Form 10-Q
period 1996-03-31
ASTEA INTERNATIONAL INC
filed 1996-05-15
CIK 945989

_____________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended      March 31, 1996
                              ---------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File Number                      0-26330
                       ---------------------------------------------------

                           ASTEA INTERNATIONAL INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                         23-2119058
- ---------------------------------------              ---------------------------
    (State or other jurisdiction                           (I.R.S. Employer
  of incorporation or organization)                       Identification No.)

  100 Highpoint Drive, Chalfont, PA                        18914
- -----------------------------------------------------------------------
 (Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code     (215) 822-8888
                                                    -------------------

                                      N/A
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days.        Yes [X]  No [_]

As of May 6, 1996 there were 12,748,000 shares of Common Stock outstanding, par value $.01 per share.

_______________________________________________________________________________

                           ASTEA INTERNATIONAL INC.

                                   FORM 10Q
                               QUARTERLY REPORT
                                     INDEX


                                                                      PAGE NO.
                                                                      --------
Facing Sheet                                                             1

Index                                                                    2

PART I - FINANCIAL INFORMATION
- ------------------------------

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets                          3

          Condensed Consolidated Statements of Income                    4

          Condensed Consolidated Statements of Cash Flows                5

          Notes to Unaudited Consolidated Financial Statements           6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                            8

PART II - OTHER INFORMATION
- ---------------------------

ITEM 1.   LEGAL PROCEEDINGS                                              11

ITEM 2.   CHANGES IN SECURITIES                                          11

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            11

ITEM 5.   OTHER INFORMATION                                              11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               11

          SIGNATURES                                                     12

EXHIBIT 11  COMPUTATION OF EARNINGS PER SHARE                            13

PART I. - FINANCIAL INFORMATION
- -------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

                            ASTEA INTERNATIONAL INC.
                            ------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                    ASSETS                                   March 31,             December 31,
                    ------
                                                               1996                    1995
                                                           -------------          --------------
                                                            (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                               $   6,124,000          $   4,021,000
   Investments available for sale                             26,261,000             30,822,000
   Receivables, net of reserves                               19,077,000             21,560,000
   Prepaid expenses and other                                  2,056,000              1,917,000
   Prepaid income taxes                                        1,217,000                -----
   Deferred income taxes                                         907,000              1,194,000
                                                           -------------          -------------

        Total current assets                                  55,642,000             59,514,000

Property and Equipment Net                                     6,105,000              5,822,000

Capitalized Software Net                                       1,802,000              1,713,000

Goodwill, Net                                                  2,330,000              2,321,000
                                                           -------------          -------------

        Total assets                                       $  65,879,000          $  69,370,000
                                                           =============          =============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

CURRENT LIABILITIES:
     Line of credit                                        $     650,000          $   1,200,000
     Current portion of obligations under capital
       leases                                                     99,000                 97,000
     Accounts payable and accrued expenses                     7,779,000              9,613,000
     Deferred revenues                                         6,469,000              7,872,000
                                                           -------------          -------------

        Total current liabilities                             14,997,000             18,782,000

Deferred Income Taxes                                            424,000                136,000

Noncurrent Portion of Obligations Under Capital Leases         2,504,000              2,532,000

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000,000 shares
      authorized, none issued                                    -----                 -----
     Common stock, $.01 par value, 25,000,000 shares
        authorized, 12,648,000 shares on March 31, 1996
        and 12,404,000 shares at December 31, 1995
        Issued and outstanding                                   126,000                124,000
     Additional paid-in capital                               47,674,000             45,600,000
     Deferred compensation                                      (345,000)              (388,000)
     Cumulative translation adjustment                          (176,000)              (115,000)
     Retained earnings                                           675,000              2,699,000
                                                           -------------          -------------

        Total liabilities and stockholders' equity         $  69,879,000          $  69,370,000
                                                           =============          =============

       The accompanying notes are an integral part of these statements.

                           ASTEA INTERNATIONAL INC.
                           ------------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------

                                  (Unaudited)


                                                        Three Months
                                                      Ended March 31,
                                                ---------------------------
                                                     1996           1995
                                                --------------  ------------
Revenues:
  Software license fees                         $ 7,488,000     $ 4,207,000
  Services and maintenance                        7,399,000       4,875,000
                                                -----------     -----------

     Total revenues                               14,887,000      9,082,000
                                                ------------    -----------

Costs and expenses:
  Cost of software licenses fees                     774,000        685,000
  Cost of services and maintenance                 4,575,000      3,189,000
  Product development                              1,619,000        796,000
  Sales and marketing                              4,586,000      2,464,000
  General and administrative                       1,913,000      1,359,000
  Expenses related to pooling transaction          3,416,000          -----
                                                ------------    -----------

     Total costs and expenses                     16,883,000      8,493,000
                                                ------------    -----------

Income (loss) from operations                     (1,996,000)       589,000

Net interest income (expense)                        280,000       (135,000)
                                                ------------    -----------

Income (loss) before income taxes                 (1,716,000)       454,000

Provision for income taxes                           308,000         14,000
                                                ------------    -----------

Net income (loss)                               ($ 2,024,000)   $   440,000
                                                =============   ===========

Pro forma data (Note 4)
  Pro forma income before income taxes          $  1,700,000    $   454,000
  Pro forma income taxes                             646,000        205,000
                                                ------------    -----------

  Pro forma net income                          $  1,054,000    $   249,000
                                                ============    ===========

  Pro forma net income per share                $        .08    $       .03
                                                ============    ===========

  Weighted average shares outstanding             13,542,000      9,539,000
                                                ============    ===========

       The accompanying notes are an integral part of these statements.

                           ASTEA INTERNATIONAL INC.
                           ------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                  (Unaudited)

                                                                          For the Three Months
                                                                            Ended March 31,
                                                                    -------------------------------
                                                                          1996            1995
                                                                    ---------------  --------------
Cash flows from operating activities:
  Net income (loss)                                                 $   (2,024,000)   $     440,000
  Adjustments to reconcile net income (loss) to cash
    provided by operating activities-
       Depreciation and amortization                                       559,000          550,000
       Tax benefit from exercise of stock options                        1,742,000              ---
       Other                                                                25,000           27,000
       Changes in operating assets and liabilities,
         net of effect of acquired business-
            Receivables                                                  2,312,000        2,020,000
            Prepaid expenses and other                                    (143,000)        (190,000)
            Prepaid income taxes                                        (1,217,000)             ----
            Accounts payable and accrued expenses                       (1,836,000)        (923,000)
            Deferred income taxes                                          575,000               ---
            Deferred revenues                                           (1,403,000)        2,424,000
                                                                    ---------------   --------------

               Net cash provided by (used in) operating activities      (1,410,000)        4,348,000

Cash flows from investing activities:
  Sale of short-term investments, net                                    4,561,000              ---
  Purchases of property and equipment                                     (598,000)        (247,000)
  Capitalized software development costs                                  (224,000)        (187,000)
  Repayments of notes receivable from sole stockholder and
    his wife                                                                   ----         217,000
  Payment for acquired business, net of cash acquired                          ----        (168,000)
                                                                    ---------------   --------------

               Net cash provided by (used in) investing activities       3,739,000         (385,000)

Cash flows from financing activities:
  Proceeds from exercise of stock options                                  334,000               ---
  Net borrowings (repayments)  on line of credit                          (550,000)         616,000
  Repayments of debt                                                       (26,000)         (69,000)
                                                                    ---------------   --------------

               Net cash provided by (used in) financing activities        (242,000)         547,000
                                                                    ---------------   --------------

Effect of exchange rate changes on cash                                     16,000          (43,000)
                                                                    ---------------   --------------

Net increase in cash and cash equivalents                                2,103,000        4,467,000

Cash and cash equivalents balance, beginning of period                   4,021,000        1,119,000
                                                                    ---------------   --------------

Cash and cash equivalents balance, end of period                    $    6,124,000    $   5,586,000
                                                                    ===============   ==============

       The accompanying notes are an integral part of these statements.

- ------------------------------------------


                           ASTEA INTERNATIONAL INC.
                           ------------------------


             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------



1. BASIS OF PRESENTATION
   ---------------------

The consolidated financial statements at March 31, 1996 and for the three month period ended March 31, 1996 and 1995 of Astea International Inc. and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 1995 Annual Report and Form 10-K are hereby incorporated by reference in this report on Form 10-Q.

2. BENDATA MERGER
   --------------

On February 27, 1996, the Company completed a merger with Bendata Inc. ("Bendata"). The Company exchanged 1,500,000 shares of its common stock for all of Bendata's outstanding capital stock in a merger accounted for as a pooling of interest. All financial data has been restated to include Bendata for each period presented.

In connection with the Bendata merger, $3,416,000 of merger expenses ($2,609,000 after-tax) were incurred and charged to expense in the first quarter of 1996. The merger expenses consisted of bonus payments made to Bendata non-shareholder employees as well as legal, accounting and investment banking fees.

3. INCOME TAXES
   ------------

During the first quarter of 1995, and the period from January 1, 1996 to February 27, 1996 in the case of Bendata only, the Company was taxed under subchapter S of the Internal Revenue Code; therefore, income taxes includes a provision for certain states which do not recognize S-corporation status.
Income taxes for the first quarter of 1996 includes a charge of $575,000 for the reinstatement of a deferred income tax liability for Bendata caused by the termination of Bendata's S-corporation status as a result of the merger. Excluding this charge, the Company would have recorded an income tax benefit of $267,000, or an effective tax rate of 15.5%. This income tax benefit was reduced due to the non-deductibility of certain merger expenses, or an effective tax rate of 27.9%.

4. PRO FORMA INFORMATION
   ---------------------

Pro Forma Income Statement
- --------------------------

Pro forma information for the three months ended March 31, 1996 excludes from income before income taxes the merger expenses of $3,416,000 ($2,609,000 after-tax) and the one-time income tax charge of $575,000 due to the conversion of Bendata from an S corporation to a C corporation as a result of the merger.

The pro forma income taxes for the periods ended March 31, 1996 and 1995 reflected above were calculated as if the Company and Bendata were C corporations for the periods presented using the criteria established under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Pro Forma Net Income Per Share
- ------------------------------

Pro forma net income per share was calculated by dividing pro forma net income by the weighted average number of shares of common stock outstanding, including the 1,500,000 shares of common stock issued in the Bendata merger for the respective periods. These shares were adjusted for the dilutive effect of common stock equivalents, which consist of issued but unexercised stock options, using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, common stock equivalents issued by the Company during the 12 months immediately preceding the Offering have been included in the calculation of the shares used in computing pro forma net income per share for the three month period ended March 31, 1995 as if they were outstanding for all periods presented (using the treasury stock method and the average fair market price).

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Overview
- --------

The Company develops, markets, implements and supports a suite of customer interaction software applications for client/server and host-based computing environments that permit organizations of various sizes across a wide range of industries to automate and integrate field service and customer support functions. The Company maintains operations in the United States, Australia, New Zealand, the Netherlands, Germany, France, the United Kingdom and Israel.

Results of Operations
- ---------------------

Comparison of Three Months Ended March 31, 1996 and 1995
- --------------------------------------------------------

Revenues
- --------

Total revenues increased $5,805,000 or 64% to $14,887,000 in the three months ended March 31, 1996 from $9,082,000 in the three months ended March 31, 1995 primarily as a result of increases in both software license fees and the performance of professional services and maintenance associated with those licenses. The Company's European operation (Astea B.V.), which was acquired by the Company in February 1995, contributed $1,584,000 in the first quarter of 1996 compared to $764,000 in the first quarter of 1995. This increase represents 14% of the total increase in revenues in the period. Bendata total revenue for the three months ended March 31, 1996 was $3,435,000 compared to $1,756,000 for the three months ended March 31, 1995, accounting for 29% of the increase in total revenues over the first quarter of 1995.

Software license revenues increased $3,281,000 or 78% to $7,488,000 in the first quarter of 1996 from $4,207,000 in the first quarter of 1995. This increase was attributable to higher revenues associated with DISPATCH-1, PowerHelp and Bendata's HEAT products, which resulted primarily from the hiring of additional sales personnel, increased marketing activities, and increased demand generally in the customer software interaction marketplace. Software license revenues for DISPATCH-1. PowerHelp and HEAT increased by 50%, 461% and 122% during the first quarter of 1996 compared to the first quarter of 1995. Bendata license revenue was $2,192,000 in the first quarter of 1996, compared to $987,000 in the first quarter of 1995 or 37% of the increase.

Services and maintenance revenues increased $2,524,000 or 52% to $7,399,000 in the first quarter of 1996 from $4,875,000 in the first quarter of 1995. Astea B.V. contributed revenues of $1,070,000 in the first quarter of 1996 compared to $431,000 in the first quarter of 1995, an increase of $639,000 or 25% of the total increase. Bendata contributed revenues of $1,243,000 in the first quarter of 1996 compared to $769,000 in the first quarter of 1995, an increase of $474,000 or 19% of the total increase over the same quarter in the prior year. The remaining increase was primarily associated with the Company's growing customer base and the complexity of license installations which require additional professional services and support.

Total international operations contributed $3,212,000 or 22% of total revenues in the first quarter of 1996, compared to $1,105,000 or 12% of total revenues in the first quarter of 1995. This increase of $2,107,000 was primarily in Europe which accounted for $1,515,000 or 72% of the increase in the first quarter of 1996 over the same quarter in 1995.

In the first quarter of 1995, the Company had one customer which accounted for 13% of total revenues. In the first quarter of 1996, the Company had no customers which accounted for greater than 10% of total revenues.

Costs of Revenues
- -----------------

Cost of software license fees increased $89,000 or 13% to $774,000 in the first quarter of 1996 from $685,000 in the first quarter of 1995. The increase is primarily due to the increase in license fees and royalties payable to third parties in connection with increased licenses of the Company's software. Cost of software license fees as a percentage of software license fee revenues decreased to 10% in the first quarter of 1996 from 16% in the first quarter of 1995. This decrease was primarily attributable to the mix of third party software licenses required to support the software licenses sold.

Costs of services and maintenance increased $1,386,000 or 43% to $4,575,000 in the first quarter of 1996 from $3,189,000 in the first quarter of 1995. The increase was primarily due to increased personnel costs for service and support attendant to the Company's increased software license revenues and the expansion of the Company's international operations. Cost of services and maintenance as a percentage of service and maintenance revenues decreased to 62% for the first quarter of 1996 from 65% for the first quarter of 1995.

Product Development
- -------------------

Product development expense increased $823,000 or 103% to $1,619,000 in the first quarter of 1996 from $796,000 in the first quarter of 1995. Product development as a percentage of revenues increased to 11% in the first quarter of 1996 from 9% in the first quarter of 1995. The Company expects that product development expenses will continue to grow as an absolute dollar amount in the future as new products are developed and enhanced. The company's total product development costs, including capitalized software development costs were $1,844,000 or 12% of revenues for the first quarter of 1996 compared to $984,000 or 11% of revenues for 1995, an increase of 87%. The capitalized portions of total product development expenses were $225,000 or 12% in the first quarter of 1996 and $188,000 or 19% in the first quarter of 1995. This increase is primarily a result of the hiring of additional development personnel.

Sales and Marketing
- -------------------

Sales and marketing expense increased $2,122,000 or 86% to $4,586,000 in the first quarter of 1996 from $2,464,000 in the first quarter of 1995. This increase resulted from the hiring of additional sales and marketing personnel and the expansion of international operations. As a percentage of revenues, sales and marketing expenses increased to 31% in the first quarter of 1996 from 27% in the first quarter of 1995. Sales and marketing expense related to the Company's international operations including Astea BV and Bendata UK was $1,181,000 in the first quarter of 1996 compared to $257,000 in the first quarter of 1995.

General and Administrative
- --------------------------

General and administrative expenses increased $554,000 or 41% to $1,913,000 in the first quarter of 1996 from $1,359,000 in the first quarter of 1995. As a percentage of revenues, general and administrative costs have decreased to 13% in the first quarter of 1996 from 15% in the first quarter of 1995. This decrease in general and administrative expenses as a percentage of revenues represents increased operating efficiency within the administrative functions.

Net Interest Income
- -------------------

Net interest income was $280,000 in the first quarter of 1996 as compared to $135,000 of interest expense in the first quarter of 1995. This increase was primarily attributable to interest income earned on the proceeds from the Company's initial public offering.

Merger Costs
- ------------

Costs of $3,416,000 ($2,609,000 after-tax) associated with the Bendata merger were charged to expense in the first quarter of 1996. These costs were comprised of one time payments to non-shareholder employees for their investment banking, legal and accounting fees.

Variability of Quarterly Results
- --------------------------------

The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results of operations for the year ending December 31, 1996.

Liquidity and Capital Resources
- -------------------------------

The Company has historically financed its operations through cash generated by operations. Net cash used in operating activities was $1,410,000 during the three months ended March 31, 1996 compared to $4,348,000 provided by operating activities during the three months ended March 31, 1995. This decrease was primarily attributable to the merger expenses of $3,416,000 related to the Bendata transaction and decreases in deferred revenues.

Cash provided by investing activities was $3,739,000 in the first three months of 1996 compared to $385,000 used in investing activities in the first three months of 1995. The increase was primarily attributable to the sale of short-term investments, which were primarily used to fund merger expenses, partially offset by the purchases of property and equipment and capitalized software development costs.

The Company utilized $242,000 from financing activities during the three months ended March 31, 1996. These funds were used to paydown the line of credit and debt, offset by the issuance of common stock upon the exercise of stock options.

The Company maintains a line of credit with a maximum borrowing availability thereunder of $5,000,000. The line of credit bears interest at the lending bank's prime rate. Borrowings under the line of credit are secured by the Company's receivables, contract rights and equipment. The line of credit expires on June 30, 1996 and is subject to renewal at that time. There was no outstanding balance under this line as of December 31, 1995 and March 31, 1996.

Bendata has a revolving line of credit with a bank for borrowings up to $1,750,000, with interest at the bank's prime rate plus 3/4% (9.5% at December 31, 1995 and 9.75% at March 31, 1996). Availability of borrowings under the line is limited to 80% of eligible accounts receivable. Borrowings under the revolving line of credit are secured by a first security interest on substantially all the Company's assets and are guaranteed by a minority Stockholder in Astea. The line expired on March 31, 1996. The line requires the Company to maintain certain financial and nonfinancial covenants. The Company did not comply with certain covenants at December 31, 1995 or March 31, 1996 and accordingly had received waivers and amendments with respect to such covenants from its bank. The outstanding balance as of December 31, 1995 and March 31, 1996 was $1,200,000 and $650,000.

The Company believes its current cash balances, cash flow from operations, if any, and existing credit facilities will be sufficient to fund its working capital requirements and planned capital expenditures for at least the next twelve months.

The Company is planning to expand its corporate facilities during the second half of 1996. This expansion is not expected to have a material effect on the Company's cashflow or operating results.

PART II - OTHER INFORMATION
- ---------------------------

ITEM 1.   LEGAL PROCEEDINGS
- ---------------------------

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any legal proceedings which would, in management's opinion, have a material adverse effect on the Company's business or results of operations.

ITEM 2.   CHANGES IN SECURITIES
- -------------------------------

There have been no changes in securities during the quarter ended March 31, 1996.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
- ------------------------------------------

There have been no defaults by the Company on any Senior Securities during the quarter ended March 31, 1996.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------

No matters were submitted to a vote of Security Holders during the quarter ended March 31, 1996.

ITEM 5.   OTHER INFORMATION
- ---------------------------

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------
(a) Exhibit:
    11. Computation of Pro Forma Income Per Common Share

(b) A Current Report on Form 8-K dated February 27, 1996 was filed by the Company during the quarter ended March 31, 1996 and Amendment No. 1 to Current Report on Form 8-K/A dated May 3, 1996 was filed by the Company on May 3, 1996 each relating to the consummation by the Company on February 27, 1996 of a merger with Bendata, Inc. ("Bendata") pursuant to which the Company issued 1,500,000 shares of Common Stock for all of the issued and outstanding capital stock of Bendata and membership interests in Bendata
    (UK) Limited LLC.

                                  SIGNATURES
                                  ----------



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ASTEA INTERNATIONAL INC.

Date:  May 13, 1996



                                   By:/s/Zack B. Bergreen
                                      -------------------
                                      Zack B. Bergreen
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


                                   By:/s/Leonard W. von Vital
                                      -----------------------
                                      Leonard W. von Vital
                                      Vice President and Chief Financial Officer
                                      (Principal Financial and Chief
                                      Accounting Officer)