Form 10-Q
period 1996-06-30
ASTEA INTERNATIONAL INC
filed 1996-08-14
CIK 945989

- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q



[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange

Act Of 1934

For the quarterly period ended   June 30, 1996
                               ------------------

[ ] Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange

Act Of 1934

For the transition period from                  to
                                ---------------    ----------------

Commission File Number                  0-26330
                      -----------------------------------------

                                  Astea International Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                    23-2119058
- ---------------------------------------------    -------------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

 100 Highpoint Drive, Chalfont, PA                    18914
- ----------------------------------------------------------------
  (Address of principal executive office)           (Zip Code)

Registrant's telephone number, including area code    (215) 822-8888
                                                   -------------------
                                      N/A
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [x] No [_]

As of August 7, 1996 there were 13,027,000 shares of common stock outstanding, par value $.01 per share.

_______________________________________________________________________________

                            ASTEA INTERNATIONAL INC.

                                    FORM 10Q
                                QUARTERLY REPORT
                                     INDEX

                                                                           Page No.
                                                                           --------
Facing Sheet                                                                   1
Index                                                                          2

PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1.    Consolidated Financial Statements

           Condensed Consolidated Balance Sheets                               3

           Condensed Consolidated Statements of Income                         4

           Condensed Consolidated Statements of Cash Flows                     5

           Notes to unaudited consolidated financial statements                6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 8

PART II - OTHER INFORMATION
- ---------------------------

Item 1.    Legal Proceedings                                                  16

Item 2.    Changes in Securities                                              16

Item 3.    Defaults upon Senior Securities                                    16

Item 4.    Submission of Matters To A Vote of Security Holders                16

Item 5.    Other Information                                                  16

Item 6.    Exhibits and Reports on Form 8-K                                   16

           Signatures                                                         18

Exhibit 11 Computation of Earnings Per Share                                  19

Exhibit 27 Financial Data Schedule                                            20


PART I. - FINANCIAL INFORMATION
- -------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

                           ASTEA INTERNATIONAL INC.
                           ------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (Unaudited)

                 ASSETS                      June 30,      December 31,
                 ------                       1996             1995
                                        ---------------  ----------------
CURRENT ASSETS:
  Cash and cash equivalents                $  2,512,000    $ 4,021,000
  Investments available for sale             16,606,000     30,822,000
  Receivables, net of reserves               19,276,000     21,560,000
  Prepaid expenses and other                  1,898,000      1,917,000
  Prepaid income taxes                        1,917,000      ----
  Deferred income taxes                       3,022,000      1,194,000
                                        ----------------------------------
      Total current assets                   45,231,000     59,514,000

Property and equipment - net                  6,771,000      5,822,000

Capitalized software - net                    3,094,000      1,713,000

Goodwill - net                                2,854,000      2,321,000
                                        ----------------------------------
       Total assets                        $ 57,950,000    $69,370,000
                                        ==================================
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Line of credit                           $    980,000    $ 1,200,000
  Current portion of obligations under
    capital leases                               99,000         97,000
  Accounts payable and accrued expenses      10,334,000      9,613,000
  Deferred revenues                           6,899,000      7,872,000
                                        ----------------------------------
       Total current liabilities             18,312,000     18,782,000

Deferred income taxes                           424,000        136,000

Noncurrent portion of obligations under
  capital leases                              2,477,000      2,532,000

Other noncurrent commitments                  1,000,000      -----

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
    5,000,000 shares authorized, none         -----          -----
    issued
  Common stock, $.01 par value,
    25,000,000 shares authorized,
    13,025,000 issued and outstanding           130,000        124,000
  Additional paid-in capital                 52,661,000     45,600,000
  Deferred compensation                        (302,000)      (388,000)
  Cumulative exchange difference               (244,000)      (115,000)
  Retained earnings                         (16,508,000)     2,699,000
                                        ----------------------------------
       Total liabilities and
         stockholders' equity              $ 57,950,000    $69,370,000
                                        ==================================

       The accompanying notes are an integral part of these statements.

                            ASTEA INTERNATIONAL INC.
                            ------------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------

                                  (Unaudited)

                                                  Three Months                   Six Months
                                                 Ended June 30,               Ended June  30,
                                          ---------------------------   ---------------------------
                                               1996           1995           1996           1995
                                          --------------  ------------  --------------  ------------
Revenues:
   Software license fees                  $   3,881,000   $ 8,145,000   $  11,369,000   $12,352,000
   Services and maintenance                   7,610,000     5,435,000      15,009,000    10,310,000
                                          -----------------------------------------------------------
        Total revenues                       11,491,000    13,580,000      26,378,000    22,662,000
                                          -----------------------------------------------------------
Costs and expenses:
  Cost of software licenses fees                856,000     1,100,000       1,630,000     1,785,000
  Cost of services and maintenance            5,234,000     3,862,000       9,809,000     7,051,000
  Product development                         2,202,000       859,000       3,821,000     1,655,000
  Sales and marketing                         5,447,000     3,652,000      10,033,000     6,116,000
  General and administrative                  3,431,000     1,605,000       5,344,000     2,964,000
  Expenses related to pooling transaction       -------       -------       3,416,000       -------
  Charge for purchased research and
    development                              13,810,000       -------      13,810,000       -------
                                          -----------------------------------------------------------
      Total costs and expenses               30,980,000    11,078,000      47,863,000    19,571,000
                                          -----------------------------------------------------------
Income (loss) from  operations              (19,489,000)    2,502,000     (21,485,000)    3,091,000

Net interest income (expense)                   229,000      (176,000)        509,000      (311,000)

                                          -----------------------------------------------------------
Income (loss) before income taxes           (19,260,000)    2,326,000     (20,976,000)    2,780,000

Provision for income taxes                   (2,077,000)       41,000      (1,769,000)       55,000
                                          -----------------------------------------------------------
Net income (loss)                          ($17,183,000)  $ 2,285,000    ($19,207,000)  $ 2,725,000
                                          ===========================================================
Net income (loss) per share                 $     (1.35)  $       .23     $     (1.52)  $       .27
                                          ===========================================================
Weighted average shares outstanding          12,738,000    10,001,000      12,644,000    10,001,000
                                          ===========================================================
Pro forma data (Note 5)
   Pro forma income (loss) before
     income taxes                           ($5,450,000)  $ 2,326,000     ($3,750,000)  $ 2,780,000
   Pro forma income taxes                    (2,077,000)      896,000      (1,431,000)    1,101,000
                                          -----------------------------------------------------------
   Pro forma net income (loss)              ($3,373,000)  $ 1,430,000     ($2,319,000)  $ 1,679,000
                                          ===========================================================
Pro forma net income (loss) per share        $     (.26)  $       .14      $     (.18)  $       .17
                                          ===========================================================
Weighted average shares outstanding          12,738,000    10,001,000      12,644,000    10,001,000
                                          ===========================================================

        The accompanying notes are an integral part of these statements.

                            ASTEA INTERNATIONAL INC.
                            ------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                  (Unaudited)

                                           For the Six Months Ended June 30,
                                         ------------------------------------
                                                 1996              1995
                                          ------------------  ---------------
Cash flows from operating activities:
   Net income (loss)                           $(19,207,000)     $ 2,725,000
   Adjustments to reconcile net income
     (loss) to cash provided by (used in)
     operating activities-
        Depreciation and amortization             1,254,000        1,019,000
        Tax benefit from exercise of
          stock options                           1,742,000              ---
        Charge for purchased research and
          development                            13,810,000              ---
        Other                                        30,000           27,000
        Changes in operating assets and
          liabilities, net of effect of
          acquired businesses:
             Receivables                          2,674,000          208,000
             Prepaid expenses and other              63,000         (203,000)
             Prepaid income taxes                (1,917,000)             ---
             Accounts payable and accrued
               expenses                            (921,000)         694,000
             Deferred income taxes               (1,540,000)             ---
             Deferred revenues                     (952,000)        (878,000)
                                          ------------------------------------
             Net cash provided by (used
               in) operating activities          (4,964,000)       3,592,000

Cash flows from investing activities:
  Sale of short-term investments, net            14,216,000              ---
  Purchases of property and equipment            (1,452,000)        (876,000)
  Capitalized software development costs           (475,000)        (328,000)
  Repayments of notes receivable from
    majority stockholder and his wife                   ---          217,000
  Payment for acquired businesses, net of
    cash acquired                                (8,550,000)        (168,000)
                                          ------------------------------------

             Net cash provided by (used
               in) operating activities           3,739,000       (1,155,000)

Cash flows from financing activities:
  Proceeds from exercise of stock options           525,000              ---
  Net borrowings (repayments)  on line of credit   (550,000)       2,075,000
  Repayments of long-term debt                      (49,000)        (959,000)
  Capital contribution                                  ---           46,000
  Repayments of notes receivable from majority
    stockholder and his wife                            ---         (266,000)
  S Corporation distribution                       (200,000)      (2,496,000)
                                          ------------------------------------
                  Net cash used in
                    financing activities           (274,000)      (1,600,000)

Effect of exchange rate changes on cash             (10,000)          21,000
                                          ------------------------------------
Net increase (decrease) in cash and
  cash equivalents                               (1,509,000)         858,000

Cash and cash equivalents balance,
 beginning of period                              4,021,000        1,119,000
                                          ------------------------------------
Cash and cash equivalents balance, end
 of period                                     $  2,512,000      $ 1,977,000
                                          ====================================

        The accompanying notes are an integral part of these statements.

- ----------------------------------------


                           ASTEA INTERNATIONAL INC.
                           ------------------------


             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------



1. BASIS OF PRESENTATION
   ---------------------

The consolidated financial statements at June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 of Astea International Inc. and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 1995 Annual Report and Form 10-K which are hereby incorporated by reference in this report on Form 10-Q.

2. BENDATA MERGER
   --------------

On February 27, 1996, the Company completed a merger with Bendata Inc. and Bendata UK LLC (collectively, "Bendata"). The Company exchanged 1,500,000 shares of its common stock for all of Bendata's outstanding capital stock and ownership interests in a merger accounted for as a pooling of interests. All financial data has been restated to include Bendata for each period presented.

In connection with the Bendata merger, $3,416,000 of merger expenses ($2,609,000 after-tax) were incurred and charged to expense in the first quarter of 1996. The merger expenses consisted of bonus payments made to Bendata non-shareholder employees as well as legal, accounting and investment banking fees.

3. ABALON ACQUISITION
   ------------------

On June 28, 1996, the Company completed an acquisition of Abalon AB ("Abalon"). The Company exchanged cash of $8,550,000 and 233,236 shares of its common stock for all of Abalon's outstanding capital stock in an acquisition accounted for as a purchase transaction.

In connection with the Abalon acquisition, the Company recorded a one time charge of $13,810,000 related to the fair value of incomplete research and development. Due to the timing of the acquisition, which closed on June 28, 1996, there are no results of operations related to Abalon included in the Company's June 1996 statement of income.

4. INCOME TAXES
   ------------

During the first quarter of 1995, and the period from January 1, 1996 to February 27, 1996 in the case of Bendata only, the Company was taxed under subchapter S of the Internal Revenue Code; therefore, income taxes include a provision for certain states which do not recognize S-corporation status. Income taxes for the first quarter of 1996 include a charge of $575,000 for the reinstatement of a deferred income tax liability for Bendata caused by the termination of Bendata's S-corporation status as a result of the merger discussed in note 2. Excluding this charge, the Company would have recorded an income tax benefit of $2,344,000, or an effective tax rate of 11.2% for the six months ended June 30, 1996. This income tax benefit was reduced due to the non-deductibility of certain merger expenses, and charges for purchased research and development, or an effective tax rate of 27.4%.

5. PRO FORMA INFORMATION
   ---------------------

Pro Forma Income Statement
- --------------------------

Pro forma information for the three months and six months ended June 30, 1996 excludes from income before income taxes the one-time charge for the purchase of research and development costs of $13,810,000 related to Abalon and for the six months ended June 30, 1996 the merger expenses of $3,416,000 ($2,609,000 after-tax) and the one-time income tax charge of $575,000 due to the conversion of Bendata from an S corporation to a C corporation as a result of the merger.

The pro forma income taxes for the periods ended June 30, 1996 and 1995 reflected above were calculated as if the Company and Bendata were C corporations for the periods presented using the criteria established under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Pro Forma Net Income Per Share
- ------------------------------

Pro forma net income per share was calculated by dividing pro forma net income by the weighted average number of shares of common stock outstanding, including the 1,500,000 shares of common stock issued in the Bendata merger for the respective periods. These shares were adjusted for the dilutive effect of common stock equivalents, which consist of issued but unexercised stock options, using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, common stock equivalents issued by the Company during the 12 months immediately preceding the initial public offering of the Company's common stock in August 1995 (the "Offering") have been included in the calculation of the shares used in computing pro forma net income per share for the three and six month periods ended June 30, 1995 as if they were outstanding for all periods presented (using the treasury stock method and the average fair market price of such common stock).

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

Overview
- --------

This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those projected. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Registration Statement on Form S-1 filed under the Securities Act of 1933, and in its other SEC filings, including its quarterly reports on Form 10-Q for 1995 and 1996, and its Annual Report on Form 10-K for 1995, each of which are incorporated by reference herein.

The Company develops, markets, implements and supports a suite of customer interaction software applications for client/server and host-based computing environments that permit organizations of various sizes across a wide range of industries to automate and integrate field service, customer support and sales automation functions. The Company maintains operations in the United States, Australia, New Zealand, the Netherlands, Germany, France, the United Kingdom Sweden and Israel.

Results of Operations
- ---------------------

Comparison of Three Months Ended June 30, 1996 and 1995
- -------------------------------------------------------

Revenues
- --------

Total revenues decreased $2,089,000 or 15% to $11,491,000 in the three months ended June 30, 1996 from $13,580,000 in the three months ended June 30, 1995. The decrease in software license fees was partially offset by increases in professional services and maintenance fees which amounted to $7,610,000 or a 40% increase over the same quarter in 1995. The Company's international operations contributed $3,498,000 in the second quarter of 1996 compared to $1,574,000 in the second quarter of 1995. This represents a 122% increase over the same period last year and 30% of the total revenues in the period. Bendata total revenue for the three months ended June 30, 1996 was $3,522,000 compared to $2,730,000 for the three months ended June 30, 1995, increasing 29% over the prior period and accounting for 31% of the total revenues in the second quarter of 1996.

Software license fee revenues decreased 52% to $3,881,000 in the second quarter of 1996 from $8,145,000 in the second quarter of 1995. The decrease in software license fees resulted from several DISPATCH-1 orders which did not close during the second quarter of 1996 as anticipated. The second quarter of 1996 compared to the second quarter of 1995 percentage variances in license revenues for DISPATCH-1, PowerHelp and HEAT were (91%), 778% and 12% respectively. International operations accounted for $1,538,000 of license revenues in the second quarter of 1996 compared to $518,000 in the second quarter of 1995, an increase of 197%. Bendata license revenue amounted to $2,198,000 in the second quarter of 1996, a 12% increase over the same period last year.

Services and maintenance revenues increased 40% to $7,610,000 in the second quarter of 1996 from $5,435,000 in the second quarter of 1995. International operations contributed services and maintenance revenues of $1,960,000, an 86% increase over the second quarter of 1995. Bendata contributed services and maintenance revenues of $1,324,000, an increase of $551,000 or 71% over the same quarter in the prior year. These increases are primarily attributable to the growth of the Company's customer base as compared to prior periods, and the increasing complexity of license installations which require additional professional services and support.

In the second quarter of 1996, the Company had no customers which accounted for greater than 10% of total revenues. In the second quarter of 1995, the Company had two customers which accounted for 37% and 15% respectively of total revenues.

Costs of Revenues
- -----------------

Cost of software license fees decreased 22% to $856,000 in the second quarter of 1996 from $1,100,000 in the second quarter of 1995. The decrease was primarily due to the decrease in license fees payable to third parties in connection with decreased licenses of the Company's software. Cost of software license fees as a percentage of software license fee revenues increased to 22% in the second quarter of 1996 from 14% in the second quarter of 1995. This increase was primarily attributable to the lower volume of third party software licenses required to support the software licenses sold, while the amortization of capitalized software remained constant.

Costs of services and maintenance increased 36% to $5,234,000 in the second quarter of 1996 from $3,862,000 in the second quarter of 1995. The increase was primarily due to increased personnel costs for service and support attendant to increasing obligations under consulting and maintenance agreements arising during prior periods and the expansion of the Company's international operations. Cost of services and maintenance as a percentage of service and maintenance revenues decreased to 69% for the second quarter of 1996 from 71% for the second quarter of 1995. This decrease in costs of services and maintenance as a percentage of service and maintenance revenues was primarily a result of the Company's international operations becoming more efficient and performing at higher productivity levels.

Product Development
- -------------------

Product development expense increased 156% to $2,202,000 in the second quarter of 1996 from $859,000 in the second quarter of 1995. Product development as a percentage of revenue increased to 19% in the second quarter of 1996 from 6% in the first quarter of 1995. This increase as a percentage of revenue is partially due to the lower overall revenue volume in the second quarter but primarily represented a planned effort on the part of the Company to place greater emphasis on product development expenditures. The Company expects that product development expenses will continue to grow as an absolute dollar amount in the future as new and existing products are developed and enhanced.

Sales and Marketing
- -------------------

Sales and marketing expense increased 49% to $5,447,000 in the second quarter of 1996 from $3,652,000 in the second quarter of 1995. As a percentage of revenues, sales and marketing expenses increased to 47% due to the lower overall revenue volume in the second quarter of 1996 from 27% in the second quarter of 1995. The increase in absolute dollars was attributable to the Company's continued efforts to expand the Company's sales and marketing efforts, including the hiring of additional sales and marketing personnel and increased advertising and marketing expenditures.

General and Administrative
- --------------------------

General and administrative expenses increased 114% to $3,431,000 in the second quarter of 1996 from $1,605,000 in the second quarter of 1995. As a percentage of revenues, general and administrative costs increased to 30% in the second quarter of 1996 from 12% in the second quarter of 1995 due to the lower overall revenue volume in the second quarter and a one time precautionary reserve made by the Company to address a customer satisfaction issue.

International Operating Income
- ------------------------------

International operating results for the second quarter of 1996 amounted to a loss of $1,548,000 compared to a loss of $689,000 in the second quarter of 1995. This increase in the loss incurred from period to period was primarily due to two factors. The first relates to the license revenue shortfall in the second quarter of 1996, in which various license agreements failed to close as anticipated. The second factor relates to a significant increase in product development expenditures by the Company's Israeli operations which are primarily engaged in product development activities for the Company. Such expenditures increased by over $500,000 in the second quarter of 1996 over the second quarter of 1995.

Net Interest Income
- -------------------

Net interest income increased 230% to $229,000 in the second quarter of 1996 from $176,000 of interest expense in the second quarter of 1995. This increase was primarily attributable to interest income earned on the proceeds from the Offering.

Comparison of Six Months Ended June 30, 1996 and 1995
- -----------------------------------------------------

Revenues
- --------

Total revenues increased $3,716,000 or 16% to $26,378,000 in the six months ended June 30, 1996 from $22,662,000 in the six months ended June 30, 1995. This overall increase was comprised of a decrease in software license fees of $983,000 or 8% on a comparative six month basis versus an increase in professional services and maintenance of $4,699,000 or 46% over the same comparative period. The Company's international operations, including Astea B.V. which was acquired by the Company in February 1995, contributed $6,710,000 in the first six months of 1996 compared to $2,679,000 in the first six months of 1995. This represents a 150% increase over the same period last year and 25% of total revenues in the period. Total Bendata revenue for the six months ended June 30, 1996 was $6,957,000 compared to $4,486,000 for the six months ended June 30, 1995, increasing 55% over the prior period and accounting for 26% of the total revenues in the first six months of 1996.

Software license fee revenues decreased 8% to $11,369,000 in the first six months of 1996 from $12,352,000 in the first six months of 1995. The decrease in software license fees on a six month basis primarily resulted from anticipated DISPATCH-1 license fee transactions not closing in the second quarter of 1996. The first six months of 1996 compared to the first six months of 1995 percent variances in software license revenues for DISPATCH-1, PowerHelp and HEAT products were (43%), 631% and 49% respectively. International operations accounted for $3,022,000 of software license fee revenues in the first six months of 1996 compared to $993,000 in the first six months of 1995, an increase of 204%. Bendata license revenue amounted to $4,390,000 in the first six months of 1996, representing a 49% increase over the same period last year.

Total services and maintenance revenues increased 46% to $15,009,000 in the first six months of 1996 from $10,310,000 in the first six months of 1995. International operations contributed services and maintenance revenues of $3,689,000, an increase of 119% over the first six months of 1995. Bendata contributed services and maintenance revenues of $2,567,000, an increase of $1,025,000 or 67% over the first six months of 1995. The increases result from the overall expansion of professional services and maintenance associated with the growth of the Company's customer base compared to prior periods, and the increasing complexity of software license installations which require additional professional services and support.

In the first six months of 1996, the Company had no customers which accounted for greater than 10% of total revenues. In the first six months of 1995, the Company had two customers which accounted for 23% and 13% respectively of total revenues.

Costs of Revenues
- -----------------

Costs of software license fees decrease 9% to $1,630,000 in the first six months of 1996 from $1,785,000 in the first six months of 1995. Cost of software license fees as a percentage of software license fee revenue decreased to 14% for the first six months of 1996 from 15% for the first six months of 1995. This decrease was primarily due to the decrease in license fees payable to third parties in connection with the lower software license sales in the second quarter of 1996.

Costs of services and maintenance increased 39% to $9,809,000 in the first six months of 1996 from $7,051,000 in the first six months of 1995. This increase was primarily due to increased personnel costs for service and support attendant to increasing obligations under consulting and maintenance agreements arising during prior periods and the expansion of the Company's international operations. Costs of services and maintenance as a percentage of service and maintenance revenues decreased to 65% for the first six months of 1996 compared to 68% in the first six months of 1995. This decrease in costs of services and maintenance as a percentage of service and maintenance revenues was primarily a result of the Company's international operations becoming more efficient and performing at higher productivity levels.

Product Development
- -------------------

Product development expense increased 131% to $3,821,000 in the first six months of 1996 from $1,655,000 in the first six months of 1995. Product development as a percentage of revenue increased to 15% in the first half of 1996 compared to 7% in the first half of 1995. This increase as a percentage of revenue is partially due to the lower overall revenue volume in the first six months of 1996, but primarily represented a planned effort on the part of the Company to place greater emphasis on product development expenditures. The Company expects that product development expenses will continue to grow as an absolute dollar amount in the future as new and existing products are developed and enhanced.

Sales and Marketing
- -------------------

Sales and marketing expenses increased 64% to $10,033,000 in the first six months of 1996 from $6,116,000 in the first six months of 1995. As a percentage of revenues, sales and marketing expenses increased to 38% in the first six months of 1996 compared to 27% in the first six months of 1995. The increase in absolute dollars was attributable to the Company's continued efforts to expand the Company's sales and marketing efforts, including the hiring of additional sales and marketing personnel and increased advertising and marketing expenditures.

General and Administrative
- --------------------------

General and administrative expenses increased 80% to $5,344,000 in the first six months of 1996 compared to $2,964,000 in the first six months of 1995. As a percentage of revenues, general and administrative expenses increased to 20% in the first six months of 1996 compared to 13% in the first six months of 1995 due to the lower overall revenue volume in the first six months of 1996 and a one time precautionary reserve made by the Company to address a customer satisfaction issue.

International Operating Income
- ------------------------------

International operating results for the first six months of 1996 amounted to a loss of $2,325,000 compared to a loss of $1,024,000 for the first six months of 1995. The increase in the international operations loss was primarily attributable to two factors. The first relates to the license revenue shortfall realized in the second quarter, in which various license transactions failed to close as anticipated. The second factor relates to a significant increase in product development expenditure by the Company's Israeli operations which are primarily engaged in product development activities for the Company. Such expenditures increased by $739,000 in the first six months of 1996 over the first six months of 1995.

Net Interest Income
- -------------------

Net interest income increased 264% to $509,000 in the first six months of 1996 from $311,000 of net interest expense in the first six months of 1995. This increase was primarily attributable to interest income earned on the proceeds from the Offering.

Liquidity and Capital Resources
- -------------------------------

The Company has historically financed its operations through cash generated by operations. Net cash provided (used) by operating activities was $(4,964,000) during the six months ended June 30, 1996 compared to $3,592,000 during the six months ended June 30, 1995. This decrease was primarily attributable to the Company's net loss offset by the non-cash charge of $13,810,000 arising from the Abalon acquisition and increases in deferred income taxes and prepaid taxes, partially offset by a reduction in receivables and tax benefit from the exercise of stock options.

The Company provided $3,739,000 of cash in investing activities in the first six months of 1996 compared to a use of $(1,155,000) in the first six months of 1995. The increase was primarily attributable to the sale of short-term investments offset by payments for acquired businesses, purchases of property and equipment and capitalized software development costs.

The Company utilized $274,000 from financing activities during the six months ended June 30, 1996. These funds were used to paydown the line of credit, S corporation distribution, and repayments of debt, partially offset by the proceeds from the exercise of stock options. During the six months ended June 30, 1995, the Company utilized $1,600,000 due to S corporation distribution, repayment of debt and repayment of notes receivable from the sole stockholder and his wife, offset by net borrowings on the line of credit.

Through June 30, 1996, the Company maintained a line of credit with a maximum borrowing availability thereunder of $5,000,000. The line of credit bears interest at the lending bank's prime rate. Borrowings under the line of credit are secured by the Company's receivables, contract rights and equipment. The line of credit expired on June 30, 1996. There was no outstanding balance under this line as of December 31, 1995 and June 30, 1996.

Bendata has a revolving line of credit with a bank for borrowings up to $1,750,000, with interest at the bank's prime rate plus 1% (9.75% at December 31, 1995 and 9.0% at June 30, 1996). Availability of borrowings under the line is limited to 80% of eligible accounts receivable, as defined. Borrowings under the revolving line of credit are secured by a first security interest on substantially all of Bendata's assets. The line expires on April 15, 1997. The line requires Bendata to maintain certain financial and nonfinancial covenants, as defined. Bendata did not comply with certain covenants at December 31, 1995 and accordingly had received waivers and amendments with respect to such covenants from its bank. The outstanding balance as of December 31, 1995 and June 30, 1996 was $1,200,000 and $650,000.

On June 28, 1996, the Company acquired the net assets of Abalon, including an outstanding line of credit of $330,000 at June 30, 1996.

The Company is expanding its corporate facilities during the third quarter of 1996. This expansion is not expected to have a material effect on cashflow or operating results.

Variability of Quarterly Results and Potential Risks Inherent in the Business
- -----------------------------------------------------------------------------

The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results of operations for the year ending December 31, 1996. The Company's operations are subject to a number of risks, which are described in more detail in the Company's prior SEC filings. Risks which are peculiar to the Company on a quarterly basis, and which may vary from quarter to quarter, include but are not limited to the following:

The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on factors such as the size, timing and recognition of revenue from significant orders, the timing of new product releases and product enhancements, and market acceptance of these new releases and enhancements, increases in operating expenses, and seasonality of its business. There can be no assurance that the Company will be successful in remaining profitable or avoiding losses in any future period. The Company believes that revenue derived from current and future large customers will continue to represent a significant proportion of its total revenues. The loss of, or reduced demand for products or related services from, any of the Company's major customers could have a material adverse effect on the Company's business and results of operations.

The purchase of client/server enterprise software such as DISPATCH -1 also involves a significant commitment of capital, with attendant delays frequently associated with large capital expenditures and implementation procedures within an organization. For these and other reasons, the sales cycle associated with the purchase of client/server enterprise software, and consequently purchases of the Company's products, are typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control. The Company's growth in software license fees has also constrained its available resources of technical support personnel to service and support existing and new installations. The Company believes that the Company's quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of its results of operations are not necessarily meaningful and that, in any event, such comparisons should not be relied upon as indicators of future performance.

International sales for the Company's products and services have increased substantially over the prior period. International sales are subject to a variety of risks, including difficulties in establishing and managing international operations and in translating products into foreign languages. International operations also encounter difficulties in collecting accounts receivable, staffing and managing personnel. Other factors that can also adversely affect international operations include fluctuations in the value of foreign currencies and currency exchange rates, changes in import/export duties and quotas, introduction of tariff or non-tariff barriers, potentially adverse tax consequences, potential instability, and possible recessionary environments in economies outside the United States. As the Company increases its international sales, its total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

The Company acquired its Bendata subsidiary in March of 1996 and acquired its Abalon subsidiary in June of 1996. The successful integration of the Company's business with the businesses of Bendata and Abalon is important for the future financial performance of the combined company. Because Bendata's and Abalon's products are primarily targeted to different segments of the customer interaction software market than that served by the Company in the past, the process of integration may require adaptation in the Company's operating methods and strategies. In addition, failure of the Company to integrate adequately certain key employees of Bendata and Abalon into the Company's business could have an adverse effect on the Company's business and results of operations. Acquisitions, including the Company's recent acquisitions of Bendata and Abalon, involve a number of potential risks, including difficulties in the assimilation of the acquired company's products, operations and key personnel. Once integrated, acquired operations may not achieve levels of revenues, profitability or productivity comparable to those historically achieved by the Company's existing operations, or otherwise perform as expected.

The market price of the common stock could be subject to significant fluctuations in response to, and may be adversely affected by, variations in quarterly operating results, changes in earnings estimates by analysts, developments in the software industry, adverse earnings or other financial announcements of the Company's customers and general stock market conditions as well as other factors. In addition, the stock market has experienced extreme price and volume fluctuations from time to time which have, in certain circumstances, borne no meaningful relationship to performance.

PART II - OTHER INFORMATION
- ---------------------------

Item 1.      Legal Proceedings
- ------------------------------

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any legal proceedings which would, in management's opinion, have a material adverse effect on the Company's business or results of operations.

Item 2.      Changes in Securities
- ----------------------------------

There have been no changes in securities during the quarter ended June 30, 1996.

Item 3.      Defaults Upon Senior Securities
- --------------------------------------------

There have been no defaults by the Company on any Senior Securities during the quarter ended June 30, 1996.

Item 4.      Submission of Matters to a Vote of Security Holders
- ----------------------------------------------------------------

The following matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held on May 16, 1996, pursuant to the Notice of Annual Meeting of Stockholders dated April 18, 1996.

      1. The proposal to elect the following nominees as directors, to hold office until the 1997 Annual Meeting and until their successors are elected and qualified, was approved:


     Nominee        Votes For      Votes Withheld    Abstained
    --------        ----------     --------------    ---------
Zack B. Bergreen    11,139,063          53,250           0
Joseph J. Kroger    11,139,063          53,250           0
Bruce R. Rusch      11,139,063          53,250           0
Reuben Wasserman    11,139,063          53,250           0

      2. The proposal to appoint Arthur Anderson & Co. as independent auditors for the Company for the fiscal year ending December 31, 1996 was approved (11,184,763 shares in favor; 1,550 shares against; and 6,000 shares abstaining.)

      No other matters were submitted to a vote of the Company's stockholders during the second quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.


Item 5.      Other Information
- ------------------------------

None

Item 6.      Exhibits and Reports on Form 8-K
- ---------------------------------------------

(A)   Exhibits

      (11) Statement regarding computation of per share earnings

     (27) Financial Data Schedule

(B)  Reports on Form 8-K

Amendment No. 1 to Current Report on Form 8-K/A was filed by the company on May 2, 1996 relating to the consummation by the Company on February 27, 1996 of a merger with Bendata Inc. and Bendata UK LLC (collectively, "Bendata") pursuant to which the Company issued 1,500,000 shares of common stock for all the issued and outstanding capital stock and ownership interests of Bendata.

A Current Report on Form 8-K dated July 2, 1996 was filed by the Company (subsequent to the quarter ended June 30, 1996) and Amendment No. 1 to Current Report on Form 8-K/A will be filed by the Company by September 11, 1996 each relating to the consummation by the Company on June 28, 1996 of an acquisition of Abalon AB ("Abalon") pursuant to which the Company paid cash of $8,550,000 and issued 233,236 shares of common stock for all of the issued and outstanding capital stock of Abalon.

                                   SIGNATURES
                                   ----------



             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ASTEA INTERNATIONAL INC.

Date:  August 14, 1996



                               By:/s/ Zack B. Bergreen
                                  --------------------
                                  Zack B. Bergreen
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


                              By:/s/ Leonard W. von Vital
                                 ------------------------
                                 Leonard W. von Vital
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Chief
                                 Accounting Officer)