Form 10-Q
period 1996-09-30
ASTEA INTERNATIONAL INC
filed 1996-11-14
CIK 945989

_______________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996
                               ----------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File Number              0-26330
                      ----------------------------------

                           ASTEA INTERNATIONAL INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                   23-2119058
---------------------------------        ---------------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer )
 incorporation or organization)                     Identification No.


       455 Business Center Drive, Horsham, PA                     19044
--------------------------------------------------------------------------------
      (Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code       (215) 682-2500
                                                  ------------------------------

                                    N/A
 -------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days.                    Yes  [X]  No  [_]

As of November 7, 1996 there were 13,028,810 shares of common stock outstanding, par value $.01 per share.

_______________________________________________________________________________

                           ASTEA INTERNATIONAL INC.

                                   FORM 10Q
                               QUARTERLY REPORT
                                    INDEX

                                                                        PAGE NO.
                                                                        --------
Facing Sheet                                                                1
Index                                                                       2

PART I -  FINANCIAL INFORMATION
-------------------------------

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets                            3

           Condensed Consolidated Statements of Income                      4

           Condensed Consolidated Statements of Cash Flows                  5

           Notes to unaudited consolidated financial statements             6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                              8

PART II - OTHER INFORMATION
---------------------------

ITEM 1.    LEGAL PROCEEDINGS                                               17

ITEM 2.    CHANGES IN SECURITIES                                           17

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                 17

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             17

ITEM 5.    OTHER INFORMATION                                               17

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                17

           SIGNATURES                                                      18

EXHIBIT 11 COMPUTATION OF EARNINGS PER SHARE                               19

EXHIBIT 27 FINANCIAL DATA SCHEDULE                                         20

PART I. - FINANCIAL INFORMATION
-------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                            ASTEA INTERNATIONAL INC.
                            ------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                   ASSETS                                       September 30,           December 31,
                   ------
                                                                   1996                     1995
                                                            ---------------------    -------------------
                                                                (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                        $  3,523,000           $  4,021,000
Investments available for sale                                     12,631,000             30,822,000
Receivables, net of reserves                                       18,183,000             21,560,000
Prepaid expenses and other                                          2,429,000              1,917,000
  Prepaid income taxes                                              1,911,000                  -----
  Deferred income taxes                                             3,073,000              1,194,000
                                                            --------------------------------------------
     Total current assets                                          41,750,000             59,514,000
Property and equipment - net                                        8,360,000              5,822,000
Capitalized software - net                                          3,257,000              1,713,000
Goodwill - net                                                      3,228,000             2,321,0000
                                                            --------------------------------------------
     Total assets                                                $ 56,595,000            $69,370,000
                                                            ============================================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Line of credit                                                   $  1,400,000           $  1,200,000
  Current portion of obligations under capital leases                 178,000                 97,000
     Accounts payable and accrued  expenses                         9,971,000              9,613,000
     Deferred revenues                                              6,260,000              7,872,000
                                                            --------------------------------------------
     Total current liabilities                                     17,809,000             18,782,000
Deferred income taxes                                                 900,000                136,000
Noncurrent portion of obligations under  capital leases             2,834,000              2,532,000
Other noncurrent commitments                                        1,000,000                  -----

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000,000 shares                  -----                  -----
          authorized, none issued
     Common stock, $.01 par value, 25,000,000 shares
       authorized, 13,029,000 issued and outstanding                  130,000                124,000
     Additional paid-in capital                                    50,888,000              45,600,00
     Deferred compensation                                           (259,000)              (388,000)
     Cumulative exchange difference                                  (286,000)              (115,000)
     Retained earnings                                            (16,421,000)             2,699,000
                                                            --------------------------------------------
     Total liabilities and stockholders' equity                  $ 56,595,000           $ 69,370,000
                                                            ============================================

       The accompanying notes are an integral part of these statements.

                            ASTEA INTERNATIONAL INC.
                            ------------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------

                                  (Unaudited)

                                                               Three Months                Nine Months
                                                           Ended September 30,         Ended September 30,
                                                       -------------------------   ---------------------------
                                                            1996         1995           1996           1995
                                                       -------------  -----------  --------------  -----------
Revenues:
 Software license fees                                   $ 8,164,000  $ 7,600,000  $  19,533,000   $ 19,952,000
 Services and maintenance                                  9,326,000    6,430,000     24,335,000     16,740,000
                                                       ----------------------------------------------------------
 Total revenues                                           17,490,000   14,030,000     43,868,000     36,692,000
                                                       ----------------------------------------------------------
Costs and expenses:
 Cost of software licenses fees                            1,001,000      989,000      2,631,000      2,774,000
 Cost of services and maintenance                          6,387,000    4,288,000     16,196,000     11,339,000
 Product development                                       2,147,000    1,001,000      5,968,000      2,656,000
 Sales and marketing                                       5,746,000    3,983,000     15,779,000     10,099,000
 General and administrative                                2,079,000    1,751,000      7,423,000      4,715,000
 Expenses related to pooling transaction                     -------      -------      3,416,000        -------
 Charge for purchased research and development               -------      -------     13,810,000        -------
                                                       ----------------------------------------------------------
 Total costs and expenses                                 17,360,000   12,012,000     65,223,000     31,583,000
                                                       ----------------------------------------------------------
Income (loss) from operations                                130,000    2,018,000    (21,355,000)     5,109,000

Net interest income (expense)                                113,000      193,000        622,000       (118,000)
                                                       ----------------------------------------------------------
Income (loss) before income taxes                            243,000    2,211,000    (20,733,000)     4,991,000

Provision (benefit) for income taxes                         156,000      479,000     (1,613,000)       534,000
                                                       ----------------------------------------------------------
Net income (loss)                                        $    87,000  $ 1,732,000   ($19,120,000)   $ 4,457,000
                                                       ==========================================================
Net income (loss) per share                                     $.01         $.14         $(1.50)   $       .42
                                                       ==========================================================
Weighted average shares outstanding                       13,608,000   12,419,000     12,754,000     10,653,000
                                                       ==========================================================
Pro forma data (Note 5)
 Pro forma income (loss) before income                   $   243,000  $ 2,211,000    ($3,507,000)   $ 4,991,000
 Pro forma income taxes(benefit)                             156,000      924,000     (1,275,000)     2,025,000
                                                       ----------------------------------------------------------
 Pro forma net income (loss)                             $    87,000  $ 1,287,000    ($2,232,000)   $ 2,966,000
                                                       ==========================================================
Pro forma net income (loss) per share                           $.01         $.10    $      (.18)   $       .28
                                                       ==========================================================
Weighted average shares outstanding                       13,608,000   12,419,000     12,754,000     10,653,000
                                                       ==========================================================

       The accompanying notes are an integral part of these statements.

                            ASTEA INTERNATIONAL INC.
                            ------------------------


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                  (Unaudited)

                                                                                       For the Nine Months Ended
                                                                                             September 30,
                                                                                   ---------------------------------
                                                                                       1996                 1995
                                                                                   ------------         ------------
Cash flows from operating activities:
  Net income (loss)                                                                 $(19,120,000)        $ 4,457,000
  Adjustments to reconcile net income  (loss) to cash
  provided by (used in) operating activities-
     Depreciation and amortization                                                      1,513,000          1,569,000
     Tax benefit from exercise of stock options                                         1,742,000                ---
     Charge for purchased research and development                                     13,810,000                ---
     Other                                                                                 30,000             57,000
     Changes in operating assets and liabilities,
       net of effect of acquired businesses:
       Receivables                                                                     4,391,000          (2,278,000)
       Prepaid expenses and other                                                       (294,000)           (366,000)
       Prepaid income taxes                                                           (1,800,000)               ----
       Accounts payable and accrued expenses                                          (1,985,000)          2,121,000
       Deferred income taxes                                                          (1,540,000)           (333,000)
       Deferred revenues                                                              (1,907,000)           (712,000)
                                                                                   ---------------------------------
          Net cash (used in) provided by operating activities                         (5,160,000)          4,515,000
Cash flows from investing activities:
  Sale of short-term investments, net                                                 18,191,000                 ---
  Purchases of property and equipment                                                 (2,559,000)         (1,392,000)
  Capitalized software development costs                                                (868,000)           (566,000)
  Repayments of notes receivable from majority  stockholder and his wife                     ---             217,000
  Payment for acquired businesses, net of cash acquired                               (8,550,000)           (168,000)
                                                                                   ---------------------------------
           Net cash provided by (used in) operating activities                         6,214,000          (1,909,000)

Cash flows from financing activities:
  Issuance of common stock                                                                   ---          42,393,000
  Proceeds from exercise of stock options                                                531,000                 ---
  Net borrowings (repayments)  on line of credit                                        (487,000)           (100,000)
  Repayments of long-term debt                                                           (76,000)         (2,031,000)
  Capital lease acquired                                                                 462,000                 ---
  Capital contribution                                                                       ---              46,000
  Repayments of notes receivable from majority stockholder and his wife                      ---            (266,000)
  S Corporation distribution                                                          (1,979,000)         (8,296,000)
                                                                                   ---------------------------------
            Net cash (used in) provided by financing activities                       (1,549,000)         31,746,000
Effect of exchange rate changes on cash                                                   (3,000)            (45,000)
                                                                                   ---------------------------------
Net (decrease) increase in cash and cash equivalents                                    (498,000)         34,307,000

Cash and cash equivalents balance, beginning of period                                 4,021,000           1,119,000
                                                                                   ---------------------------------
Cash and cash equivalents balance, end of period                                    $  3,523,000         $35,426,000
                                                                                   =================================

       The accompanying notes are an integral part of these statements.

------------------------------------------


                            ASTEA INTERNATIONAL INC.
                            ------------------------


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1.  BASIS OF PRESENTATION
    ---------------------


The consolidated financial statements at September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 of Astea International Inc. and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 1995 Annual Report and Form 10-K which are hereby incorporated by reference in this report on Form 10-Q.


2.  BENDATA MERGER
    --------------


On February 27, 1996, the Company completed a merger with Bendata Inc. and Bendata UK LLC (collectively, "Bendata"). The Company exchanged 1,500,000 shares of its common stock for all of Bendata's outstanding capital stock and ownership interests in a merger accounted for as a pooling of interests. All financial data have been restated to include Bendata for each period presented.


In connection with the Bendata merger, $3,416,000 of merger expenses ($2,609,000 after-tax) were incurred and charged to expense in the first quarter of 1996. The merger expenses consisted of bonus payments made to Bendata non-shareholder employees as well as legal, accounting and investment banking fees.


3.  ABALON ACQUISITION
    ------------------


On June 28, 1996, the Company completed an acquisition of Bebalon AB, the sole stockholder of its operating subsidiary, Abalon AB ("Abalon"). The Company exchanged cash of $8,550,000 and 233,236 shares of its common stock for all of Abalon's outstanding capital stock in an acquisition accounted for as a purchase transaction. Astea's 1996 third quarter financial results include the results of Abalon. In connection with the Abalon acquisition, the Company recorded a one time charge of $13,810,000 related to the fair value of incomplete research and development.

4.  INCOME TAXES
    ------------

During the first seven months of 1995 for Astea, and the period from January 1, 1995 to February 27, 1996 for Bendata, the Company was taxed under subchapter S of the Internal Revenue Code; therefore, income taxes include a provision for certain states which do not recognize S-corporation status. Income taxes for the first quarter of 1996 include a charge of $575,000 for the reinstatement of a deferred income tax liability for Bendata caused by the termination of Bendata's S-corporation status as a result of the merger discussed in note 2. Excluding this charge, the Company would have recorded an income tax benefit of $2,188,000, or an effective tax rate of 10.5% for the nine months ended September 30, 1996. This income tax benefit was reduced due to the non-deductibility of certain merger expenses, and charges for purchased research and development.


5.  PRO FORMA INFORMATION
    ---------------------

Pro Forma Income Statement
--------------------------

Pro forma information for the nine months ended September 30, 1996 excludes from income before income taxes the one-time charge for the purchase of research and development costs of $13,810,000 related to the acquisition of Abalon and the merger expenses of $3,416,000 ($2,609,000 after-tax) and the one-time income tax charge of $575,000 due to the conversion of Bendata from an S corporation to a C corporation as a result of the merger.

During the first seven months of 1995 for Astea and the period from January 1, 1995 to February 27, 1996 in the case of Bendata only, the Company was taxed under subchapter S of the Internal Revenue Code, therefore, income taxes includes a provision for certain states which do not recognize S-corporation status. The pro forma income taxes for the periods ended September 30, 1996 and 1995 reflected above were calculated as if the Company and Bendata were C corporations for the periods presented, using the criteria established under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Pro Forma Net Income Per Share
------------------------------

Pro forma net income per share was calculated by dividing pro forma net income by the weighted average number of shares of common stock outstanding, including the 1,500,000 shares of common stock issued in the Bendata merger for the respective periods. These shares were adjusted for the dilutive effect of common stock equivalents, which consist of issued but unexercised stock options, using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, common stock equivalents issued by the Company during the 12 months immediately preceding the initial public offering of the Company's common stock in August 1995 (the "Offering") have been included in the calculation of the shares used in computing pro forma net income per share for the three and nine month periods ended September 30, 1995 as if they were outstanding for all periods presented (using the treasury stock method and the average fair market price of such common stock).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
         OF OPERATIONS
         --------------

Overview
--------

This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those contained in such forward looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these as well as other risks and uncertainties are described in more detail herein and in the Company's Registration Statement on Form S-1 filed under the Securities Act of 1933 and declared effective on July 27, 1995, in its registration statement on Form S-3 filed under the Securities Act of 1933 and declared effective on September, 23,1996, and in its other SEC filings, including its quarterly reports on Form 10-Q for 1995 and 1996, and its Annual Report on Form 10-K for 1995, each of which is incorporated by reference herein.

The Company develops, licenses, implements and supports a suite of customer interaction software applications for client/server and host-based computing environments that permit organizations of various sizes across a wide range of industries to automate and integrate field service, customer support and sales automation functions. The Company maintains operations in the United States, Australia, New Zealand, the Netherlands, Germany, France, the United Kingdom, Sweden and Israel.

The Company's 1996 and 1995 financial results include the results of Bendata, which merged with Astea in February 1996 and was accounted for as a pooling of interests. Astea's 1996 third quarter financial results include the results of Abalon, which Astea acquired in June 1996 and was accounted for as a purchase transaction.

Results of Operations
---------------------

Comparison of Three Months Ended September 30, 1996 and 1995
------------------------------------------------------------

Revenues
--------

Total revenues increased $3,460,000 or 25% to $17,490,000 in the three months ended September 30, 1996 from $14,030,000 in the three months ended September 30, 1995. Software license fees increased $564,000 or 7% over the same period last year. Professional services and maintenance fees amounted to $9,326,000 or a 45% increase over the same quarter in 1995.

The Company's international operations contributed $7,448,000 in the third quarter of 1996 compared to $4,861,000 in the third quarter of 1995. This represents a 53% increase over the same period last year and 43% of total revenues in the period. Abalon's total revenue for the three months ended September 30, 1996 was $1,969,000, accounting for 76% of the increase over the prior three months ended September 30, 1995.

Software license fee revenues increased 7% to $8,164,000 in the third quarter of 1996 from $7,600,000 in the third quarter of 1995. The third quarter of 1996 compared to the third quarter of 1995 percentage changes in service license product line revenues (DISPATCH-1) and support license product line revenues (PowerHelp\HEAT), were a decrease of 10% and an increase of 6% respectively. Sales and marketing license product line revenues (Sellplan), accounted for
$823,000 of total license revenues in the third quarter of 1996.   Abalon was
purchased on June 28, 1996 and was not part of Astea during 1995.

Services and maintenance revenues increased 45% to $9,326,000 in the third quarter of 1996 from $6,430,000 in the third quarter of 1995. International operations contributed services and maintenance revenues of $7,156,000, a 137%
increase over the third quarter of 1995.    Bendata contributed services and
maintenance revenues of $1,392,000, an increase of $384,000 or 38% over the same quarter in the prior year. These increases are primarily attributable to the growth of the Company's customer base as compared to prior periods, and the increasing complexity of license installations which require additional professional services and support.

In the third quarter of 1996, the Company had one customer which accounted for 13% of total revenues. In the third quarter of 1995, the Company had one customer which accounted for 23% of total revenues.


Costs of Revenues
-----------------

Cost of software license fees increased 1% to $1,001,000 in the third quarter of 1996 from $989,000 in the third quarter of 1995. Cost of software license fees as a percentage of software license fee revenues decreased to 12% in the third quarter of 1996 from 13% in the third quarter of 1995.

Costs of services and maintenance increased 49% to $6,387,000 in the third quarter of 1996 from $4,288,000 in the third quarter of 1995. The increase was primarily due to increased personnel costs for service and support attendant to obligations under consulting and maintenance agreements arising during prior periods and the expansion of the Company's international operations. Cost of services and maintenance as a percentage of service and maintenance revenues increased to 68% for the third quarter of 1996 from 67% for the third quarter of 1995. This increase in costs of services and maintenance as a percentage of service and maintenance revenues was primarily a result of the Company's increased domestic headcount and related costs partially offset by international operations becoming more efficient and performing at higher productivity levels.

Product Development
-------------------

Product development expense increased 114% to $2,147,000 in the third quarter of 1996 from $1,001,000 in the third quarter of 1995. Product development as a percentage of revenue increased to 12% in the third quarter of 1996 from 7% in the first quarter of 1995. This increase as a percentage of revenue primarily represented a planned effort on the part of the Company to place greater emphasis on product development expenditures and the addition of Abalon. The Company expects that product development expenses will continue to grow as an absolute dollar amount in the future as new and existing products are developed and enhanced.

Sales and Marketing
-------------------

Sales and marketing expense increased 44% to $5,746,000 in the third quarter of 1996 from $3,983,000 in the third quarter of 1995. As a percentage of revenues, sales and marketing expenses increased to 33% from 28% in the third quarter of 1995. The increase was attributable to the Companys continued efforts to expand the Company's sales and marketing efforts, including the hiring of additional sales and marketing personnel, increased advertising and marketing expenditures and the addition of Abalon during the third quarter of 1996.

General and Administrative
--------------------------

General and administrative expenses increased 19% to $2,079,000 in the third quarter of 1996 from $1,751,000 in the third quarter of 1995. As a percentage of revenues, general and administrative costs remained flat at 12% in the third quarters of 1996 and 1995.

International Operating Income
------------------------------

International operating income for the third quarter of 1996 amounted to $1,858,000 compared to $293,000 in the third quarter of 1995. This increase in the profit from period to period was primarily due to a major contract with one customer which accounted for 31% of international revenues in the third quarter of 1996 and the acquisition of Abalon.

Net Interest Income
-------------------

Net interest income decreased 41% to $113,000 in the third quarter of 1996 from $193,000 in the third quarter of 1995. This decrease was primarily attributable to the decrease in investable proceeds from the Offering during the third quarter of 1995, which resulted in less interest income. This decrease in investable proceeds was primarily used for acquisition.

Comparison of Nine Months Ended September 30, 1996 and 1995
-----------------------------------------------------------

Revenues
--------

Total revenues increased $7,176,000 or 20% to $43,868,000 in the nine months ended September 30, 1996 from $36,692,000 in the nine months ended September 30, 1995. This overall increase was comprised of a decrease in software license fees of $419,000 or 2% on a comparative nine month basis. Total services and maintenance revenues increased 45% to $24,335,000 in the first nine months of 1996 from $16,740,000 in the first nine months of 1995. The Company's international operations, including Astea B.V. which was acquired by the Company in February 1995 and Abalon which was acquired in June 1996, contributed $14,158,000 in the first nine months of 1996 compared to $7,445,000 in the first nine months of 1995. This represents a 90% increase over the same period last year and 32% of total revenues in the period compared to 20% of total revenues for the first nine months of 1995.

Software license fee revenues decreased 2% to $19,533,000 in the first nine months of 1996 from $19,952,000 in the first nine months of 1995. The decrease in software license fees on a nine month basis primarily resulted from a decrease in license fees in the second quarter of 1996. The first nine months of 1996 compared to the first nine months of 1995 percent variances in service software license product line revenues (DISPATCH-1) and, support software license product line revenues (PowerHelp\HEAT products) were a decrease of 32% and an increase of 50% respectively. International operations accounted for $7,002,000 of software license fee revenues in the first nine months of 1996 compared to $4,423,000 in the first nine months of 1995, an increase of 58%.

Total services and maintenance revenues increased 45% to $24,335,000 in the first nine months of 1996 from $16,740,000 in the first nine months of 1995. International operations contributed services and maintenance revenues of $7,156,000, an increase of 137% over the first nine months of 1995. The increases result from the overall expansion of professional services and maintenance associated with the growth of the Company's customer base compared to prior periods, and major contract installations which require additional professional services and support.

In the first nine months of 1996, the Company had no customers which accounted for greater than 10% of total revenues. In the first nine months of 1995, the Company had one customer which accounted for 21% of total revenues.


Costs of Revenues
-----------------

Costs of software license fees decreased 5% to $2,631,000 in the first nine months of 1996 from $2,774,000 in the first nine months of 1995. Cost of software license fees as a percentage of software license fee revenue decreased to 13% for the first nine months of 1996 from 14% for the first nine months of 1995. These decreases are attributable to lower software amortization and reduced expenses related to third party costs.

Costs of services and maintenance increased 43% to $16,196,000 in the first nine months of 1996 from $11,339,000 in the first nine months of 1995. This increase was primarily due to increased personnel costs for service and support attendant to increasing obligations under consulting and maintenance agreements arising during prior periods and the expansion of the Company's international operations. Costs of services and maintenance as a percentage of service and maintenance revenues decreased to 67% for the first nine months of 1996 compared to 68% in the first nine months of 1995. This decrease in costs of services and maintenance as a percentage of service and maintenance revenues was primarily a result of the Company's international operations becoming more efficient and performing at higher productivity levels.

Product Development
-------------------

Product development expense increased 125% to $5,968,000 in the first nine months of 1996 from $2,656,000 in the first nine months of 1995. Product development as a percentage of revenue increased to 14% in the first nine months of 1996 compared to 7% in the first nine months of 1995. This increase as a percentage of revenue is partially due to the lower overall revenue volume in the first nine months of 1996, but primarily represented a planned effort on the part of the Company to place greater emphasis on product development expenditures and the addition of Abalon during the third quarter of 1996, which resulted in additional product development expenses. The Company expects that product development expenses will continue to grow as an absolute dollar amount in the future as new and existing products are developed and enhanced.

Sales and Marketing
-------------------

Sales and marketing expenses increased 56% to $15,779,000 in the first nine months of 1996 from $10,099,000 in the first nine months of 1995. As a percentage of revenues, sales and marketing expenses increased to 36% in the first nine months of 1996 compared to 28% in the first nine months of 1995. The increase was attributable to the Company's continued efforts to expand the Company's sales and marketing efforts, including the hiring of additional sales and marketing personnel and increased advertising and marketing expenditures and the addition of Abalon during the third quarter of 1996. The increase as a percentage of revenues was attributed to lower than expected sales volume while maintaining the fixed portion of sales and marketing expenses.

General and Administrative
--------------------------

General and administrative expenses increased 57% to $7,423,000 in the first nine months of 1996 compared to $4,715,000 in the first nine months of 1995. As a percentage of revenues, general and administrative expenses increased to 17% in the first nine months of 1996 compared to 13% in the first nine months of 1995 due primarily to a reserve provided in the second quarter of 1996 by the Company to address a customer satisfaction issue, the acquisition of Abalon in the third quarter and a lower than expected revenue volume in the second quarter of 1996.

International Operating Income
------------------------------

International operating income for the first nine months of 1996 amounted to a loss of $2,028,000 compared to a profit of $835,000 for the first nine months of 1995. The international operations loss was primarily attributable to two factors. The first relates to the license revenue shortfall realized in the second quarter, in which various license orders failed to close as anticipated. The second factor relates to an increased investment in product development expenditures by the Company's Israeli operations which are primarily engaged in product development activities. Such expenditures increased by $682,000 to $1,262,000 from $441,000 in the first nine months of 1996 over the first nine months of 1995.

Net Interest Income
-------------------

Net interest income increased 627% to $622,000 in the first nine months of 1996 from $118,000 of net interest expense in the first nine months of 1995. This increase was primarily attributable to the investment of the proceeds from the Offering in July 1995, which resulted in greater interest income during the first nine months of 1996.

Liquidity and Capital Resources
--------------------------------

Net cash (used) provided by operating activities was $(5,160,000) during the nine months ended September 30, 1996 compared to $4,515,000 during the nine months ended September 30, 1995. This decrease was primarily attributable to the Company's net loss offset by the non-cash charge of $13,810,000 arising from the Abalon acquisition and increases in deferred income taxes and prepaid taxes, partially offset by a reduction in receivables and tax benefit from the exercise of stock options.

The Company provided $6,214,000 of cash in investing activities in the first nine months of 1996 compared to a use of $1,909,000 in the first nine months of 1995. The increase was primarily attributable to the sale of short-term investments offset by payments for acquired businesses, purchases of property and equipment and capitalized software development costs.

The Company utilized $1,549,000 from financing activities during the nine months ended September 30, 1996 compared to cash provided of $31,746,000 in the first nine months of 1995. During the nine months ended September 30, 1996, the funds were used to pay down the line of credit, S corporation distributions, and repayments of debt, partially offset by the proceeds from the exercise of stock options and a capital lease acquired. During the nine months ended September 30, 1995, the Company received net proceeds totaling $42,393,000 for the issuance of common stock in the Offering, offset by S corporation distribution, repayment of debt and repayment of notes receivable from the sole stockholder and his wife. During the nine months ended September 30, 1996 and September 30, 1995, the Company utilized $1,979,000 and $8,296,000 due to S corporation distributions.

The Company maintains a line of credit with a maximum borrowing availability thereunder of $5,000,000. The line of credit bears interest at the lending bank's prime rate (8.25% at September 30, 1996). Borrowings under the line of credit are secured by the a security interest in the Company's receivables, contract rights, general intangibles and equipment. The outstanding balances as of September 30, 1996 and December 31, 1995 were $175,000 and $0, respectively. The line expires on June 30, 1997.

Bendata has a revolving line of credit with a bank for borrowings up to $1,750,000, with interest at the bank's prime rate plus 1% (9.75% at December 31, 1995 and 9.0% at September 30, 1996). Availability of borrowings under the line is limited to 80% of eligible accounts receivable, as defined. Borrowings under the revolving line of credit are secured by a first security interest in all of Bendata's receivables, inventory, general intangibles and equipment. The line expires on April 15, 1997. The line requires Bendata to maintain certain financial and nonfinancial covenants, as defined. Bendata did not comply with certain covenants at December 31, 1995 and accordingly had received waivers and amendments with respect to such covenants from its bank. The outstanding balances as of December 31, 1995 and September 30, 1996 were $1,200,000 and $350,000, respectively.

On June 28, 1996, the Company acquired the capital stock of Abalon. As of September 30, 1996 Abalon's outstanding revolving line of credit was $875,000. The revolving line of credit provides for borrowings up to $1,000,000 with interest at the bank's prime rate plus 2.4% (10% at September 30, 1996). Borrowings under the revolving line of credit are secured by a first security interest in all of Abalon's receivables, inventory, general intangibles and equipment. The line expires on December 31, 1996.

The Company expanded its corporate headquarters facilities in eastern Pennsylvania during the third quarter of 1996. This expansion did not have a material effect on cashflow or operating results. In connection with the new facility the Company has recorded a five year capital lease of approximately $462,000 for computer and telephone equipment. The Company entered into an operating lease of totaling $525,000 for office furniture. Both leases have a five year term.

Variability of Quarterly Results and Potential Risks Inherent in the Business
-----------------------------------------------------------------------------

The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results of operations for the year ending December 31, 1996. The Company's operations are subject to a number of risks, which are described in more detail in the Company's prior SEC filings. Risks which are peculiar to the Company on a quarterly basis, and which may vary from quarter to quarter, include but are not limited to the following:

The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on factors such as the size, timing and recognition of revenue from significant orders, the timing of new product releases and product enhancements, and market acceptance of these new releases and enhancements, increases in operating expenses, and seasonality of its business. There can be no assurance that the Company will be successful in remaining profitable or avoiding losses in any future period. The Company believes that revenue derived from current and future large customers will continue to represent a significant proportion of its total revenues. The loss of, or reduced demand for products or related services from, any of the Company's major customers or prospects could have a material adverse effect on the Company's business and results of operations.

The Company's future success will depend in part on its ability to reduce its reliance on revenues generated by DISPATCH-1, by increasing licenses of PowerHelp, the HEAT products, the Abalon products and other offerings, and developing new products and product enhancements to complement its existing field service and customer support offerings. The Company experienced a significant loss in the second quarter of 1996 due to the failure to close certain large orders for Dispatch-1 in the period, as had been anticipated. There can be no assurance that the Company will be able to close orders within the timeframe anticipated and therefore to avoid future losses, or to successfully develop or introduce any new products and product enhancements in order to increase sales of other products and reduce its reliance on licenses of Dispatch-1 and related professional services revenue. As a result, any factor adversely affecting DISPATCH-1 licenses or related services would have a material adverse effect on the Company's business and results of operations.

The purchase of client/server enterprise software such as DISPATCH -1 also involves a significant commitment of capital, with attendant delays frequently associated with large capital expenditures and implementation procedures within an organization. For these and other reasons, the sales cycle associated with the purchase of client/server enterprise software, and consequently purchases of the Company's products, are typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control. The Company's growth in software license fees has also constrained its available resources of technical support personnel to service and support existing and new installations. The timing and size of licenses for new orders has in the past varied significantly from quarter to quarter. As a result of the application of the revenue recognition rules applicable to the Company's licenses under generally accepted accounting principles, the Company's license revenues may be recognized in periods after that in which the respective licenses were signed. The Company believes that the concentration of business activity in specific quarterly periods is also affected by customers' buying patterns and budgeting cycles, as well as general economic and competitive factors. Thus, the Company's results of operations may vary seasonally in accordance with licensing activity or otherwise, and will also depend upon its recognition of revenue from such licenses from time to time. Due to the relatively fixed nature of certain of the Company's costs throughout each quarterly period, including personnel, facilities and research and development costs, a decline of revenues in any quarter typically results in lower profitability or a loss from operations in that quarter. The Company believes that the Company's quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of its results of operations are not necessarily meaningful and that, in any event, such comparisons should not be relied upon as indicators of future performance.

The customer interaction software market is intensely competitive. In the field service marketplace, the Company's principal competition comes from numerous small, privately-held companies. In the external customer support market, certain competitors of the Company are more established and benefit from greater market or "brand name" recognition. Because the barriers to entry in the customer interaction software market are relatively low, new competitors may emerge with products that are superior to the Company's products in performance, functionality or ease-of-use, or that achieve greater market acceptance. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business and results of operations. There can be no assurance that future competition will not have a material adverse effect on the Company's business and results of operations.

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

The Company merged with Bendata in February of 1996 and acquired its Abalon subsidiary in June of 1996. The successful integration of the Company's business with the businesses of Bendata and Abalon is important for the future financial performance of the combined company. Because Bendata's and Abalon's products are primarily targeted to different segments of the customer interaction software market than that served by the Company in the past, the process of integration may require adaptation in the Company's operating methods and strategies. In addition, failure of the Company to integrate adequately certain key employees of Bendata and Abalon into the Company's business could have an adverse effect on the Company's business and results of operations. Acquisitions, including the Company's recent acquisitions of Bendata and Abalon, involve a number of potential risks, including difficulties in the assimilation of the acquired company's products, operations and key personnel. Once integrated, acquired operations may not achieve levels of revenues, profitability or productivity comparable to those historically achieved by the Company's existing operations, or otherwise perform as expected.

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

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
---------------------------

From time to time, the Company is involved in lititgation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any legal proceedings which would, in management's opinion, have a material adverse effect on the Company's business or results of operations.

Item 2.   Changes in Securities
-------------------------------

There have been no changes in securities during the quarter ended September 30, 1996.

Item 3.   Defaults Upon Senior Securities
-----------------------------------------

There have been no defaults by the Company on any Senior Securities during the quarter ended September 30, 1996.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     No matters were submitted to a vote of the Company's stockholders during the third quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION
----------------------------

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(A)  Exhibits

     (11) Statement regarding computation of per share earnings

     (27) Financial Data Schedule

(B)  Reports on Form 8-K

A Current Report on Form 8-K dated July 12, 1996 was filed by the Company and Amendment No. 1 to Current Report on Form 8-K/A was filed by the Company September 11, 1996, each relating to the consummation by the Company on June 28, 1996 of the acquisition of Abalon pursuant to which the Company paid cash of $8,550,000 and issued 233,236 shares of common stock for all of the issued and outstanding capital stock of Abalon.

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ASTEA INTERNATIONAL INC.

Date:  November 14, 1996



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