Form 10-K
period 1996-12-31
ASTEA INTERNATIONAL INC
filed 1997-03-31
CIK 945989

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ____________________

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For The Fiscal Year Ended:  December 31, 1996

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For the transition period from_____to_______

                        Commission File Number: 0-26330

                           ASTEA INTERNATIONAL INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                     23-2119058
    ------------------------------                    ------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

455 Business Center Drive, Horsham, Pennsylvania               19044
------------------------------------------------              -------
 (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code: (215) 682-2500
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.01
                                                             ------------------
par value
---------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No____
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 21, 1997 (based on the closing price of $4.13 as quoted by Nasdaq National Market as of such date) was approximately $20,953,000.

As of March 21, 1997, 13,208,534 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1997 are incorporated by reference into Part III of this Annual Report on Form 10-K.
================================================================================

                               TABLE OF CONTENTS

                                                                     Page
                                                                     ----
          PART I

Item 1.   Business                                                   3
Item 2.   Properties                                                 18
Item 3.   Legal Proceedings                                          18
Item 4.   Submission of Matters to a Vote of Security-Holders        19

          PART II

Item 5.   Market for Registrant's Common Equity and Related          19
          Stockholder Matters
Item 6.   Selected Financial Data                                    20
Item 7.   Management's Discussion and Analysis of Financial          21
          Condition and Results of Operations
Item 8.   Financial Statements and Supplementary Data                28
Item 9.   Changes in and Disagreements with Accountants on           49
          Accounting and Financial Disclosure

          PART III

Item 10.  Directors and Officers of the Registrant                   50
Item 11.  Executive Compensation                                     50
Item 12.  Security Ownership of Certain Beneficial Owners and        50
          Management
Item 13.  Certain Relationships and Related Transactions             50

          PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports       51
          on Form 8-K

          Signature Page                                             54

                                    PART I

ITEM 1.   BUSINESS.

GENERAL

     Astea International Inc. ("Astea" or the "Company") develops, markets and supports a suite of client/server and host-based applications for the customer interaction software ("CIS") market. Companies worldwide are increasingly automating the ways they interact with their customers, and Astea believes that companies in almost every industry can find competitive advantages through the use of customer interaction software. Astea is currently one of a few application vendors offering software solutions and professional services for automating critical aspects of field service, customer support and sales and marketing operations. Astea's products improve access to customer information, automate customer interaction functions and facilitate the proactive satisfaction of customer needs. Thus, the Company believes that its principal product offerings-DISPATCH-1, HEAT, PowerHelp and Abalon (formerly Sellplan)- enable organizations with field service, customer support, and sales and marketing requirements to increase their revenue opportunities and decrease costs, while improving customer satisfaction and building customer loyalty. Astea's software is used by approximately 2,700 companies and approximately 75,000 end users worldwide today.

     The past year brought significant changes for Astea. In 1996, the Company moved from principal reliance on its field service software to the complementary and growing markets of software for customer support and sales and marketing, through the Company's merger with Bendata, Inc. ("Bendata"), a Colorado-based provider of internal help desk software, and its acquisition of Abalon AB, a Swedish provider of sales and marketing automation software. The Company also expanded into new international markets and increased its international sales and distribution channels.

     The Company's original product, DISPATCH-1, helps organizations with complex and geographically dispersed field service operations automate and manage call center operations among customers, headquarters, branch offices and the field. Through its Bendata subsidiary, the Company also offers the HEAT family of software applications, which provide a flexible and customizable problem management solution for automating an organization's help desk operations. The HEAT family of products includes a number of related products for the help desk market. The Company's PowerHelp product is designed for telephone-based and online external customer support operations. With PowerHelp's multimedia capabilities, Astea's client organizations can automate, diagnose and resolve customer support problems using graphics, video, audio, scanned images and animation. Abalon is a client/server, object-oriented software package for sales and marketing automation. Acquired with the Company's purchase of Swedish-based Abalon AB, this customer management solution provides a suite of modular applications built around a central customer database. To implement its products, Astea also provides its clients with an array of professional consulting services and a wide range of training and customer support services.

     Astea's products are flexible to meet clients' changing computing and business needs, scalable to address the needs of both small, rapidly growing and large, multinational organizations, and modular to accommodate growth within the enterprise so that a solution can be implemented in phases and expanded as required. The Company's products are both platform and database independent, using popular client/server environments, multiple hardware platforms and operating systems such as DOS, Windows, Windows NT, Unix, VMS, Open VMS and OSF. Astea's products operate across a number of relational database management systems including, depending on the Astea software, those from Oracle, Progress, Sybase, Informix, Microsoft Sequel Server and Watcom, and they are deployed on local and wide-area networks and multiple communications protocols. The Company markets its products both domestically and internationally through offices in the United States and overseas, as well as through value added resellers and system integrators.

PRODUCTS

     The Company's products include DISPATCH-1, the Heat family of products, PowerHelp and Abalon, which provided 43%, 39%, 11% and 7%, respectively, of the Company's software license revenues in 1996.

DISPATCH-1

     Introduced in 1986 as the Company's original product, DISPATCH-1 incorporates several years of industry-wide knowledge. It automates critical field service operations and distributes customer, product and technical information ranging from field service, depot repair and logistics to finance and contract administration. DISPATCH-1 automates a broad range of field service operations, allowing a client to track information relevant to customer accounts. DISPATCH-1 has been licensed by more than 350 clients worldwide since its introduction. In 1996, approximately 61% of the Company's total revenues derived from license and professional service fees related to DISPATCH-1. See "Certain Factors that May Affect Future Results-Dependence on DISPATCH-1 as Principal Product."

     DISPATCH-1 has more than 30 core operational modules, which allow call center operations to open and track service requests, identify contractual obligations, generate new sales opportunities, diagnose problems and analyze the appropriate field resources required to address the problem. Spare parts inventory needed for on-site, in-house or third-party repairs is managed from requisition through purchasing, receiving and shipping. Repairs made to parts and components returned from the field are tracked through the product's depot operations capabilities. Integrated financial modules capture cost and revenue information throughout the life of the customer interaction. Product performance and failure information also can be captured and shared with engineering, quality and manufacturing departments to deliver improvements in quality control, design and production.

     DISPATCH-1's remote access modules, REMOTE-1, Manager's Window and Customer Access, address the specific processing needs of field technicians, their managers and the client's customers. Using Astea's REMOTE-1 module, mobile field technicians have immediate access to critical customer service information via wireless and wireline networks, ensuring that required equipment and parts are obtained before traveling to the customer site. Manager's Window enables field managers to gain access to and assess a technician's progress, help troubleshoot problems and reassign resources to address workload requirements as new customer priorities arise. Customer Access allows an organization's customers to connect directly to DISPATCH-1 to initiate service requests, place parts orders and track the service provider's progress on service calls, streamlining the call center administration process and further strengthening the client's relationship with the customer. Astea has also developed decision support modules to further automate and decentralize the decision-making capabilities offered by DISPATCH-1. The Company has developed the Logistics Management Engine ("LME") module to assist inventory planners in the requisition and deployment of spare parts inventory. LME automates the spare parts forecasting process, enabling inventory planners to determine proper inventory levels across products and multiple stocking locations. In October 1996, the Company added Web-enabled capabilities to DISPATCH-1. Now DISPATCH-1 provides comprehensive functionality over the Internet by providing links to work order management, parts order management and depot repair.

     DISPATCH-1 is available on DOS, Windows, Unix, VMS, Open and VMS operating systems and operates with Oracle and Progress database management systems.

HEAT Products

     Astea's merger with Bendata in February 1996 augmented the Company's help desk customer support product offerings, adding to Astea's field service and enterprise-level help desk software. Originally introduced by Bendata in December 1990 and as a client/server application in October 1994, HEAT for Windows Professional, HEAT for Windows Premiere, HEATLink series and First Level Support provide flexible, customizable solutions for automating an organization's help desk system without the need for extensive programming. The HEAT solution employs client/server databases to assist end-users and help desk agents to resolve problems and answer questions, log and manage calls to the help desk, automate alert conditions, manage workflow, improve tracking and comprehension of trends in help desk activity, and coordinate the overall problem resolution process.

     HEAT customers can distribute and access knowledge bases of problem resolutions via an expert problem solving tool, First Level Support. Customers of HEAT for Windows, Professional Edition, can use the HEATLink products, which provide help desk integration with popular third-party applications. Such applications include HEATLink with 3270 (which provides two-way connectivity to legacy, mainframe systems), HEATLink with Lotus Notes, and HEATLink with SYMON (which provides electronic display of status or out-of-tolerance conditions, including an interface to HEAT auto-ticket generation capability).

     Bendata's family of HEAT products are scalable, enabling customers to operate under a number of environments. These products are written in C++ and adhere to open standards employing native ODBC implementation to provide compatibility with a broad range of databases. HEAT is available on DOS, Windows, Windows NT and Unix operating systems and operates with Microsoft, Watcom, Sybase, Oracle and other leading relational database management systems.

PowerHelp

     Introduced in March 1994, the Company's enterprise-level customer support application, PowerHelp, is a flexible, scalable and portable solution for automating complex, telephone-based external customer support organizations. PowerHelp enables clients to capture, analyze, route and resolve their customers' technical support calls. PowerHelp's core modules provide a range of structured search and resolution techniques for quickly solving a customer's problems. Support staff can perform keyword and hypertext searches, follow question and answer scripts, examine problem resolution statistics, and analyze network diagrams. PowerHelp supports a wide range of multimedia capabilities such as graphics, scanned images, animation, audio and full-motion video, which also facilitate the problem resolution process. Supplementary objects such as charts, video clips, data files or pictures also may be linked via Object Linking and Embedding. PowerHelp's remote access capabilities allow customers to open and track support calls electronically, simplifying administration, improving productivity and customer relations, and reducing costs. PowerHelp's decision support capabilities provide a graphical representation of the status of calls within the support organization. The status of customer calls can continuously be analyzed to assess support staff productivity and performance, and to identify and proactively manage potential trouble areas. The Company also has developed decision support and remote access modules for PowerHelp.

     In April 1996, Astea released PowerHelp version 2.2, a significant upgrade including enhanced search capabilities and product resolution support via the Internet and World Wide Web. In conjunction with this release, the Company introduced the PowerHelp Web Server as an option available with version 2.2. By using Astea's Web Server, an organization's customers can gain access to PowerHelp independently via the Internet without the need for intervention by help desk personnel. With a direct link to PowerHelp, customers can electronically initiate support requests and independently research and resolve problems. In July 1996, Astea entered into an international distribution agreement with Nissho Iwai Corporation to develop, distribute and sell a Japanese-language version of PowerHelp.

     PowerHelp is now available in the client/server computing environment on Windows, Windows NT, UNIX, VMS, Open VMS, OS/2, NetWare and OSF operating systems, and operates with Oracle, Sybase, Informix, Microsoft Sequel Server and WATCOM relational database management systems.

Abalon

     In June 1996, the Company acquired Abalon AB, a Swedish software company that offers Abalon (formerly Sellplan), a sales and marketing automation software package. Abalon provides a suite of integrated, modular applications built around a central database. These applications can be used as stand-alone departmental systems or integrated into an enterprise-wide solution. Abalon is scalable, highly modular, object oriented, client/server-based, integrated software that enables companies to coordinate activities ranging from marketing programs to telemarketing and telesales, field sales activities, customer training, customer support and billing. Abalon offers several separate modules. Abalon Base is a central repository for the information gathered about prospects, customers, business partners, competitors and suppliers. Abalon Marketing provides a set of advanced tools that identify and target specific market segments for the purpose of planning, promotions, or telemarketing. Abalon Sales is a tool for both the individual salesperson and the sales manager designed to reduce time spent on administrative chores. Abalon Project keeps track of actual time and resources expended during the sales implementation process. Abalon Tele is a system for telemarketing and telesales that is integrated with other Abalon modules to better coordinate and execute projects ranging from market research to sales proposals to support calls. Abalon Mobile offers a portable sales system for the traveling professional. Abalon Intranet and Internet Integration uses Abalon as a World Wide Web server. And Abalon Course Booking tracks and manages training and seminar programs and Customer Agreements for referencing and tracking customer contracts online.

     Abalon is available on major operating systems such as Windows, Windows NT and Unix, and operates with Oracle, Informix and Sybase relational database management systems. Microsoft SQL Server and other database products are supported via ODBC. Abalon is written in C++ and adheres to open standards.

PRODUCT PRICING

     The Company's pricing of its various product offerings varies depending on the number of concurrent users and the type and number of product modules licensed. Typical pricing for DISPATCH-1 currently ranges from $3,500 to $5,000 per concurrent user. PowerHelp is generally priced at $2,500 per concurrent user. HEAT products are priced from $1,200 to $3,000 per concurrent user. Abalon is currently priced from $1,500 to $3,000 per designated user.

PROFESSIONAL SERVICES AND CUSTOMER SUPPORT SERVICES

     Astea offers a range of specialized professional and customer support services to assist its clients in using its products effectively. These services include business process consulting, implementation planning, project management, customization, education and training, technical support and ongoing software maintenance. Astea believes that its professional services capabilities allow its clients to deploy the Company's products quickly and efficiently. By helping clients achieve a more rapid rate of return on their investment, the Company's professional services organization also fosters a stronger partnership between Astea and its clients. Together, professional services and customer support comprised 54% of the Company's total revenues in 1996, compared to 45% in 1995.

Professional Services

     As of December 31, 1996, the professional services group consisted of 283 professional services personnel headquartered in four offices in the United States and seven offices internationally; in the United Kingdom, France, the Netherlands, Sweden, Israel, Australia and New Zealand. Of the Company's 283 professional services personnel, 187 representatives are based in domestic offices while the remaining 96 representatives are based overseas. The initial professional services engagement usually lasts between six and 18 months, but is longer for larger and more complex implementations. In the case of Astea's largest clients, dedicated, global project teams are created to work exclusively with these clients. In the case of smaller clients or more discrete projects, appropriate teams are assembled from the Company's worldwide offices to perform the required services. Astea's professional services personnel are experienced in planning and implementing customer-oriented software systems in all of the industries served by the Company, including telecommunications, medical technology, office equipment, and third-party service and support organizations. Due to the more complex nature of Astea's DISPATCH-1, PowerHelp and Abalon offerings, customers that license these programs are more likely to purchase professional services than are customers of HEAT products.

     Astea's typical professional services engagement includes planning, prototyping and implementation of Astea's products within the client's organization. During the initial planning phase of the engagement, Astea's professional services personnel work closely with representatives of the client to prepare a detailed project plan that includes a timetable, resource requirements, milestones, in-house training programs, on site business process training and demonstrations of Astea's product capabilities within the client's organization. The next, most critical phase of the Astea professional services personnel engagement is the prototyping phase, in which Astea works closely with representatives of the client to develop an effective utilization of Astea's software functionality in relation to the client's specific business process requirements. During the prototyping phase, Astea's professional services personnel design the technology infrastructure, develop business processes and establish the order of product deployment. The critical element of the prototyping phase is a detailed analysis of the client's business processes and needs. The final phase in the professional services engagement is the implementation phase in which Astea's professional services personnel work with the client to develop detailed data mapping, conversions, end-user interfaces, product customizations and other technical and business processes necessary to integrate Astea's software into the client's computing environment. Ultimately, education plans are developed and executed to provide the client with the process and system knowledge necessary to effectively utilize the software and fully implement the Astea solution. Professional services, which include education, consulting and training, are charged on an hourly or per diem basis and are billed, usually on a monthly basis, pursuant to customer work orders.

Customer Support

     The Company's customer support group provides Astea clients with telephone and on line technical support, as well as product enhancements, updates, new releases and corrections. Astea's customer support group is deployed to provide support for Astea's clients in all regions of Astea's worldwide operations, providing local client representatives with real-time support spoken in their native languages by Astea and distributor personnel familiar with local business customs and practices. Typically, customer support fees are established as a fixed percentage of license fees and are invoiced to clients on an annual basis after the conclusion of the warranty period which is usually 90 days. Astea's customer support representatives are located in three offices in the United States and six offices in Europe. As of December 31, 1996, the Company's worldwide customer support group consisted of 81 representatives, 50 of whom were located in the United States and 31 of whom were based internationally.

CUSTOMERS

     The Company estimates that it has approximately 2,700 customers, representing more than 75,000 end-users. Astea's customers range from small, rapidly growing companies to large, multinational corporations with geographically dispersed operations and remote offices. The broad applicability of the Company's products is demonstrated by the wide range of companies across many markets and industries that use one or more of Astea's products, including telecommunications, computers and electronics, office equipment, and third-party service and support organizations.

     In 1996 and 1994, no customer accounted for 10% or more of the Company's revenues. In 1995, the Company had one customer that accounted for approximately 19% of revenues.

SALES AND MARKETING

     Astea markets its products and services through a multi-tiered sales structure comprised of direct sales and telesales operations, and through relationships with value-added resellers ("VARs") and international distributors. The Company's sales organization consisted of 92 personnel on December 31, 1996, complemented by a coordinated marketing effort of the Company's marketing group, which consisted of 30 personnel on December 31, 1996.

      Astea's direct sales force of 83 personnel as of December 31, 1996 (which excludes sales management, administration and support personnel), employs a telesales process for Bendata products and a consultative sales process for other products, working closely with prospective clients to understand and define their customers' needs and determine how such needs can be addressed by the Company's products. These clients typically represent the mid- to high-end of the customer interaction software market. A prospect development organization comprised of telemarketing representatives develops and qualifies sales leads prior to referral to the direct sales staff. See "Certain Factors that May Affect Future Results-Continued Dependence on Large Contracts May Result in Lengthy Sales and Implementation Cycles." The modular structure of Astea's software and its ongoing product development efforts provide opportunities for incremental sales of product modules and consulting services to existing accounts.

     The Company's telesales channel targets low- to mid-market opportunities and is the principal channel of distribution for the Bendata HEAT products. For domestic sales, Astea's telesales operation employs several account management teams consisting of one account representative and one account executive. The teams are organized by region. The account representatives qualify leads generated by marketing activities. The account executives provide telephone demonstrations, present the Company's support and help desk products at local seminars, conduct site visits and close qualified leads generated by the account representatives.

     The Abalon product is currently sold and marketed in Scandinavia through a direct sales channel that is vertically focused on market segments such as telecommunications, financial services, manufacturing, and construction management. In Europe, the United States and Asia/Pacific, the sales and marketing effort of Abalon AB is currently in the planning stages.

     Astea's marketing department is responsible for lead generation and product and professional services marketing, and the department provides input into the Company's ongoing product development efforts based on client feedback and market data. Leads developed from marketing are routed through the Company's sales tracking systems. The Company also participates in an annual conference organized and sponsored by ADONUS, an independent user group comprised of Astea's DISPATCH-1 and PowerHelp clients. Conference participants attend training sessions, workshops and presentations, and interact with other Astea product users and Astea management and staff, providing important input for future product direction.

     Astea's international sales increased significantly in 1996, accounting for 32% of the Company's revenues, compared to 21% of the Company's revenues in 1995. See "Certain Factors that May Affect Future Results-Risks Associated with International Sales."

PRODUCT DEVELOPMENT

     Astea's product development strategy is to provide products that are easy to use and implement. Its products are designed to be flexible, modular and scalable, so that they can be implemented incrementally in phases and expanded to satisfy the evolving information requirements of Astea's clients and their customers. Each product also is designed to be both platform and hardware independent, using popular client/server environments, multiple hardware platforms and operating systems.

     To accomplish these goals, the Company uses widely accepted, commercially available application development tools from Progress Software Corporation, PowerSoft Corporation and Microsoft Corporation. These software tools provide the Company's clients with the flexibility to deploy Astea's products across a variety of hardware platforms, operating systems, client/server configurations and relational database management systems.

     The Company's continuing development efforts concentrate on the following methodologies. The Company's DISPATCH-1, PowerHelp and Abalon products are developed as modules, each of which addresses a particular function, providing clients with the flexibility to use only applications that meet their needs. The modular design also allows the Company to deploy its core, remote access and decision support applications using the best technologies for each function. For PowerHelp, Astea's clients can customize these graphical user interface-based products with minimal technical knowledge and without programming changes to the underlying source code. Screen layouts can be easily modified, allowing for data fields to be renamed, moved, hidden, or designated as optional or mandatory. System capabilities not relevant to an end user's role can be suppressed. Customer preferences are stored in a separate database and can be tied to a group profile, which can be easily replicated for end users with common processing needs. The HEAT products are designed to be customizable and easy to use, without the need for programming. Non-technical users can modify field descriptions, add and define new fields, adjust layout design, and create new tables.

     As of December 31, 1996, the Company's product development staff consisted of 108 employees. The Company's total expenses for product development for the years ended December 31, 1996, 1995 and 1994 were $8.0 million, $4.2 million and $2.7 million, respectively. These expenses represented 13%, 8% and 10% of total revenues for 1996, 1995 and 1994, respectively. In addition, the Company capitalized software development costs of $1,858,000, $957,000 and $788,000 in 1996, 1995 and 1994, respectively. The Company anticipates that it will continue to commit substantial resources to product development in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 hereof and "Certain Factors that May Affect Future Results-Need for Development of New Products."

MANUFACTURING

     The Company's software products are distributed on standard magnetic disks, tapes and CD ROM. Included with the software products are security keys and documentation available on CD ROM and in print. Historically, the Company has purchased diskettes, tapes, and duplicating and printing services from outside vendors. The Company has been able to obtain adequate supplies of all components and materials in a timely manner from existing and alternate sources of supply.

COMPETITION

     The customer interaction software market is intensely competitive and subject to rapid change. To maintain or increase its position in the industry, the Company will need to continually enhance its current product offerings, introduce new products and features and expand its professional services capabilities. The Company currently competes on the basis of the breadth of its product features and functions, including the adaptability and scalability of its products and their enablement with other client/server products; the ability to deploy complex systems both locally and internationally; product quality, ease-of-use, reliability and performance; company reputation and breadth of professional services; integration of Astea's offerings with other enterprise and client/server applications; price; and the availability of Astea's products on popular operating systems, relational databases, the Internet and communications platforms.

     Competitors vary in size, scope and breadth of the products and services offered. The Company encounters competition generally from a number of sources, including other software companies, third-party professional services organizations that develop custom software, and management information systems departments of potential customers developing proprietary, custom software. The Company's competitors include Clarify Inc. ("Clarify"), Remedy Corp. ("Remedy"), Scopus Technology, Inc. ("Scopus"), The Vantive Corporation ("Vantive"), and a number of smaller privately-held companies which generally focus only on discrete areas of the customer interaction software marketplace. In the field service marketplace, the Company competes against numerous, smaller, privately-held companies. In the customer support and help desk marketplace, the Company competes against a number of smaller, privately-held and publicly-held companies as well as larger publicly-held companies with greater resources. With the introduction of Abalon into the United States, this product faces a variety of established competitors such as Siebel Systems, Inc., Aurum Software, Inc., Vantive and Scopus, as well as a number of smaller companies. See "Certain Factors that May Affect Future Results- Competition in the Customer Interaction Software Market Is Intense."

LICENSES AND INTELLECTUAL PROPERTY

     Astea considers its software proprietary and licenses its products to its customers generally under written license agreements. The Company also employs an encryption system that restricts a user's access to source code to further protect the Company's intellectual property. Because the Company's products allow customers to customize their applications without altering the source code, the source code for the Company's products is typically neither licensed nor provided to customers, although the Company does license source code from time to time and maintains certain third-party source code escrow arrangements.

     The Company presently has no patents or patent applications pending. The Company seeks to protect its products through a combination of copyright, trademark, trade secret and fair business practice laws. The Company also requires employees and consultants or third-parties to sign nondisclosure agreements. Despite these precautions, it may be possible for unauthorized parties to copy certain portions of the Company's products or reverse engineer or obtain and use information that the Company regards as proprietary. See "Certain Factors that May Affect Future Results-Risks of Dependence on Proprietary Technology."

     Because the software development industry is characterized by rapid technological change, Astea believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition, and reliable product maintenance are more important to establishing and maintaining a technology leadership position than current legal protections available for its technology.

EMPLOYEES

     As of December 31, 1996, the Company, including its subsidiaries, had a total of 594 employees worldwide, 351 of whom were based in the United States, 61 in Sweden, 47 in the United Kingdom, 34 in the Netherlands, 6 in France, 3 in Germany, 47 in Israel, 38 in Australia and 7 in New Zealand. Of the total, 122 were employed in sales and marketing, 116 were employed in product development, 283 were employed in professional services and customer support and 73 were employed in administration and finance. As of December 31, 1996, the Company's Bendata subsidiary had a total of 134 employees, 100 of whom were based in the United States and 34 of whom were based in the United Kingdom. As of December 31, 1996, the Company's Abalon AB subsidiary had a total of 61 employees, all located in Sweden. The Company's future performance depends, in significant part, upon the continued service of its key technical and management personnel and its continuing ability to attract and retain highly qualified and motivated personnel in all areas of its operations. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified personnel in the future. See "Certain Factors that May Affect Future Results-Competition for Employees." None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

CORPORATE HISTORY

     The Company was incorporated in Pennsylvania in 1979 under the name Applied System Technologies, Inc., and in 1992, the Company changed its name to Astea International Inc. Until 1986, the Company operated principally as a software consulting firm, providing professional software consulting services on a fee for service and project basis. In 1986, the Company developed and introduced its DISPATCH-1 product. In November 1991, the Company's sole stockholder acquired the outstanding stock of The DATA Group Corporation ("Data Group"), a provider of field service software and related professional services for the mainframe computing environment. Data Group was merged into the Company in January 1994. In February 1995, the Company and its sole stockholder acquired the outstanding stock of Astea Service & Distribution Systems BV ("Astea BV"), the Company's distributor of DISPATCH-1 and related services in Europe. In May 1995, the Company reincorporated in Delaware. In July 1995, the Company completed its initial public offering of Common Stock. In February 1996, the Company merged with Bendata. In June 1996, the Company acquired Abalon AB.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company does not provide forecasts of the future financial performance of the Company. From time to time, however, information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K that are not historical fact may constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the risks, uncertainties and other information discussed within this Annual Report on Form 10-K, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels.

     The following discussion of the Company's risk factors should be read in conjunction with the financial statements and related notes thereto set forth elsewhere in this report The following factors, among others, could cause actual results to differ materially from those set forth in forward looking statements contained or incorporated by reference in this report and presented by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial conditions:

     DEPENDENCE ON DISPATCH-1 AS PRINCIPAL PRODUCT. In each of 1996, 1995 and 1994, more than 61%, 76% and 70%, respectively, of the Company's total revenues derived from the licensing of DISPATCH-1 and the provision of professional services in connection with the implementation, deployment and maintenance of DISPATCH-1 installations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's future success will depend in part on its ability to reduce its reliance on revenues generated by DISPATCH-1, by increasing licenses of the HEAT products, the Abalon products and other offerings, and by developing new products and product enhancements to complement its existing field service and customer support offerings. As an example of this risk, the Company experienced a significant loss in the second quarter of 1996 due to the failure to close certain large orders for DISPATCH-1 in the period as had been anticipated. There can be no assurance that the Company will be able to close orders within the time frames anticipated or to sustain demand for DISPATCH-1, thereby avoiding future losses, or to successfully develop any new products and product enhancements in order to increase sales of other products and reduce its reliance on licenses of DISPATCH-1 and related professional services revenue. As a result, any factor adversely affecting DISPATCH-1 licenses or related services would likely have a material adverse effect on the Company's business and results of operations.

     FLUCTUATIONS IN QUARTERLY OPERATING RESULTS MAY bE SIGNIFICANT. The Company's quarterly operating results have in the past varied significantly and are likely to vary significantly in the future, depending on factors such as the size and timing of revenue from significant orders, the recognition of revenue from such orders, the timing of new product releases and market acceptance of these new releases, increases or other changes in operating expenses, the level of product and price competition, the seasonality of its business and general economic factors. The timing and size of licenses for new orders has in the past varied significantly from quarter to quarter. As a result of the application of the revenue recognition rules applicable to the Company's licenses under generally accepted accounting principles, the Company's license revenues may be recognized in periods after those in which the respective licenses were signed. The Company believes that the concentration of business activity in specific quarterly periods is also affected by customers' buying patterns and budgeting cycles, as well as general economic factors. Thus, the Company's results of operations may vary seasonally in accordance with licensing activity or otherwise, and will also depend upon its recognition of revenue from such licenses from time to time. Due to the relatively fixed nature of certain of the Company's costs throughout each quarterly period, including personnel and facilities costs, a decline of revenues in any quarter typically results in lower profitability or operating losses in that quarter. In addition, as a result of the merger with Bendata and the acquisition of Abalon AB, the difficulty of integrating several businesses-including their respective products, services and personnel-may increase the likelihood of fluctuations in quarterly operating results in future periods. There can be no assurance that the Company will be profitable or avoid losses in any future period, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

     CONTINUED DEPENDENCE ON LARGE CONTRACTS MAY RESULT IN LENGTHY SALES AND IMPLEMENTATION CYCLES. The sale and implementation of the Company's DISPATCH-1 product generally involve a significant commitment of resources by prospective customers. License fees and implementation services for DISPATCH-1 may continue to increase in size and the implementation of the Company's products may become more complex as DISPATCH-1 is used to manage larger and more geographically dispersed installations. As a result, the Company's sales process often is subject to delays associated with lengthy approval processes attendant to significant capital expenditures, definition of special customer implementation requirements, and extensive contract negotiations with the customer. The sales cycle associated with the license of the Company's products varies substantially from customer to customer and typically lasts between six and nine months, during which time the Company may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies, and the Company may experience a number of significant delays over which the Company has no control. Because of the longer sales cycle, the revenues anticipated from any particular project may be postponed to future periods, even though the costs associated with the sale of the product are fixed in current periods, resulting in timing differences between incurrence of costs and recognition of revenue associated with a particular project. Any significant or ongoing failure by the Company ultimately to achieve such sales of the DISPATCH-1 product, and any significant delay in the recognition of revenues from such sales, could have a material adverse effect on the Company's business, operating results and financial condition. In addition, following the initial sale, the implementation of DISPATCH-1 typically involves several months of customer training and integration of the DISPATCH-1 product with the customer's other existing systems. A successful implementation requires a close working relationship between the customer and members of the Company's professional service organization, and delays frequently arise in completing the implementation services. Occasionally, delays result from a customer's inattention to the implementation project for reasons unrelated to the Company's performance. Because of the special implementation requirements of a particular customer, revenues associated with any project may not be booked in the period in which the contract is signed, resulting in a deferral of revenue over a longer period of time. Some of the Company's customers have adopted the Company's software on an incremental basis. There can be no assurance that the Company's customers will expand usage of the Company's software on an enterprise-wide basis or implement new software products introduced by the Company. The failure of the Company's software to perform according to customer expectations or otherwise to be deployed on an enterprise-wide basis could have a material adverse effect on the ability of the Company to increase revenues from new as well as existing customers. There can be no assurance that delays in the conclusion of customer contracts as well as the implementation process of DISPATCH-1 for any given customer will not have a material adverse effect on the Company's business, operating results and financial condition. Based upon all of the foregoing, the Company believes that there can be no assurance that the Company will be profitable or avoid losses in any future period, and the Company believes that period-to-period comparisons of its results of operations should not be relied upon as any indication of future performance.

     RISKS OF UNCERTAIN BACKLOG. The Company's success in meeting its quarterly revenue objectives is dependent upon obtaining orders in any given quarter for shipment in that quarter. The Company often recognizes a large part of its revenues toward the end of a quarter. Software revenues in any quarter are thus substantially dependent on orders booked and shipped in that quarter. As a result, quarterly revenue and operating results may not be predictable with any significant degree of accuracy. If revenue levels are below expectations, the Company's business, operating results, including net income, and financial condition are likely to be materially and adversely affected.

     COMPETITION IN THE CUSTOMER INTERACTION SOFTWARE MARKET IS INTENSE. The customer interaction software market is intensely competitive. The Company's competitors include Clarify, Remedy, Scopus, Vantive, and a number of smaller privately-held companies that generally focus only on discrete areas of the customer interaction software marketplace. In the field service marketplace, the Company's principal competition comes from numerous small, privately-held companies. In the external customer support market, certain competitors of the Company are more established and benefit from greater market acceptance or name recognition. In the internal help desk market, the Company faces significant competition from certain well established private and public companies. Some of the Company's publicly-held competitors, and many of the Company's potential competitors, have greater financial, technical, marketing and distribution resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development and distribution of their products.

     Because the barriers to entry in the customer interaction software market are relatively low, new competitors may emerge with products that are superior to the Company's products in performance, functionality or ease-of-use, or that achieve greater market acceptance. The Company believes that there already exist well-established competitors for Bendata's and Abalon AB's products. Astea also expects that competition will increase as a result of software industry consolidations. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially harm the Company's business and results of operations. The Company's future success will depend in large part upon its ability to attract new customers, license additional products, and deliver product enhancements and professional services to existing and new customers. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not adversely affect its business and results of operations.

     POSSIBLE INABILITY TO INTEGRATE VARIOUS PRODUCT OFFERINGS. The Company believes that significant market opportunities exist for a provider of fully integrated field service, customer support and sales and marketing automation software. One of the Company's business strategies is to integrate its various product offerings. There can be no assurance that the Company will be able to integrate successfully its field service, customer support and sales and marketing applications, including the HEAT and Abalon products, or that achieving such integration will enable the Company to improve its competitive position in the customer interaction software market. The Company's inability to further integrate its products could have a material adverse effect on the Company's business and results of operations.

     UNCERTAIN MARKET ACCEPTANCE. Continued acceptance of Astea's products by existing and potential customers is critical to the success of the Company's overall strategy of increasing its penetration of the field service and external customer support markets and entering the sales and marketing automation market. The Company believes that a number of factors will determine such acceptance, including product performance, ease of adoption, migration from host-based to client/server computing environments and interoperability with diverse hardware platforms, network servers and databases. Any failure of the Company's products to achieve or sustain market acceptance, or of the Company to sustain its current position in the field service, customer support and sales and marketing software markets, would have a material adverse effect on the Company's business and results of operations.

     POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Common Stock has in the past been, and may continue to be, subject to significant fluctuations in response to, and may be adversely affected by, variations in quarterly operating results, changes in earnings estimates by analysts, developments in the software industry, adverse earnings or other financial announcements of the Company's customers and general stock market conditions as well as other factors. In addition, the stock market can experience extreme price and volume fluctuations from time to time which may bear no meaningful relationship to performance.

     RAPID TECHNOLOGICAL CHANGE. The client/server application software market is subject to rapid technological change, frequent new product introductions and evolving technologies and industry standards that can quickly render existing products and services obsolete. While the Company is not aware of any emerging products that are likely to render its existing products obsolete, there can be no assurance that the Company's products could not suffer such obsolescence. Because of the rapid pace of technological change in the application software industry, the Company's current market position in field services, customer support, sales and marketing support or other markets that it may enter could be eroded rapidly by product advancements. The Company's application environment relies primarily on software development tools from Progress Software Corporation and PowerSoft Corporation, a subsidiary of Sybase, Inc. If alternative software development tools were to be designed and generally accepted by the marketplace, the Company could be at a competitive disadvantage relative to companies employing such alternative developmental tools, possibly resulting in material harm to the Company's financial condition and results of operation.

     NEED FOR DEVELOPMENT OF NEW PRODUCTS. The Company's products must keep pace with technological developments and conform to evolving technologies and standards, including developments within the client/server computing environment, and must address increasingly sophisticated customer needs. Such developments may require, from time to time, substantial capital investments by the Company in product development and testing. The Company intends to continue its commitment to research and development and its efforts to develop new products and product enhancements. There can be no assurance that the Company will have sufficient resources to make the necessary investments. Also, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and product enhancements, that new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance, or that the Company's current or future products will conform to industry requirements.

     BURDENS OF CUSTOMIZATION. Certain of the Company's clients request customization of the Company's software products to address unique characteristics of their businesses or computing environments. The Company's commitment to customization could place a burden on the Company's client support resources or delay the delivery or installation of products which, in turn, could materially adversely affect the Company's relationship with significant clients or otherwise adversely affect its business and results of operations. In addition, the Company could incur penalties or reductions in revenues for failures to develop or timely deliver new products or product enhancements under development agreements and other arrangements with customers.

     DEPENDENCE ON GROWTH OF CLIENT/SERVER COMPUTING ENVIRONMENT. DISPATCH-1 is designed for use by organizations employing either host-based or client/server computing solutions, and PowerHelp, the HEAT products and the Abalon products are designed for use by organizations employing client/server computing solutions. The Company's business strategy assumes that the market for the Company's products will expand as businesses migrate from host-based to client/server computing environments. The Company's future results of operations will depend in large part on continued growth in the number of organizations adopting client/server computing solutions and the development of applications for use in those environments. The Company's future financial performance also will depend in large part on the continued reliance on third party vendors for client/server software applications. There can be no assurance that the client/server computing trends anticipated by the Company will occur or that the Company will be able to respond effectively to the evolving requirements of this market. If the client/server market fails to grow or grows more slowly than management anticipates, the Company's business and results of operations would be materially adversely affected.

     RISK OF PRODUCT DEFECTS; FAILURE TO MEET PERFORMANCE CRITERIA. The Company's field service and sales and marketing software is intended for use in enterprise-wide applications that may be critical to a customer's business. As a result, the Company's customers and potential customers typically have demanding requirements for installation and deployment. Software products as complex as those offered by the Company may contain errors or failures, particularly when software must be customized for a particular licensee. Although the Company conducts extensive product testing during product development, the Company has at times delayed commercial release of software until problems were corrected and, in some cases, has provided enhancements to correct errors in released software. The Company could, in the future, lose revenues as a result of software errors or defects. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in software, customizations or releases after commencement of commercial shipments, resulting in loss or delay of revenue or delay in market acceptance, diversion of development resources or increased service and warranty costs, any of which could have a material adverse effect upon the Company's business, operating results and financial condition.

     RISKS ASSOCIATED WITH INTERNATIONAL SALES. Prior to 1995, the Company derived no significant revenues from international operations. In 1996, international sales represented approximately 32% of the Company's total revenues. In 1995, international sales represented approximately 21% of the Company's total revenues. In 1994, international sales represented approximately 1% of the Company's total revenues. Since 1994, the Company has established international offices in Sweden, Australia, New Zealand, the United Kingdom, France, Germany, and the Netherlands. With the merger with Bendata in February 1996, the Company added an office in Swindon, England presently consisting of 34 employees. With the acquisition of Abalon AB in June 1996, the Company added offices in Bromma and Gothenburg, Sweden presently consisting of 61 employees. The Company also has international distributors located in New Zealand, Canada, Sweden, the Netherlands, Israel, Japan and South Africa. The Company expects that international sales will continue to be a significant component of its business. International sales are subject to a variety of significant risks, including difficulties in establishing and managing international distribution channels and in translating products into foreign languages. International operations also may encounter difficulties in collecting accounts receivable, staffing and managing personnel and enforcing intellectual property rights. Other factors that can also adversely affect international operations include fluctuations in the value of foreign currencies and currency exchange rates, changes in import/export duties and quotas, introduction of tariff or non-tariff barriers, potentially adverse tax consequences, possible recessionary environments in economies outside the United States, and economic or political changes in international markets. In addition, as the Company increases its international sales, its total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

     RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH. The Company has recently experienced rapid growth and expansion, including through its merger with Bendata and its acquisition of Abalon AB over approximately four months in 1996, which have placed, and will continue to place, a significant strain on the Company's management, administrative, operational and financial resources and increased demands on its systems and controls. This growth has resulted in a continuing increase in the level of responsibility for existing management personnel and the need for hiring and assimilation of new management personnel. The Company is still in the process of integrating these new personnel into its management team. The Company anticipates that any continued growth will require it to recruit and hire a substantial number of new employees, particularly professional services and sales and marketing personnel, as well as development engineers. There can be no assurance that the Company will be successful in hiring, integrating or retaining such personnel. The Company's ability to manage its growth will require the Company to continue to expand and improve its operational, management and financial systems and controls. Any inability of the Company to manage growth effectively, hire and integrate necessary personnel, as well as integrate the sales and marketing organizations of the Company and its Abalon AB and Bendata subsidiaries as required could have a material adverse effect on the Company's business and results of operations.

     RISKS ASSOCIATED WITH INTEGRATION OF ACQUIRED BUSINESSES. The Company merged with Bendata in March of 1996 and acquired Abalon AB in June of 1996. The successful integration of the Company's business with the businesses of Bendata and Abalon AB is important for the future financial performance of the combined company. Because Bendata's and Abalon AB's products are primarily targeted to different segments of the customer interaction software market than those served by the Company in the past, the process of integration may require adaptation of the Company's operating methods and strategies. In addition, failure of the Company to adequately integrate certain key employees of Bendata and Abalon AB into the Company's business could have a material adverse effect on the Company's business and results of operations.

     Management may from time to time consider other acquisitions of assets or businesses that will enable the Company to acquire complementary skills and capabilities, offer new products, expand its customer base or obtain other competitive advantages. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, obtain financing on satisfactory terms, complete acquisitions, integrate acquired operations into its existing operations or expand into new markets. Acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expense related to intangible assets acquired, any of which could materially adversely affect the Company's business and results of operations. Acquisitions, including the Company's recent acquisitions of Bendata and Abalon AB, involve a number of further potential risks, including difficulties in the assimilation of the acquired Company's operations and products, diversion of management's resources, uncertainties associated with operating in new markets and working with new employees and customers, and the potential loss of the acquired company's key employees. There can also be no assurance that future acquisitions, if any, will not have a material adverse effect upon the Company's business and results of operations. Once integrated, acquired operations may not achieve levels of revenues, profitability or productivity, or otherwise perform as expected.

     DEPENDENCE ON KEY PERSONNEL. The Company's growth and performance to date has been largely dependent upon the skills and efforts of Zack B. Bergreen, its founder, President and Chief Executive Officer, and other key officers and employees. None of the senior management or other key employees of the Company is subject to any employment contract. The loss of services of any of its officers or other key personnel could have an adverse effect on the operations of the Company. During 1996, a number of senior officers left the Company. While none of the Company's executive officers is a party to an employment agreement, the Company is a party to non-competition agreements with each of its executive officers, other than Mr. Bergreen. The laws governing such agreements are in continual flux, however, and the enforceability of such agreements in each jurisdiction in which enforcement might be sought is uncertain. The inability of the Company to hire talented personnel or the loss of key employees could have a material adverse effect on the Company's business and results of operations.

     COMPETITION FOR EMPLOYEES. The future success of the Company will depend in large part on its ability to attract and retain talented and qualified employees, including highly skilled management personnel. Competition in the recruiting of highly-qualified personnel in the software industry is intense. From time to time the Company has experienced difficulty in recruiting talented and qualified employees. The Company's inability to recruit necessary personnel could have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will be able to attract, motivate and retain personnel with the skills and experience needed to successfully manage the Company's business and operations.

     CONCENTRATION OF OWNERSHIP. Zack B. Bergreen, the Company's President and Chief Executive Officer, as of December 31, 1996, beneficially owned approximately 52% of the outstanding Common Stock of the Company. As a result, Mr. Bergreen exercises significant control over the Company through his ability to influence and, under certain circumstances, control, the election of directors and all other matters that require action by the Company's stockholders. Under certain circumstances, Mr. Bergreen could prevent or delay a change of control of the Company which may be favored by a significant portion of the Company's other stockholders, or cause a change of control not favored by the majority of the Company's other stockholders. Mr. Bergreen's ability under certain circumstances to influence, cause or delay a change in control of the Company also may have an adverse effect on the market price of the Company's Common Stock.

     RISKS OF DEPENDENCE ON PROPRIETARY TECHNOLOGY. The Company's success is heavily dependent upon proprietary technology. The Company's products are licensed to customers under signed license agreements containing, among other terms, provisions protecting against the unauthorized use, copying and transfer of the licensed program. In addition, the Company relies on a combination of trade secret, copyright and trademark laws and non-disclosure agreements to protect its proprietary rights in its products and technology. Policing unauthorized use of the Company's software is difficult and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that measures taken by the Company will be adequate to protect the Company's proprietary technology. In addition, there can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. In addition, although the Company believes that its products and technologies do not infringe on any existing proprietary rights of others, and although there are no pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any notices that the Company is infringing the intellectual property rights of others, there can be no assurance that such infringement claims will not be asserted by third parties in the future. If any such claims are asserted, there can be no assurance that the Company will be able to defend such claim or obtain licenses on reasonable terms. The Company's involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how may have a material adverse effect on the Company's business and results of operations. Adverse determinations in any litigation may subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and prevent the company from manufacturing and selling its products. Any such situations can have a material adverse effect on the Company's business and results of operations.

     POSSIBLE PRODUCT LIABILITY. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. The sale and support of products by the Company may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 2.   PROPERTIES.

     The Company's headquarters are located in a leased facility of approximately 33,500 square feet (expandable to approximately 51,500 square feet) in Horsham, Pennsylvania. The Company also leases a 28,500 square foot office facility in Chalfont, Pennsylvania, from Zack B. Bergreen, the Company's President and Chief Executive Officer, and his wife, through December 31, 2009. See "Certain Relationships and Related Transactions" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders, incorporated by reference into Item 13 hereof. The Company also leases facilities for operational activities in Bedford, Massachusetts; Englewood, Colorado; Colorado Springs, Colorado; Houten, the Netherlands; Bromma, Sweden; and Tel Aviv and Tefen, Israel; and for sales and customer support activities in San Mateo and Laguna Hills, California; Fairfax, Virginia; Swindon, England; Brisbane and Melbourne, Australia; Auckland, New Zealand; Gothenburg, Sweden; Cedex (Paris), France; and Cologne, Germany. The Company believes that suitable additional or alternative office space will be available in the future on commercially reasonable terms as needed.

ITEM 3.   LEGAL PROCEEDINGS.

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In addition, since the Company enters into a number of large contracts requiring the complex installation of software products and the implementation of considerable professional services over several quarterly periods, the Company is from time to time engaged in discussions and deliberations with customers regarding the adequacy and timeliness of the installation or service, product functionality and features desired by the customer and additional work and product requirements that were not anticipated at the commencement of the project. These deliberations sometimes result in changes in services required, upward or downward price adjustments, or reworking of contract terms. The Company from time to time will reserve funds for contingencies under contract deliberations. The Company is not a party to any material legal proceedings, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's business, financial condition or results of operations. See Note 14 of the Notes to the Consolidated Financial Statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ATEA." Public trading of the Common Stock commenced on July 27, 1995. Before that, there was no public market for the Company's Common Stock. The following table sets forth the high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market for the periods indicated:

     1995:                                    High      Low
                                              ----      ---
     Third quarter (from July 27)*          $22.88   $16.25
     Fourth quarter                          22.88    17.13

     1996:
     First quarter                           29.50    21.00
     Second quarter                          29.75    23.75
     Third quarter                           24.25     5.00
     Fourth quarter                           8.38     4.88

     ___________
     * Initial public offering price of $15.00 on July 27, 1995.

     As of March 21, 1997, there were approximately 75 holders of record of the Company's Common Stock. On March 21, 1997, the last reported sale price of the Common Stock on the Nasdaq National Market was $4.13 per share.

     From its inception in 1979 to July 27, 1995, the Company elected to be treated as an S Corporation for Federal and state income tax purposes. The Company paid an aggregate of $8,296,000 of cash dividends and distributions in 1995 and $1,979,000 of cash dividends and distributions in 1996 to Zack B. Bergreen, the sole stockholder of the Company prior to the initial public offering, principally representing the amount of the Company's previously taxed but undistributed S Corporation earnings. No such dividends or distributions were paid to the sole stockholder of the Company in 1994. In connection with the initial public offering of its Common Stock, the Company terminated its election to be treated as an S Corporation on July 27, 1995. The Company does not presently intend to declare a cash dividend on the Common Stock in the foreseeable future and expects to retain future earnings to fund the development and growth of its business.

ITEM 6.   SELECTED FINANCIAL DATA.

Years ended December 31,                          1996          1995           1994           1993           1992
-----------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:(1)
Revenues:
     Software license fees.................. $  28,857      $ 29,904       $ 15,532       $  6,179       $  5,231
     Services and maintenance...............    33,851        24,062         11,815          8,414          8,892
                                             --------------------------------------------------------------------
          Total revenues....................    62,708        53,966         27,347         14,593         14,123
                                             --------------------------------------------------------------------

Cost and expenses:
     Cost of software license fees..........     3,982         3,880          1,807            876            721
     Cost of services and maintenance.......    23,477        16,198          7,603          5,219          5,666
     Product development....................     7,989         4,178          2,677          1,584          1,370
     Sales and marketing....................    22,390        14,902          8,277          3,004          1,996
     General and administrative.............     9,535         6,357          3,659          2,642          3,918
                                             --------------------------------------------------------------------
          Total costs and expenses..........    67,373        45,515         24,023         13,325         13,671
                                             --------------------------------------------------------------------
Income (loss) from operations
     before nonrecurring items..............    (4,665)        8,451          3,324          1,268            452

Expenses related to Bendata
     merger transaction(3)..................     3,416             -              -              -              -
Purchased in process
     research and development(4)............    13,810             -              -              -              -
                                             --------------------------------------------------------------------
Income (loss) from operations...............   (21,891)        8,451          3,324          1,268            452
Net interest expense (income)...............      (571)         (179)           408            231            250
                                             --------------------------------------------------------------------
Income (loss) before income taxes...........   (21,320)        8,630          2,916          1,037            202
Provision (benefit) for income taxes(2).....    (1,613)        1,883             49             16              6
                                             --------------------------------------------------------------------
Net income (loss)........................... $ (19,707)     $  6,747       $  2,867       $  1,021       $    196
                                             ====================================================================

Pro Forma Data:
     Historical income (loss) before
          income taxes...................... $ (21,320)     $  8,630       $  2,916       $  1,037
     Pro forma income taxes (benefit)(2)....    (2,082)        3,452          1,133            308
                                             -----------------------------------------------------
     Pro forma net income (loss)............ $ (19,238)     $  5,178       $  1,783            729
                                             -----------------------------------------------------
     Pro forma net income per share......... $   (1.50)     $   0.45       $   0.19       $   0.09
                                             =====================================================
     Pro forma weighted average
          shares outstanding................    12,844        11,484          9,539          7,926
                                             =====================================================

BALANCE SHEET DATA:(1)
Working capital............................. $  20,760      $ 40,732       $  2,745       $  1,489       $ 1,496
Total assets................................    57,691        69,370         22,481         13,350        10,491
Long-term debt, less current portion........     3,708         2,532          2,913          2,628         2,609
Retained earnings (deficit).................   (17,008)        2,699          4,963          2,096         1,484
Total stockholders' equity.................. $  31,617      $ 47,920       $  6,368       $  2,587       $ 1,871

(1) In February 1996, the Company completed the merger of Bendata. This transaction was accounted as a pooling of interests. Hence, the financial position and results of operations of the Company and Bendata are combined in 1996 and all prior periods are restated to give the effect to the merger. See Note 4 of the Notes to the Consolidated Financial Statements. In February 1995, the Company acquired Astea BV and in June 1996, the Company acquired Abalon AB. These acquisitions were accounted for as purchases. Hence, the results of operations after the acquisition date are included in the statement of operations data. See Note 5 of the Notes to the Consolidated Financial Statements.

(2) Astea has operated as a S corporation for income tax purposes since its inception in 1979; and since their inceptions, Bendata, Inc. and Bendata UK have operated as a S corporation and a partnership, respectively. Therefore, the historical financial statements do not include a provision for federal and state income taxes for such years, except for certain state income taxes imposed at the corporate level. Pro forma net income has been computed as if the Company had been fully subject to federal and state income taxes based on the tax laws in effect during the respective years. See Note 3 of the Notes to the Consolidated Financial Statements.

(3) In connection with the Bendata merger, $3,416,000 of merger expenses ($2,609,000 after-tax) were incurred and charged to expense in the first quarter of 1996. The Bendata merger expenses consisted of bonus payments made to Bendata non-shareholder employees, as well as legal, accounting and investment banking fees.

(4) In connection with the acquisition of Abalon AB, the Company recorded a one-time charge of $13,810,000 related to the fair value of in process research and development.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those contained in such forward looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these as well as other risks and uncertainties are described in more detail in this Annual Report on Form 10-K.

     The Company develops, licenses, implements and supports a suite of customer interaction software applications for client/server and host-based computing environments that permit organizations of various sizes across a wide range of industries to automate and integrate field service, customer support and sales and marketing automation functions. The Company maintains operations in the United States, Australia, New Zealand, the Netherlands, Germany, France, the United Kingdom, Sweden and Israel.

     The Company generates revenues from two sources: software license fees for its software products, and services and maintenance revenues from professional services, which includes consulting, implementation, training and maintenance related to those products.

     Software license fees, which accounted for 46% of the Company's total revenues in 1996, consist of license fees for the Company's products. Software license fee revenues also include some fees from the sublicensing of third-party software, consisting of relational database licenses constituting an integral part of the Company's products. Typically, customers pay a license fee for the software based on the number of licensed users and modules licensed. The Company's pricing is structured so that the licensing of a greater number of users within a customer's organization results in a decreasing per-user cost to that customer. Thus, pricing varies both with the number of users and type and number of modules licensed. Depending on the contract terms and conditions, software license fees are recognized upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. If significant vendor obligations exist at delivery or if the product is subject to customer acceptance, revenue is deferred until no significant obligations remain or acceptance has occurred.

     The second component of the Company's revenues consists principally of revenues derived from professional services associated with the implementation and deployment of the Company's software products and, to a lesser extent, maintenance fees for ongoing customer support, primarily external customer technical support services and product enhancements. Professional services are charged on a per diem basis and billed monthly pursuant to customer work orders. Training services are charged on a per-attendee basis with a minimum daily charge. Out-of-pocket expenses incurred by company personnel performing professional services are typically reimbursed by the customer. The Company recognizes revenue from professional services as such services are performed. Annual maintenance fees are typically paid to the Company under agreements entered into at the time of the initial software license. Maintenance revenue, which is invoiced annually upon the expiration of the warranty period, is recognized ratably over the term of the agreement, which is usually twelve months.

     The Company's 1996, 1995 and 1994 financial results include the results of Bendata, which merged with Astea in February 1996 and was accounted for as a pooling of interests. See Note 4 of the Notes to the Consolidated Financial Statements. Astea's 1996 financial results include the July to December results of

Abalon AB, which Astea acquired in June 1996, accounted for as a purchase transaction. See Note 5 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, selected financial data, the percentages of the Company's total revenues represented by each line item presented and the percentage change in each line item for the periods presented:




-------------------------------------------------------------------------------
Years ended December 31,                          1996      1995      1994
-------------------------------------------------------------------------------
Revenues:
    Software license fees                         46.0 %     55.4 %    56.8 %
         Services and maintenance                 54.0       44.6      43.2
                                                -------------------------------
             Total revenues                      100.0      100.0     100.0
                                                -------------------------------
     Costs and expenses:
        Cost of software license fees              6.4        7.2       6.6
        Cost of services and maintenance          37.4       30.0      27.7
        Product development                       12.7        7.7       9.8
        Sales and marketing                       35.7       27.6      30.3
        General and administrative                15.2       11.8      13.4
                                                -------------------------------
             Total costs and expenses            107.4       84.3      87.8
                                                -------------------------------
     Income (loss) from operations before
        non-recurring items                       -7.4       15.7      12.2
        Expenses related to Bendata
         merger transaction                        5.5          -         -
        Purchased in process research and
         development                              22.0          -         -
     Income (loss) from operations               -34.9       15.7      12.2
     Net interest income (expense)                 0.9        0.3      -1.5
                                                -------------------------------
     Historical income (loss) before
        income taxes                             -34.0       16.0      10.7
     Pro forma income taxes (benefit)             -3.3        6.4       4.1
                                                -------------------------------
     Pro forma net income (loss)                 -30.7 %      9.6 %     6.6 %
                                                -------------------------------

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

     Revenues. Total revenues increased 16% to $62,708,000 in 1996 from $53,966,000 in 1995. Revenues were generated from three primary product lines within Astea: Service (DISPATCH-1), Support (HEAT and PowerHelp) and Sales Automation (Abalon). Within these product lines, the Services product line (DISPATCH-1) realized a slight decline in total revenues. This decline was offset by increased Support product line revenues (HEAT and PowerHelp products) and the addition of the Company's Sales Automation product line (Abalon), which was acquired in 1996. Service revenues decreased 8% or $3,284,000 to $37,938,000 in 1996 from $41,222,000 in 1995. In 1996, Support revenues increased 61%, or $7,794,000, to $20,538,000 from $12,744,000 in 1995 primarily resulting from the
HEAT product. Sales Automation revenues amounted to $4,232,000 in 1996, resulting from the acquisition of Abalon AB in June 1996.

     Software license fee revenues decreased 4%, or $1,047,000, to $28,857,000 in 1996 from $29,904,000 in 1995. Within Astea's three product lines, Service software license revenues decreased 41%, or $8,567,000, to $12,515,000 in 1996 from $21,082,000 in 1995. This decrease was due primarily to increased competition which prolonged sales cycles in the Service CIS marketplace, which reduced the number of large volume software license agreements in 1996. In 1995, three large volume software license agreements which accounted for $13,000,000, or 43% of 1995 license revenues. Offsetting the decrease in Service license revenues was a significant increase in Support license agreements. Support software license revenues increased 63%, or $5,585,000, to $14,407,000 in 1996 from $8,822,000 in 1995. This increase was due primarily to new customers and reflects the expansion of the customer help desk market and increased acceptance of the Company's HEAT and PowerHelp products. Bendata's software license fee revenues increased significantly in 1996 as a result of increased demand for the HEAT line of products in the United States and abroad. Sales Automation software license revenues were $1,935,000 in the second half of 1996, subsequent to the Abalon acquisition. On an annualized basis, this would have been approximately $3,990,000.

     Services and maintenance revenues increased 41%, or $9,789,000, to $33,851,000 in 1996 from $24,062,000 in 1995. Increases were realized in Service, Support and Sales Automation amounting to $5,283,000, $2,209,000 and $2,297,000, respectively. This increase in service and maintenance revenues is attributable to the expansion of the Company's installed base and new sales of DISPATCH-1 licenses, and the increased need for professional services associated with the ongoing implementation and deployment of more complex software offerings, including the three large software license agreements from 1995 mentioned above, which continued implementation throughout 1996.

     In 1996, the Company had no customers which accounted for more than 10% of total revenues. In 1995, the Company had one customer which accounted for 19% of total revenues.

     Costs of Revenues. Costs of software license fee revenues increased 3%, or $102,000, to $3,982,000 in 1996 from $3,880,000 in 1995. As a percentage of software license fee revenues, the costs of software license fees increased by 1% to 14% in 1996 from 13% in 1995. The increase was due to the increase in the aggregate cost of third-party software licenses sold in conjunction with the Company's products. Amortization of capitalized software decreased 7%, or $57,000, to $739,000 in 1996 from $796,000 in 1995.

     The costs of services and maintenance revenues increased 45%, or $7,279,000, to $23,477,000 from $16,198,000 in 1995. This increase was attributable to an increase in services and maintenance obligations and revenue streams resulting from new software license sales and maintaining the growing customer bases realized within all three product lines. Increased obligations and personnel costs, along with a concentrated effort to increase customer satisfaction, also contributed to the increase in services and maintenance costs both on an absolute basis and as a percentage of service and maintenance revenues. Costs of services and maintenance related to the Abalon acquisition during the last six months of 1996 amounted to $1,430,000. Costs of services and maintenance as a percentage of services and maintenance revenues increased 2% to 69% in 1996 from 67% in 1995.

     Product Development. Product development expenses increased 91%, or $3,811,000, to $7,989,000 in 1996 from $4,178,000 in 1995. This increase is a result of the Company's commitment to bring new product offerings to the market along with the enhancement of existing products. Product development expenses also include the addition of Abalon AB in the second half of the year which totaled $302,000. As a percentage of revenues, product development expenses increased 5% to 13% in 1996 from 8% in 1995. The Company's total product development costs, including capitalized software development costs, were $9,847,000, or 16% of revenues in 1996 compared to $5,135,000, or 10% of revenues in 1995, an increase of 92% or $4,712,000. The capitalized portions of total product development costs were $1,858,000, or 19%, in 1996 compared to $957,000, or 19%, in 1995.

     Sales and Marketing. Sales and marketing expenses increased 50%, or $7,488,000, to $22,390,000 in 1996 from $14,902,000 in 1995. This increase resulted from the various selling models attendant to the Company's acquired products and increased emphasis on sales processes within the sales and marketing organizations. Sales and marketing expenses during the second half of 1996 include $1,296,000 related to Abalon AB. Sales and marketing expense as a percentage of revenues increased 8% to 36% in 1996 from 28% in 1995.

     General and Administrative. General and administrative expenses increased 50%, or $3,178,000, to $9,535,000 in 1996 from $6,357,000 in 1995. As a percentage of revenues, general and administrative expenses increased 3% to 15% in 1996 compared to 12% in 1995. This increase relates to the continued effort by the Company to support the growth of the Company by establishing the proper infrastructure to meet the current and future needs of the Company. The Company increased its payroll significantly, including through the Abalon AB acquisition, from 327 employees in 1995 to 594 employees as of December 31, 1996. General and administrative expenses also includes a significant charge of $1,400,000 made by the Company to address a customer satisfaction issue. See
Note 13 to the Notes to the Consolidated Financial Statements.

     Net Interest Income. Net interest income increased 219%, or $392,000, to $571,000 in 1996 from $179,000 in 1995. This increase was primarily due to a full year's interest earned on the proceeds from the Company's initial public offering in July 1995.

     International Operations. Total revenue from the Company's international operations grew by 82%, or $9,113,000, to $20,217,000 in 1996 from $11,103,000 in 1995. Growth was experienced in all segments of the Company's international operations including the Abalon AB acquisition which accounted for $4,232,000 during the second half of 1996. During 1996, the Company made several important strides to expand and fortify its international presence. The Abalon AB acquisition and Bendata merger (including a UK branch) were completed, the Company signed a distributor agreement with Nissho Iwai in Japan, and the Company expanded existing international operations. International operations resulted in a $3,095,000 loss for 1996; this loss was primarily attributable to the Company's Israeli operation, which had an operating loss of $1,727,000. Israel is primarily a research and development cost center.

     Income Tax Expense (Benefit). The Company's and Bendata's status as subchapter S corporations under the Internal Revenue Code, during 1995 for Astea and during 1995 and January and February of 1996 for Bendata, were terminated. As a result of these terminations, the Company is now subject to federal and additional state income taxes (see Notes 2 and 13 of the Notes to the Consolidated Financial Statements).

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

     Revenues. Total revenues increased 97%, or $26,619,000, to $53,966,000 in 1995 from $27,347,000 in 1994. Revenues were generated from two main product lines: Service and Support. During 1995, both Service and Support product line revenues experienced strong growth. Service product line revenues increased 115%, or $22,002,000, to $41,222,000 in 1995 from $19,220,000 in 1994. Support product line revenues increased 57%, or $4,617,000, to $12,744,000 in 1995 from $8,127,000 in 1994.

     Software license fee revenues increased 93%, or $14,372,000, to $29,904,000 in 1995 from $15,532,000 in 1994. Service software license fees increased 110%, or $11,063,000, to $21,082,000 in 1995 from $10,019,000 in 1994. During 1995,
Service software license fees included the signing of three large software license agreements which totaled $13,000,000, or 43% of license sales. Support software license fees also recognized a significant 60%, or $3,309,000, increase. Support license fees totaled $8,822,000 in 1995 compared to $5,513,000 in 1994. This increase was in line with the expanding market for and increased acceptance of the Company's product offerings.

     Services and maintenance revenues increased by 104%, or $12,247,000, to $24,062,000 in 1995 from $11,815,000 in 1994. Service and Support services and maintenance revenues increased by 119% and 50%, respectively. These increases were in line with the increased software license fee revenues and the increased need for professional services associated with the implementation and deployment of the Company's software.

     In 1995, the Company had one customer that accounted for 19% of total revenues. In 1994, the Company had no customers that accounted for more than 10% of total revenues.

     Costs of Revenues. Costs of software license fee revenues increased 115% to $3,880,000 in 1995 from $1,807,000 in 1994 due primarily to increased sales of third-party software licenses sold in conjunction with the Company's products. Amortization of capitalized software development costs, which increased to $796,000 in 1995 from $636,000 in 1994, also contributed to the increase. As a percentage of software license revenues, the costs of software license fees increased by 1% to 13% in 1995 from 12% in 1994. This increase was due to the mix of third-party software license products used in conjunction with the Company's products. Costs of services and maintenance increased 113% to $16,198,000 in 1995 from $7,603,000 in 1994. This increase was due to higher personnel requirements necessary to support the larger base of customers, along with the expansion in the Company's international operations, including Astea BV. Costs of services and maintenance as a percentage of services and maintenance revenues increased by 3% to 67% in 1995 from 64% in 1994. This increase was primarily attributable to the expansion of the European and Pacific Rim operations. Costs of services and maintenance attributable to the Company's international operations, including Astea BV were $3,483,000, or 41% of the total increase.

     Product Development. Product development expenses increased 56% to $4,178,000 in 1995 from $2,677,000 in 1994. This increase in product development expenses resulted from the Company's plan to develop new product offerings and enhancements to the Company's existing product lines. As a percentage of revenues, product development expenses decreased by 2% to 8% in 1995 from 10% in 1994. The Company's total product development costs, including capitalized software development costs, were $5,135,000, or 10% of revenues for 1995 compared to $3,465,000, or 13% of revenues for 1994, a decrease of 3%. The capitalized portions of total product development expenses were $957,000, or 19%, in 1995 and $788,000, or 23%, in 1994.

     Sales and Marketing. Sales and marketing expenses increased 80% to $14,902,000, or 28% of revenues, in 1995 from $8,277,000, or 30% of revenues, in
1994. This increase resulted from the hiring of additional management and sales personnel, particularly in the PowerHelp segment and expansion in the Company's international operations. Expansion of marketing programs along with higher commission expenses related to higher revenues accounted for the majority of the increase in sales and marketing expenses. International sales and marketing expenses, including Astea BV, were $2,119,000, or 32% of the increase over 1994.

     General and Administrative. General and administrative expenses increased 74% to $6,357,000 in 1995 from $3,659,000 in 1994. As a percentage of revenues, general and administrative expenses decreased by 1% to 12% in 1995 from 13% in 1994, which included a $500,000 bonus to the majority stockholder. The absolute dollar increase in general and administrative expenses, excluding the bonus to the majority stockholder, relates to the establishment by the Company of the infrastructure necessary to support its growth, the costs associated with the acquisition and integration of Astea BV in February 1995, and the expansion of international operations.

     Net Interest Income/Expense. Net interest expense decreased 144% to $179,000 of net interest income in 1995 from $408,000 of expense in 1994. This decrease was primarily attributable to income earned on the proceeds from the Company's initial public offering in July 1995.

     International Operations. During 1995, the Company experienced significant growth in its international operations. The Company's European operation recorded operating income of $1,043,000 during 1995. Other foreign operations had operating losses of $1,024,000 which comprised two components - Israel, which is primarily a research and development cost center, and the Pacific Rim, which required investment due to the start-up nature of the operation.

     Income Tax Expense. In 1995, the Company terminated its status as a S corporation and, as a result, the Company is now subject to federal and additional state income taxes (see Notes 2 and 13 of the Notes to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operating activities was $(6,352,000) for the year ended December 31, 1996 compared to $6,146,000 for the year ended December 31, 1995. This decrease was primarily attributable to the Company's net loss resulting from the factors described above under "Results of Operations-Comparison of Years Ended December 31, 1996 and 1995" offset by the non-cash charge of $13,810,000 arising from the Abalon AB acquisition.

     The Company obtained $7,430,000 of cash from investing activities in fiscal 1996 compared to a use of $34,808,000 in fiscal 1995. The increase was primarily attributable to the sale of short-term investments of $21,828,000 offset by payments for acquired businesses of $9,710,000, purchases of property and equipment, and capitalized software development costs of $4,688,000.

     The Company utilized $1,785,000 from financing activities during the year ended December 31, 1996 compared to cash provided of $31,572,000 in fiscal 1995. For the year ended December 31, 1996, the funds were used to pay down the line of credit, to pay S corporation distributions, and to make debt repayments, partially offset by the proceeds from the exercise of stock options. For the year ended December 31, 1995, the Company received net proceeds totaling $42,057,000 for the issuance of common stock in its initial public offering offset by a S corporation distribution, repayment of debt and repayment of notes receivable from the sole stockholder and his wife. For the years ended December 31, 1996 and 1995, the Company utilized $1,979,000 and $8,641,000, respectively, due to S corporation distributions.

     The Company maintains a line of credit with a maximum borrowing availability thereunder of $5,000,000. The line of credit bears interest at the lending bank's prime rate (8.25% at December 31, 1996). Borrowings under the line of credit are secured by a security interest in the Company's receivables, contract rights, general intangibles and equipment. The outstanding balances as of December 31, 1996 and December 31, 1995 were $500,000 and zero, respectively. The line expires on June 30, 1997. The Company is currently negotiating to renew the line of credit.

     In connection with the merger with Bendata, the Company issued an aggregate of 1,500,000 shares of the Company's common stock to the former stockholders of Bendata. See Note 4 to the Consolidated Financial Statements. In connection with the acquisition of Abalon AB, the Company issued to the former Abalon AB stockholders 233,236 shares of the Company's common stock and a promissory note in the principal amount of $900,000. See Note 5 of the Notes to the Consolidated Financial Statements.

     Bendata has a revolving line of credit with a bank for borrowings up to $1,750,000, with interest at the bank's prime rate plus .75% (9% at December 31, 1996). Availability of borrowings under the line is limited to 80% of eligible accounts receivable, as defined. Borrowings under the revolving line of credit are secured by a first security interest in all of Bendata's receivables, inventory, general intangibles and equipment. The line expires on April 15, 1997. The line requires Bendata to maintain certain financial and nonfinancial covenants, as defined. The outstanding balances as of December 31, 1996 and December 31, 1995 were zero and $1,200,000, respectively. Bendata is currently negotiating to renew the line of credit beyond this expiration date.

     On June 28, 1996, the Company acquired the capital stock of Abalon AB. Abalon AB has a revolving line of credit for borrowings up to 8,000,000 SEK or $1,161,000 with a 1,000,000 SEK or $145,000 overdraft provision. As of December 31, 1996 Abalon AB's outstanding balance on the line of credit was $1,178,000. The revolving line of credit bears interest at the bank's prime rate plus 2.4% (6.6% at December 31, 1996). Borrowings under the revolving line of credit are secured by a first security interest in all of Abalon AB's receivables, inventory, general intangibles and equipment. The line expires on December 31, 1997.

     The Company expanded its corporate headquarters facilities in eastern Pennsylvania during the third quarter of 1996. This expansion did not have a material effect on cashflow or operating results. In connection with the new facility, the Company has recorded a capital lease of approximately $462,000 for computer and telephone equipment. The Company has also entered into an operating lease of totaling $525,000 for office furniture. Both leases have a five-year term.

     The Company is currently considering and evaluating various actions to reduce operating expenses. These actions could include reductions in staff, the closing of several offices and the consolidation of certain operations. The Company expects that the ultimate actions taken will result in a restructuring charge in the first quarter of 1997. This charge will include, among other things, severance costs, office closing costs and other consolidation costs.

     At December 31, 1996, the Company had a working capital ratio of approximately 2:1, with cash and investments available for sale of $12,328,000. The Company may need to access additional funding during 1997 to fund operations as products are rolled out and other strategies progress toward realization. The Company believes sufficient cash resources exist to support its long-term growth strategies either through currently available cash, cash generated from future operations, or the ability of the Company to obtain additional financing through private and/or public debt placement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Astea International Inc.:

          We have audited the accompanying consolidated balance sheets of Astea International Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astea International Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


Philadelphia, Pa.
February 18, 1997

                   ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                                   1996             1995
----------------------------------------------------------------------------------------------------------
                                   ASSETS
Current assets:
  Cash and cash equivalents                                                $  3,334,000     $  4,021,000
  Investments available for sale                                              8,994,000       30,822,000
  Receivables, net of reserves of $1,681,000 and $1,380,000                  24,187,000       21,560,000
  Prepaid expenses and other                                                  2,279,000        1,917,000
  Income tax refund receivable                                                1,516,000                -
  Deferred income taxes                                                       1,869,000        1,194,000
                                                                      ------------------------------------
     Total current assets                                                    42,179,000       59,514,000

Property and equipment, net                                                   8,117,000        5,822,000
Capitalized software development costs, net                                   4,022,000        1,713,000
Goodwill, net                                                                 3,373,000        2,321,000
                                                                      ------------------------------------
     Total assets                                                          $ 57,691,000     $ 69,370,000
                                                                      ====================================
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                           $  1,678,000     $  1,200,000
  Current portion of long-term debt (including $78,000 and
    $69,000 due to majority stockholder and his wife)                           525,000           97,000
  Accounts payable and accrued expenses                                      11,076,000        9,613,000
  Deferred revenues                                                           8,140,000        7,872,000
                                                                      ------------------------------------
     Total current liabilities                                               21,419,000       18,782,000

  Deferred income taxes                                                         947,000          136,000
  Long-term debt (including $2,410,000 and $2,487,000
    due to majority stockholder and his wife)                                 3,708,000        2,532,000

  Commitments and contingencies (Note 14)

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued                                                          -                -
   Common stock, $.01 par value, 25,000,000 shares
     authorized 13,106,000 shares in 1996 and 12,404,000
     shares in 1995 issued and outstanding                                      131,000          124,000
   Additional paid-in capital                                                49,097,000       45,600,000
   Deferred compensation                                                       (160,000)        (388,000)
   Cumulative translation adjustment                                           (443,000)        (115,000)
   Retained earnings (deficit)                                              (17,008,000)       2,699,000
                                                                      ------------------------------------
     Total stockholders' equity                                              31,617,000       47,920,000
                                                                      ------------------------------------
     Total liabilities and stockholders' equity                            $ 57,691,000     $ 69,370,000
                                                                      ====================================

       The accompanying notes are an integral part of these statements.

                   ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,                                                       1996             1995             1994
---------------------------------------------------------------------------------------------------------------------------
Revenues:
   Software license fees                                                   $ 28,857,000     $ 29,904,000     $ 15,532,000
   Services and maintenance                                                  33,851,000       24,062,000       11,815,000
                                                                      -----------------------------------------------------
     Total revenues                                                          62,708,000       53,966,000       27,347,000
                                                                      -----------------------------------------------------
Costs and expenses:
   Cost of software license fees                                              3,982,000        3,880,000        1,807,000
   Cost of services and maintenance                                          23,477,000       16,198,000        7,603,000
   Product development                                                        7,989,000        4,178,000        2,677,000
   Sales and marketing                                                       22,390,000       14,902,000        8,277,000
   General and administrative                                                 9,535,000        6,357,000        3,659,000
                                                                      -----------------------------------------------------
     Total costs and expenses                                                67,373,000       45,515,000       24,023,000

Income (loss) from operations before
  nonrecurring items                                                         (4,665,000)       8,451,000        3,324,000

   Expenses related to Bendata
     merger transaction                                                       3,416,000                -                -
   Purchased in process research and
     development                                                             13,810,000                -                -
                                                                      -----------------------------------------------------
Income (loss) from operations                                               (21,891,000)       8,451,000        3,324,000

Interest income                                                               1,099,000          740,000           40,000
Interest expense (including $330,000,
  $348,000, and $317,000 to the majority
  stockholder and his wife)                                                    (528,000)        (561,000)        (448,000)
                                                                      -----------------------------------------------------
Income (loss) before income taxes                                           (21,320,000)       8,630,000        2,916,000
Provision for income taxes (benefit)                                         (1,613,000)       1,883,000           49,000
                                                                      -----------------------------------------------------
Net income (loss)                                                          $(19,707,000)    $  6,747,000     $  2,867,000
                                                                      =====================================================

Pro forma data (Note 3) (unaudited):
------------------------------------
   Historical income (loss) before
     income taxes                                                          $(21,320,000)    $  8,630,000     $  2,916,000
   Pro forma income taxes (benefit)                                          (2,082,000)       3,452,000        1,133,000
                                                                      -----------------------------------------------------
Pro forma net income (loss)                                                $(19,238,000)    $  5,178,000     $  1,783,000
                                                                      =====================================================
   Pro forma net income (loss) per share                                   $      (1.50)    $        .45     $        .19
                                                                      =====================================================
   Pro forma weighted average shares
     outstanding                                                             12,844,000       11,484,000        9,539,000
                                                                      =====================================================

       The accompanying notes are an integral part of these statements.

                   ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    Additional                     Cumulative       Retained
                                             Preferred    Common     Paid-in        Deferred       Translation      Earnings
                                               Stock      Stock      Capital      Compensation     Adjustment       (Deficit)
                                               -----      -----      -------      ------------     ----------       --------
Balance, January 1, 1994                  $      -      $  76,000  $   688,000     $ (273,000)     $       -      $  2,096,000
  Grant of stock options below fair
    market value                                 -           -         432,000       (432,000)             -              -
  Issuance of common stock in
    connection with the initial
    capitalization of Bendata, Inc.              -         15,000      795,000           -                 -              -
  Amortization of deferred
    compensation                                 -           -            -           104,000              -              -
  Net income                                     -           -            -              -                 -         2,867,000
                                        ----------------------------------------------------------------------------------------
Balance, December 31, 1994                       -         91,000    1,915,000       (601,000)             -         4,963,000
  Sale of common stock in
    initial public offering, net of
    offering costs                               -         32,000   42,025,000           -                 -              -
  Exercise of stock options                      -          1,000      144,000           -                 -              -
  Stock option tax benefits                      -           -       1,070,000           -                 -              -
  Additional capital contribution by
    Bendata, Inc. stockholders                   -           -          46,000           -                 -              -
  Issuance of common stock by
    Bendata, Inc.                                -           -          30,000           -                 -              -
  Amortization of deferred
    compensation                                 -           -            -           213,000              -              -
  Dividend paid                                  -           -            -              -                 -          (345,000)
  S Corporation distribution and
    combination of minority interest
    in Astea BV (see Notes 1 and 17)             -           -         370,000           -                 -        (8,666,000)

  Cumulative translation adjustment              -           -            -              -             (115,000)          -
  Net income                                     -           -            -              -                 -         6,747,000
                                        ----------------------------------------------------------------------------------------
Balance, December 31, 1995                       -        124,000   45,600,000       (388,000)         (115,000)     2,699,000
  Issuance of common stock for the
    purchase of Abalon AB                        -          2,000    4,998,000           -                 -              -
  Grant of stock options below
    fair market value                            -           -          31,000        (31,000)             -              -
  Exercise of stock options                      -          5,000      544,000           -                 -              -
  Amortization of deferred
    compensation                                 -           -            -           162,000              -              -
  Cancellation of options granted                -           -         (97,000)        97,000              -              -
  S Corporation distribution (see
    Note 17)                                     -           -      (1,979,000)          -                 -              -
  Cumulative translation adjustment              -           -            -              -             (328,000)          -
  Net loss                                       -           -            -              -                 -       (19,707,000)
                                        ----------------------------------------------------------------------------------------
Balance, December 31, 1996                $      -      $ 131,000  $49,097,000     $ (160,000)     $   (443,000)  $(17,008,000)
                                        ========================================================================================

                                            Total
                                         Stockholders'
                                            Equity
                                            ------
Balance, January 1, 1994                  $ 2,587,000
  Grant of stock options below fair
    market value                                 -
  Issuance of common stock in
    connection with the initial
    capitalization of Bendata, Inc.       $   810,000
  Amortization of deferred
    compensation                              104,000
  Net income                                2,867,000
                                        ---------------
Balance, December 31, 1994                  6,368,000
  Sale of common stock in
    initial public offering, net of
    offering costs                         42,057,000
  Exercise of stock options                   145,000
  Stock option tax benefits                 1,070,000
  Additional capital contribution by
    Bendata, Inc. stockholders                 46,000
  Issuance of common stock by
    Bendata, Inc.                              30,000
  Amortization of deferred
    compensation                              213,000
  Dividend paid                              (345,000)
  S Corporation distribution and
    combination of minority interest
    in Astea BV (see Notes 1 and 17)       (8,296,000)
  Cumulative translation adjustment          (115,000)
  Net income                                6,747,000
                                        ---------------
Balance, December 31, 1995                 47,920,000
  Issuance of common stock for the
    purchase of Abalon AB                   5,000,000
  Grant of stock options below
    fair market value                            -
  Exercise of stock options                   549,000
  Amortization of deferred
    compensation                              162,000
  Cancellation of options granted                -
  S Corporation distribution (see
    Note 17)                               (1,979,000)
  Cumulative translation adjustment          (328,000)
  Net loss                                (19,707,000)
                                        ---------------
Balance, December 31, 1996              $  31,617,000
                                        ===============


        The accompanying notes are an integral part of these statements

                   ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                    1996                1995                1994
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                        $ (19,707,000)      $  6,747,000        $ 2,867,000
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Charge for purchased in process research and
     development                                             13,810,000              -                  -
   Depreciation and amortization                              3,035,000          2,159,000          1,303,000
   Amortization of deferred compensation                        162,000            213,000            104,000
   Tax benefit from exercise of stock options                     -              1,070,000              -
   Other                                                        (21,000)            77,000            106,000
   Changes in operating assets and liabilities, net of
     effect of acquired businesses:
    Receivables                                              (2,015,000)        (6,288,000)        (4,058,000)
    Income tax refund receivable                             (1,516,000)             -                  -
    Prepaid expenses and other                                  (14,000)          (886,000)          (255,000)
    Accounts payable and accrued expenses                       259,000          4,302,000            482,000
    Deferred income taxes                                      (376,000)        (1,058,000)             -
    Deferred revenues                                            31,000            190,000          1,646,000
                                                          ---------------------------------------------------
Net cash provided by (used in) operating activities          (6,352,000)         6,146,000          2,195,000
                                                          ---------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Sales (purchases) of short-term investments                 21,828,000        (30,822,000)            -
 Payment for acquired businesses, net of cash
  acquired                                                   (9,710,000)        (1,312,000)           155,000
 Purchases of property and equipment                         (2,830,000)        (1,952,000)        (1,442,000)
 Capitalized software development costs                      (1,858,000)          (957,000)          (788,000)
 Repayments of notes receivable from
  majority stockholder and his wife                              -                 217,000            315,000
 Other                                                           -                  18,000            (36,000)
                                                          ---------------------------------------------------
  Net cash provided by (used in) investing activities         7,430,000        (34,808,000)        (1,796,000)
                                                          ---------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (repayments) on line of credit                 (209,000)           200,000            750,000
 Proceeds from issuance of common stock, net                       -            42,057,000              -
 Proceeds from exercise of stock options                        549,000            145,000              -
 Decrease in amounts due to stockholder                           -             (1,431,000)           (94,000)
 Net repayments of long-term debt                              (146,000)          (804,000)          (437,000)
 S Corporation distribution and dividends paid to
   stockholders                                              (1,979,000)        (8,641,000)              -
 Other                                                             -                46,000               -
                                                          ---------------------------------------------------
  Net cash provided by (used in) financing activities        (1,785,000)        31,572,000            219,000
                                                          ---------------------------------------------------
 Effect of exchange rate changes on cash and cash
  equivalents                                                    20,000             (8,000)             -
                                                          ---------------------------------------------------
 Net increase (decrease) in cash and cash equivalents          (687,000)         2,902,000            618,000
 Cash and cash equivalents balance, beginning of year         4,021,000          1,119,000            501,000
                                                          ---------------------------------------------------
 Cash and cash equivalents balance, end of year           $   3,334,000       $  4,021,000        $ 1,119,000
                                                          ===================================================

       The accompanying notes are an integral part of these statements.

                   ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   COMPANY BACKGROUND

     Astea International Inc. (the "Company" or "Astea") develops, markets and supports a suite of applications for the customer interaction software market. The Company licenses its products to customers ranging from small, rapidly growing companies to large, multinational corporations with geographically dispersed operations. These customers represent a range of industries from telecommunications, computers and electronics to office equipment manufacturers and third-party service and support organizations.

     In 1994, the Company and its majority stockholder formed Astea Israel Ltd. ("Astea Israel"), which was 79%-owned by the Company and 21%-owned by the Company's majority stockholder. In February 1995, the Company acquired Astea Service and Distribution Systems BV ("Astea BV"), which was owned in the same percentages as Astea Israel (see Note 5). In connection with an initial public offering discussed below, the minority interests of the majority stockholder were contributed to the Company for no consideration.

     In August 1995, the Company closed its initial public offering of common stock (the "Offering"). The Company offered and sold 3,101,298 shares, including underwriters' over-allotment, of common stock at a public offering price of $15.00 per share. The net proceeds to the Company from the Offering after the underwriting discount and payment of offering expenses were $42,057,000.

     In February 1996, the Company merged with Bendata, Inc. and Bendata (UK) Limited LLC (collectively "Bendata") (the "Merger"). The Merger has been accounted for as a pooling of interests, and accordingly, the historical financial statements have been restated to include Bendata (see Note 4). In June 1996, the Company acquired Bebalon AB, the sole shareholder of E.L.G. Data AB which is the sole shareholder of Abalon AB (collectively "Abalon") in a transaction accounted for under the purchase method of accounting (see Note 5).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated and combined financial statements include the accounts of Astea International Inc. and its wholly owned subsidiaries and branches. The financial statements reflect the elimination of all significant intercompany accounts and transactions.

     The accompanying 1994 financial statements are presented on a combined basis, as the Company and the 21% minority interests in Astea Israel and Astea BV were owned by the same stockholder (see Note 1).

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

     Depending on contract terms and conditions, software license fees are recognized upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. If significant vendor obligations exist at delivery and/or the product is subject to customer acceptance, revenue is deferred until no significant obligations remain and/or acceptance has occurred. If the payment of the license fee is coincident to services which are deemed to be essential to the transaction, the license fee is deferred and recognized using contract accounting over the period during which the services are performed. The Company's software licensing agreements provide for customer support (typically 90 days) and, in some instances, training. The portion of the license fee associated with customer support is unbundled from the license fee and is recognized ratably over the warranty period as maintenance revenue. The portion of the license fee for training is unbundled from the license fee and is recognized as service revenue as the services are performed.

     Service revenues, which include consulting, implementation and training, are recognized as the services are performed. Maintenance revenues are recognized ratably over the terms of the maintenance agreements.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments Available for Sale

     Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1996 and 1995, all short-term investments have been classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At December 31, 1996 and 1995, unrealized losses and gains, respectively, were not material to the financial statements. Realized gains and losses, computed using specific identification, and declines in value determined to be permanent are recognized in the statement of operations.

Property and Equipment

     Property and equipment are recorded at cost. Property and equipment capitalized under capital leases are recorded at the present value of the minimum lease payments due over the lease term. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or the lease term, whichever is shorter. Gains and losses on disposal are recognized in the year of the disposition. Expenditures for repairs and maintenance are charged to expense as incurred and significant renewals and betterments are capitalized.

Capitalized Software Development Costs

     The Company capitalizes software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company capitalizes software development costs subsequent to the establishment of technological feasibility and until the product is available for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Development costs associated with product enhancements that extend the original product's life or significantly improve the original product's marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (four to five years), beginning with the initial release to customers. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of December 31, 1996, management believes that no revisions to the remaining useful life or write-downs of capitalized software development costs are required.

Goodwill

     Goodwill represents the excess of the purchase price for various acquisitions accounted for as purchases over the fair value of the net assets acquired (see Note 5) and is amortized on a straight-line basis over 10 years. The Company evaluates the realizability of goodwill based on estimates of undiscounted future cash flows over the remaining useful life of the net assets. If the amount of such estimated undiscounted future cash flows is less than the net book value of the related assets, the assets and related goodwill would be written down to the amount of the estimated discounted cash flows. No such write-down was required for the years ended December 31, 1996 and 1995.

Major Customers

     In 1996 and 1994, the Company had no customers which accounted for more than 10% of revenues. In 1995, the Company had one customer which accounted for 19% of revenues.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of short-term investments available for sale and trade receivables. The Company does not require collateral from its customers.

Stock Splits and Stock Dividend

     In February 1994, the Company effected a split of its common stock and declared a stock dividend to its sole stockholder, and on May 23, 1995, the Company effected an additional 4.75-for-1 stock split in the form of a stock dividend. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect both stock splits and the stock dividend.

Supplemental Cash Flow Information

     For the years ended December 31, 1996, 1995 and 1994, the Company paid interest of $513,000, $582,000 and $482,000, respectively (of which $330,000,
$348,000 and $317,000 respectively, was paid to the majority stockholder and his wife (see Note 14), federal income taxes of $998,000, $660,000 and zero, respectively, and state income taxes of $179,000, $212,000 and $28,000, respectively.

Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," the objective of which is to recognize the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements as measured by enacted tax laws.

     Prior to the closing of the Offering, the Company had elected to be taxed under Subchapter S of the Internal Revenue Code. As a result, the Company was not subject to federal income taxes, and the taxable income of the Company was included in the sole stockholder's tax return. The Company also had elected S corporation status in certain states and, therefore, had recorded a provision for state income taxes for those states that do not recognize or partially recognize S corporation treatment.

     Shortly before the closing of the Offering, the Company terminated its status as a S corporation and is now subject to federal and additional state income taxes. The Company recorded a tax benefit of $518,000 as a result of establishing a net deferred tax asset upon its conversion to a C corporation.

     Prior to the Merger (see Note 4), Bendata, Inc. had elected to be taxed under Subchapter S of the Internal Revenue Code and in certain states and Bendata (UK) Limited LLC ("Bendata UK") (a Colorado limited liability corporation) was taxed under U.S. partnership income tax rules and regulations. As a result, Bendata was not subject to federal income taxes, and the taxable income of Bendata was included in Bendata, Inc.'s stockholders' or Bendata UK's members' individual tax returns, respectively. In connection with the Merger, Bendata, Inc. terminated its status as a S corporation and Bendata UK terminated its partnership status and are now subject to federal and state income taxes. The Company recorded tax expense of $575,000 as a result of establishing a net deferred tax liability in connection with the Merger.

Currency Translation

     The accounts of the international subsidiaries and branch operations are translated in accordance with SFAS No. 52, "Foreign Currency Translation," which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the year. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a cumulative translation adjustment in the statements of stockholders' equity. Transaction gains and losses are included in net income. There are no material transaction gains or losses in the accompanying financial statements for the periods presented.

3.   PRO FORMA INFORMATION (UNAUDITED)

Pro Forma Income Tax Provision

     On July 26, 1995, Astea terminated its status as a S corporation and, as a result, is now subject to federal and additional state income taxes. In connection with the Merger, Bendata, Inc. terminated its status as a S corporation and Bendata UK terminated its partnership status and, as a result, are now subject to federal and state income taxes. Accordingly, for informational purposes, the accompanying statements of income for the years ended December 31, 1996, 1995 and 1994 include an unaudited pro forma adjustment for the income taxes that would have been recorded if Astea and Bendata had been C corporations, based on the tax laws in effect during the respective periods.

Pro Forma Net Income (Loss) Per Share

     Pro forma net income (loss) per share was calculated by dividing pro forma net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method. All share and per share amounts have been adjusted retroactively to give effect to the Bendata merger discussed in Note 4 and the stock splits and stock dividend discussed in Note 2.

4.   BENDATA MERGER

     On February 27, 1996, the Company completed a merger with Bendata, Inc. and Bendata UK, international providers of client/server software for the internal help desk market. The Company exchanged 1,500,000 shares of its common stock for all of the outstanding capital stock of Bendata, Inc. and membership interest in Bendata UK in a merger accounted for as a pooling of interests. The Company's historical financial statements have been restated to include Bendata.

     In connection with the Merger, $3,416,000 of merger expenses ($2,609,000 after-tax) were incurred and charged to expense in the first quarter of 1996. The Merger expenses consisted of bonus payments made to Bendata non-shareholder employees, as well as legal, accounting and investment banking fees.

     A reconciliation of previously reported sales and earnings for years ended December 31, 1995 and 1994 is as follows:

YEARS ENDED DECEMBER 31,                          1995                1994
-------------------------------------------------------------------------------
Revenues:
 Previously reported                           $ 43,016,000       $ 20,443,000
 Bendata                                         10,950,000          6,904,000
                                               --------------------------------
                                                 53,966,000         27,347,000
                                               ================================
Net income:
 Previously reported                           $  6,697,000       $  2,447,000
 Bendata                                             50,000            420,000
                                               --------------------------------
                                               $  6,747,000       $  2,867,000
                                               ================================
Pro forma net income (Note 3) (unaudited):
  Previously reported                          $  5,147,000       $  1,538,000
  Bendata                                            31,000            245,000
                                               --------------------------------
                                               $  5,178,000       $  1,783,000
                                               ================================

5. ACQUISITIONS

Acquisition of Astea BV

     On February 1, 1995, the Company and its majority stockholder acquired all of the issued and outstanding shares of Astea BV for $1,760,000 (see Note 1).

     The following assets were acquired and liabilities were assumed in connection with the acquisition of Astea BV:

     Accounts receivable                               $1,480,000
     Property and equipment                               120,000
     Goodwill                                           2,628,000
     Accounts payable and accrued expenses             (2,818,000)
     Capitalized lease obligations                        (98,000)
                                                       -----------
     Cash paid, net of cash acquired of $448,000       $1,312,000
                                                       ===========

Acquisition of Abalon

     On June 28, 1996, the Company acquired all of the issued and outstanding shares of Abalon in exchange for $9,655,000 in cash, 233,236 shares of common stock and a $900,000 note payable in equal annual installments over three years. In connection with the acquisition, the Company recorded a one-time charge of $13,810,000 (or $1.08 per share) related to the fair value of in process research and development. The following assets were acquired, liabilities were assumed and expense incurred in connection with the acquisition of Abalon:

     Purchased in process research and
       development                                       $ 13,810,000
     Accounts receivable                                    1,251,000
     Prepaid expenses                                         338,000
     Capitalized software development costs                 1,190,000
     Goodwill                                                 935,000
     Property and equipment                                   607,000
     Other liabilities                                     (1,508,000)
     Accounts payable and accrued expenses                 (1,182,000)
     Present value of notes payable to former owners         (789,000)
     Fair value of common stock issued                     (5,000,000)
                                                         -------------
     Cash paid                                           $  9,652,000)
                                                         =============

Acquisition of Professional Help Desk

     In 1996, the Company acquired certain assets and liabilities of Professional Help Desk, an Australian distributor for $58,000, forgiveness of a Bendata UK royalty receivable of $213,000 and minimum future royalty payments with a present value of $98,000.

     The Company accounted for the acquisitions of Astea BV, Abalon and Professional Help Desk as purchases and, accordingly, the purchase prices were allocated based on the estimated fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the net assets acquired of $3,933,000 has been recorded as goodwill and is being amortized over ten years on a straight-line basis. Goodwill is net of accumulated amortization of $560,000 and $234,000 at December 31, 1996 and 1995, respectively. Amortization expense for the years ended December 31, 1996, 1995 and 1994 was $326,000, $234,000 and zero, respectively.

     Results of operations after the acquisition date are included in the consolidated statement of income. The following unaudited pro forma information has been prepared assuming that the Abalon acquisition had taken place on January 1, 1995.The pro forma effects of the Astea BV acquisition on the 1995 results of operations and the Professional Help Desk acquisition on the 1996 and 1995 results of operations are immaterial. The pro forma information includes the elimination of the Bendata merger costs (see Note 4) and the charge for purchased in process research and development, and pro forma adjustments for interest expense that would have been incurred to finance the purchase, amortization of intangibles arising from the transaction and pro forma income taxes for Astea and Bendata (see Note 3). The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the transaction been effective on the assumed date, nor is it necessarily indicative of future operating results.

                                                   (UNAUDITED)
     ------------------------------------------------------------------
     YEARS ENDED DECEMBER 31,                    1996           1995
     ------------------------------------------------------------------
     Revenues                                $66,175,000    $59,902,000
     Net income (loss)                      $(20,421,000)   $ 4,693,000
     Net income (loss) per share             $     (1.58)   $      0.40

6.   RECEIVABLES

     DECEMBER 31,                                 1996           1995
     ---------------------------------------------------------------------
     Billed receivables                       $ 19,801,000    $ 16,248,000
     Unbilled receivables                        3,180,000       4,643,000
     Royalties receivable                        1,187,000         618,000
     Other                                          19,000          51,000
                                              ----------------------------
                                              $ 24,187,000    $ 21,560,000
                                              ============================

     Billed receivables represent billings for the Company's products and services to end users, while royalties receivable represent billings to the Company's value added resellers. Both balances are shown net of reserves for estimated uncollectible amounts. Unbilled receivables represent contractual amounts due within one year under software licenses which are not yet billable.

7.   INVESTMENTS AVAILABLE FOR SALE

     DECEMBER 31,                                     1996            1995
     -----------------------------------------------------------------------
     Auction market preferred stock              $ 3,325,000    $ 10,625,000
     Municipal securities                          4,700,000      14,661,000
     Commercial paper                                      -       5,536,000
     Corporate bonds                                 969,000               -
                                                 ---------------------------
                                                 $ 8,994,000    $ 30,822,000
                                                 ===========================

     All investments available for sale have maturities of less than twelve months from the respective balance sheet date. Losses on sales of securities for the year ended December 31, 1996 were $59,000 and have been included in interest expense in the accompanying consolidated statement of income. No gains or losses on transactions were recorded in fiscal years 1995 or 1994 as all sales occurred at par value upon maturity of the securities.

8.   PROPERTY AND EQUIPMENT

                                   USEFUL LIFE/           DECEMBER 31,
                                                    ------------------------
                                   LEASETERM            1996          1995
                                   ---------           -----          ----
Building under capital lease          16           $ 2,462,000   $ 2,462,000
Computers and related equipment        3             6,544,000     3,835,000
Furniture and fixtures                10             1,386,000       905,000
Equipment under capital leases       3-5             1,097,000       244,000
Leasehold improvements                15               810,000       716,000
Computers and related office
  equipment                            7               706,000       590,000
Other                                  5                47,000        63,000
                                                   -------------------------
                                                    13,052,000     8,815,000
Less:  Accumulated depreciation                     (4,935,000)   (2,993,000)
                                                   -------------------------
                                                   $ 8,117,000   $ 5,822,000
                                                   =========================

     Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $1,970,000, $1,129,000 and $667,000, respectively. Accumulated amortization under capital leases at December 31, 1996 and 1995 was $754,000 and $496,000, respectively.

     Equipment under capital leases includes telephone systems, computers and related equipment. Title to the property is owned by the financing companies. The net book value of equipment securing these leases is $804,000 and $55,000 at December 31, 1996 and 1995, respectively.

9.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     DECEMBER 31,                                     1996           1995
    ---------------------------------------------------------------------------
     Capitalized software development costs        $  6,280,000   $  3,232,000
     Less:  Accumulated amortization                 (2,258,000)    (1,519,000)
                                                 ------------------------------
                                                   $  4,022,000   $  1,713,000
                                                 ==============================

     The Company has capitalized software development costs for the years ended December 31, 1996, 1995 and 1994 of $1,858,000, $957,000 and $788,000,
respectively. Amortization of software development costs for the years ended December 31, 1996, 1995 and 1994 was $739,000, $796,000 and $636,000,
respectively.

10.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     DECEMBER 31,                                     1996           1995
    ---------------------------------------------------------------------------
     Accounts payable                              $  5,570,000   $  3,808,000
     Accrued compensation and related benefits        3,385,000      2,169,000
     Accrued income taxes payable                        38,000      1,119,000
     Other accrued liabilities                        2,083,000      2,517,000
                                                 ------------------------------
                                                   $ 11,076,000   $  9,613,000
                                                 ==============================

11.  LINES OF CREDIT

     The Company has three credit agreements with various banks: a $5,000,000 line of credit with interest at the bank's prime rate (8.25% at December 31, 1996), a revolving line of credit for borrowings up to $1,750,000 with interest at the bank's prime rate plus .75% (9% at December 31, 1996), and a revolving line of credit (with a Swedish bank) for borrowings up to $1,161,000 translated at the December 31, 1996 exchange rate, with interest at the bank's prime rate plus 2.4% (6.6% at December 31, 1996). Borrowings under the agreements are secured by a first security interest on substantially all of the Company's assets and require the Company to maintain certain financial and nonfinancial covenants, as defined.

     The $5,000,000 line of credit expires on June 30, 1997. Availability of borrowings under the $1,750,000 line is limited to 80% of eligible accounts receivable, as defined, and expires on April 15, 1997. Availability of borrowing under the Swedish line expires on December 31, 1997. At December 31, 1996, the Swedish facility included an overdraft provision of $145,000 which expired on January 31, 1997

     During 1996, the highest outstanding balance, the average outstanding balance and the weighted average interest rate on the lines was $1,678,000, $401,000 and 8.8%, respectively.

12.  LONG-TERM DEBT

      December 31,                                       1996           1995
     ----------------------------------------------------------------------------
      Capitalized lease obligations (see Note 14)      $ 3,346,000   $ 2,629,000
      Notes payable to former owners of acquired
        companies (see Note 5)                             887,000             -
                                                      ---------------------------
                                                         4,233,000     2,629,000
      Less:  Current portion                               (25,000)      (97,000)
                                                      ---------------------------
                                                       $ 3,708,000   $ 2,532,000
                                                      ===========================

     Minimum principal repayments of long term debt as of December 31, 1996, excluding capitalized lease obligations (see Note 14), are $285,000 in 1997, $361,000 in 1998 and $241,000 in 1999.

13.  INCOME TAXES

     In July 1995 (see Note 2), Astea terminated its status as a S corporation and as of that date, has been subject to federal and state income taxes.

     The provision (benefit) for income taxes is as follows:

      YEARS ENDED DECEMBER 31,                          1996              1995
     --------------------------------------------------------------------------------
      Current
       Federal                                      $  (2,837,000)    $   2,118,000
       State                                               27,000           525,000
       Foreign                                            140,000                 -
                                                  ----------------------------------
                                                       (2,670,000)        2,643,000
      Deferred
       Federal                                             80,000          (185,000)
       State                                                    -           (57,000)
       Foreign                                           (728,000)                -
                                                  ----------------------------------
                                                         (648,000)         (242,000)

      Reinstatement of deferred income tax assets         575,000          (518,000)
                                                  ----------------------------------
                                                       (2,743,000)        1,883,000
                                                  ----------------------------------
      Valuation allowance                               1,130,000                 -
                                                  ----------------------------------
                                                    $  (1,613,000)    $   1,883,000
                                                  ==================================

     The tax provision for December 31, 1994 of $49,000, represents state income taxes for states which did not recognize S corporation status.

     The approximate income tax effect of each type of temporary difference is as follows:

DECEMBER 31,19961995
-------------------------------------------------------------------------------------------------------
Current deferred income tax assets (liabilities):
   Revenue recognition                                                $    582,000        $    237,000
   Accruals and reserves not currently
     deductible for tax                                                  1,431,000             919,000
   Cash basis of accounting                                               (239,000)                  -
  Benefit of operating loss carryforward                                    95,000              38,000
                                                                   ------------------------------------
                                                                         1,869,000           1,194,000
Non-current deferred income tax assets (liabilities):
   Benefit of operating loss carryforward                                1,527,000             152,000
   Deferred compensation                                                   142,000             222,000
   Capitalized lease obligations                                           194,000             160,000
   Capitalized software development costs                               (1,437,000)           (624,000)
   Depreciation methods                                                     (4,000)            (46,000)
   Cash basis of accounting                                               (239,000)                  -
   Valuation reserve                                                    (1,130,000)                  -
                                                                   ------------------------------------
                                                                          (947,000)           (136,000)
                                                                   ------------------------------------
   Net deferred income tax asset                                      $    922,000        $  1,058,000
                                                                   ====================================

     Due to the uncertainty of the ultimate realization of certain net operating losses, the Company has provided a valuation reserve for the deferred tax assets as of December 31,1996. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

     The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

     YEARS ENDED DECEMBER 31,                                                              1996           1995
    --------------------------------------------------------------------------------------------------------------
     Federal statutory tax rate                                                           (34.0)%          34.0%
     Nondeductible Abalon acquisition and Bendata merger expenses                          24.1               -
     Reinstatement of deferred taxes upon conversion to C
       corporation status                                                                   2.7             6.0
     State income taxes, net of federal tax benefit                                         0.1             3.9
     Net operating losses from foreign subsidiaries not benefitted                          1.0             2.2
     Income not subject to corporate taxes due to S corporation status                     (0.5)          (16.7)
     Valuation reserve                                                                      5.3               -
     Nondeductible expenses                                                                (0.4)            1.0
     Other                                                                                 (5.9)            3.4
                                                                             -------------------------------------
                                                                                           (7.6)%          21.8%
                                                                             =====================================

     At December 31, 1996, the Company had a net operating loss carryforward for United States federal income tax purposes of approximately $11,053,000. Included in the aggregate net operating loss carryforward is $9,207,000 of tax deductions related to equity transactions, the benefit of which will be credited to stockholders' equity, if and when realized after the other tax deductions in the carryforwards have been realized. The net operating loss carryforward begins to expire in 1997.

14.  COMMITMENTS AND CONTINGENCIES

     The Company leases facilities and equipment under noncancelable operating and capital leases, including a lease for certain office facilities from its majority stockholder and his wife which expires in 2009 and requires monthly lease payments of $33,250. Payments of $399,000 for the years ended December 31, 1996, 1995 and 1994 were made by the Company under this lease. In connection with this lease, the Company has guaranteed the payment of a note payable to the Pennsylvania Industrial Development Authority from the Company's majority stockholder and his wife related to the corporate headquarters facility. The balance of this note payable at December 31, 1996 and 1995 was $214,000 and $230,000, respectively. In management's opinion, the terms of this related party lease are at least as favorable to the Company as could be obtained from an unaffiliated third party.

     Rent expense under all operating leases for the years ended December 31, 1996, 1995 and 1994 was $1,974,000, $1,028,000 and $371,000, respectively.

     Future minimum lease payments under the Company's leases as of December 31, 1996 are as follows:

                                                                      Capital Leases
                                                      ------------------------------------
                                Operating Leases       Related Party                 Other
------------------------------------------------------------------------------------------
1997                            $   2,318,000          $     399,000         $     250,000
1998                                2,058,000                399,000               206,000
1999                                1,591,000                399,000               198,000
2000                                1,412,000                399,000               198,000
2001                                1,260,000                399,000               227,000
Thereafter                          1,422,000              3,192,000                     -
                                ----------------------------------------------------------
Total minimum lease payments    $  10,061,000          $   5,187,000         $   1,079,000
                                ==========================================================

Less: Amount representing interest
     (related party lease at an 11.2%
     effective interest rate)                             (2,699,000)             (221,000)
                                                       ------------------------------------
Present value of future minimum lease payments             2,488,000               858,000
Less: Current portion                                        (78,000)             (162,000)
                                                       ------------------------------------
                                                       $   2,410,000         $     696,000
                                                       ====================================

     During 1996, the Company charged to expense approximately $1,400,000 in connection with a dispute with a customer regarding the implementation of the Company's software products. At this time, the final resolution of this dispute has not been determined; however, management believes that the ultimate settlement of this dispute will not have a material adverse effect on the Company's financial position or results of operations.

     In 1995, the Company entered into a beta software development agreement with a customer. The Company was required to deliver various versions of beta releases of this software product throughout 1996 and is required to deliver a commercial release version of this software product prior to September 30, 1997. In 1996, the Company accrued $272,000 of penalties related to the late deliveries of the beta versions of the software product. The Company could incur an additional penalty of $1,600,000 if the scheduled delivery of the commercial release of the software product is not made in accordance with the agreement. Management believes that given the current facts and circumstances, no additional penalty will be incurred.

     The Company is from time to time involved in certain legal actions and customer disputes arising in the ordinary course of business. In the Company's opinion, the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

15.  PROFIT SHARING PLAN

     The Company maintains a voluntary profit sharing plan, including a Section 401(k) feature, covering all qualified and eligible employees. Company contributions to the plan are determined at the discretion of the Board of Directors. For the years ended December 31, 1996, 1995 and 1994, profit sharing contributions by the Company were zero, $201,000 and $149,000, respectively.

16.  EQUITY PLANS

Stock Option Plans

     The Company has adopted Stock Option Plans (the "Plans") under which incentive and non-qualified stock options may be granted to its employees, officers, directors and others. Generally, incentive stock options are granted at fair value, become exercisable over a four-year period, and are subject to the employee's continued employment. Non-qualified options are granted at exercise prices determined by the Board of Directors and vest over varying periods. A summary of the status of the Company's stock options as of December 31, 1996, 1995 and 1994 and changes during the years then ended is as follows:

                                           SHARES
                                        AVAILABLE              NUMBER      WEIGHTED AVERAGE
                                        FOR GRANT           OF SHARES        EXERCISE PRICE
-------------------------------------------------------------------------------------------
Balance, January 1, 1994                  151,000             699,000          $    .91
   Authorized                           1,500,000                   -                 -
   Granted at market                     (575,000)            575,000              1.92
   Granted below market                  (233,000)            233,000               .21
   Cancelled                                1,000              (1,000)             1.92
                                     ---------------------------------
Balance, December 31, 1994                844,000           1,506,000              1.18
   Authorized                             200,000                   -                 -
   Granted at market                     (463,000)            463,000             17.25
   Cancelled                               51,000             (51,000)             5.15
   Exercised                                    -            (203,000)              .86
                                     ---------------------------------
Balance, December 31, 1995                632,000           1,715,000              5.75
   Granted at market                     (893,000)            893,000             15.26
   Granted below market                   (80,000)             80,000             24.77
   Granted outside Plan at market               -             184,000              6.04
   Cancelled                              529,000            (529,000)            14.06
   Cancelled outside Plan                       -              15,000              6.50
   Exercised                                    -            (469,000)             1.17
                                     ---------------------------------
Balance, December 31, 1996                188,000           1,859,000          $   4.93
                                     =================================

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                              OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                              ---------------------------------------------------        ----------------------------------------
                                                     WEIGHTED
                                                      AVERAGE             WEIGHTED                            WEIGHTED
     RANGE OF                      NUMBER            REMAINING             AVERAGE           NUMBER            AVERAGE
   EXERCISE PRICES               OUTSTANDING      CONTRACTUAL LIFE     EXERCISE PRICE      EXERCISABLE     EXERCISE PRICE
   ---------------               -----------      ----------------     --------------      -----------     --------------
 $  .21   -     $  1.92             714,000             6.73                $ 1.00            418,000          $  0.63
   5.25   -        7.75           1,053,000             8.54                  6.71            150,000             7.01
  15.00   -       17.25              92,000             8.53                 15.06             21,000            15.27
                                 ----------                                                 ---------
    .21   -     $ 17.25           1,859,000             7.84                $ 4.93            589,000          $  2.77
                                 ==========                                                 =========

     In July 1996, the Company repriced all outstanding non-officer employee options to $7.75, the fair market value on the new grant date. In October 1996, the Company repriced certain outstanding officer options to the current fair market value of $5.50. Options granted to directors under the 1995 Director Plan were not repriced.

     The Company accounts for options and the employee stock purchase plan under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," under which deferred compensation expense has been recorded for options granted with exercise prices below fair value. The deferred compensation is charged to expense ratably over the vesting period. Had compensation cost for the stock Company's options and employee stock purchase plan been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma net income (loss) and earnings (loss) per share would have been approximately $(24,266,000) or $(1.89) per share and $3,986,000 or $.35 per share for the years ended December 31, 1996 and 1995, respectively.

     The weighted average fair value of those options granted during the years ended December 31, 1996 and 1995 was estimated as $7.31 and $12.10, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 6.48% and 5.98% for 1996 and 1995 grants, respectively, and an expected life of six years, volatility of 85% and a dividend yield of zero for both 1996 and 1995 grants.

     The weighted average fair value of the employee purchase rights granted in 1996 was $9.52. For 1996, the fair value of the purchase rights was estimated using the Black-Scholes model with the following weighted average assumptions: risk-free interest rate of 5.46%, an expected life of six months, volatility of 85% and a dividend yield of zero.

     Because the SFAS No.123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Employee Stock Purchase Plan

     In May 1995, the Company authorized an employee stock purchase plan which allows full-time employees with one year of service the opportunity to purchase shares of the Company's common stock through payroll deductions at the end of bi-annual purchase periods. The purchase price is the lower of 85% of the average market price on the first or last day of the purchase periods. An employee may purchase up to a maximum of 500 shares or 10% of the employee's base salary, whichever is less, provided that the employee's ownership of the Company's stock is less than 5% as defined in the plan. During 1996 and 1995, no shares were purchased under the plan. At December 31, 1996, there were 250,000 shares available for future purchases, exclusive of stock subscriptions receivable outstanding of $70,000. On January 2, 1997, 11,586 shares were purchased at $5.00 per share.

17.  RELATED PARTY TRANSACTIONS

     From its inception in 1979 through the Offering, the Company had been owned by one individual. In January 1995, a distribution of $370,000 was made to the majority stockholder which was used by the majority stockholder for the payment of his 21% interest in Astea BV (see Notes 1 and 5). As a result of the termination of the Company's S corporation status, distributions totaling $1,979,000 and $8,296,000 have been paid to the majority stockholder in 1996 and 1995, respectively, which represented taxed but undistributed S corporation earnings.

     The majority stockholder of Bendata, Inc. received a note payable of $1,500,000 in exchange for the contribution of certain assets. The note was payable upon demand at an interest rate of 7%. The note was repaid in full as of December 31, 1995. Total payments during 1995 were $1,181,000 including principal of $1,139,000 and interest of $42,000. Total payments during 1994 were $450,000, including principal of $360,000 and interest of $90,000. During 1995, Bendata, Inc. made distributions of $345,000 to stockholders.

     In 1996, 1995 and 1994, the Company paid premiums on behalf of the majority stockholder and his wife of $70,000 and $75,000 and $75,000, respectively under split dollar life insurance policies.

18.  GEOGRAPHIC SEGMENT DATA

     The Company operates in one business segment. The following table presents information about the Company's operations by geographic area:

Year ended December 31,                                 1996                1995                1994
----------------------------------------------------------------------------------------------------
Revenues:
     Software license fees
          United States
               Domestic                      $    17,515,000     $    23,546,000     $    12,425,000
               Export                              1,575,000             814,000           2,990,000
               Transfers between
                   geographic areas                1,917,000           2,227,000                   -
                                             -------------------------------------------------------
                                                  21,007,000          26,587,000          15,415,000

          Europe - domestic                        6,321,000           5,158,000                   -
          Other foreign
               Domestic                            3,446,000             386,000             118,000
               Transfers between
                   geographic areas                1,127,000             552,000                   -
          Eliminations                            (3,044,000)         (2,779,000)                  -
                                             -------------------------------------------------------
                                                  28,857,000          29,904,000          15,532,000
                                             -------------------------------------------------------

     Services and maintenance
          United States
               Domestic                           22,453,000          17,454,000           9,515,000
               Export                                948,000           1,049,000           2,025,000
                                             -------------------------------------------------------
                                                  22,401,000          18,503,000          11,540,000
                                             -------------------------------------------------------

          Europe                                   5,895,000           4,326,000                   -
          Other foreign                            4,555,000           1,233,000             274,000
                                             -------------------------------------------------------
                                                  33,851,000          24,062,000          11,815,000
                                             -------------------------------------------------------
                                             $    62,708,000     $    53,966,000     $    27,347,000
                                             =======================================================
Operating income (loss)
          United States                      $   (18,796,000)    $     8,432,000     $     3,880,000
          Europe                                    (939,000)          1,043,000            (181,000)
          Other foreign(1)                        (2,156,000)         (1,024,000)           (375,000)
                                             -------------------------------------------------------
                                             $   (21,891,000)    $     8,451,000     $     3,324,000
                                             =======================================================
Identifiable assets
          United States                      $   100,123,000     $   110,718,000     $    22,196,000
          Europe                                   7,450,000           8,371,000                   -
          Other foreign                            7,951,000           1,469,000             285,000
          Eliminations                           (57,833,000)        (51,188,000)                  -
                                             -------------------------------------------------------
                                             $    57,691,000     $    69,370,000     $    22,481,000
                                             =======================================================

(1) Included in operating losses from other foreign locations were $1,727,000, $600,000 and $356,000 for the years 1996, 1995 and 1994, respectively, related to Astea Israel, which is primarily a development cost center. The Company conducts its primary development activities within its United States operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information concerning the directors of the Company is incorporated herein by reference to the information contained under the heading "Election of Directors" in the registrant's definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders to be held on May 15, 1997, which will be filed with the Securities and Exchange Commission not later than April 30, 1997 (the "Definitive Proxy Statement").

     Certain information concerning directors and executive officers of the registrant required by this item is incorporated herein by reference to the information contained under the heading "Occupations of Directors and Executive Officers" in the registrant's Definitive proxy Statement.

     The information concerning the compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item is incorporated herein by reference to the Definitive Proxy Statement under the heading "Section 16 Beneficial Ownership Reporting Compliance."

ITEM 11.       EXECUTIVE COMPENSATION.

     Information concerning executive compensation required by this item is incorporated herein by reference to the information contained under the heading "Compensation and Other Information Concerning Directors and Officers" in the Definitive Proxy Statement.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference to the information contained under the heading "Management and Principal Holders of Voting Securities" in the Definitive Proxy Statement.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information concerning certain relationships and related transactions required by this item is incorporated herein by reference to the information contained under the heading "Certain Relationships and Related Transactions" in the Definitive Proxy Statement. See also Note 17 of the Notes to the Consolidated Financial Statements of the Company appearing elsewhere in this Annual Report on Form 10-K.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1)(A)     Consolidated Financial Statements.

            i)     Consolidated Balance Sheets at December 31, 1996 and 1995

           ii) Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

          iii) Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

           iv) Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

            v)     Notes to the Consolidated Financial Statements

     (a)(1)(B)     Report of Independent Public Accountants.

    (a)(2)  Schedules.


            a)     Schedule II - Valuation and Qualifying Accounts

                   Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto.

    (a)(3)  List of Exhibits.

    The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K:

    EXHIBIT NO.    DESCRIPTION

      2.1 Agreement and Plan of Merger among the Company, Bendata, Inc., Bendata (UK) Limited LLC, BDI Acquisition Corp., Ronald
                   J. Muns, Randall W. Casto, and David Russell, dated as of February 26, 1996 (Incorporated herein by reference to Exhibit 7.01 to the Company's Report on Form 8-K, filed on March 1, 1996).
      2.2 Share Purchase Agreement, dated as of June 20, 1996, among the Company, Per Edstrom, Orjan Grinndal and Henrik Lindberg (Incorporated herein by reference to Exhibit 7.01 to the Company's Report on Form 8-K, filed on July 12, 1996).
      3(i).1 Certificate of Incorporation of the Company (Incorporated herein by reference to

                   Exhibit 3.1 to the Company's Registration Statement on Form
                   S-1, as amended (File No. 33-92778)).
      3(ii).1      By-Laws of the Company (Incorporated herein by reference to
                   Exhibit 3.2 to the Company's Registration Statement on Form
                   S-1, as amended (File No. 33-92778)).
      4.1          Specimen certificate representing the Common Stock
                   (Incorporated herein by reference to Exhibit 4.1 to the
                   Company's Registration Statement on Form S-1, as amended
                   (File No. 33-92778)).
      10.1         1994 Amended Stock Option Plan (Incorporated herein by
                   reference to Exhibit 10.1 to the Company's Registration
                   Statement on Form S-1, as amended (File No. 33-92778)).
      10.2         Form of Non-Qualified Stock Option Agreement under the 1994
                   Amended Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on
                   Form S-1, as amended (File No. 33-92778)).
      10.3         Form of Incentive Stock Option Agreement under the 1994
                   Amended Stock Option Plan (Incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on
                   Form S-1, as amended (File No. 33-92778)).
      10.4         1991 Amended Non-Qualified Stock Option Plan (Incorporated
                   herein by reference to Exhibit 10.4 to the Company's
                   Registration Statement on Form S-1, as amended (File No. 33-
                   92778)).
      10.5         Form of Non-Qualified Stock Option Agreement under the 1991
                   Amended Non-Qualified Stock Option Plan (Incorporated herein by reference to Exhibit 10.5 to the Company's Registration
                   Statement on Form S-1, as amended (File No. 33-92778)).
      10.6         1995 Employee Stock Purchase Plan (Incorporated herein by
                   reference to Exhibit 10.6 to the Company's Registration
                   Statement on Form S-1, as amended (File No. 33-92778)).
      10.7         1995 Employee Stock Purchase Plan Enrollment/Authorization
                   Form (Incorporated herein by reference to Exhibit 4.7 to the
                   Company's Registration Statement on Form S-8, filed on
                   September 19, 1995 (File No. 33-97064)).
      10.8         1995 Non-Employee Director Stock Option Plan (Incorporated
                   herein by reference to Exhibit 10.7 to the Company's
                   Registration Statement on Form S-1, as amended (File No. 33-
                   92778)).
      10.9         Form of Non-Qualified Stock Option Agreement under the 1995
                   Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 4.5 to the Company's Registration
                   Statement on Form S-8, filed on September 19, 1995 (File No.
                   33-97064)).
      10.10*       1997 Stock Option Plan.
      10.11*       Form of Non-Qualified Stock Option Agreement under the 1997
                   Stock Option Plan.
      10.12*       Form of Incentive Stock Option Agreement under the 1997 Stock
                   Option Plan.
      10.13        Amended and Restated Lease Agreement dated January 1, 1994, among Zack B. Bergreen, Zahava Bar-Nir, and the Company
                   (Incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, as amended
                   (File No. 33-92778)).
      10.14        Guaranty, dated as of January 24, 1994, among Zack B.
                   Bergreen, Zahava Bar-Nir, and Continental Bank, predecessor of Midlantic Bank, N.A. (Incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on
                   Form S-1, as amended (File No. 33-92778)).
      10.15        Promissory Note, dated as of November 24, 1994, payable by
                   Zack B. Bergreen to the Company in the amount of $108,978.54
                   (Incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, as amended
                   (File No. 33-92778)).
      10.16        Promissory Note, dated as of October 25, 1994, payable by
                   Zack B. Bergreen to the

                   Company in the amount of $108,836.88 (Incorporated herein by reference to Exhibit 10.14 to the Company's Registration
                   Statement on Form S-1, as amended (File No. 33-92778)).
      10.17*       Agreement of Lease, dated July 12, 1996, between the Company and C/N Horsham Towne Limited Partnership.
      10.18        Consulting Agreement, dated as of July 16, 1993, between the
                   Company and Reuben Wasserman Inc. (Incorporated herein by
                   reference to Exhibit 10.15 to the Company's Registration
                   Statement on Form S-1, as amended (File No. 33-92778)).
      10.19        Amended and Restated Loan and Security Agreement, dated April
                   24, 1995, between the Company and Midlantic Bank, N.A., as amended by letter agreement dated May 22, 1995 (Incorporated herein by reference to Exhibit 10.20 to the Company's
                   Registration Statement on Form S-1, as amended (File No. 33-
                   92778)).
      10.20        Employment and Noncompetition Agreement dated February 27,
                   1996 by and among Ronald J. Muns and the Company
                   (Incorporated herein by reference to Exhibit 7.03 to the
                   Company's Report on Form 8-K, filed on March 1, 1996).
      10.21        Escrow Agreement among the Company, Bendata, Inc., Bendata
                   (UK) Limited, LLC, Midlantic Bank, Ronald J. Muns, Randall W.
                   Casto, and David Russell dated as of February 27, 1996
                   (Incorporated herein by reference to Exhibit 7.04 to the
                   Company's Report on Form 8-K, filed on March 1, 1996).
      10.22        Registration Rights Agreement among the Company, Ronald J.
                   Muns, Randall W. Casto and David Russell dated as of February
                   27, 1996 (Incorporated herein by reference to Exhibit 7.05 to the Company's Report on Form 8-K, filed on March 1, 1996
      10.23        Escrow Agreement, dated as of June 28, 1996, among the
                   Company, Abalon AB, Midlantic Bank, N.A., Per Edstrom, Orjan
                   Grinndal, Henrik Lindberg, and Per Edstrom, as representative
                   (Incorporated herein by reference to Exhibit 7.02 to the
                   Company's Report on Form 8-K, filed on July 12, 1996).
      10.24        Registration Rights Agreement, dated as of June 28, 1996,
                   among the Company, Per Edstrom, Orjan Grinndal and Henrik
                   Lindberg (Incorporated herein by reference to Exhibit 7.03 to the Company's Report on Form 8-K, filed on July 12, 1996
      10.25        Amendment Agreement, dated as of November 26, 1996, among the
                   Company, Per Edstrom, Orjan Grinndal and Henrik Lindberg
                   (Incorporated herein by reference to Exhibit 7.01 to the
                   Company's Report on Form 8-K, filed on November 27, 1996).
      11.1*        Computation of Pro Forma Net Income (Loss) Per Common Share.
      16.1         Letter re change in Certifying Accountant (Incorporated
                   herein by reference to Exhibit 16.1 to the Company's
                   Registration Statement on Form S-1, as amended (File No. 33-
                   92778)).
      21.1*        Subsidiaries of the Registrant.
      23.1*        Consent of Arthur Andersen LLP.
      24.1*        Powers of Attorney (See the Signature Page).
      27.1*        Financial Data Schedule.

      ___________________
      *         Filed herewith

     (b)  Reports on Form 8-K.

     The Company filed current reports on Form 8-K, or amendments to current reports on Form 8-K/A, on the following dates during the fiscal quarter ended December 31, 1996:

          Date Filed            Description
          ----------            -----------
          September 11, 1996    8-K/A containing pro forma financial statements
                                relating to acquisition of Bebalon AB and its
                                subsidiaries (Abalon)
          November 26, 1996     Optional 8-K disclosing Amendment Agreement
                                among the Company and the former shareholders if
                                Bebalon AB
          December 16, 1996     8-K/A (Amendment No. 2) containing pro forma
                                financial statements relating to acquisition of
                                Bebalon AB and its subsidiaries
          December 20, 1996     8-K/A (Amendment No. 3) containing pro forma
                                financial statements relating to acquisition of Bebalon AB and its subsidiaries

     (c)  Exhibits.

     The Company hereby files as part of this Annual Report on Form 10-K exhibits listed in Item 14(a)(3) set forth above.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of March, 1997.

                              ASTEA INTERNATIONAL INC.


                              By:  /s/ Zack B. Bergreen
                                 -------------------------
                                   Zack B. Bergreen
                                   Chairman, President and
                                   Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Zack B. Bergreen and Leonard W. von Vital, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                     Title                        Date
          ---------                     -----                        ----

     /s/ Zack B. Bergreen      Chairman, President             March 26, 1997
-----------------------------  and Chief Executive Officer
     Zack B. Bergreen          (Principal Executive Officer)


     /s/ Leonard W. von Vital  Vice President and Chief        March 26, 1997
-----------------------------  Financial Officer
     Leonard W. von Vital      (Principal Financial and
                               Accounting Officer)


     /s/ Bruce R. Rusch        Director                        March 26, 1997
-----------------------------
     Bruce R. Rusch


     /s/ Joseph J. Kroger      Director                        March 26, 1997
-----------------------------
     Joseph J. Kroger

                                                                     SCHEDULE II

                           ASTEA INTERNATIONAL INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                              BALANCE AT                                                                          BALANCE AT
                              BEGINNING                                         OTHER                             END OF
CLASSIFICATION                OF PERIOD      ADDITIONS (1)    DEDUCTIONS (2)    INCREASES (3)    INCREASES (4)    PERIOD
--------------                ---------      -------------    --------------    ------------     -------------    ------
For the Year Ended
  December 31, 1994

    Reserve for estimated
      uncollected amounts     $   802,000     $   742,000       $ (622,000)      $ 102,000        $     -         $ 1,024,000

For the Year Ended
  December 31, 1995

    Reserve for estimated
      uncollected amounts     $ 1,024,000     $ 1,140,000       $ (784,000)      $    -           $     -         $ 1,380,000

For the Year Ended
  December 31, 1996

    Reserve for estimated
      uncollected amounts      $  138,000     $   264,000       $ (520,000)      $ 534,000        $   23,000      $ 1,681,000


(1)  Amounts represent charges to expense and reductions to revenue.
(2) Amounts represent the write-off of receivables against established reserves.
(3) Amounts represent recoveries of previously written-off receivables and amounts reclassed from deferred revenue.
(4)  Amount represents the acquisition of Abalon.