Form 10-Q
period 1997-03-31
ASTEA INTERNATIONAL INC
filed 1997-05-15
CIK 945989

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  ___________________________________________

                                   FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934

For the quarterly period ended           March 31, 1997
                               --------------------------------

                                       or

[    ]  Transition Report Pursuant to Section 13 or 15(d) of The Securities
Exchange Act of 1934.
For the transition period from           to
                                  -------  -------

                        Commission File Number: 0-26330
                                                -------

                            ASTEA INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                  23-2119058
                --------------                             --------------
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                  Identification No.)

455 BUSINESS CENTER DRIVE, HORSHAM, PENNSYLVANIA               19044
------------------------------------------------             ---------
  (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code: (215) 682-2500
                                                           --------------

                                    N/A
---------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No _____
                                        ---


As of May 9, 1997, 13,228,419 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                           ASTEA INTERNATIONAL INC.

                                    FORM 10Q
                                QUARTERLY REPORT
                                     INDEX

                                                                     Page Number
                                                                     -----------
Facing Sheet                                                              1
Index                                                                     2

PART I -  FINANCIAL INFORMATION
---------------------------------------------

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheet                          3

            Condensed Consolidated Statements of Operations               4

            Condensed Consolidated Statements of Cash Flows               5

            Notes to Unaudited Condensed finan                            6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                           8

PART II - OTHER INFORMATION
---------------------------------------------

ITEM 1.     LEGAL PROCEEDINGS                                             12

ITEM 2.     CHANGES IN SECURITIES                                         12

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                               12

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12

ITEM 5.     OTHER INFORMATION                                             12

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                              12

            SIGNATURES                                                    13

EXHIBIT 11  COMPUTATION OF EARNINGS PER SHARE                             14

EXHIBIT 27  FINANCIAL DATA SCHEDULE                                       15

PART I. - FINANCIAL INFORMATION
-------------------------------
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                           ASTEA INTERNATIONAL INC.
                           -------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (UNAUDITED)



                                            MARCH 31,    DECEMBER 31,
                                              1997           1996
                                         -----------------------------
                ASSETS
----------------------------------------
Current assets:
  Cash and cash equivalents               $  3,098,000   $  3,334,000
  Investments available for sale             8,230,000      8,994,000
  Receivables, net of reserves of
   $1,901,000 and $1,681,000                19,328,000     24,187,000
  Prepaid expenses and other                 2,284,000      2,279,000
  Income tax refund receivable               1,516,000      1,516,000
  Deferred income taxes                      1,869,000      1,869,000
                                        -----------------------------
       Total current assets                 36,325,000     42,179,000

Property and equipment, net                  7,005,000      8,117,000
Capitalized software development costs,
 net                                         3,561,000      4,022,000
Goodwill, net                                1,227,000      3,373,000
                                        -----------------------------
    Total assets                          $ 48,118,000   $ 57,691,000
                                        =============================
   LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------
Current liabilities:
  Line of credit                          $  1,315,000   $  1,678,000
  Current portion of long-term debt            542,000        525,000
  Accounts payable and accrued expenses     10,407,000     10,861,000
  Accrued restructuring charge               4,499,000              -
  Accrued reserves for contingencies         3,086,000        215,000
  Deferred revenues                          8,057,000      8,140,000
                                        -----------------------------
          Total current liabilities         27,906,000     21,419,000

Deferred income taxes                          947,000        947,000
Long-term debt                               3,751,000      3,708,000
Stockholders' equity:
   Preferred stock, $.01 par value,
    5,000,000 shares
    authorized, none issued                          -              -
   Common stock, $.01 par value,
    25,000,000 shares authorized,
    13,211,000 shares at March 31, 1997
     and 13,106,000 shares at
     December 31,1996 issued and
     outstanding                               132,000        131,000
   Additional paid-in capital               49,591,000     49,097,000
   Deferred compensation                       (98,000)      (160,000)
   Cumulative translation adjustment          (439,000)      (443,000)
   Accumulated deficit                     (33,672,000)   (17,008,000)
                                            -------------------------
          Total stockholders' equity        15,514,000     31,617,000
                                            -------------------------
          Total liabilities and
           stockholders' equity           $ 48,118,000   $ 57,691,000
                                        =============================

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           ASTEA INTERNATIONAL INC.
                          -------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                ------------------------------------------------
                                  (UNAUDITED)


                                                  THREE MONTHS
                                                 ENDED MARCH 31,
                                        ------------------------------
                                               1997           1996
                                        ------------------------------
Revenues:
----------------------------------------
      Software license fees                $  5,098,000    $ 7,488,000
      Services and maintenance                8,697,000      7,399,000
                                        ------------------------------

          Total revenues                     13,795,000     14,887,000
                                        ------------------------------

Costs and expenses:
      Cost of software license fees
       (Note 4)                               1,332,000        774,000
      Cost of services and maintenance        6,663,000      4,575,000
      Product development                     2,935,000      1,619,000
      Sales and marketing                     5,758,000      4,586,000
      General and administrative (Notes
       3 and 5)                               8,395,000      1,913,000
      Expenses related to Bendata
       merger transaction (Note 6)                    -      3,416,000
      Restructuring charge (Note 2)           5,328,000              -
                                        ------------------------------
          Total costs and expenses           30,411,000     16,883,000

Operating loss                              (16,616,000)    (1,996,000)

Net interest income (expense)                   (48,000)       280,000
                                        ------------------------------
Loss before income taxes                    (16,664,000)    (1,716,000)
Income taxes                                          -        308,000
                                        ------------------------------
Net loss                                   $(16,664,000)   $(2,024,000)
                                        ==============================
Net loss per share                              $(1.26)          $(.16)
                                        ==============================

Weighted average shares outstanding          13,176,000     13,484,000
                                        ==============================

Pro forma data (Note 8):
       Pro forma income (loss) before
           income taxes                    $(16,664,000)   $ 1,700,000
       Pro forma income taxes                         -        646,000
                                        ------------------------------

       Pro forma net income (loss)         $(16,664,000)   $ 1,054,000
                                        ==============================

       Pro forma net income (loss) per
        share                                   $(1.26)           $.08
                                        ==============================

    Weighted average shares outstanding      13,176,000     13,542,000
                                        ==============================

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           ASTEA INTERNATIONAL INC.
                           -------------------------

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -------------------------------------------------
                                  (UNAUDITED)


                                              FOR THE THREE MONTHS
                                                 ENDED MARCH 31,
                                        ------------------------------
                                               1997           1996
                                        ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                $(16,664,000)   $(2,024,000)
   Adjustments to reconcile net loss to
    net cash used in
        operating activities:
           Depreciation and amortization        936,000        559,000
           Restructuring charge               5,328,000              -
           Goodwill write-down                2,058,000              -
           Write-off of capitalized
            software                            453,000              -
           Expense related to grant of
            stock options to be issued
            in dispute settlement               436,000              -
           Tax benefit from exercise of
            stock options                             -      1,742,000
           Other                                 11,000         25,000
        Changes in operating assets and
         liabilities -
            Receivables                       4,570,000      2,312,000
            Prepaid expenses and other          (14,000)      (143,000)
            Prepaid income taxes                      -     (1,217,000)
            Accounts payable and
             accrued expenses                 2,700,000     (1,836,000)
            Deferred income taxes                     -        575,000
            Deferred revenues                   (84,000)    (1,403,000)
                                               ------------------------
Net cash used in operating activities          (270,000)    (1,410,000)
                                               ------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
           Sale of short-term
            investments, net                    764,000      4,561,000
           Purchases of property and
            equipment                          (240,000)      (598,000)
           Capitalized software
            development costs                  (200,000)      (224,000)
                                               -----------------------
    Net cash provided by investing
    activities                                  324,000      3,739,000
                                               -----------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
          Net repayments on line of
           credit                              (363,000)      (550,000)
          Proceeds from exercise of
           stock options                         96,000        334,000
          Net repayments of  long-term
           debt                                 (54,000)       (26,000)
                                              -------------------------
  Net cash used in financing activities       (321,000)      (242,000)
                                              -------------------------
  Effect of exchange rate changes on
    cash and cash equivalents                   31,000         16,000
                                              -------------------------


Net increase (decrease) in cash and
 cash equivalents                              (236,000)     2,103,000
Cash and cash equivalents balance,
 beginning of period                          3,334,000      4,021,000
                                           ---------------------------
Cash and cash equivalents balance, end
 of period                                 $  3,098,000    $ 6,124,000
                                           ===========================

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           ASTEA INTERNATIONAL INC.
                           -------------------------

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
               -------------------------------------------------


   1.   BASIS OF PRESENTATION

1.  BASIS OF PRESENTATION
    ---------------------

The consolidated financial statements at March 31, 1997 and for the three month period ended March 31, 1997 and 1996 of Astea International Inc. and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's 1996 Annual Report and Form 10-K which are hereby incorporated by reference in this report on Form 10-Q.

2.  RESTRUCTURING CHARGE
    --------------------

During the first quarter of 1997, the Company recorded a restructuring charge of $5,328,000 for actions aimed at reducing costs in its Service Automation product line and enhancing the Company's strategy by increasing the focus on the Support and Sales Automation product lines. These costs include accruals for severance costs of $1,925,000, office closing costs and unutilized lease expense of $2,928,000 and other consolidation costs of $475,000.

When the restructuring is complete, total headcount will be reduced by approximately 20% of the workforce. In addition, the Company has and will continue to streamline the marketing and the development organizations and consolidate office space. It is currently anticipated that accrual will be utilized by the end of calender 1997, except for amounts related to longer term real and personal property leases and severance commitments.

3.  GOODWILL IMPAIRMENT
    -------------------

As a result of the restructuring, during the first quarter of 1997, the Company recognized a goodwill impairment charge of $2,058,000 included in general and administrative expense related to the 1995 acquisition of Astea BV. This charge is due to the closings of the France and Germany locations, and the scale down of operations in Holland.

4.  CAPITALIZED SOFTWARE WRITE-OFF
    ------------------------------

Included in cost of software license fees in the first quarter of 1997 is a write-off of $453,000 of capitalized software related to PowerHelp and older versions of certain Service Automation modules which will no longer be marketed.

5.  ACCRUED RESERVES FOR CONTINGENCIES
    ----------------------------------

March 31, 1997 accrued reserves for contingencies consists of a reserve for failure to deliver a commercial release of a software product under beta development of $1,526,000, a settlement with a former owner of Bendata of $844,000 and $716,000 of other contingencies.

6.  BENDATA MERGER
    --------------

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

7.  INCOME TAXES
    ------------

Income taxes for the first quarter of 1996 include a charge of $575,000 for the reinstatement of a deferred income tax liability for Bendata caused by the termination of Bendata's S-corporation status as a result of the merger discussed in note 6. Excluding this charge, the Company would have recorded an income tax benefit of $267,000, or reflecting an effective tax rate of 15.5%. THIS INCOME TAX BENEFIT WAS REDUCED DUE TO THE NON-DEDUCTIBILITY OF CERTAIN MERGER EXPENSES.

8.  PRO FORMA INFORMATION
    ---------------------

Pro Forma Income Statement
--------------------------

Pro forma information for the first quarter of 1996 excludes from income the one-time charge for merger expenses of $3,416,000 ($2,609,000 after-tax) and the one-time income tax charge of $575,000 due to the conversion of Bendata from an S corporation to a C corporation as a result of the merger.

The pro forma income taxes for the first quarter of 1996 were calculated as if Bendata was a C corporation for the period using the criteria established under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Pro Forma Net Loss Per Share
----------------------------

Pro forma net income per share was calculated by dividing pro forma net income by the weighted average number of shares of common stock outstanding, including the 1,500,000 shares of common stock issued in the Bendata merger for the respective periods. For the three months ended March 31, 1996, these shares were adjusted for the dilutive effect of common stock equivalents, which consist of issued but unexercised stock options, using the treasury stock method.

9.  NEW ACCOUNTING PRONOUNCEMENTS
    -----------------------------

Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which supersedes APB Opinion No. 15, "Earnings per Share," was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1997; earlier application is not permitted. The Company does not expect the basic or diluted EPS measured under SFAS 128 to be materially different than the primary or fully-diluted EPS measured under APB No. 15.

Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," was issued in February 1997. The Company does not expect it to result in any substantive change in its disclosure.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         --------------

Overview
--------

This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those contained in such forward - looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these as well as other risks and uncertainties are described in more detail herein and in the Company's Annual Report on Form 10-K for 1996.

The Company develops, licenses, implements and supports a suite of customer interaction software applications for client/server and host-based computing environments that permit organizations of various sizes across a wide range of industries to automate and integrate field service, customer support and sales automation functions. The Company maintains operations in the United States, Australia, New Zealand, the Netherlands, the United Kingdom, Sweden and Israel.

The Company's 1997 and 1996 financial results include the results of Bendata, Inc. ("Bendata"), which merged with Astea in February 1996 and was accounted for as a pooling of interests. Astea's 1997 first quarter results include the results of Abalon AB, which Astea acquired in June 1996 and accounted for as a purchase transaction. Abalon AB was not part of Astea in the first quarter of 1996.

Results of Operations
---------------------

Comparison of Three Months Ended March 31, 1997 and 1996
--------------------------------------------------------

Restructuring and Other Charges
-------------------------------

During the first quarter of 1997, the Company recorded a restructuring charge of $5,328,000 for actions aimed at reducing costs in its Service Automation product line and enhancing the Company's strategy by increasing the focus on the Support and Sales Automation product lines. These costs include accruals for severance costs of $1,925,000, office closing costs and unutilized lease space of $2,928,000 and other consolidation costs of $475,000. When the restructuring is complete, total headcount will be reduced by approximately 20% of the workforce.

Included in the first quarter of 1997 general and administrative expense are charges of $5,686,000. These charges include a $2,058,000 write-off of Astea BV goodwill, a reserve for failure to deliver a commercial release of a software product under beta development of $1,293,000, a settlement of cash and stock options with a former owner of Bendata totaling $1,280,000, other legal contingencies of $500,000 and a $555,000 increase in the reserve for bad debts.

Included in cost of software license fees in the first quarter of 1997 is a write-off of $453,000 of capitalized software related to PowerHelp and older versions of certain Service Automation modules.

Revenues
--------

Revenues decreased $1,092,000 or 7% to $13,795,000 for the three months ended March 31, 1997 from $14,887,000 for the three months ended March 31, 1996. Software license fee revenues decreased $2,390,000 or 32% over the same period last year. Professional services and maintenance fees amounted to $8,697,000 or an 18% increase over the same quarter in 1996. The increase in service and maintenance revenues was not able to absorb the decrease in software license fees.

The Company's international operations contributed $4,725,000 of revenues in the first quarter of 1997 compared to $3,212,000 in the first quarter of 1996. This represents a 47% increase over the same period last year and 34% of total revenues in the period. The increase is primarily attributable to the Company's acquisition of Abalon AB in the second quarter of 1997. Abalon's total revenues for the three months ended March 31, 1997 were $1,489,000.

Software license fee revenues decreased 32% to $5,098,000 in the first quarter of 1997 from $7,488,000 in the first quarter of 1996. The Service Automation product line (DISPATCH-1) revenues experienced a decline of 68% due to declining demand, and the Support product line (HEAT and PowerHelp) revenues had an overall decrease of 1%. PowerHelp license fee revenues decreased 77% while HEAT software license fee revenues increased 21%. The increase in the HEAT product line was due primarily to new customers which reflects the expansion of the customer help desk market and increased sales and marketing efforts over the first quarter of 1996. As part of the Company's restructuring, the Company will begin de-emphasizing its PowerHelp product line in favor of its HEAT product line. The Sales Automation product line (Abalon), which was acquired in June 1996, had $735,000 of software license fee revenues in the first quarter of 1997.

Services and maintenance revenues increased 18% to $8,697,000 in the first quarter of 1997 from $7,399,000 in the first quarter of 1996. HEAT contributed services and maintenance revenues of $1,919,000 or 54% over the same quarter in the prior year. These increases are primarily attributable to the growth of
HEAT's customer base as compared to prior periods.   International operations
contributed services and maintenance revenues of $2,959,000, a 73% increase over the first quarter of 1996. This increase in international revenue was primarily due to greater HEAT service and maintenance revenues and the Abalon acquisition which had $754,000 in service and maintenance revenues in the first quarter on 1997.

In the first quarter of 1997 and 1996, the Company had no customers which accounted for more than 10% of total revenues.

Costs of Revenues
-----------------

Cost of software license fees increased 72% to $1,332,000 in the first quarter of 1997 from $774,000 in the first quarter of 1996, for reasons explained below. Included in the first quarter of 1997 cost of software license fees is $453,000 of capitalized software which was written off in conjunction with the Company's restructuring of its product lines for old versions which will no longer be sold. Excluding this write-off for modules which will no longer be sold, cost of software license fees as a percentage of software license fee revenues increased to 17% in the first quarter of 1997 from 10% in the first quarter of 1996 due to higher capitalized software amortization accompanied by a decrease in amortization of costs related to license revenues.

Costs of services and maintenance increased 46% to $6,663,000 in the first quarter of 1997 from $4,575,000 in the first quarter of 1996. The increase was primarily due to increased personnel costs for services and support maintenance and the acquisition of Abalon AB in the second quarter of 1996 which had $718,000 in cost of service and maintenance in the first quarter of 1997 or 34% of the increase. Cost of services and maintenance as a percentage of services and maintenance revenues increased to 77% for the first quarter of 1997 from 62% for the first quarter of 1996. This increase in costs of services and maintenance was primarily in the service automation product line due to the Company's ongoing effort to address customer satisfaction issues.

Product Development
-------------------

Product development expense increased 81% to $2,935,000 in the first quarter of 1997 from $1,619,000 in the first quarter of 1996. Product development as a percentage of revenues increased to 21% in the first quarter of 1997 from 11% in the first quarter of 1996. This increase as a percentage of revenue represents the Company's greater emphasis on product development. The Company's major development efforts in the first quarter 1997 were working towards the integration of the Company's three product lines, of which two products, Abalon and HEAT, were acquired during 1996, and the development of the Company's new product offerings for the Service Automation product line. The Company will continue to invest in product development which is necessary to maintain a competitive in the customer interaction software market.

Sales and Marketing
-------------------

Sales and marketing expense increased 26% to $5,758,000 in the first quarter of 1997 from $4,586,000 in the first quarter of 1996. As a percentage of revenues, sales and marketing expenses increased to 42% from 31% in the first quarter of 1996. The increase was attributable to the Company's continued efforts to expand the Company's sales and marketing efforts, including the hiring of additional sales personnel, increased advertising and marketing expenditures and the acquisition of Abalon in the second quarter of 1996.

General and Administrative
--------------------------

General and administrative expenses increased 339% to $8,395,000 in the first quarter of 1997 from $1,913,000 in the first quarter of 1996. Included in the first quarter of 1997 general and administrative expenses are charges of $5,686,000. These charges include a $2,058,000 write-off of Astea BV goodwill, a reserve for failure to deliver a commercial release of a software product under beta development of $1,293,000, a settlement of cash and stock options with a former owner of Bendata of $1,280,000, other legal contingencies of $500,000 and a $555,000 increase in the reserve for bad debts. Without these charges, general and administrative expenses would have increased 42% from the first quarter of 1996 due to increased headcount and related costs, as well as, the acquisition of Abalon in the second quarter of 1996.

International Operating Loss
----------------------------

International operating loss for the first quarter of 1997 amounted to $8,226,000 compared to a loss of $777,000 in the first quarter of 1996. This increase in the loss from period to period was due to a restructuring charge of $2,985,000, write-off of goodwill of $2,058,000, greater emphasis on product development in Israel, a decline in service automation related revenues, $910,000 loss from Abalon which was not included in the first quarter of 1996, as well as increased headcount and their related costs. Much of the Abalon loss resulted from increased development costs which were not specific to the Abalon operation but related to corporate wide research and development initiatives.

Net Interest Income/(Expense)
-----------------------------

Net interest income decreased 117% to $48,000 of interest expense in the first quarter of 1997 from $280,000 of interest income in the first quarter of 1996. This decrease was primarily attributable to the decrease in the Company's short-term investment due to acquisitions and working capital as it drew down on its cash supply in 1996, which resulted in less interest income. This decrease in investable proceeds was primarily used for acquisitions.

Liquidity and Capital Resources
--------------------------------

Net cash used in operating activities was $270,000 for the three months ended March 31, 1997 compared to $1,410,000 for the three months ended March 31, 1996. This decrease was primarily attributable to the Company's higher net loss, decrease in accounts receivable and increase in accounts payable; partially offset by non-cash charges for the restructuring and the write-off of goodwill.

The Company provided $324,000 of cash from investing activities in the first three months of 1997 compared to $3,739,000 in the first three months of 1996. The decrease was primarily attributable to the sale of short-term investments in the first quarter of 1996 which proceeds were used for Bendata merger expenses.

The Company utilized $321,000 from financing activities during the three months ended March 31, 1997 compared to $242,000 in the first three months of 1996.

The Company maintains a line of credit with a maximum borrowing availability thereunder of $5,000,000. The line of credit bears interest at the lending bank's prime rate (8.5% at March 31 1997 and 8.25% at December 31, 1996). Borrowings under the line of credit are secured by a security interest in the Company's receivables, contract rights, general intangibles and equipment. The outstanding balances as of March 31, 1997 and December 31, 1996 were $300,000 and $500,000, respectively, which were subsequently paid down. The line expires on June 30, 1997. The Company is currently in default of certain covenants which are being reviewed by the bank. The Company is in the process of negotiating the renewal of this line.

As of March 31, 1997, Bendata had a revolving line of credit with a bank for borrowings up to $1,750,000, with interest at the bank's prime rate plus .75% (9.25% at March 31, 1997 and 9.0% at December 31, 1996). Availability of borrowings under the line was limited to 80% of eligible accounts receivable, as defined. Borrowings under the revolving line of credit were secured by a first security interest in all of Bendata's receivables, inventory, general intangibles and equipment. The line expired on April 15, 1997. The Company is currently negotiating to renew the line of credit. The line required (as a renegotiated line will require) Bendata to maintain certain financial and nonfinancial covenants, as defined. The outstanding balances were zero as of March 31, 1997 and December 31, 1996.

On June 28, 1996, the Company acquired the capital stock of Abalon AB. Abalon AB has a revolving line of credit for up to 8,000,000 SEK or $1,161,000 with a 1,000,000 SEK or $145,000 overdraft provision. As of March 31, 1997 and December 31, 1996, Abalon's borrowing on it's revolving line of credit was $1,015,000 and $1,178,000, respectively. The revolving line of credit bears interest at the bank's prime rate plus 2.4% (6.6% at March 31 1997 and December 31, 1996). Borrowings under the revolving line of credit are secured by a first security interest in all of Abalon AB's receivables, inventory, general intangibles and equipment. The line expires on December 31, 1997.

Variability of Quarterly Results and Potential Risks Inherent in the Business
-----------------------------------------------------------------------------

The Company's operations are subject to a number of risks, which are described in more detail in the Company's prior SEC filings. Risks which are peculiar to the Company on a quarterly basis, and which may vary from quarter to quarter, include but are not limited to the following:

- The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on factors such as the size, timing and recognition of revenue from significant orders, the timing of new product releases and product enhancements, and market acceptance of these new releases and enhancements, increases in operating expenses, and seasonality of its business.

- The Company's future success will depend in part on its ability to reduce its reliance on revenues generated by DISPATCH-1 and increasing licenses of HEAT and Abalon products and other offerings, and developing new products and product enhancements to complement its existing field service and customer support offerings.

- The customer interaction software market is intensely competitive. In the field service marketplace, the Company's principal competition comes from numerous small, privately-held companies. In the external customer support market, certain competitors of the Company are more established and benefit from greater market or "brand name" recognition. Because the barriers to entry in the customer interaction software market are relatively low, new competitors may emerge with products that are superior to the Company's products in performance, functionality or ease-of-use, or that achieve greater market acceptance. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business and results of operations. There can be no assurance that future competition will not have a material adverse effect on the Company's business and results of operations.

- International sales for the Company's products and services, and the Company's expenses related to these sales, have increased substantially over the prior period. International sales are subject to a variety of risks, including difficulties in establishing and managing international operations and in translating products into foreign languages. International operations also encounter difficulties in collecting accounts receivable, staffing and managing personnel. Other factors that can also adversely affect international operations include fluctuations in the value of foreign currencies and currency exchange rates, changes in import/export duties and quotas, introduction of tariff or non-tariff barriers, potentially adverse tax consequences, potential instability, and possible recessionary environments in economies outside the United States. As the Company increases its international sales, its total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

- The Company merged with Bendata in February of 1996 and acquired its Abalon subsidiary in June of 1996. The successful integration of the Company's business with the businesses of Bendata and Abalon is important for the future financial performance of the combined company. Because Bendata's and Abalon's products are primarily targeted to different segments of the customer interaction software market than that served by the Company in the past, the process of integration may require adaptation in the Company's operating methods and strategies. In addition, failure of the Company to integrate adequately certain key employees of Bendata and Abalon into the Company's business could have an adverse effect on the Company's business and results of operations. Acquisitions, including the Company's recent acquisitions of Bendata and Abalon, involve a number of potential risks, including difficulties in the assimilation of the acquired company's products, operations and key personnel.

- The market price of the common stock could be subject to significant fluctuations in response to, and may be adversely affected by, variations in quarterly operating results, changes in earnings estimates by analysts, developments in the software industry, adverse earnings or other financial announcements of the Company's customers and general stock market conditions as well as other factors. Once integrated, acquired operations may not achieve levels of revenues, profitability or productivity comparable to those historically achieved by the Company's existing operations, or otherwise perform as expected.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any legal proceedings which would, in management's opinion, have a material adverse effect on the Company's business or results of operations.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

There have been no changes in securities during the quarter ended March 31, 1997.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

There have been no defaults by the Company on any Senior Securities during the quarter ended March 31,
1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of the Company's stockholders during the quarter ended March 31, 1997, through the solicitation of proxies or otherwise.


ITEM 5.  OTHER INFORMATION
---------------------------

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(A)     Exhibits

        (11)     Statements regarding computation of per share earnings

        (27)     Financial Data Schedule

(B)     Reports on Form 8-K

          None

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May, 1997.

                              ASTEA INTERNATIONAL INC.


                              By: /s/ Zack B. Bergreen
                                 ------------------------
                                  Zack B. Bergreen
                                  Chairman, President and
                                  Chief Executive Officer

                              By:/s/Leonard W. von Vital
                                 ------------------------
                                  Leonard W. von Vital
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Chief
                                  Accounting Officer)

                                                                    EXHIBIT 11.1

   Computation of Historical and Pro Forma Net Income (Loss) Per Common Share
                     (in thousands, except per share data)
                                  (Unaudited)

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                             ---------------------
                                                1997       1996
                                             ----------  ---------

Net loss                                      $(16,664)   $(2,024)
                                             ----------------------

Net loss per share                               (1.26)      (.16)
                                             ----------------------
Weighted average shares outstanding             13,176     13,542
                                             ======================


Pro forma net income (loss)                    (16,664)     1,054
                                             ----------------------

Weighted average number of
     common equivalent shares

     Common stock                               13,176     12,484
                                             ----------------------

     Stock options (treasury stock
      method)                                        -      1,058
                                             ----------------------

     Weighted average shares outstanding        13,176     13,542
                                             ----------------------

     Pro forma net income (loss) per
      share                                   $  (1.26)   $  0.08
                                             ======================

                                       14