Form 10-Q
period 1997-06-30
ASTEA INTERNATIONAL INC
filed 1997-08-14
CIK 945989

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  -------------------------------------------

                                   FORM 10-Q
(Mark One)
  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended           June 30, 1997
                                 -------------------------------

                                      or

  [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
  For the transition period from __________ to _________

                        Commission File Number: 0-26330
                                                -------

                           ASTEA INTERNATIONAL INC.
            (Exact name of registrant as specified in its charter)

                   Delaware                            23-2119058
      -------------------------------             -------------------
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)              Identification No.)

    455 Business Center Drive, Horsham,  PA                      19044
    ---------------------------------------                    ----------
    (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code: (215) 682-2500
                                                          ---------------

                                      N/A
--------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---       ----


As of August 12, 1997, 13,268,010 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                           ASTEA INTERNATIONAL INC.

                                   FORM 10Q
                               QUARTERLY REPORT
                                     INDEX

                                                                          Page No.
                                                                          --------
Facing Sheet                                                                  1
Index                                                                         2

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets (Unaudited)                             3

          Consolidated Statements of Operations (Unaudited)                   4

          Consolidated Statements of Cash Flows (Unaudited)                   5

          Notes to Unaudited  Financial Statements                            6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 8

Item 3.   Quantitative and Qualitative Disclosure About Market Risk          13

PART II - OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings                                                  14

Item 2.    Changes in Securities                                              14

Item 3.    Defaults upon Senior Securities                                    14

Item 4.    Submission of Matters to a Vote of Security
           Holders                                                            14

Item 5.    Other Information                                                  14

Item 6.    Exhibits and Reports on Form 8-K                                   15

           Signatures                                                         16

Exhibit 27 Financial Data Schedule                                            17

PART I. - FINANCIAL INFORMATION
-------------------------------
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                           ASTEA INTERNATIONAL INC.
                           ------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)

                                            June 30,     December 31,
                                              1997           1996
                                        -----------------------------
                ASSETS
                ------
Current assets:
  Cash and cash equivalents               $  3,999,000   $  3,334,000
  Investments available for sale             6,375,000      8,994,000
  Receivables, net of reserves of
   $1,862,000 and $1,681,000                16,533,000     24,187,000
  Prepaid expenses and other                 2,119,000      2,279,000
  Income tax refund receivable               1,516,000      1,516,000
  Deferred income taxes                      1,869,000      1,869,000
                                        -----------------------------
       Total current assets                 32,411,000     42,179,000

Property and equipment, net                  7,185,000      8,117,000
Capitalized software development
  costs, net                                 3,545,000      4,022,000
Goodwill, net                                1,159,000      3,373,000
                                        -----------------------------
       Total assets                       $ 44,300,000   $ 57,691,000
                                        =============================
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
  Line of credit                          $    777,000   $  1,678,000
  Current portion of long-term debt          1,027,000        525,000
  Accounts payable and accrued expenses      9,739,000     10,861,000
  Accrued restructuring charge               3,371,000              -
  Reserve for contingencies                  2,265,000        215,000
  Deferred revenues                          8,824,000      8,140,000
                                        -----------------------------
       Total current liabilities            26,003,000     21,419,000

Deferred income taxes                          947,000        947,000
Long-term debt                               4,202,000      3,708,000
Stockholders' equity:
   Preferred stock, $.01 par value,
    5,000,000 shares authorized,
    none issued                                      -              -
   Common stock, $.01 par value,
    25,000,000 shares authorized,
    13,249,464 shares at June 30,1997
    and 13,105,905 shares
    at December 31,1996 issued and
      outstanding                              132,000        131,000
   Additional paid-in capital               49,145,000     49,097,000
   Deferred compensation                       (65,000)      (160,000)
   Cumulative translation adjustment          (503,000)      (443,000)
   Accumulated deficit                     (35,561,000)   (17,008,000)
                                        -----------------------------
       Total stockholders' equity           13,148,000     31,617,000
                                        -----------------------------
       Total liabilities and
           stockholders' equity           $ 44,300,000   $ 57,691,000
                                        =============================

       The accompanying notes are an integral part of these statements.

                           ASTEA INTERNATIONAL INC.
                           ------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                  (Unaudited)


                                                  Three Months                     Six Months
                                                 Ended June 30,                 Ended June  30,
                                          ----------------------------   -----------------------------
                                              1997            1996            1997            1996
                                              ----            ----            ----            ----
Revenues:
  Software license fees                   $  4,988,000   $   3,881,000   $  10,086,000   $  11,369,000
  Services and maintenance                   9,568,000       7,610,000      18,265,000      15,009,000
                                        --------------------------------------------------------------
       Total revenues                       14,556,000      11,491,000      28,351,000      26,378,000
                                        --------------------------------------------------------------
Costs and expenses:
  Cost of software license fees (Note 4)       874,000         856,000       2,206,000       1,630,000
  Cost of services and maintenance           6,086,000       5,234,000      12,749,000       9,809,000
  Product development                        2,339,000       2,202,000       5,274,000       3,821,000
  Sales and marketing                        5,057,000       5,447,000      10,815,000      10,033,000
  General and administrative
   (Notes 3 and 5)                           2,074,000       3,431,000      10,469,000       5,344,000
  Expenses related to
   pooling transaction                               -               -               -       3,416,000
  Charge for purchased research and
   development                                       -      13,810,000               -      13,810,000
  Restructuring charge (Note 2)                      -               -       5,328,000               -
                                        --------------------------------------------------------------
       Total costs and expenses             16,430,000      30,980,000      46,841,000      47,863,000
                                        --------------------------------------------------------------
Operating loss                              (1,874,000)    (19,489,000)    (18,490,000)    (21,485,000)

Net interest income (expense)                  (15,000)        229,000         (63,000)        509,000
                                        --------------------------------------------------------------
Loss before income tax benefit              (1,889,000)    (19,260,000)    (18,553,000)    (20,976,000)

Income tax benefit                                   -      (2,077,000)              -      (1,769,000)
                                        --------------------------------------------------------------
Net loss                                   ($1,889,000)   ($17,183,000)   ($18,553,000)   ($19,207,000)
                                        ==============================================================
Net loss per share                          $     (.14)    $     (1.35)    $     (1.41)    $     (1.52)
                                        ==============================================================
Weighted average shares
  outstanding                               13,234,000      12,738,000      13,179,000      12,644,000
                                        ==============================================================
Pro forma information (Note 6)
  Pro forma loss before income tax
   benefit                                 ($1,889,000)    ($5,450,000)   ($18,553,000)    ($3,750,000)
  Pro forma income tax benefit                       -      (2,077,000)              -      (1,431,000)
                                        --------------------------------------------------------------
  Pro forma net loss                       ($1,889,000)    ($3,373,000)   ($18,553,000)    ($2,319,000)
                                        ==============================================================
Pro forma net loss per share                $     (.14)     $     (.26)    $     (1.41)     $     (.18)
                                        ==============================================================
Weighted average shares outstanding         13,234,000      12,738,000      13,179,000      12,644,000
                                        ==============================================================

       The accompanying notes are an integral part of these statements.

                            ASTEA INTERNATIONAL INC.
                            ------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                             For the Six Months
                                                                               Ended June 30,
                                                                      --------------------------------
                                                                             1997            1996
                                                                      --------------------------------
Cash flows from operating activities:
   Net loss                                                             $ (18,553,000)  $ (19,207,000)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                        1,853,000       1,254,000
       Goodwill write-down                                                  2,058,000               -
       Write-off of fixed assets                                              485,000               -
       Write-off of capitalized software                                      453,000               -
       Tax benefit from exercise of stock options                                   -       1,742,000
       Charge for purchases research and development                                -      13,810,000
       Other                                                                   11,000          30,000
    Changes in operating assets and liabilities
       Receivables                                                          7,588,000       2,674,000
       Prepaid expenses and other                                             155,000          63,000
       Restructuring charge, net                                            3,371,000               -
       Prepaid income taxes                                                         -      (1,917,000)
       Accounts payable and accrued expenses                                1,788,000        (921,000)
       Deferred income taxes                                                        -      (1,540,000)
       Deferred revenues                                                      664,000        (952,000)
                                                                      --------------------------------
Net cash used in operating activities                                        (127,000)     (4,964,000)
                                                                      --------------------------------
Cash flows from investing activities:
      Sale of short-term investments, net                                   2,619,000      14,216,000
      Purchases of property and equipment                                    (607,000)     (1,452,000)
      Capitalized software development costs                                 (400,000)       (475,000)
      Payment for acquired businesses, net of cash acquired                         -      (8,550,000)
                                                                      --------------------------------
   Net cash provided by investing activities                                1,612,000       3,739,000
                                                                      --------------------------------
Cash flows from financing activities:
     Net repayments on line of credit                                        (901,000)       (550,000)
     Proceeds from exercise of stock options                                  110,000         525,000
     Repayments of  long-term debt                                            (64,000)        (49,000)
     S Corporation distribution                                                     -        (200,000)
                                                                      --------------------------------
Net cash used in financing activities                                        (855,000)       (274,000)
                                                                      --------------------------------
Effect of exchange rate changes on  ash and cash equivalents                   35,000         (10,000)
                                                                      --------------------------------
Net increase (decrease) in cash and cash equivalents                          665,000      (1,509,000)

Cash and cash equivalents balance, beginning of period                      3,334,000       4,021,000
                                                                      --------------------------------
Cash and cash equivalents balance, end of period                        $   3,999,000   $   2,512,000
                                                                      ================================

       The accompanying notes are an integral part of these statements.

                           ASTEA INTERNATIONAL INC.
                           ------------------------

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


1. BASIS OF PRESENTATION
   ----------------------

The consolidated financial statement at June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 of Astea International Inc. and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained herein and in the Company's 1996 Annual Report on Form 10-K which is hereby incorporated by reference in this report on Form 10-Q.

2. RESTRUCTURING CHARGE & ACCRUED RESTRUCTURING CHARGE
   ---------------------------------------------------

During the first quarter of 1997, the Company recorded a restructuring charge of $5,328,000 for actions aimed at reducing costs primarily in its Service Automation product line and enhancing the Company's strategy by increasing the focus on the Support Automation and Sales Automation product lines. These costs included accruals for severance cost of $1,925,000, office closing costs and unutilized lease expense of $2,928,000 and other consolidation costs of $475,000.

It is currently anticipated that accrual will be utilized by the end of calendar 1997, except for amounts related to longer term real and personal property leases and severance commitments. As of June 30, 1997, accrued restructuring charge is $3,371,000, consisting of $1,146,000 accrual for severance costs, $1,998,000 office closing costs and unutilized lease expense and other consolidation costs of $227,000.

3. GOODWILL IMPAIRMENT
   -------------------

As a result of the restructuring, during the first quarter of 1997, the Company recognized a goodwill impairment charge of $2,058,000 included in general and administrative expense related to the 1995 acquisition of Astea Service and Distribution Systems, BV ("Astea BV"). This charge is due to the closings of the France and Germany locations, and the scale down of operations in Holland.

4. CAPITALIZED SOFTWARE WRITE-OFF
   ------------------------------

Included in cost of software license fees in the first quarter of 1997 is a write-off of $453,000 of capitalized software related to Support Automation product, PowerHelp and older versions of certain Service Automation modules which will no longer be marketed.

5. RESERVE FOR CONTINGENCIES
   -------------------------

Reserve for Contingencies at June 30, 1997 consists of a reserve for the possible failure to deliver a commercial release of a software product under beta development of $1,293,000, expenses related to the settlement of claims by a former stockholder of Bendata, Inc. of $457,000 and $515,000 of other contingencies. The claim by a former stockholder of Bendata, which was resolved on June 30, 1997 also includes the payment of $844,000 payable quarterly plus interest over five years. This note is included in long term debt.

6. PRO FORMA INFORMATION
   ---------------------

Pro Forma Income Statement
--------------------------

Pro forma information for 1996 excludes from income the one-time charge for purchase of in-process research and development costs of $13,810,000, merger expenses of $3,416,000 ($2,609,000 after-tax) and the one-time income tax charge of $575,000 due to the conversion of Bendata from an S corporation to a C corporation as a result of the merger.

The pro forma income taxes for the six months ended June 30, 1996 were calculated as if Bendata were a C corporation for the period using the criteria established under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Pro Forma Net Loss Per Share
----------------------------

Pro forma net income per share was calculated by dividing pro forma net income by the weighted average number of shares of common stock outstanding, including the 1,500,000 shares of common stock issued in the Bendata merger for the respective periods.

7. NEW ACCOUNTING PRONOUNCEMENTS
   -----------------------------

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

8. LINE OF CREDIT
   --------------

On June 30, 1997 the Company renewed its line of credit until June 1, 1998. The line, which has a maximum borrowing availability of $2,000,000, bears interest at the bank's prime lending rate (8.5% at June 30, 1997), and is fully secured by the Company's assets. There was no outstanding balance on the line as of June 30, 1997.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
   RESULTS OPERATIONS
   ------------------

Overview
--------

This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those contained in such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these as well as other risks and uncertainties are described in more detail herein and in the Company's Annual Report on Form 10-K for 1996 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

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

The Company's 1997 and 1996 financial results include the results of Bendata, which merged with Astea in February 1996 and was accounted for as a pooling of interests. Astea acquired Abalon AB on June 28, 1996 and therefore, there are no results of operations reflected in the Statement of Operations for 1996, due to the timing of the acquisition. Abalon's results of operations are included in the 1997 financial statements.

Results of Operations
---------------------

Comparison of Three Months Ended June 30, 1997 and 1996
-------------------------------------------------------

Revenues
--------

Revenues increased $3,065,000, or 27%, to $14,556,000 for the three months ended June 30, 1997 (second quarter 1997) from $11,491,000 for the three months ended June 30, 1996 (second quarter 1996). Software license fee revenues increased $1,107,000, or 29%, over the same period last year. Professional services and maintenance fees for the three months ended June 30, 1997 amounted to $9,568,000, or an 26% increase over the same quarter in 1996.

The Company's international operations contributed $4,628,000 of revenues in the second quarter of 1997 compared to $2,926,000 in the second quarter of 1996. This represents a 58% increase over the same period last year and 32% of total revenues in the second quarter 1997. The increase is primarily attributable to the Company's acquisition of Abalon AB, which had total revenues of $1,898,000 for the three months ended June 30, 1997.

Software license fee revenues increased 29% to $4,988,000 in the second quarter of 1997 from $3,881,000 in the second quarter of 1996. The Service Automation product line (DISPATCH-1) revenues increased 99% over the second quarter of 1996. DISPATCH-1 orders for the second quarter 1996 were uncharacteristically low due to several orders not closing as anticipated. In August 1997 the Company introduced ServiceAlliance(TM). This Service Automation product enables small to medium-sized service organizations to utilize business functionality and best practices afforded to larger organizations who use DISPATCH-1. The Support Automation product line (HEAT and PowerHelp) revenues had an overall
decrease of 9%;   PowerHelp license fee revenues decreased 70% while HEAT
software license fee revenues increased 22%. The increase in the HEAT product line was due primarily to new customers which reflects the expansion of the customer help desk market and increased sales and marketing efforts over the second quarter of 1996. As part of the Company's restructuring, recorded in the first quarter of 1997, the Company will begin de-emphasizing sales of its PowerHelp product line in favor of its HEAT product line. The Sales Automation product line (ABALON), which was acquired on June 28, 1996, had $847,000 of software license fee revenues in the second quarter of 1997.

Services and maintenance revenues increased 26% to $9,568,000 in the second quarter of 1997 from $7,610,000 in the second quarter of 1996. HEAT contributed services and maintenance revenues of $2,268,000 or 71% over the same quarter in the prior year. These increases are primarily attributable to the growth of HEAT's customer base as compared to prior periods. Abalon had $1,293,000 in service and maintenance revenues in the second quarter of 1997. The Service Automation product line (DISPATCH-1) services and maintenance revenues decreased 4% to $5,664,000.

In the second quarters of 1997 and 1996, the Company had no customers which accounted for more than 10% of total revenues.

Costs of Revenues
-----------------

Cost of software license fees increased 2% to $874,000 in the second quarter of 1997 from $856,000 in the second quarter of 1996. The software licenses gross margin percentage was 82% in the second quarter of 1997 compared to 78% in the second quarter of 1996. The increase in gross margin was primarily attributable to higher margins on the Sales Automation product line which was acquired on June 28, 1996.

Cost of services and maintenance increased 16% to $6,086,000 in the second quarter of 1997 from $5,234,000 in the second quarter of 1996. The services and maintenance gross margin percentage was 36% in the second quarter of 1997 compared to 31% in the second quarter of 1996. This increase in services and maintenance gross margin was primarily in the Service Automation product line due to the Company's restructuring program which commenced in the first quarter of 1997.

Product Development
-------------------

Product development expense increased 6% to $2,339,000 in the second quarter of 1997 from $2,202,000 in the second quarter of 1996. Product development as a percentage of revenues decreased to 16% in the second quarter of 1997 from 19% in the second quarter of 1996. This decrease as a percentage of revenue was the result of sales growth and containment of costs as part of the restructuring plan. The Company's major development efforts in the second quarter 1997 were working towards the integration of the Company's three product lines, of which two products, Abalon and HEAT, were acquired during 1996, the Company's new Service Automation product, ServiceAlliance, announced in August 1997. The Company will continue to invest in product development which is necessary to maintain a competitive position in the customer interaction software market.

Sales and Marketing
-------------------

Sales and marketing expense decreased 7% to $5,057,000 in the second quarter of 1997 from $5,447,000 in the second quarter of 1996. As a percentage of revenues, sales and marketing expenses decreased to 35% from 47% in the second quarter of 1996. As part of the Company's restructuring and cost containment program, sales and marketing expenses for the Service Automation product line decreased by $1,862,000. The Support Automation product line sales and marketing expenses increased by $776,000 and the Sales Automation product line increased by $696,000.

General and Administrative
--------------------------

General and administrative expenses decreased 40% to $2,074,000 in the second quarter of 1997 from $3,431,000 in the second quarter of 1996. When removing non-recurring reserves recorded in the second quarter 1996 and the additional general and administrative expenses from the acquisition of Abalon, general and administrative expenses were reduced by $546,000. The decrease was attributable to the Company's restructuring and cost containment efforts.

Net Interest Income/(Expense)
-----------------------------

Net interest income decreased 107% to $15,000 of interest expense in the second quarter of 1997 from $229,000 of interest income in the second quarter of 1996. This decrease was primarily attributable to the cash used in the 1996 acquisitions of Bendata and Abalon AB and the operating cash requirements of the Company, which reduced its investments.

Comparison of Six Months Ended June 30, 1997 and 1996
-----------------------------------------------------

Revenues
--------

Total revenues increased $1,973,000, or 7%, to $28,351,000 for the six months ended June 30, 1997 from $26,378,000 for the six months ended June 30, 1996. This overall increase was comprised of a decrease in software license fees of $1,238,000 or 11% on a comparative six month basis versus an increase in professional services and maintenance of $3,256,000 or 22% over the same comparative period. The Company's international operations contributed $8,389,000 in the first six months of 1997 compared to $5,289,000 for the first six months of 1996. This represents a 59% increase over the same period last year and is 30% of total revenues in the period. Abalon, which was acquired on June 28, 1996 accounted for most of the increase in international sales. Total revenues from the HEAT product of the Support Automation product line for the six months ended June 30, 1997 were $9,489,000, compared to $6,946,000 for the six months ended June 30, 1996, increasing 37% over the prior period and accounting for 33% of the total revenues in the first six months of 1997.

Software license fee revenues decreased 11% to $10,086,000 in the first six months of 1997 from $11,369,000 in the first six months of 1996. The decrease in software license fees primarily resulted from a $2,600,000 decrease in Service Automation product line (DISPATCH-1) revenues which have been experiencing a softening in sales. The Company experienced decreased license revenues, of $1,200,000 to $480,000, from its Support Automation product, PowerHelp, which is being de-emphasized. Decreases in DISPATCH-1 and PowerHelp licenses were offset by increasing sales of HEAT, which rose by 22% to $5,300,000, over the same period last year. In addition, the Abalon AB acquisition on June 28, 1996 accounted for $1,600,000 of increases in license revenues. Only results after the Abalon AB acquisition date are included in the financial statements. In August 1997 the Company announced ServiceAlliance. This Service Automation product enables small to medium-sized service organizations to utilize business functionality and best practices previously ownly afforded to larger organizations that use DISPATCH-1.

Total services and maintenance revenues increased 22% to $18,265,000 in the first six months of 1997 from $15,009,000 in the first six months of 1996. The increase in service and maintenance revenues primarily resulted from increased Support Automation product line revenues (PowerHelp and HEAT) and Sales Automation (ABALON) which was acquired on June 28, 1997. This was offset by decreased Service Automation product line (DISPATCH-1) revenues which has been decreasing due to reduced demand. The first six months of 1997 compared to the first six months of 1996 percent Service Automation service and maintenance revenues decreased by $485,000 or 3%, Support Automation service and maintenance revenues increased by $1,668,000 or 58% and Sales Automation service and maintenance revenues were $1,294,000.

In the first six months of 1997 and 1996, the Company had no customers which accounted for greater than 10% of total revenues.

Costs of Revenues
-----------------

Costs of software license fees increased 35% to $2,206,000 in the first six months of 1997 from $1,630,000 in the first six months of 1996. The software licenses gross margin percentage was 78% in the six months ended June 30, 1997
compared to 86% in the six months ended June 30, 1996.   This decrease in gross
margin was primarily due to higher capitalized software amortization and the write-off of capitalized software in the first quarter of 1997 in conjunction with the Company's restructuring of its product lines for old versions which will no longer be marketed.

Costs of services and maintenance increased 30% to $12,749,000 in the first six months of 1997 from $9,809,000 in the first six months of 1996. The services and maintenance gross margin percentage was 30% in the six months ended June 30,
1997 compared to 35% in the six months ended June 30, 1996.   This decrease in
services and maintenance gross margin was primarily due to increased personnel costs, more demanding obligations under consulting and maintenance agreements arising during prior periods, as well as the Company's ongoing effort to address customer satisfaction issues.

Product Development
-------------------

Product development expense increased 38% to $5,274,000 in the first six months of 1997 from $3,821,000 in the first six months of 1996. Product development as a percentage of revenue increased to 19% in the first half of 1997 compared to 15% in the first half of 1996. This increase as a percentage of revenue is due to a planned effort on the part of the Company to place greater emphasis on product development expenditures. The Company expects that product development expenses will continue to grow as an absolute dollar amount in the future as new and existing products are developed and enhanced.

Sales and Marketing
-------------------

Sales and marketing expenses increased 8% to $10,815,000 in the first six months of 1997 from $10,033,000 in the first six months of 1996. As a percentage of revenues, sales and marketing expenses remained the same at 38%. The increase in absolute dollars was primarily attributable to the Company's acquisition of Abalon AB in June of 1996.

General and Administrative
--------------------------

General and administrative expenses increased 96% to $10,469,000 in the first six months of 1997 compared to $5,344,000 in the first six months of 1996. As a percentage of revenues, general and administrative expenses increased to 37% in the first six months of 1997 compared to 20% in the first six months of 1996. Included in the first half of 1997 general and administrative expenses are non-
recurring charges of $5,131,000.   These charges include a $2,058,000 write-off
of Astea BV goodwill, a reserve for the possible failure to deliver a commercial release of a software product under beta development of $1,293,000, the payment of cash and stock options related to the settlement of claims by a former stockholder of Bendata of $1,321,000. In addition, there was a $555,000 increase in the reserve for bad debts. Without these charges, general and administrative expenses would have decreased $561,000 or 10% due to the restructuring and other cost containment measures.

Restructuring  Charge
---------------------

During the first quarter of 1997, the Company recorded a restructuring charge of $5,328,000 for actions aimed at reducing costs in its Service Automation product line and enhancing the Company's performance by increasing the focus on the Support Automation and Sales Automation product lines. These costs included accruals for severance costs of $1,925,000, office closing costs and unutilized lease space of $2,928,000 and other consolidation costs of $475,000. As of June 30, 1997, accrued restructuring charge is $3,371,000, consisting of $1,146,000 accrual for severance costs, $1,998,000 office closing costs and unutilized lease expense and other consolidation costs of $227,000.

Net Interest Income
------------------------

Net interest income decreased 112% to $63,000 net expense in the first six months of 1997 from net interest income of $509,000 in the first six months of 1996. This decrease was primarily attributable to the cash used in the 1996 acquisitions of Bendata and Abalon and the operating cash requirements of the Company, which reduced its investments.

Liquidity and Capital Resources
--------------------------------

Net cash used in operating activities was $127,000 for the six months ended June 30, 1997 compared to $4,964,000 for the six months ended June 30, 1996. This decrease was primarily attributable to the Company's collection of accounts receivable partially offset by an increase in deferred revenues.

The Company provided $1,612,000 of cash from investing activities in the first six months of 1997 compared to $3,739,000 in the first six months of 1996. The decrease was primarily attributable to the sale of short-term investments in the first half of 1996 which proceeds were used for Bendata and Abalon acquisition expenses as well operating expenditures.

The Company used $855,000 for financing activities during the six months ended June 30, 1997 compared to $274,000 in the first six months of 1996. These funds were used to pay down the line of credit and long-term debt, offset by proceeds from the exercise of stock options.

The Company maintains a line of credit with a maximum borrowing availability of $2,000,000. The line of credit bears interest at the lending bank's prime rate (8.5% at June 30 1997 and 8.25% at December 31, 1996). Borrowings under the
line of credit are fully secured by the Company's assets.   The outstanding
balances as of June 30, 1997 and December 31, 1996 were $0 and $500,000, respectively. The Company had been in default, from time to time, of certain loan covenants to which the bank has waived these events. The line was renewed on June 30, 1997 and expires on June 1, 1998.

As of June 30, 1997, Bendata had a revolving line of credit with a bank for borrowings up to $1,750,000, with interest at the bank's prime rate plus .75% (9.25% at June 30, 1997 and 9.0% at December 31, 1996). Availability of borrowings under the line was limited to 80% of eligible accounts receivable, as defined. Borrowings under the revolving line of credit were secured by a first security interest in all of Bendata's receivables, inventory, general intangibles and equipment. The line expired on July 15, 1997. The Company is currently negotiating to renew the line of credit. The line required Bendata to maintain certain financial and non-financial covenants, as defined. The outstanding balances were zero as of June 30, 1997 and December 31, 1996.

On June 28, 1996, the Company acquired the capital stock of Abalon AB. Abalon AB has a revolving line of credit for up to 8,000,000 SEK or $1,161,000 with a 1,000,000 SEK or $145,000 overdraft provision. As of June 30, 1997 and December 31, 1996, Abalon's borrowing on it's revolving line of credit was $777,000 and $1,178,000, respectively. The revolving line of credit bears interest at the bank's prime rate plus 2.4% (6.6% at June 30 1997 and December 31, 1996). Borrowings under the revolving line of credit are secured by a first security interest in all of Abalon AB's receivables, inventory, general intangibles and equipment. The line expires on December 31, 1997.

At June 30, 1997, the Company had cash and investments available for sale of $10,374,000. The Company may need access to additional funding during the next year to fund operations as products are rolled out and other strategies progress towards realization. The Company believes sufficient cash resources exist to support its long term growth strategies either through currently available cash, cash generated from future operations, or the ability of the Company to obtain additional financing through private and or public debt or equity placements.

Variability of Quarterly Results and Potential Risks Inherent in the Business
-----------------------------------------------------------------------------

The Company's operations are subject to a number of risks, which are described in more detail in the Company's prior SEC filings. Risks which are peculiar to the Company on a quarterly basis, and which may vary from quarter to quarter, include but are not limited to the following:

 . The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on factors such as the size, timing and recognition of revenue from significant orders, the timing of new product releases and product enhancements, and market acceptance of these new releases and enhancements, increases in operating expenses, and seasonality of its business.

 . The customer interaction software market is intensely competitive.

 . The Company's future success will depend in part on its ability to reduce its reliance on revenues generated by DISPATCH-1 and increasing licenses of ServiceAlliance, HEAT and Abalon products and other new product offerings, and developing new products and product enhancements to complement its existing field service and customer support offerings.

 . International sales for the Company's products and services, and the Company's expenses related to these sales, have increased substantially. International sales are subject to a variety of risks, including difficulties in establishing and managing international operations and in translating products into foreign languages. Acquisitions, including the Company's recent acquisitions of Bendata and Abalon AB, involve a number of potential risks, including difficulties in the assimilation of the acquired company's products, operations and key personnel.

 . The market price of the common stock could be subject to significant fluctuations in response to, and may be adversely affected by, variations in quarterly operating results, changes in earnings estimates by analysts, developments in the software industry, adverse earnings or other financial announcements of the Company's customers and general stock market conditions as well as other factors.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

      Not Applicable.

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

There have been no changes in securities during the quarter ended June 30, 1997.

Item 3.   Defaults Upon Senior Securities
-----------------------------------------

There have been no defaults by the Company on any Senior Securities during the quarter ended June 30, 1997.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

At the Annual Meeting of Stockholders held on May 15, 1997, pursuant to the Notice of Annual Meeting of Stockholders dated April 15, 1997, the following actions were taken:

1. The proposal to elect the following nominees as directors, to hold office until the 1998 Annual Meeting of Stockholders and until their successors are elected and qualified, was approved:

   Nominee          Votes For          Votes Withheld      Abstained
   -------          ----------         --------------      ---------
Zack B. Bergreen    10,983,299         279,079             0
Joseph J. Kroger    11,058,752         203,626             0
Bruce R. Rusch      11,058,875         203,503             0

2. The proposal to approve the Company's 1997 Stock Option Plan was approved (10,049,343 shares in favor; 778,531 shares against; and 20,528 shares abstaining).

3. The proposal to appoint Arthur Andersen LLP as independent auditors for the Company for the fiscal year ending December 31, 1997 was approved (11,220,678 shares in favor; 24,230 shares against; and 17,470 shares abstaining).

No other matters were submitted to a vote of the Company's stockholders during the second quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.


Item 5.   Other Information
---------------------------

At a special meeting on June 3, 1997, the Company's Board of Directors voted unanimously to increase the size of the Board of Directors from three (3) members to four (4) members, and the Board subsequently elected Henry H. Greer to fill the resulting vacancy.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

(A)  Exhibits

     (10) Agreement dated as of June 30, 1997 between the Company and Ronald J. Muns (incorporated by reference to Exhibit No. 1 to Schedule 13-D/A dated July 7, 1997, by Ronald J. Muns, as reporting person, with respect to the Company, as issuer)

     (27)  Financial Data Schedule

(B)  Reports on Form 8-K

     None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of August, 1997.

                              ASTEA INTERNATIONAL INC.


                              By:   /s/ Zack B. Bergreen
                                    --------------------
                                    Zack B. Bergreen
                                    Chairman, President and
                                    Chief Executive Officer

                              By:    /s/ John G. Phillips
                                     --------------------
                                     John G. Phillips
                                     Vice President and Chief Financial Officer
                                     (Principal Financial and Chief
                                     Accounting Officer)