Form 10-Q
period 1997-09-30
ASTEA INTERNATIONAL INC
filed 1997-11-14
CIK 945989

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

For the quarterly period ended           September 30, 1997
                               ------------------------------------

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For the transition period from            to
                               ----------    --------

                        Commission File Number: 0-26330
                                                -------

                           ASTEA INTERNATIONAL INC.
            (Exact name of registrant as specified in its charter)

                 Delaware                               23-2119058
        -------------------------------            --------------------
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)             Identification No.)

    455 Business Center Drive, Horsham,  PA                      19044
    -----------------------------------------               -------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No ___
                                        ---


As of November 11, 1997, 13,359,326 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                           ASTEA INTERNATIONAL INC.

                                   FORM 10Q
                               QUARTERLY REPORT
                                     INDEX

                                                                        Page No.
                                                                        --------

Facing Sheet                                                               1

Index                                                                      2

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.        Consolidated Financial Statements

               Consolidated Balance Sheets (Unaudited)                     3

               Consolidated Statements of Income (Unaudited)               4

               Consolidated Statements of Cash Flows (Unaudited)           5

               Notes to Unaudited Financial Statements                     6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         8

Item 3.        Quantitative and Qualitative Disclosure About Market Risk  13

PART II - OTHER INFORMATION
---------------------------

Item 1.        Legal Proceedings                                          13

Item 2.        Changes in Securities and Use of Proceeds                  13

Item 3.        Defaults upon Senior Securities                            13

Item 4.        Submission of Matters to a Vote of Security Holders        13

Item 5.        Other Information                                          13

Item 6.        Exhibits and Reports on Form 8-K                           13

               Signatures                                                 14

Exhibit 10.1   Termination of Lease dated September 17, 1997 by and
               between Zack B. Bergreen and Zahava Bar-Nir, as Landlords,
               and Astea International Inc., as Tenant                    15

Exhibit 10.2   Amendment No. 1 to Astea International Inc. 1995 Employee
               Stock Purchase Plan                                        17

Exhibit 27     Financial Data Schedule                                    18

PART I. - FINANCIAL INFORMATION
-------------------------------
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                           ASTEA INTERNATIONAL INC.
                           -------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)

                                                                    September 30,   December 31,
                                                                         1997           1996
                                                                  -------------------------------
                                ASSETS
                                ------
Current assets:
  Cash and cash equivalents                                          $  6,986,000   $  3,334,000
  Investments available for sale                                        4,188,000      8,994,000
  Receivables, net of reserves of  $1,788,000 and $1,681,000           16,838,000     24,187,000
  Prepaid expenses and other                                            2,526,000      2,279,000
  Income tax refund receivable                                                  -      1,516,000
  Deferred income taxes                                                 1,869,000      1,869,000
                                                                  -------------------------------
          Total current assets                                         32,407,000     42,179,000

Property and equipment, net                                             4,206,000      8,117,000
Capitalized software development costs, net                             3,517,000      4,022,000
Goodwill, net                                                           1,141,000      3,373,000
                                                                  -------------------------------
          Total assets                                               $ 41,271,000   $ 57,691,000
                                                                  ===============================
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
  Line of credit                                                     $  1,043,000   $  1,678,000
  Current portion of long-term debt                                     1,080,000        525,000
  Accounts payable and accrued expenses                                11,041,000     10,861,000
  Accrued restructuring charge                                          1,891,000              -
  Reserve for contingencies                                             1,501,000        215,000
  Deferred revenues                                                     8,399,000      8,140,000
                                                                  -------------------------------
          Total current liabilities                                    24,955,000     21,419,000

Deferred income taxes                                                   1,127,000        947,000
Long-term debt                                                          1,772,000      3,708,000
Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued                                                    -              -
   Common stock, $.01 par value, 25,000,000 shares authorized,
    13,355,041 shares at September 30,1997 and 13,105,905 shares
    at December 31,1996 issued and outstanding                            134,000        131,000
   Additional paid-in capital                                          49,574,000     49,097,000
   Deferred compensation                                                  (54,000)      (160,000)
   Cumulative translation adjustment                                     (623,000)      (443,000)
   Accumulated deficit                                                (35,614,000)   (17,008,000)
                                                                  -------------------------------
          Total stockholders' equity                                   13,417,000     31,617,000
                                                                  -------------------------------
          Total liabilities and stockholders' equity                 $ 41,271,000   $ 57,691,000
                                                                  ===============================


       The accompanying notes are an integral part of these statements.

                           ASTEA INTERNATIONAL INC.
                           ------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                  (Unaudited)


                                                   Three Months                  Nine Months
                                                Ended September 30,          Ended September  30,
                                             ------------------------      ------------------------
                                                 1997         1996           1997            1996
                                                 ----         ----           ----            ----
Revenues:
  Software license fees                      $ 6,372,000   $ 8,164,000  $  16,458,000   $  19,533,000
  Services and maintenance                     9,045,000     9,326,000     27,310,000      24,335,000
                                           ----------------------------------------------------------
        Total revenues                        15,417,000    17,490,000     43,768,000      43,868,000
                                           ----------------------------------------------------------

Costs and expenses:
  Cost of software license fees (Note 4)       1,093,000     1,001,000      3,299,000       2,631,000
  Cost of services and maintenance             5,484,000     6,387,000     18,233,000      16,196,000
  Product development                          2,442,000     2,147,000      7,716,000       5,968,000
  Sales and marketing                          4,981,000     5,746,000     15,796,000      15,779,000
  General and administrative (Notes 3 and 5)   1,488,000     2,079,000     11,957,000       7,423,000
  Expenses related to pooling transaction              -             -              -       3,416,000
  Charge for purchased research and
   development                                         -             -              -      13,810,000
  Restructuring charge (Note 2)                        -             -      5,328,000               -
                                           ----------------------------------------------------------

        Total costs and expenses              15,488,000    17,360,000     62,329,000      65,223,000
                                           ----------------------------------------------------------
Income (loss) from operations                    (71,000)      130,000    (18,561,000)    (21,355,000)
Net interest income (expense)                     18,000       113,000        (45,000)        622,000
                                           ----------------------------------------------------------
Income (loss) before income taxes                (53,000)      243,000    (18,606,000)    (20,733,000)
Income tax (benefit)                                   -       156,000              -      (1,613,000)
                                           ----------------------------------------------------------
Net income (loss)                               ($53,000)  $    87,000   ($18,606,000)   ($19,120,000)
                                           ==========================================================
Net income (loss) per common equivalent
 share                                       $     (.00)   $       .01  $       (1.41)  $       (1.50)
                                           ==========================================================
Weighted average shares outstanding           13,269,000    13,608,000     13,215,000      12,754,000
                                           ==========================================================
Pro forma information (Note 7)
   Pro forma net loss before income taxes                                                 ($3,507,000)
   Pro forma income tax                                                                    (1,275,000)
                                                                                     ----------------
   Pro forma net loss                                                                     ($2,232,000)
                                                                                     ================
Pro forma net loss per share                                                            $        (.18)
                                                                                     ================
Weighted average shares outstanding                                                        12,754,000
                                                                                     ================

        The accompanying notes are an integral part of these statements.

                           ASTEA INTERNATIONAL INC.
                           ------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                   For the Nine Months
                                                                   Ended September 30,
                                                            -------------------------------
                                                                   1997            1996
                                                            -------------------------------
Cash flows from operating activities:
 Net loss                                                      $(18,606,000)   $(19,120,000)
 Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
    Depreciation and amortization                                 2,614,000       1,513,000
    Goodwill write-down                                           2,058,000               -
    Expense related to stock, stock options and debt
     issued in dispute settlements                                1,522,000               -
    Write-off of capitalized software                               453,000               -
    Tax benefit from exercise of stock options                            -       1,742,000
    Charge for purchased research and development                         -      13,810,000
    Other                                                            11,000          30,000
   Changes in operating assets and liabilities:
    Receivables                                                   7,283,000       4,391,000
    Prepaid expenses and other                                     (251,000)       (294,000)
    Accrued restructuring charge                                  3,217,000               -
    Income tax refund receivable                                  1,516,000      (1,800,000)
    Accounts payable and accrued expenses                           938,000      (1,985,000)
    Deferred income taxes                                           180,000      (1,540,000)
    Deferred revenues                                               237,000      (1,907,000)
                                                            -------------------------------
Net cash provided by (used in) operating activities               1,172,000      (5,160,000)
                                                            -------------------------------

Cash flows from investing activities:
    Sale of investments available for sale                        4,806,000      18,191,000
    Purchases of property and equipment                            (716,000)     (2,097,000)
    Capitalized software development costs                         (600,000)       (868,000)
    Payment for acquired businesses, net of cash
     acquired                                                             -      (8,550,000)
                                                            -------------------------------
 Net cash provided by investing activities                        3,490,000       6,676,000
                                                            -------------------------------

Cash flows from financing activities:
    Net repayments on line of credit                               (635,000)       (487,000)
    Proceeds from exercise of stock options                         180,000         531,000
    Repayments of  long-term debt                                  (580,000)        (76,000)
    S Corporation distribution                                            -      (1,979,000)
                                                            -------------------------------
Net cash used in financing activities                            (1,035,000)     (2,011,000)
                                                            -------------------------------
Effect of exchange rate changes on cash and cash equivalents         25,000          (3,000)
                                                            -------------------------------
Net increase (decrease) in cash and cash equivalents              3,652,000        (498,000)

Cash and cash equivalents, beginning of period                    3,334,000       4,021,000
                                                            -------------------------------
Cash and cash equivalents, end of period                       $  6,986,000    $  3,523,000
                                                            ===============================

       The accompanying notes are an integral part of these statements.

                           ASTEA INTERNATIONAL INC.
                           ------------------------

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


1. BASIS OF PRESENTATION
   ----------------------

The consolidated financial statements as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 of Astea International Inc. and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained herein and in the Company's 1996 Annual Report on Form 10-K which is hereby incorporated by reference in this report on Form 10-Q.

2. RESTRUCTURING CHARGE AND ACCRUED RESTRUCTURING CHARGE
   -----------------------------------------------------

During the first quarter of 1997, the Company recorded a restructuring charge of $5,328,000 for actions aimed at reducing costs primarily in its Service Automation product line and enhancing the Company's performance by increasing the focus on the Support Automation and Sales Automation product lines. These costs included accruals for severance costs of $1,925,000, office closing costs and unutilized lease expense of $2,928,000 and other consolidation costs of $475,000.

It is currently anticipated that accrual will be utilized by the end of calendar 1997, except for amounts related to longer term real and personal property leases and severance commitments. As of September 30, 1997, accrued restructuring charge is $1,891,000.

3. GOODWILL IMPAIRMENT
   -------------------

As a result of the restructuring, during the first quarter of 1997, the Company recognized a goodwill impairment charge of $2,058,000 included in general and administrative expense related to the 1995 acquisition of Astea Service and Distribution Systems, BV ("Astea BV"). This charge is due to the closings of the France and Germany locations and to the scale down of operations in Holland.

4. CAPITALIZED SOFTWARE WRITE-OFF
   ------------------------------

Included in cost of software license fees in the first quarter of 1997 is a write-off of $453,000 of capitalized software related to the Company's Support Automation product, the PowerHelp product and older versions of certain Service Automation modules which are no longer marketed by the Company.

5. RESERVE FOR CONTINGENCIES
   --------------------------

Reserve for contingencies at September 30, 1997 of $1,501,000 consists of a reserve for the possible failure to deliver a commercial release of a software product under beta development, amounts due to a former stockholder of Bendata in settlement of claims and other contingencies.

6. CAPITAL LEASE TERMINATION
   -------------------------

The Company had leased office facilities from its majority stockholder and his spouse under a noncancelable capital lease which expired in 2009 and required annual lease payments of $399,000. On September 17, 1997, the Company entered into a lease termination agreement with the majority stockholder and his spouse. In consideration of the lease termination, the Company agreed to pay $583,000 in three monthly installments due October 31, 1997, November 30, 1997 and January 3, 1998. The Company recorded a net charge of $36,000 to the restructuring accrual.

7. Pro Forma Income Statement
   --------------------------

Pro forma information for the nine months ended September 30, 1996 excludes from income the one-time charge for purchased in-process research and development of $13,810,000, merger expenses of $3,416,000 ($2,609,000 after-tax) and the one-
time income tax charge of $575,000 due to the conversion of Bendata, Inc. ("Bendata") from an S corporation to a C corporation as a result of the Company's merger with Bendata.

The pro forma income taxes for the nine months ended September 30, 1996 were calculated as if Bendata were a C corporation for the period using the criteria established under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Pro Forma Net Loss Per Share
----------------------------

Pro forma net loss per share was calculated by dividing pro forma net loss by the weighted average number of shares of common stock outstanding, including the 1,500,000 shares of common stock issued in the Bendata merger.

8. NEW ACCOUNTING PRONOUNCEMENTS
   -----------------------------

Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which supersedes APB Opinion No. 15 ("APB 15"), "Earnings per Share," was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1997; earlier application is not permitted. The Company does not expect the basic or diluted EPS measured under SFAS 128 to be materially different than the primary or fully-diluted EPS measured under APB 15.

Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," was issued in February 1997. The Company does not expect it to result in any substantive change in its disclosure.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
   OF OPERATIONS
   -------------

Overview
--------

This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those contained in such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these, as well as other risks and uncertainties are described in more detail herein and in the Company's Annual Report on Form 10-K for 1996 and Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

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

The Company's 1997 and 1996 financial results include the results of Bendata and Abalon AB. Astea and Bendata merged in February 1996 in a transaction accounted for as a pooling of interests. The Company acquired Abalon AB on June 28, 1996 in a acquisition accounted for as a purchase transaction.

Results of Operations
---------------------

Comparison of Three Months Ended September 30, 1997 and 1996
------------------------------------------------------------

Revenues
--------

Revenues decreased $2,073,000, or 12%, to $15,417,000 for the three months ended September 30, 1997 (third quarter of 1997) from $17,490,000 for the three months ended September 30, 1996 (third quarter of 1996). Software license fee revenues decreased $1,792,000, or 22%, over the same period last year. Professional services and maintenance fees for the three months ended September 30, 1997 amounted to $9,045,000, a 3% decrease over the same quarter in 1996.

The Company's international operations contributed $5,319,000 of revenues in the third quarter of 1997 compared to $7,449,000 in the third quarter of 1996. This represents a 29% decrease from the same period last year and 34% of total revenues in the third quarter 1997. The decrease is primarily attributable to a large European contract which was recorded in the third quarter of 1996 which accounted for 31% of the 1996 international revenues. The Company's international operations did not record license revenue from any large contracts in the third quarter of 1997.

Software license fee revenues decreased 22% to $6,372,000 in the third quarter of 1997 from $8,164,000 in the third quarter of 1996. The decrease in software license fee revenues is primarily attributable to a large European contract relating to the Service Automation product line (DISPATCH-1) which was recorded in the third quarter of 1996. Service Automation license fee revenues decreased 40% and accounted for substantially all of the decrease in license fee revenue from the third quarter of 1996. In August 1997 the Company introduced ServiceAlliance to its Service Automation product line. ServiceAlliance enables small to medium-sized service organizations to utilize business functionality and best practices afforded to larger organizations who use DISPATCH-1. ServiceAlliance revenues were $250,000 for the third quarter of 1997. The Support Automation product line (HEAT and PowerHelp) revenues had an overall decrease of 7%; PowerHelp license fee revenues decreased 74% while HEAT software license fee revenues increased 15%. The increase in the HEAT license fee revenues was due primarily to new customers which reflects the expansion of the customer help desk market and increased sales and marketing efforts over the third quarter of 1996. As part of the Company's restructuring which was recorded in the first quarter of 1997, the Company has discontinued direct sales of its PowerHelp product line in the United States, although such sales continue indirectly. The Sales Automation product line (Abalon) decreased 21% to $654,000 in the third quarter of 1997.

Services and maintenance revenues decreased 3% to $9,045,000 in the third quarter of 1997 from $9,326,000 in the third quarter of 1996. HEAT contributed services and maintenance revenues of $921,000 or 67% increase over the same quarter in the prior year. HEAT's increase was primarily attributable to the growth of the customer base as compared to prior periods. The Service Automation product line (DISPATCH-1 and ServiceAlliance) services and maintenance revenues decreased 16% to $5,614,000. The Sales Automation Product Line (Abalon) service and maintenance revenues decreased $114,000 to $1,032,000 or 10%.

In the third quarter of 1997, the Company had no customers which accounted for more than 10% of total revenues. In the third quarter of 1996, the Company had one customer which accounted for 13% of total revenues.

Costs of Revenues
-----------------

Cost of software license fees increased 9% to $1,093,000 in the third quarter of 1997 from $1,001,000 in the third quarter of 1996. The software licenses gross margin percentage was 83% in the third quarter of 1997 compared to 88% in the third quarter of 1996. The decrease in gross margin was primarily attributable to decreased license revenues and a comparable amount of capitalized software amortization expense.

Cost of services and maintenance decreased 14% to $5,484,000 in the third quarter of 1997 from $6,387,000 in the third quarter of 1996. The services and maintenance gross margin percentage was 39% in the third quarter of 1997 compared to 32% in the third quarter of 1996. This increase in services and maintenance gross margin was primarily in the Service Automation product line due to the Company's restructuring program which commenced in the first quarter of 1997.

Product Development
-------------------

Product development expense increased 14% to $2,442,000 in the third quarter of 1997 from $2,147,000 in the third quarter of 1996. Product development as a percentage of revenues increased to 16% in the third quarter of 1997 from 12% in the third quarter of 1996. This increase is a result of the Company's major development efforts in the third quarter of 1997 which included efforts to integrate the Company's three product lines, of which two products, Abalon and HEAT, were acquired during 1996, and the development of the Company's new Service Automation product, ServiceAlliance, which was announced in August 1997. The Company will continue to invest in product development which is necessary to maintain a competitive position in the customer interaction software market.

Sales and Marketing
-------------------

Sales and marketing expense decreased 13% to $4,981,000 in the third quarter of 1997 from $5,746,000 in the third quarter of 1996. This decrease was primarily attributable to lower commission expense as a result of the decrease in license revenue. As a percentage of revenues, sales and marketing expenses decreased to 32% from 33% in the third quarter of 1996.

General and Administrative
--------------------------

General and administrative expenses decreased 28% to $1,488,000 in the third quarter of 1997 from $2,079,000 in the third quarter of 1996. The decrease was attributable to the Company's restructuring and cost containment efforts and a reduction in amortization expense as the goodwill related to the 1995 acquisition of Astea BV was written off in the first quarter of 1997.

Net Interest Income (Expense)
-----------------------------

Net interest income decreased 84% to $18,000 of interest income in the third quarter of 1997 from $113,000 of interest income in the third quarter of 1996. This decrease was primarily attributable to the cash used in the 1996 acquisitions of Bendata and Abalon AB and the operating cash requirements of the Company, which reduced its investments.

Comparison of Nine Months Ended September 30, 1997 and 1996
-----------------------------------------------------------

Revenues
--------

Total revenues remained approximately constant at $43,768,000 for the nine months ended September 30, 1997 and $43,868,000 for the nine months ended September 30, 1996. The Company's international operations contributed $13,707,000 in the first nine months of 1997 compared to $14,150,000 for the first nine months of 1996. This represents a 3% decrease from the same period last year and represents 31% of total revenues for the first nine months of 1997. Total revenues from the HEAT product of the Support Automation product line for the nine months ended September 30, 1997 were $14,534,000, compared to $10,745,000 for the nine months ended September 30, 1996, increasing 35% over the prior period.

Software license fee revenues decreased 16% to $16,458,000 in the first nine months of 1997 from $19,533,000 in the first nine months of 1996. The decrease in software license fees primarily resulted from a $4,249,000 decrease in Service Automation product line (DISPATCH-1) revenues. License revenues decreased from $1,859,000 to $693,000 as its Support Automation product, PowerHelp, is being de-emphasized. Decreases in DISPATCH-1 and PowerHelp licenses were offset by increasing sales of HEAT, which rose by 19% to $8,121,000, over the same period last year. In addition, the Abalon AB acquisition on June 28, 1996 accounted for $1,466,000 of increases in license revenues. Only results after the Abalon AB acquisition date are included in the financial statements. In August 1997, the Company added ServiceAlliance to its Service Automation product line. For the first nine months of 1997, the Company recorded ServiceAlliance license revenues of $250,000.

Total services and maintenance revenues increased 12% to $27,310,000 in the first nine months of 1997 from $24,335,000 in the first nine months of 1996. The increase in services and maintenance revenues primarily resulted from increased Support Automation product line revenues (HEAT) from Bendata and Sales Automation (Abalon) from Abalon AB which was acquired on June 28, 1997. This was offset by decreased Service Automation product line (DISPATCH-1) revenues which have been decreasing due to reduced demand. In the first nine months of 1997 compared to the first nine months of 1996, Service Automation service and maintenance revenues decreased by $1,514,000 or 8%, Support Automation service and maintenance revenues increased by $2,556,000 or 59% and Sales Automation service and maintenance revenues increased by $1,934,000.

In the first nine months of 1997 and 1996, the Company had no customers which accounted for greater than 10% of total revenues.

Costs of Revenues
-----------------

Costs of software license fees increased 25% to $3,299,000 in the first nine months of 1997 from $2,631,000 in the first nine months of 1996. The software licenses gross margin percentage was 80% in the nine months ended September 30, 1997 compared to 87% in the nine months ended September 30, 1996. This decrease in gross margin was primarily due to higher capitalized software amortization and the write-off of capitalized software in the first quarter of 1997 relating to products and versions which will no longer be marketed in conjunction with the Company's restructuring of its product lines.

Costs of services and maintenance increased 13% to $18,233,000 in the first nine months of 1997 from $16,196,000 in the first nine months of 1996. The services and maintenance gross margin percentage was flat at 33% in the nine months ended September 30, 1997 and the nine months ended September 30, 1996.

Product Development
-------------------

Product development expense increased 29% to $7,716,000 in the first nine months of 1997 from $5,968,000 in the first nine months of 1996. Product development as a percentage of revenue increased to 18% in the first nine months of 1997 compared to 14% in the first nine months of 1996. This increase as a percentage of revenue is due to a planned effort on the part of the Company to place greater emphasis on product development.

Sales and Marketing
-------------------

Sales and marketing expenses remained flat in the first nine months of 1997 compared to the first nine months of 1996. As a percentage of revenues, sales and marketing expenses remained the same at 36%. Sales and marketing expenses increased slightly due to the Company's acquisition of Abalon AB in June of 1996 and the increased sales and marketing costs related to the HEAT product line offset by reduced commissions in the Service Automation product line.

General and Administrative
--------------------------

General and administrative expenses increased 61% to $11,957,000 in the first nine months of 1997 compared to $7,423,000 in the first nine months of 1996. As a percentage of revenues, general and administrative expenses increased to 27% in the first nine months of 1997 compared to 17% in the first nine months of 1996. Included in the first nine months of 1997 general and administrative expenses are non-recurring charges of $5,131,000. These charges include $2,058,000 for the write-off of Astea BV goodwill and $3,073,000 of contingency reserves for the possible failure to deliver a commercial release of a software product under a beta development, payment of cash and stock options related to the settlement of claims by a former stockholder of Bendata and other contingencies. Excluding these charges, general and administrative expenses would have decreased $597,000 due to the restructuring and other cost containment measures offset by nine months of Abalon AB versus only three months of expenses in 1996.

Restructuring  Charge
---------------------

During the first quarter of 1997, the Company recorded a restructuring charge of $5,328,000 for actions aimed at reducing primarily costs in its Service Automation product line and enhancing the Company's performance by increasing the focus on the Support Automation and Sales Automation product lines. These costs included accruals for severance costs of $1,925,000, office closing costs and unutilized lease space of $2,928,000 and other consolidation costs of $475,000. As of September 30, 1997, accrued restructuring charge is $1,891,000.

Net Interest Income (Expense)
-----------------------------

Net interest income (expense) decreased 107% to a $45,000 net expense in the first nine months of 1997 from net interest income of $622,000 in the first nine months of 1996. This decrease was primarily attributable to the cash used in the 1996 acquisitions of Bendata and Abalon AB and the operating cash requirements of the Company, which reduced its investments.

Liquidity and Capital Resources
-------------------------------

Net cash provided by (used in) operating activities was $1,172,000 for the nine months ended September 30, 1997 compared to ($5,160,000) for the nine months ended September 30, 1996. This increase was primarily attributable to the Company's non-cash goodwill write down, expense related to stock, stock options and debt issued in dispute settlements, restructuring charge, increased collection of accounts receivable, timing of income tax payments and refunds, as well as increases in accounts payable and accrued expenses, deferred income taxes, depreciation and amortization, and deferred revenues. These increases were offset by the non-cash charge of $13,810,000 recorded in 1996 arising from the Abalon AB acquisition and the 1996 tax benefit from the exercise of stock options.

The Company provided $3,490,000 of cash from investing activities in the first nine months of 1997 compared to $6,676,000 in the first nine months of 1996. The decrease was primarily attributable to the sale of investments available for sale in the first nine months of 1996 which proceeds were used for Bendata and Abalon AB acquisition expenses, as well operating expenditures.

The Company used $1,035,000 for financing activities during the nine months ended September 30, 1997 compared to $2,011,000 in the first nine months of 1996. This decrease is due to the 1996 S Corporation distribution, offset by lower proceeds from the exercise of stock options and higher repayments on the line of credit and long-term debt.

The Company maintains a line of credit with a maximum borrowing availability of $2,000,000. The line of credit bears interest at the lending bank's prime rate (8.5% at September 30 1997 and 8.25% at December 31, 1996). Borrowings under the line of credit are fully secured by the Company's investments. The outstanding balances as of September 30, 1997 and December 31, 1996 were $0 and $500,000, respectively. The Company has been in default, from time to time, of certain loan covenants to which the bank has waived these events. The line expires on June 1, 1998.

On June 28, 1996, the Company acquired the capital stock of Abalon AB. Abalon AB has a revolving line of credit for up to 8,000,000 SEK or $1,161,000 with a 1,000,000 sek or $145,000 overdraft provision. As of September 30, 1997 and December 31, 1996, Abalon AB's borrowing on it's revolving line of credit was $1,043,000 and $1,178,000, respectively. The revolving line of credit bears interest at the bank's prime rate plus 2.4% (6.6% at September 30 1997 and December 31, 1996). Borrowings under the revolving line of credit are secured by a first security interest in all of Abalon AB's receivables, general intangibles and equipment. The line expires on December 31, 1997.

At September 30, 1997, the Company had cash and investments available for sale of $11,174,000. The Company may need access to additional funding during the next year to fund operations as products are rolled out and other strategies progress towards realization. The Company believes sufficient cash resources exist to support its immediate growth strategies either through currently available cash, cash generated from future operations, sale of assets or the ability of the Company to obtain additional financing through private and or public debt or equity placements.

Variability of Quarterly Results and Potential Risks Inherent in the Business
-----------------------------------------------------------------------------

The Company's operations are subject to a number of risks, which are described in more detail in the Company's prior SEC filings. Risks which are peculiar to the Company on a quarterly basis, and which may vary from quarter to quarter, include but are not limited to the following:

* The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on factors such as the size, timing and recognition of revenue from significant orders, the timing of new product releases and product enhancements, and market acceptance of these new releases and enhancements, increases in operating expenses, and seasonality of its business.

* The Company's future success will depend in part on its ability to increase licenses of ServiceAlliance, HEAT and Abalon products and other new product offerings, and developing new products and product enhancements to complement its existing field service, sales automation and customer support offerings.

*  The customer interaction software market is intensely competitive.

* International sales for the Company's products and services, and the Company's expenses related to these sales, continue to be a substantial component of the Company's operations. International sales are subject to a variety of risks, including difficulties in establishing and managing international operations and in translating products into foreign languages. Acquisitions, including the Company's recent acquisitions of Bendata and Abalon AB, involve a number of potential risks, including difficulties in the assimilation of the acquired company's products, operations and key personnel.

* The market price of the common stock could be subject to significant fluctuations in response to, and may be adversely affected by, variations in quarterly operating results, changes in earnings estimates by analysts, developments in the software industry, adverse earnings or other financial announcements of the Company's customers and general stock market conditions as well as other factors.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------
   Not Applicable.


PART II - OTHER INFORMATION
----------------------------

Item 1.      Legal Proceedings
------------------------------

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any legal proceedings which would, in management's opinion, have a material adverse effect on the Company's business or results of operations.

Item 2.      Changes in Securities and Use of Proceeds
------------------------------------------------------

There have been no changes in securities during the quarter ended September 30, 1997.

As of September 30, 1997, the Company has used $39,071,000 of the $42,057,000 net proceeds from its initial public offering of common stock. The use of proceeds includes $9,952,000 for the acquisition of Abalon AB, $3,416,000 for expenses incurred in connection with the merger with Bendata, Inc., $7,779,000 of S Corporation distributions paid to the majority stockholder, $5,498,000 for purchases and installation of property and equipment, $4,188,000 of temporary investments, $1,230,000 for repayment of indebtedness and $7,008,000 of working capital for product development activities and general operations.

Item 3.      Defaults Upon Senior Securities
--------------------------------------------
There have been no defaults by the Company on any Senior Securities during the quarter ended September 30, 1997.

Item 4.      Submission of Matters to a Vote of Security Holders
----------------------------------------------------------------

No matters were submitted to a vote of the Company's stockholders during the third quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

Item 5.      Other Information
------------------------------

None.

Item 6.      Exhibits and Reports on Form 8-K
---------------------------------------------

(A)  Exhibits

     (10.1) Termination of Lease Agreement dated September 17, 1997 by and between Zack B. Bergreen and Zahava Bar-Nir, as Landlords and Astea International Inc., as Tenant.

     (10.2) Amendment No. 1 to Astea International Inc. 1995 Employee Stock Purchase Plan

       (27)   Financial Data Schedule

(B)  Reports on Form 8-K
     None

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of November, 1997.

                                   ASTEA INTERNATIONAL INC.




                                   By:  /s/Zack B. Bergreen
                                        -------------------
                                   Zack B. Bergreen
                                   Chairman, President and
                                   Chief Executive Officer

                                   By:  /s/John G. Phillips
                                        -------------------
                                        John G. Phillips
                                        Vice President and Chief Financial
                                        Officer
                                        (Principal Financial and Chief
                                        Accounting Officer)