Form 10-K
period 1997-12-31
ASTEA INTERNATIONAL INC
filed 1998-03-30
CIK 945989

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                         ___________________________

                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For The Fiscal Year Ended:  December 31, 1997
                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For the transition period from _______ to _______

                        Commission File Number: 0-26330
                                                -------

                            ASTEA INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                            23-2119058
 ----------------------------                                  ----------------
   (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)

 455 BUSINESS CENTER DRIVE, HORSHAM, PENNSYLVANIA                  19044
 ------------------------------------------------                ---------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No ____
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 20, 1998 (based on the closing price of $3.25 as quoted by Nasdaq National Market as of such date) was approximately $16,863,000.

As of March 20, 1998, 13,385,325 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1998 are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                               TABLE OF CONTENTS

                                                                     Page
                                                                     ----
          PART I

Item 1.   Business                                                     3
Item 2.   Properties                                                  17
Item 3.   Legal Proceedings                                           17
Item 4.   Submission of Matters to a Vote of Security Holders         18

          PART II

Item 5.   Market for Registrant's Common Equity and Related           18
          Stockholder Matters
Item 6.   Selected Financial Data                                     20
Item 7.   Management's Discussion and Analysis of Financial           22
          Condition and Results of Operations
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk  28
Item 8.   Financial Statements and Supplementary Data                 29
Item 9.   Changes in and Disagreements with Accountants on            53
          Accounting and Financial Disclosure

          PART III

Item 10.  Directors and Officers of the Registrant                    53
Item 11.  Executive Compensation                                      53
Item 12.  Security Ownership of Certain Beneficial Owners and         53
          Management
Item 13.  Certain Relationships and Related Transactions              53
             PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports        54
          on Form 8-K

          Signature Page                                              58

                                    PART I

Item 1.    Business.

GENERAL

     Astea International Inc. ("Astea" or the "Company") develops, markets and supports a suite of client/server and host-based applications for the Technology Enabled Relationship Management ("TERM") software market. Companies worldwide are automating the ways they interact with their customers, and Astea believes that companies in almost every industry can find competitive advantages through the use of customer management software. Astea is currently one of a few application vendors offering software solutions and professional services for automating critical aspects of field service, customer support and sales and marketing operations. Astea's products automate customer interaction functions, improve access to customer information and facilitate the proactive satisfaction of customer needs. Thus, the Company believes that its principal product offerings--DISPATCH-1(TM), HEAT(TM), Abalon(TM), ServiceAlliance and V-Service(TM)--enable organizations with field service, customer support, and sales and marketing requirements to increase their revenue opportunities and decrease costs, while improving customer satisfaction and building customer loyalty. Astea's software is used by approximately 4,000 companies and approximately 90,000 end users worldwide today.

     The Company's original product, DISPATCH-1, helps organizations with complex and geographically dispersed field service operations automate and manage call center operations among customers, headquarters, branch offices and the field. The new Version 8.0 of DISPATCH-1 is Year 2000 compliant and supports both Internet and graphical desktop interfaces as well as support for complementary third-party products. During 1997, Astea introduced two new service automation product offerings positioned for the mid-market and smaller enterprises. The Company believes that its new ServiceAlliance and V-Service products formed will reduce implementation complexity of the Company's solutions by taking advantage of client/server and web technologies. With these new offerings, the Company has broadened the potential market for its service automation products beyond its traditional enterprise customers. Through its Bendata, Inc. subsidiary, the Company also offers the HEAT family of software applications, which provides a number of products for the help desk automation market. The Abalon Customer Management Solution(TM) ("Abalon") is a client/server, object-oriented software package for sales and marketing automation. Acquired with the Company's purchase of Swedish-based Astea International AB (formerly Abalon AB) in 1996, this customer management solution provides a suite of modular applications built around a central customer database. To implement its products, Astea also provides its clients with an array of professional consulting services and a wide range of training and customer support services.

     Astea's products are flexible to meet clients' changing computing and business needs; generally scalable to address the needs of both small, rapidly growing and large, multinational organizations; and modular to accommodate growth within the enterprise so that a solution can be implemented in phases and expanded as required. The Company's products are platform independent, using popular client/server environments, multiple hardware platforms and operating systems such as DOS, Windows, Windows NT, UNIX, VMS, Open VMS and OSF, depending on the product. Astea's products operate across a number of relational database management systems including, depending on the Astea software, those from Oracle, Progress, Sybase, Informix, Microsoft Sequel Server and WATCOM, and they are deployed on local and wide-area networks with the ability to utilize multiple communications protocols. The Company markets its products both domestically and internationally through offices in the United States and overseas, as well as through value added resellers and system integrators.

Products

     The Company's products include ServiceAlliance, DISPATCH-1, the Heat family of products, Abalon, PowerHelp, and V-Service, which provided 2%, 49%, 34%, 13%, 2%, and 0%, respectively, of the Company's software license, maintenance and service revenues in 1997.

ServiceAlliance

     In August 1997, Astea announced the release of ServiceAlliance, a new client/server-based field service management software solution targeted toward smaller companies, which draws on the best practices and functionality of Astea's DISPATCH-1, the industry's leading customer service application. The Company is encouraged by the initial market acceptance of ServiceAlliance, which is being implemented in businesses worldwide. See "Certain Factors that May Affect Future ResultsUncertain Market Acceptance of ServiceAlliance and Abalon; Continued Dependence on DISPATCH-1 as Principal Product." ServiceAlliance is a quickly implemented software solution that can easily be configured to reflect the way service organizations actually run their businesses. ServiceAlliance provides a universal view of customer information, which facilitates the tracking and management of customers anywhere in the customer life cycle. Key elements in the customer life cycle that the product supports include: customer and helpdesk order requests, service orders, customer support for third-party databases, a price book, contracts, sales orders, repair orders and logistics from the time of request through allocation and shipment.

     ServiceAlliance is a centralized request management system that enables users to receive, manage and close complex requests from within a single module. Multiple orders can be tracked under a single customer request number. Support for mixed request types under a single customer request allows the inclusion of items for different action groups (service, help desk, repair, sales order, or tickler) under a single call. This improves the quality of customer interaction with a single access point for all their service needs.
The integration of the logistics module with the customer request module provides the ability to update the status of customer requests as services are performed. This maintains the customer status automatically, eliminating confusion regarding call status. ServiceAlliance can be deployed rapidly. The system allows changes in the presentation of information, the business rules, or the underlying processes of a business. Screen graphics for every service function have a consistent look to accelerate user familiarity. Integration lets users move from one step to another with maximum efficiency and minimum chance of error. Source code modifications are generally unnecessary.

     ServiceAlliance was designed to interface with the "best of breed" products for paging, search engines, case-based reasoning, computer telephony integration, electronic mail and Internet tools. ActiveX automation makes it easy to connect to other applications that conform to that standard. Supported environments include: ClientsWindows 95 and Windows NTNetworksTCP/IP, Windows NT, NetBUEI, and Novell (SPX/IPX). ServiceAlliance operates with Oracle, Sybase, MS SQL Server and SQL Anywhere databases.

DISPATCH-1

     Introduced in 1986 as the Company's original standard product, DISPATCH-1 incorporates years of industry experience and is targeted toward larger companies such as the Fortune 1,000. It automates critical field service operations and distributes customer, product and technical information ranging from field service, depot repair and logistics to finance and contract administration. DISPATCH-1 automates a broad range of field service operations, allowing a client to track information relevant to customer accounts. DISPATCH-1 has been licensed by more than 400 clients worldwide since its introduction. In 1997, approximately 49% of the Company's total revenues derived from license, maintenance and professional service fees related to

DISPATCH-1. See "Certain Factors that May Affect Future Results--Uncertain Market Acceptance of ServiceAlliance and Abalon; Continued Dependence on DISPATCH-1 as Principal Product."

     DISPATCH-1 has more than 30 core operational modules, which allow call center operations to open and track service requests, identify contractual obligations, generate new sales opportunities, diagnose problems and analyze the appropriate field resources required to address the problem. Spare parts inventory needed for on-site, in-house or third-party repairs is managed from requisition through purchasing, receiving and shipping. Repairs made to parts and components returned from the field are tracked through the product's depot operations capabilities. Integrated financial modules capture cost and revenue information throughout the life of the customer interaction. Product performance and failure information also can be captured and shared with engineering, quality and manufacturing departments to deliver improvements in quality control, design and production. With Version 8.0, released in December 1997, the functionality of DISPATCH-1 became even more comprehensive. The new release provides users with easy-to-use interface choices, Year 2000 compliance, enhanced contracts administration and service order management functionality. Users can now use the system from virtually any type of interface over the Internet, with a personal computer or with traditional terminals. Users can interface with their data with one or all of these interfaces simultaneously. Each of the interfaces provides similar screens and may be used separately or in any combination. A new desktop interface provides a Microsoft Windows interface to DISPATCH-1. With this familiar point-and-click interface, links and icons can be added to automate access to key DISPATCH-1 functions. The event-driven, thin display client is optimized to perform well in both LAN and WAN environments. Remote users, again, can access all features of DISPATCH-1 through the Internet, a corporate LAN/WAN and through direct modem connections.

     DISPATCH-1's remote access modules, REMOTE-1, Manager's Window and Customer Access, address the specific processing needs of field technicians, their managers and the client's customers. Using Astea's REMOTE-1 module, mobile field technicians have direct access to critical customer service information via wireline networks, ensuring that required equipment and parts are obtained before traveling to the customer site. Manager's Window enables field managers to gain access to and assess a technician's progress, help troubleshoot problems and reassign resources to address workload requirements as new customer priorities arise. Customer Access allows an organization's customers to connect directly to DISPATCH-1 to initiate service requests, place parts orders and track the service provider's progress on service calls, streamlining the call center administration process and further strengthening the client's relationship with the customer. Astea has also developed decision support modules to further automate and decentralize the decision-making capabilities offered by DISPATCH-1. In April 1997, Astea introduced DISPATCH-1 WebView, which provides access to all DISPATCH-1 functionality, using Web browsers such as Netscape Navigator 3.0 and above or Microsoft Internet Explorer 3.0 and above on PC or Macintosh computers. This is of particular benefit to companies moving to a "thin-client" Internet approach to enterprise-wide applications. Remote users can access all features of DISPATCH-1's 30 modules through the Internet, a corporate LAN/WAN and through direct modem connections.

     DISPATCH-1 is available on UNIX, VMS and Open VMS operating systems and operates with Oracle and Progress database management systems.

HEAT Products

     Originally introduced by the Company's Bendata subsidiary in December 1990, HEAT is a fully customizable software solution for automating an organization's help desk system without the need for extensive programming. The HEAT solution employs client/server databases to assist end-users and help desk agents to resolve problems and answer questions, log and manage calls to the help desk, automate alert conditions, manage workflow, improve tracking and comprehension of trends in help desk activity and coordinate the overall problem resolution process. The HEAT products are designed to be customizable and easy to use, without the need for programming. Non-technical users can modify field descriptions, add and define new fields, adjust layout design, and create new tables.

     HEAT customers can distribute and access knowledge bases of problem resolutions via an expert problem solving tool, First Level Support. Customers of HEAT can also use the HEAT add-on products, which provide help desk integration with popular third-party applications. Such applications include HEAT Workgroup Asset Manager (which offers true asset management functionality to the workgroup market allowing customers to measure the total cost of ownership of their equipment) and HEAT Telephony Manager (which provides an integration between HEAT and the PBX phone system to allow HEAT screen pops when a call is received).

     HEATWeb is a flexible and secure application for extending help desk support services to the Internet and Intranet. Customers and help desk agents can use HEATWeb to more quickly resolve issues using a standard Web browser. With HEATWeb, remote help desk technicians can acknowledge, resolve, and assign critical call information. The Internet user can also search knowledge solutions exported from the First Level Support module in HEAT.

     Bendata's Support Management Signature Series product is a set of integrated software tools that focuses specifically on support center management and planning activities. It combines an extensive, built-in knowledge base of proven management practices with structured, customizable design templates.
This tool simplifies the development of process flows, service level agreements, job descriptions, workforce forecasting, budgeting, and many other essential elements of support center management.

     Bendata's family of HEAT products are scalable, enabling customers to operate under a number of environments. These products are written in C++ and adhere to open standards employing native ODBC (open database compliant) implementation to provide compatibility with a broad range of databases. HEAT is available on 16 bit and 32 bit Windows operating systems and operates with Microsoft Access, Microsoft SQL Server, Sybase SQL Anywhere, Oracle, Informix and other leading relational database management.

Abalon

     Abalon is a scalable, modular, object oriented, client/server-based, integrated software product that enables companies to coordinate activities ranging from marketing programs to telemarketing and telesales, field sales activities, customer training and customer support. Originating in Sweden, Abalon was introduced in North America in 1997. Abalon provides a suite of integrated, modular applications built around a central database. These applications can be used as stand-alone departmental systems or integrated into an enterprise-wide solution. Abalon Base is a central repository for information gathered about prospects, customers, business partners, competitors and suppliers. Abalon Marketing provides a set of advanced tools that identify and target specific market segments for the purpose of planning, promotions, or telemarketing. Abalon Sales is a tool for both the individual salesperson and the sales manager designed to reduce time spent on administrative chores. Abalon Project keeps track of actual time and resources expended during the sales implementation process. Abalon Tele is a system for telemarketing and telesales that is integrated with other Abalon modules to better coordinate and execute call-center oriented projects with scripting and call management functionality ranging from market research to sales proposals to support calls. Abalon Mobile offers a portable sales system for the traveling professional. Abalon Intranet and Internet Integration uses Abalon as a World Wide Web server. And Abalon Course Booking tracks and manages training and seminar programs and Customer Agreements for referencing and tracking customer contracts online.

     Abalon is written in C++ and adheres to open standards. Abalon is available on major operating systems such as Windows, Windows NT and UNIX, and operates with Oracle, Informix and Sybase relational database management systems. Microsoft SQL Server and other database products are supported via ODBC.

The Virtual Service Corporation

     In October 1997, Astea announced the formation of Virtual Service Corporation ("VSC"). VSC is currently a wholly-owned subsidiary of the Company; pursuant to a joint development agreement, Mitsubishi Electronics America, Inc. has agreed to provide technology and other support to VSC and, in exchange, is represented on VSC's board of directors and has the option to acquire an ownership interest in VSC not greater than 50%, depending on certain circumstances.

     VSC's product, V-Service, is a "virtual" service bureau that provides for the full deployment of DISPATCH-1 through the Internet, on a highly secure, time-share basis. V-Service provides access to the software and to each customer's database for a monthly service fee, which includes customer support. Both the hardware and software are maintained at VSC's facility in Horsham, Pennsylvania. The Company believes V-Service greatly reduces the customers' need to invest in hardware, software and networking, and that it is unique in the field service management software market. V-Service also permits quicker implementation and more flexible deployment, with fewer infrastructure limitations, than traditional software offerings.

PowerHelp

     In conjunction with the Company's restructuring during the first quarter of 1997, the Company is no longer directly marketing the PowerHelp product. In July 1997, the Company granted all of its North American distribution rights in its PowerHelp product to Vertical Solutions, Inc. ("VSI"), a system integrator
and reseller based in Cincinnati, Ohio, for a period of two years.   VSI also
assumed responsibility for the technical support of the Company's existing PowerHelp customers in North America, and VSI is authorized to make modifications and enhancements to the PowerHelp product.

PROFESSIONAL SERVICES AND CUSTOMER SUPPORT SERVICES

     Astea offers a range of specialized professional and customer support services to assist its clients in using its products effectively. These services include business process consulting, implementation planning, project management, customization, education and training, technical support and ongoing software maintenance. Astea believes that its professional services capabilities allow its clients to deploy the Company's products quickly and efficiently. Together, professional services and customer support comprised 59% of the Company's total revenues in 1997, compared to 54% in 1996.

Professional Services

     As of December 31, 1997, the professional services group consisted of 252 professional services personnel headquartered in three offices in the United States and seven offices internationally: in the United Kingdom, the Netherlands, Sweden, Israel, Australia and New Zealand. Of the Company's 252 professional services personnel, 141 representatives are based in domestic offices while the remaining 111 representatives are based overseas. The initial professional services engagement usually lasts between six and 18 months for DISPATCH-1 and less for the other application. For some of Astea's largest clients, dedicated, global project teams are created to work exclusively with these clients. In the case of smaller clients or more discrete projects, appropriate teams are assembled from the Company's worldwide offices to perform the required services. Due to the more complex nature of Astea's DISPATCH-1 and Abalon offerings, customers that license these programs purchase a higher volume of professional services than customers of HEAT products, ServiceAlliance and V-Service.

     Astea's typical professional services engagement includes planning, prototyping and implementation of Astea's products within the client's organization. During the initial planning phase of the engagement, Astea's professional services personnel work closely with representatives of the client to prepare a detailed project plan that includes a timetable, resource requirements, milestones, in-house training programs, onsite business process training and demonstrations of Astea's product capabilities within the client's organization. The next, most critical phase of the Astea professional services personnel engagement is the prototyping phase, in which Astea works closely with representatives of the client to configure Astea's software functionality to the client's specific business process requirements. During the prototyping phase, Astea's professional services personnel design the technology infrastructure, define and document business processes and establish the order of product deployment. The critical element of the prototyping phase is a detailed analysis of the client's business processes and needs. The final phase in the professional services engagement is the implementation phase, in which Astea's professional services personnel work with the client to develop detailed data mapping, conversions, interfaces, product customizations and other technical and business processes necessary to integrate Astea's software into the client's computing environment. Ultimately, education plans are developed and executed to provide the client with the process and system knowledge necessary to effectively utilize the software and fully implement the Astea solution. Professional services are charged on an hourly or per diem basis and are billed, pursuant to customer work orders, usually on a monthly basis.

Customer Support

     The Company's customer support group provides Astea's clients with telephone and on-line technical support, as well as product enhancements, updates, new releases and corrections. Astea's customer support group is deployed to provide support for Astea's clients in all regions of Astea's worldwide operations, providing local client representatives with real-time support usually spoken in their native languages by Astea and distributor personnel familiar with local business customs and practices. Typically, customer support fees are established as a fixed percentage of license fees and are invoiced to clients on an annual basis after the conclusion of the warranty period, which is normally 90 days. Astea's customer support representatives are located in three offices in the United States and five offices in Europe and Australia. As of December 31, 1997, the Company's worldwide customer support group consisted of 90 representatives, 42 located in the United States and 48 based internationally.

CUSTOMERS

     The Company estimates that it has approximately 4,000 customers, representing more than 90,000 end-users. Astea's customers range from small, rapidly growing companies to large, multinational corporations with geographically dispersed operations and remote offices. The broad applicability of the Company's products is demonstrated by the wide range of companies across many markets and industries that use one or more of Astea's products, including telecommunications, computers and electronics, office equipment, and third-party service and support organizations.

     In 1997 and 1996, no customer accounted for 10% or more of the Company's revenues. In 1995, the Company had one customer that accounted for approximately 19% of revenues.

SALES AND MARKETING

     Astea markets its products and services through a multi-tiered sales structure comprised of direct sales and telesales operations, and through relationships with value-added resellers ("VARs") and international distributors. The Company's sales organization consisted of 63 personnel on December 31, 1997 (which excludes sales management, administration and support personnel), complemented by a coordinated marketing effort of the Company's marketing group, which consisted of 31 personnel on December 31, 1997. See "Certain Factors that May Affect Future ResultsNeed to Increase Sales Force and Expand Indirect Sales."

     Astea's direct sales force of 63 personnel employs a telesales process for HEAT products, a hybrid approach to selling ServiceAlliance and Abalon, and a consultative sales process for other products, working closely with prospective clients to understand and define their customers' needs and determine how such needs can be addressed by the Company's products. These clients typically represent the mid- to high-end of the TERM software market. A prospect development organization comprised of telemarketing representatives develops and qualifies sales leads prior to referral to the direct sales staff. See "Certain Factors that May Affect Future Results--Continued Dependence on Large Contracts May Result in Lengthy Sales and Implementation Cycles." The modular structure of Astea's software and its ongoing product development efforts provide opportunities for incremental sales of product modules and consulting services to existing accounts.

     The Company's telesales channel targets low- to mid-market opportunities and is the principal channel of distribution for the HEAT products. For domestic sales, Astea's telesales operation employs several account management teams consisting of one account representative and one account executive. The account representatives qualify leads generated by marketing activities. The account executives provide telephone demonstrations, present the Company's support and help desk products at local seminars, conduct site visits and close qualified leads generated by the account representatives.

     The Abalon product is currently sold and marketed in United States, Central Europe and Scandinavia through a direct sales channel. In Scandinavia, where Abalon is a dominant vendor, the organization is vertically focused on market segments such as telecommunications, financial services, manufacturing, and construction management. In other regions, the organization is still more geographically focused. During 1997 a number of partners have signed partnership agreements and trained their employees to resell the Abalon product.

     Astea's marketing department is responsible for lead generation and product and professional services marketing, and the department provides input into the Company's ongoing product development efforts based on client feedback and market data. Leads developed from marketing are routed through Abalon, the Company's sales automation system. The Company also participates in an annual conference organized and sponsored by ADONUS, an independent user group comprised of Astea's DISPATCH-1 and PowerHelp clients. Conference participants attend training sessions, workshops and presentations, and interact with other Astea product users and Astea management and staff, providing important input for future product direction.

     Astea's international sales continued to increase in 1997, accounting for 37% of the Company's revenues in 1997, 32% in 1996 and 21% in 1995. See "Certain Factors that May Affect Future Results--Risks Associated with International Sales."

PRODUCT DEVELOPMENT

     Astea's product development strategy is to provide products that are easy to use and implement. Its products are designed to be flexible, modular and scalable, so that they can be implemented incrementally in phases and expanded to satisfy the evolving information requirements of Astea's clients and their customers. Each product also is designed to be both platform and hardware independent, using popular client/server environments, multiple hardware platforms and operating systems. To accomplish these goals, the Company uses widely accepted, commercially available application development tools from Progress Software Corporation, Sybase, Inc. and Microsoft Corporation. These software tools provide the Company's clients with the flexibility to deploy Astea's products across a variety of hardware platforms, operating systems, client/server configurations and relational database management systems.

     As of December 31, 1997, the Company's product development staff consisted of 117 employees. The Company's total expenses for product development for the years ended December 31, 1997, 1996 and 1995 were $10,273,000, $7,989,000 and
$4,178,000, respectively. These expenses represented 17%, 13% and 8% of total revenues for 1997, 1996 and 1995, respectively. In addition, the Company capitalized software development costs of $950,000, $1,858,000 and $957,000 in 1997, 1996 and 1995, respectively. The Company anticipates that it will continue to commit substantial resources to product development in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 hereof and "Certain Factors that May Affect Future Results--Need for Development of New Products."

MANUFACTURING

     The Company's software products are distributed on standard magnetic disks, tapes and CD ROMs. Included with the software products are security keys and documentation available on CD ROM and in print. Historically, the Company has purchased diskettes, tapes, and duplicating and printing services from outside vendors. The Company has been able to obtain adequate supplies of all components and materials in a timely manner from existing and alternate sources of supply.

COMPETITION

     The TERM software market is intensely competitive and subject to rapid change. To maintain or increase its position in the industry, the Company will need to continually enhance its current product offerings, introduce new products and features and expand its professional services capabilities. The Company currently competes on the basis of the breadth of its product features and functions, including the adaptability and scalability of its products and their enablement with other client/server products; the ability to deploy complex systems both locally and internationally; product quality, ease-of-use, reliability and performance; breadth of professional services; integration of Astea's offerings with other enterprise and client/server applications; price; and the availability of Astea's products on popular operating systems, relational databases, the Internet and communications platforms.

     Competitors vary in size, scope and breadth of the products and services offered. The Company encounters competition generally from a number of sources, including other software companies, third-party professional services organizations that develop custom software, and management information systems departments of potential customers developing proprietary, custom software. The Company's competitors include SAP AG ("SAP"), Clarify Inc. ("Clarify"), Siebel Systems, Inc. ("Siebel"), Remedy Corp. ("Remedy"), Scopus Technology, Inc. ("Scopus"), The Vantive Corporation ("Vantive"), Metrix Corp. ("Metrix") and a number of smaller privately-held companies which generally focus only on discrete areas of the TERM software marketplace. In the field service marketplace, the Company competes against publicly-held companies and numerous smaller, privately-held companies. In the customer support and help desk marketplace, the Company competes against a number of smaller, privately-held and publicly-held companies as well as larger publicly-held companies with greater resources. With the introduction of Abalon into the United States, this product faces a variety of established competitors such as Siebel, The Baan Company's Aurum division, Vantive and Scopus, as well as a number of smaller companies. See "Certain Factors that May Affect Future Results--Competition in the Technology Enabled Relationship Management Software Market Is Intense."

LICENSES AND INTELLECTUAL PROPERTY

     Astea considers its software proprietary and licenses its products to its customers generally under written license agreements. The Company also employs an encryption system that restricts a user's access to source code to further protect the Company's intellectual property. Because the Company's products allow customers to customize their applications without altering the source code, the source code for the Company's products is typically neither licensed nor provided to customers. The Company does, however, license source code from time to time and maintains certain third-party source code escrow arrangements.

     The Company seeks to protect its products through a combination of copyright, trademark, trade secret and fair business practice laws. The Company also requires employees and consultants or third-parties to sign nondisclosure agreements. Despite these precautions, it may be possible for unauthorized parties to copy certain portions of the Company's products or reverse engineer or obtain and use information that the Company regards as proprietary. The Company presently has no patents or patent applications pending. See "Certain Factors that May Affect Future Results--Risks of Dependence on Proprietary Technology."

     Because the software development industry is characterized by rapid technological change, Astea believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, and reliable product maintenance are more important to establishing and maintaining a technology leadership position than current legal protections.

EMPLOYEES

     As of December 31, 1997, the Company, including its subsidiaries, had a total of 568 full time employees worldwide, 316 in the United States, 87 in Sweden, 59 in the United Kingdom, 31 in the Netherlands, 4 in France, 38 in Israel, 30 in Australia and 3 in New Zealand. Of the total, 129 were employed in sales and marketing, 117 in product development, 252 in professional services and customer support and 70 in administration and finance. As of December 31, 1997, the Company's Bendata subsidiary had a total of 182 employees, 135 in the United States and 47 in the United Kingdom. As of December 31, 1997, the Company's Astea International AB subsidiary had a total of 87 employees, all located in Sweden. The Company's future performance depends, in significant part, upon the continued service of its key technical and management personnel and its continuing ability to attract and retain highly qualified and motivated personnel in all areas of its operations. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified personnel in the future. See "Certain Factors that May Affect Future Results--Dependence on Key Personnel; Competition for Employees." None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

CORPORATE HISTORY

     The Company was incorporated in Pennsylvania in 1979 under the name Applied System Technologies, Inc., and in 1992, the Company changed its name to Astea International Inc. Until 1986, the Company operated principally as a software consulting firm, providing professional software consulting services on a fee for service and on a project basis. In 1986, the Company introduced its DISPATCH-1 product. In November 1991, the Company's sole stockholder acquired the outstanding stock of The DATA Group Corporation ("Data Group"), a provider of field service software and related professional services for the mainframe computing environment. Data Group was merged into the Company in January 1994. In February 1995, the Company and its sole stockholder acquired the outstanding stock of Astea Service & Distribution Systems BV ("Astea BV"), the Company's distributor of DISPATCH-1 and related services in Europe. In May 1995, the Company reincorporated in Delaware. In July 1995, the Company completed its initial public offering of Common Stock.

In February 1996, the Company merged with Bendata, Inc. In June 1996, the Company acquired Astea International AB (formerly Abalon AB).

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company does not provide forecasts of its future financial performance. From time to time, however, information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K that are not historical fact may constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the risks, uncertainties and other information discussed within this Annual Report on Form 10-K, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels.

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

     UNCERTAIN MARKET ACCEPTANCE OF  SERVICEALLIANCE AND ABALON; CONTINUED
DEPENDENCE ON DISPATCH-1 AS PRINCIPAL PRODUCT.   In each of 1997, 1996 and 1995,
more than 49%, 61% and 76%, respectively, of the Company's total revenues derived from the licensing of DISPATCH-1 and the provision of professional services in connection with the implementation, deployment and maintenance of DISPATCH-1 installations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company developed ServiceAlliance, which it introduced in August 1997, in order to target potential customers for which DISPATCH-1 was not cost-effective or attractive. While the Company licensed ServiceAlliance to 10 companies with a total of 356 users worldwide in 1997, ServiceAlliance has not yet earned market acceptance. At the same time, while the Company licensed Abalon to 50 companies with a total of more than 2,000 users worldwide in 1997, Abalon has not yet earned market acceptance in the United States, and it has only begun to win market acceptance in Europe outside of Scandinavia. The Company's future success will depend in part on its ability to continue to reduce its reliance on revenues generated by DISPATCH-1, by increasing licenses of ServiceAlliance, the HEAT products, the Abalon products, V-Service and other offerings, and by developing new products and product enhancements to complement its existing field service and customer support offerings. The Company believes that a number of factors will determine such acceptance, including product performance, ease of adoption, migration from host-based to client/server computing environments, Internet connectivity and interoperability with diverse hardware platforms, network servers, financial and reporting applications and databases. Any failure of the Company's products to achieve or sustain market acceptance, or of the Company to sustain its current position in the field service, customer support and sales and marketing software markets, would have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will be able to sustain demand for DISPATCH-1 and grow demand for ServiceAlliance, Abalon, HEAT and V-Service, thereby avoiding future losses, or to successfully develop any new products and product enhancements in order to increase sales of other products and reduce its reliance on licenses of DISPATCH-1 and related professional services revenue.

     FLUCTUATIONS IN QUARTERLY OPERATING RESULTS MAY BE SIGNIFICANT. The Company's quarterly operating results have in the past varied significantly and are likely to vary significantly in the future, depending on factors such as the size and timing of revenue from significant orders, the recognition of revenue from such orders, the timing of new product releases and market acceptance of these new releases, increases or other changes in operating expenses, the level of product and price competition, and the seasonality of its business. As a result of the application of the revenue recognition rules applicable to the Company's licenses under generally accepted accounting principles, the Company's license revenues may be recognized in periods after those in which the respective licenses were signed. In addition, the Company's quarterly operating results are dependent on factors such as budgeting cycles of its customers, customer order deferrals in anticipation of enhancements or new products, the impact of acquisitions of competitors, the cancellation of licenses or maintenance agreements, product life cycles, software bugs and other product quality problems, personnel changes, changes in Company strategy, investments to develop sales distribution channels, changes in the level of operating expenses and general domestic and international economic and political conditions, among others.

  In recent years, the Company has generally had stronger demand for its products during the quarters ending in June and December and weaker demand in the quarter ending in March. To the extent international operations constitute a higher percentage of the Company's total revenues, the Company anticipates that it may also experience relatively weaker demand in the quarter ending in September. Moreover, the Company has generally recorded most of its total quarterly license revenues in the third month of the quarter, with a concentration of these revenues in the last half of that third month. This concentration of license revenues is influenced by customer tendencies to make significant capital expenditures at the end of a fiscal quarter. The Company expects these revenue patterns to continue for the foreseeable future. Thus, the Company's results of operations may vary seasonally in accordance with licensing activity or otherwise, and will also depend upon its recognition of revenue from such licenses from time to time. There can be no assurance that the Company will be profitable or avoid losses in any future period, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

  CONTINUED DEPENDENCE ON LARGE CONTRACTS MAY RESULT IN LENGTHY SALES AND IMPLEMENTATION CYCLES. The sale and implementation of the Company's DISPATCH-1 product generally involve a significant commitment of resources by prospective customers. While ServiceAlliance and Abalon require a less substantial commitment than does DISPATCH-1, the purchase and implementation of ServiceAlliance and Abalon also require a substantial commitment. As a result, the Company's sales process often is subject to delays associated with lengthy approval processes attendant to significant capital expenditures, definition of special customer implementation requirements, and extensive contract negotiations with the customer. The sales cycle associated with the license of DISPATCH-1 and Abalon varies substantially from customer to customer and typically lasts between six and nine months, during which time the Company may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies, and the Company may experience a number of significant delays over which the Company has no control. Because the costs associated with the sale of the product are fixed in current periods, timing differences between incurrence of costs and recognition of revenue associated with a particular project may result. Moreover, in the event of any downturn in any existing or potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled.

  In addition, following the initial sale, the implementation of DISPATCH-1 (and to a lesser extent, Abalon) typically involves several months of customer training and integration of the product with the customer's other existing systems. A successful implementation requires a close working relationship between the customer and members of the Company's professional service organization. Occasionally, delays result from a customer's inattention to the implementation project for reasons unrelated to the Company's performance. When the Company has provided consulting services to implement certain larger projects, some customers have in the past delayed payment of a portion of license fees until implementation was complete and in some cases have disputed the consulting fees charged for implementation. There can be no assurance the Company will not experience additional delays or disputes regarding payment in the future, particularly if the Company receives orders for large, complex installations. Some of the Company's customers have adopted the Company's software on an incremental basis. There can be no assurance that the Company's customers will expand usage of the Company's software on an enterprise-wide basis or implement new software products introduced by the Company. The failure of the Company's software to perform according to customer expectations or otherwise to be deployed on an enterprise-wide basis could have a material adverse effect on the ability of the Company to collect revenues or to increase revenues from new as well as existing customers. The Company believes that period-to-period comparisons of its results of operations should not be relied upon as any indication of future performance.

  COMPETITION IN THE TECHNOLOGY ENABLED RELATIONSHIP MANAGEMENT SOFTWARE MARKET IS INTENSE. The TERM software market is intensely competitive. The Company's competitors include SAP, Siebel, Clarify, Remedy, Scopus, Vantive, Metrix and a number of smaller, privately-held companies that generally focus only on discrete areas of the TERM software marketplace. Some of the Company's existing and potential competitors have greater financial, technical, marketing and distribution resources than the Company. Moreover, the TERM industry is currently experiencing significant consolidation, as larger public companies seek to enter the TERM market through acquisitions. The Company expects that competition will increase as a result of software industry consolidations. As a result, some of the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development and distribution of their products.

  Because the barriers to entry in the TERM software market are relatively low, new competitors may emerge with products that are superior to the Company's products in performance, functionality or ease-of-use, or that achieve greater market acceptance. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not adversely affect its business and results of operations.

  NEED FOR DEVELOPMENT OF NEW PRODUCTS. The Company's future success will depend upon its ability to enhance its current products and develop and introduce new products on a timely basis that keep pace with technological developments, industry standards and the increasingly sophisticated needs of its customers, including developments within the client/server computing environment. Such developments may require, from time to time, substantial capital investments by the Company in product development and testing. The Company intends to continue its commitment to research and development and its efforts to develop new products and product enhancements. There can be no assurance that the Company will have sufficient resources to make the necessary investments. Also, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and product enhancements; that new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance; or that the Company's current or future products will conform to industry requirements. Furthermore, reallocation of resources by the Company, such as the diversion of research and development personnel to development of a particular feature for a potential or existing customer, can delay new products and certain product enhancements. If the Company is unable to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely effected.

  POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Common Stock has in the past been, and may continue to be, subject to significant fluctuations in response to, and may be adversely affected by, variations in quarterly operating results, changes in earnings estimates by analysts, developments in the software industry, adverse earnings or other financial announcements of the Company's customers and general stock market conditions as well as other factors. In addition, the stock market can experience extreme price and volume fluctuations from time to time which may bear no meaningful relationship to the Company's performance.

  RAPID TECHNOLOGICAL CHANGE. The client/server application software market is subject to rapid technological change, frequent new product introductions and evolving technologies and industry standards that can quickly render existing products and services obsolete. While the Company is not aware of any emerging products that are likely to render its existing products obsolete, there can be no assurance that the Company's products could not suffer such obsolescence. Because of the rapid pace of technological change in the application software industry, the Company's current market position in field service, customer support, sales and marketing automation or other markets that it may enter could be eroded rapidly by product advancements. The Company's application environment relies primarily on software development tools from Progress Software Corporation and PowerSoft Corporation, a subsidiary of Sybase, Inc. If alternative software development tools were to be designed and generally accepted by the marketplace, the Company could be at a competitive disadvantage relative to companies employing such alternative developmental tools, possibly resulting in material harm to the Company's financial condition and results of operation.

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

  NEED TO INCREASE SALES FORCE AND EXPAND INDIRECT SALES. The Company has historically sold its products through its direct sales force and a limited number of distributors. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training more sales personnel and establishing relationships with distributors, resellers and systems integrators. The Company is currently investing, and plans to continue to invest, significant resources to expand its domestic and international direct sales force and develop distribution relationships with certain third party distributors, resellers and systems integrators. The Company's distributors also sell or can potentially sell products offered by the Company's competitors. There can be no assurance that the Company will be able to retain or attract a sufficient number of its existing or future third party distribution partners or that such partners will recommend, or continue to recommend, the Company's products. The inability to establish or maintain successful relationships with distributors, resellers or systems integrators could have a material adverse effect on the Company's business, operating results or financial condition. In addition, there can be no assurance that the Company will be able to successfully expand its direct sales force or other distribution channels. Any failure by the Company to expand its direct sales force or other distribution channels would materially adversely affect the Company's business, operating results and financial condition.

  RISK OF PRODUCT DEFECTS; FAILURE TO MEET PERFORMANCE CRITERIA. The Company's field service and sales and marketing software is intended for use in enterprise-wide applications that may be critical to a customer's business. As a result, the Company's customers and potential customers typically have demanding requirements for installation and deployment. Software products as complex as those offered by the Company may contain errors or failures, particularly when software must be customized for a particular licensee, when new products are first introduced or when new versions are released. Although the Company conducts extensive product testing during product development, the Company has at times delayed commercial release of software until problems were corrected and, in some cases, has provided enhancements to correct errors in released software. The Company could, in the future, lose revenues as a result of software errors or defects. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in software, customizations or releases after commencement of commercial shipments, resulting in loss or delay of revenue or delay in market acceptance, diversion of development resources or increased service and warranty costs, any of which could have a material adverse effect upon the Company's business, operating results and financial condition.

  RISKS ASSOCIATED WITH INTERNATIONAL SALES. In 1997, international sales represented approximately 34% of the Company's total revenues. In 1996, international sales represented approximately 32% of the Company's total revenues. In 1995, international sales represented approximately 21% of the Company's total revenues. The Company expects that international sales will continue to be a significant component of its business. International sales are subject to a variety of significant risks, including difficulties in establishing and managing international distribution channels and in translating products into foreign languages. International operations also may encounter difficulties in collecting accounts receivable, staffing and managing personnel and enforcing intellectual property rights. Other factors that can also adversely affect international operations include fluctuations in the value of foreign currencies and currency exchange rates, changes in import/export duties and quotas, introduction of tariff or non-tariff barriers, potentially adverse tax consequences, possible recessionary environments in economies outside the United States, changes in the market for business software as a result of currency unification in Europe, and economic or political changes in international markets. In addition, as the Company increases its international sales, its total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

  YEAR 2000 RISKS. The Company is reviewing its existing product offerings to ensure that these offerings are adequately able to address the issues expected to arise in connection with the upcoming change in the century.
ServiceAlliance, Abalon, the HEAT family of products, and certain recent releases of DISPATCH-1 are designed to accurately calculate, compare and sequence date and time data between the twentieth and twenty-first centuries. The Company has implemented plans and timetables for modifying or phasing out the remainder of its products (older versions of DISPATCH-1) that are not currently able to calculate, compare and sequence all date and time data between the twentieth and twenty-first centuries. The Company regularly provides its customers with current information on the status of these development efforts. There can be no assurance, however, that the Company will successfully complete this development in the published timeframes. In addition, the Company has not fully determined the extent to which the Company's products may be impacted by third parties' systems, which may not be "Year 2000" compliant. While the Company has begun efforts to seek reassurance from its suppliers, there can be no assurance that the systems of other companies which the Company deals with or on which the Company's systems rely will be timely converted, or that any such failure to convert by another company could not have an adverse effect on the Company. Moreover, the law regarding liability for "Year 2000" problems is evolving rapidly and could become more friendly to users of software with alleged "Year 2000" deficiencies. The Company limits its contractual warrantees on "Year 2000" compliance to objective performance standards that the Company has tested, and the Company makes no warrantees for nonconformance if the Company's software products are combined with other software or data that are not conducive to accurately calculating, comparing or sequencing date and time data between the twentieth and twenty-first centuries. Nonetheless, there can be no assurance that some of the Company's customers will not assert legal claims against the Company based on "Year 2000" theories of liability. While the Company believes that such claims would be precluded by its contracts, if such a claim were upheld in court, the resulting expense to the Company and diversion of management and development time could have a material, adverse effect on the Company's operations and financial condition.

  DEPENDENCE ON KEY PERSONNEL; COMPETITION FOR EMPLOYEES. The future success of the Company will depend in large part on its ability to attract and retain talented and qualified employees, including skilled management personnel. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for key personnel is intense, particularly so in recent years. From time to time the Company has experienced difficulty in recruiting talented and qualified employees. There can be no assurance that the Company can retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. The inability of the Company to hire talented personnel or the loss of key employees could have a material adverse effect on the Company's business and results of operations.

  CONCENTRATION OF OWNERSHIP. Zack B. Bergreen, the Company's Chairman and Chief Executive Officer, as of December 31, 1997, beneficially owned more than 50% of the outstanding Common Stock of the Company. As a result, Mr. Bergreen exercises significant control over the Company through his ability to influence and, under certain circumstances, control, the election of directors and all other matters that require action by the Company's stockholders. Under certain circumstances, Mr. Bergreen could prevent or delay a change of control of the Company which may be favored by a significant portion of the Company's other stockholders, or cause a change of control not favored by the majority of the Company's other stockholders. Mr. Bergreen's ability under certain circumstances to influence, cause or delay a change in control of the Company also may have an adverse effect on the market price of the Company's Common Stock.

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

ITEM 2.   PROPERTIES.

  The Company's headquarters are located in a leased facility of approximately 51,500 square feet in Horsham, Pennsylvania. The Company also leases facilities for operational activities in Bedford, Massachusetts; Colorado Springs, Colorado; Houten, the Netherlands; Bromma, Sweden; and Tefen, Israel; and for sales and customer support activities in Swindon, England; St. Leonards, Australia; Auckland, New Zealand; and Gothenburg, Sweden. The Company believes that suitable additional or alternative office space will be available in the future on commercially reasonable terms as needed.

ITEM 3.   LEGAL PROCEEDINGS.

  From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In addition, since the Company enters into a number of large contracts requiring the complex installation of software products and the implementation of considerable professional services over several quarterly periods, the Company is from time to time engaged in discussions and deliberations with customers regarding the adequacy and timeliness of the installation or service, product functionality and features desired by the customer and additional work and product requirements that were not anticipated at the commencement of the project. These deliberations sometimes result in changes in services required, upward or downward price adjustments, or reworking of contract terms. The Company from time to time will reserve funds for contingencies under contract deliberations. The Company is not a party to any material legal proceedings, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's business, financial condition or results of operations. See
Note 16 of the Notes to the Consolidated Financial Statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock is traded on the Nasdaq National Market under the
symbol "ATEA."    The following table sets forth the high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market for the past two fiscal years:

         1996:                                    High           Low
                                               -----------  --------------
         First quarter                              $29.50          $21.00
         Second quarter                              29.75           23.75
         Third quarter                               24.25            5.00
         Fourth quarter                               8.38            4.88

         1997:
         First quarter                                6.38            3.89
         Second quarter                               3.75            1.94
         Third quarter                                3.19            2.38
         Fourth quarter                               2.94            1.75

  As of March 20, 1998, there were approximately 93 holders of record of the Company's Common Stock. (Because "holders of record" include only stockholders listed with the Company's transfer agent and exclude stockholders listed separately with financial nominees, this number does not accurately reflect the actual number of beneficial owners of the Company's Common Stock, of which the Company estimates there were more than 3,000 on such date.) On March 20, 1998, the last reported sale price of the Common Stock on the Nasdaq National Market was $3.25 per share.

  From its inception in 1979 to July 27, 1995, the Company elected to be treated as an S corporation for Federal and state income tax purposes. In connection with the initial public offering of its Common Stock, the Company terminated its election to be treated as an S corporation on July 27, 1995. The Company paid an aggregate of $1,979,000 and $8,296,000 of cash dividends and distributions in 1996 and 1995, respectively, to Zack B. Bergreen, the sole stockholder of the Company prior to the initial public offering, principally representing the remaining amount of the Company's previously taxed but undistributed S corporation earnings. The Company does not presently intend to declare a cash dividend on the Common Stock in the foreseeable future and expects to retain future earnings to fund the development and growth of its business.

  As of December 31, 1997, the Company has used $37,312,000 of the $42,057,000 net proceeds from its initial public offering of common stock. The use of proceeds includes $9,952,000 for the acquisition of Astea International AB, $3,416,000 for expenses incurred in connection with the merger with Bendata, Inc., $7,779,000 of S corporation distributions paid to the majority stockholder, $6,150,000 for purchases and installation of property and equipment, $1,359,000 of temporary investments, $1,542,000 for repayment of indebtedness and $7,114,000 of working capital for product development activities and general operations.

ITEM 6.   SELECTED FINANCIAL DATA.

Years ended December 31,                        1997        1996      1995      1994     1993
----------------------------------------------------------------------------------------------
(in thousands, except per share data)
STATEMENT OF OPERATIONS
 DATA:(1)
Revenues:
    Software license fees..................   $ 24,777   $ 28,857   $29,904   $15,532  $ 6,179
    Services and maintenance...............     36,157     33,851    24,062    11,815    8,414
                                              ------------------------------------------------
      Total revenues.......................     60,934     62,708    53,966    27,347   14,593
                                              ------------------------------------------------

Cost and expenses:
    Cost of software license fees (2)......      4,702      3,982     3,880     1,807      876
    Cost of services and maintenance.......     23,949     23,477    16,198     7,603    5,219
    Product development....................     10,273      7,989     4,178     2,677    1,584
    Sales and marketing....................     21,196     22,390    14,902     8,277    3,004
    General and administrative (3).........     13,953      9,535     6,357     3,659    2,642
    Restructuring charge (4)...............      5,328          -         -         -        -
    Expenses related to Bendata merger
      transaction (5)......................          -      3,416         -         -        -
    Charge for purchased research and
      development (6)......................          -     13,810         -         -        -
                                              ------------------------------------------------
      Total costs and expenses.............     79,401     84,599    45,515    24,023   13,325
Income (loss) from operations..............    (18,467)   (21,891)    8,451     3,324    1,268
Net interest expense  (income).............         15       (571)     (179)      408      231
                                              ------------------------------------------------
Income (loss) before income taxes..........    (18,482)   (21,320)    8,630     2,916    1,037
Provision (benefit) for income taxes(7)....         12     (1,613)    1,883        49       16
                                              ------------------------------------------------
Net income (loss)..........................   $(18,494)  $(19,707)  $ 6,747   $ 2,867  $ 1,021
                                              ================================================

Basic earnings (loss) per share............   $  (1.40)  $  (1.53)  $  0.64   $  0.32  $  0.13
Diluted earnings (loss) per share..........   $  (1.40)  $  (1.53)  $  0.59   $  0.30  $  0.13
Shares used in computing basic
 earnings (loss) per share.................     13,252     12,844    10,514     9,100    7,600
Shares used in computing diluted
 earnings (loss) per share.................     13,252     12,844    11,484     9,539    7,926

Pro Forma Data:
    Historical income (loss) before
      income taxes.........................              $(21,320)  $ 8,630   $ 2,916  $ 1,037
    Pro forma income taxes (benefit)(2)....                (2,082)    3,452     1,133      308
                                                         -------------------------------------
    Pro forma net income (loss)............              $(19,238)  $ 5,178   $ 1,783  $   729
                                                         -------------------------------------
    Pro forma basic earnings (loss)
      per share............................              $  (1.50)  $  0.49   $  0.20  $  0.10
                                                         =====================================
    Pro forma diluted earnings (loss)
      per share............................              $  (1.50)  $  0.45   $  0.19  $  0.09
                                                         =====================================
BALANCE SHEET DATA:(1)
Working capital............................   $  7,800   $ 20,760   $40,732   $ 2,745  $ 1,489
Total assets...............................     41,773     57,691    69,370    22,481   13,350
Long-term debt, less
 current portion...........................      1,636      3,708     2,532     2,913    2,628
Retained earnings (deficit)................    (35,502)   (17,008)    2,699     4,963    2,096
Total stockholders' equity.................     13,429     31,617    47,920     6,368    2,587

(1) In February 1996, the Company completed the merger of Bendata. This transaction was accounted as a pooling of interests. Hence, the financial position and results of operations of the Company and Bendata are combined in 1996 and all prior periods are restated to give the effect to the merger. See Note 4 of the Notes to the Consolidated Financial Statements. In February 1995, the Company acquired Astea BV and in June 1996, the Company acquired Astea International AB (formerly Abalon AB). These acquisitions were accounted for as purchases. Hence, the results of operations after the acquisition date are included in the statement of operations data. See Note 5 of the Notes to the Consolidated Financial Statements.
(2) Included in cost of software license fees in the first quarter of 1997 is a write-off of $453,000 of capitalized software development costs related to the Company's support automation product, PowerHelp, and to older versions of certain service automation modules which are no longer marketed by the Company. See Note 6 of the Notes to the Consolidated Financial Statements.
(3) As a result of the restructuring, during the first quarter of 1997, the Company recorded a goodwill impairment charge of $2,058,000 which is included in general and administrative expense. This charge related to the 1995 acquisition of Astea BV. See Note 6 of the Notes to the Consolidated Financial Statements.
(4) Included in the first quarter of 1997 is a restructuring charge of $5,328,000 which includes severance costs, office closing costs and other consolidation costs. See Note 6 of the Notes to the Consolidated Financial Statements.
(5) In connection with the Bendata merger, $3,416,000 of merger expenses ($2,609,000 after-tax) were incurred and charged to expense in the first quarter of 1996. The Bendata merger expenses consisted of bonus payments made to Bendata non-shareholder employees, as well as legal, accounting and investment banking fees. See Note 4 of the Notes to the Consolidated Financial Statements.
(6) In connection with the acquisition of Astea International AB, the Company recorded a one-time charge of $13,810,000 related to the fair value of in process research and development. See Note 5 of the Notes to the Consolidated Financial Statements.
(7) Until July 1995, Astea had operated as a S corporation for income tax purposes since its inception in 1979; and until February 1996, Bendata, Inc. and Bendata UK had operated as a S corporation and a partnership, respectively. Therefore, the historical financial statements before conversion to C corporation do not include a provision for federal and state income taxes for such years, except for certain state income taxes imposed at the corporate level. Pro forma net income has been computed as if the Company had been fully subject to federal and state income taxes
     based on the tax laws in effect during the respective years.   See Note 3
     of the Notes to the Consolidated Financial Statements.

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

  The Company develops, licenses, implements and supports a suite of client/server and host-based applications for the Technology Enabled Relationship Management ("TERM") Software Market that permit organizations of various sizes across a wide range of industries to automate field service, customer support and sales and marketing functions. The Company maintains operations in the United States, Australia, New Zealand, the Netherlands, France, the United Kingdom, Sweden and Israel.

  The Company generates revenues from two sources: software license fees for its software products, and services and maintenance revenues from professional services, which includes consulting, customization, implementation, training and maintenance related to those products.

  Software license fees, which accounted for 41% of the Company's total revenues in 1997, consist of license fees for the Company's products. Software license fee revenues also include some fees from the sublicensing of third-party software, primarily consisting of relational database licenses constituting an integral part of the Company's products. Typically, customers pay a license fee for the software based on the number of licensed users and modules licensed. The Company's pricing is structured so that the licensing of a greater number of users within a customer's organization results in a decreasing per-user cost to that customer. Thus, pricing varies both with the number of users and type and number of modules licensed. Depending on the contract terms and conditions, software license fees are recognized as revenue upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. If significant vendor obligations exist at delivery or if the product is subject to customer acceptance, revenue is deferred until no significant obligations remain or acceptance has occurred.

  The second component of the Company's revenues consists principally of fees derived from professional services associated with the implementation and deployment of the Company's software products and, to a lesser extent, maintenance fees for ongoing customer support, primarily external customer technical support services and product enhancements. Professional services are charged on an hourly or per diem basis and billed monthly pursuant to customer work orders. Training services are charged on a per-attendee basis with a minimum daily charge. Out-of-pocket expenses incurred by company personnel performing professional services are typically reimbursed by the customer. The Company recognizes revenue from professional services as the services are performed. Annual maintenance fees are typically paid to the Company under agreements entered into at the time of the initial software license. Maintenance revenue, which is invoiced annually upon the expiration of the warranty period, is recognized ratably over the term of the agreement, which is usually twelve months.

  The Company's 1997, 1996 and 1995 financial results include the results of Bendata, Inc. ("Bendata") which Astea acquired by merger in February 1996 and was accounted for as a pooling of interests. See Note 4 of the Notes to the Consolidated Financial Statements. Astea's 1996 financial results include the July to December results of Astea International AB (formerly Abalon AB), which Astea acquired in June 1996 and accounted for as a purchase transaction. See
Note 5 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

          The following table sets forth for the periods indicated, selected financial data and the percentages of the Company's total revenues represented by each line item presented for the periods presented:

-------------------------------------------------------------------------------
Years ended December 31,                     1997          1996           1995
-------------------------------------------------------------------------------
Revenues:
    Software license fees                     40.7%          46.0%         55.4%
    Services and maintenance                  59.3           54.0          44.6
                                         --------------------------------------
        Total revenues                       100.0          100.0         100.0
                                         --------------------------------------
Costs and expenses:
   Cost of software license fees               7.7%           6.4%          7.2%
   Cost of services and maintenance           39.3           37.4          30.0
   Product development                        16.9           12.7           7.7
   Sales and marketing                        34.8           35.7          27.6
   General and administrative                 22.9           15.2          11.8
   Restructuring charge                        8.7              -             -
   Expenses related to Bendata
        merger transaction                       -            5.5             -
   Charges for purchased in process
        research and development                 -           22.0             -
                                         --------------------------------------
        Total costs and expenses             130.3%         134.9%         84.3%
                                         --------------------------------------

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

     Revenues. Total revenues decreased 3% to $60,934,000 in 1997 from $62,708,000 in 1996. Revenues were generated from Astea's three product lines:
Service Automation  (DISPATCH-1, ServiceAlliance and V-Service), Support
Automation (HEAT and PowerHelp) and Sales Automation (Abalon).   Within these
product lines,  Service Automation realized a decline in total revenues of 19%,
or $7,066,000, to $30,872,000 in 1997 from $37,938,000 in 1996.   This decline
was offset by increased Support Automation and Sales Automation revenues. Support automation revenues increased 8%, or $1,686,000, to $22,224,000 in 1997 from $20,538,000 in 1996, resulting from the HEAT product revenue increases offset by decreases in PowerHelp product revenue. Sales Automation revenues increased $3,606,000 to $7,838,000 in 1997 from $4,232,000 in the last six months of 1996.  The Sales Automation product line was acquired in June 1996.

     Software license fee revenues decreased 14%, or $4,080,000, to $24,777,000 in 1997 from $28,857,000 in 1996. The decrease primarily relates to decreases in license revenues from DISPATCH-1 within the Service Automation product line and from PowerHelp within the Support Automation product line, resulting from a decreasing demand for these products. Service Automation software license revenues decreased 32%, or $4,035,000, to $8,480,000 in 1997 from $12,515,000 in
1996. In August 1997, the Company added ServiceAlliance to its Service Automation product line. In 1997, the Company recorded ServiceAlliance license revenue of $928,000. PowerHelp license revenues decreased $2,637,000, to $733,000 in 1997 from $3,370,000 in 1996. Offsetting these decreases was an increase in HEAT license revenue in the Support Automation product line and license revenue in the Sales Automation product line. HEAT software license revenues increased 10%, or $1,068,000, to $12,105,000 in 1997 from $11,037,000 in 1996. This increase reflects the expansion of the customer help desk market and the increased acceptance of the Company's HEAT product. Sales Automation software license revenues were $3,459,000 in 1997 compared to $1,935,000 in the second half of 1996.

     Services and maintenance revenues increased 7%, or $2,306,000, to $36,157,000 in 1997 from $33,851,000 in 1996. Increases were realized in Support Automation and Sales Automation amounting to $3,178,000 and $2,081,000, respectively. These increases are offset by a $2,953,000 decrease in service and maintenance revenues from Service Automation. The increase in service and maintenance revenues is attributable to the expansion of the Company's installed base and a full year of marketing the Sales Automation product, which was acquired in June 1996.

     In 1997 and 1996, none of the Company's customers accounted for more than 10% of total revenues.

     Costs of Revenues. Costs of software license fee revenues increased 18%, or $720,000, to $4,702,000 in 1997 from $3,982,000 in 1996. The software license gross margin decreased by 5% to 81% in 1997 from 86% in 1996. This decrease in gross margin was primarily due to higher capitalized software amortization and the $453,000 write-off of capitalized software development costs in the first quarter of 1997. The write-off related to products and versions that will no longer be marketed in conjunction with the Company's restructuring of its product lines. Amortization of capitalized software increased 30%, or $224,000, to $963,000 in 1997 from $739,000 in 1996.

     The costs of services and maintenance revenues increased 2%, or $472,000, to $23,949,000 in 1997 from $23,477,000 in 1996. This increase was attributable to a full year of costs of services and maintenance for Sales Automation, which was acquired in June 1996, offset by cost reductions in the Service Automation product line as a result of the first quarter 1997 restructuring. The service and maintenance gross margin percentage increased 3% , to 34% in 1997 from 31% in 1996.

     Product Development. Product development expenses increased 29%, or $2,284,000, to $10,273,000 in 1997 from $7,989,000 in 1996. Product development as a percentage of total revenue increased 4% to 17% in 1997 compared to 13% in
1996.   This increase is a result of the Company's commitment to bring new product offerings and enhancements of existing products to the market, including the Company's August 1997 introduction of ServiceAlliance. The increase is also the result of a full year of Sales Automation product line development expenses in 1997 of $731,000 compared to $302,000 in the second half of 1996. The Company's total product development costs, including capitalized software development costs, were $11,223,000, or 18% of total revenues in 1997 compared to $9,847,000, or 16% of total revenues in 1996, an increase of 14% or $1,376,000. The capitalized portions of total product development costs were $950,000, or 8%, compared to $1,858,000 or 19% in 1996. The Company anticipates that it will continue to commit substantial resources to product development in the future.

     Sales and Marketing. Sales and marketing expenses decreased 5%, or $1,194,000, to $21,196,000 in 1997 from $22,390,000 in 1996. The decrease primarily relates to lower commissions as a result of lower license revenue in 1997 compared to 1996, primarily in the Service Automation product line. The decrease was offset by a full year of Sales Automation expenses of $3,500,000 in 1997, an increase of $2,204,000 from $1,296,000 of expenses in the second half
of 1996.   Sales and marketing expense as a percentage of total revenues decreased 1% to 35% in 1997 from 36% in 1996.

     General and Administrative. General and administrative expenses increased 46%, or $4,418,000, to $13,953,000 in 1997 from $9,535,000 in 1996. As a percentage of total revenues, general and administrative expenses increased 8% to 23% in 1997 compared to 15% in 1996. This increase primarily relates to non-recurring charges of $5,131,000 in 1997. These charges include $2,058,000 for the write-off of Astea BV goodwill and $3,073,000 of contingency reserve for the possible failure to deliver a commercial release of software product under a beta development agreement, payment of cash and stock options related to the settlement of claims by a shareholder and other contingencies. The increase in general and administrative expenses is also the result of a full year of Astea International AB in 1997 of $853,000 compared to $410,000 in the second half of 1996. These increases are offset by a charge in 1996 of $1,400,000 to address a customer satisfaction issue. See Notes 5 and 16 to the Notes to the Consolidated Financial Statements.

     Restructuring Charge. During the first quarter of 1997, the Company recorded a restructuring charge of $5,328,000 for actions aimed at reducing costs and consolidating its development activities primarily in its service automation product line. These costs included accruals for severance costs of $1,713,000, office closing costs and unutilized lease expense of $3,136,000, including $1,597,000 of non-cash writedowns of property and equipment, and other consolidation costs of $479,000.

     Net Interest Expense/Income. Net interest expense/income decreased 103%, or $586,000, to $15,000 of net interest expense in 1997 from $571,000 of net interest income in 1996. This decrease was primarily attributable to the cash used in the 1996 acquisitions of Bendata and Astea International AB and the operating cash requirements of the Company which reduced its investments.

     International Operations. Total revenue from the Company's international operations grew by $2,178,000, to $22,395,000 in 1997 from $20,217,000 in 1996.
The increase in revenue from international operations was primarily attributable to the Astea International AB acquisition which accounted for $7,338,000 in 1997
compared to $4,232,000 during the second half of 1996.   This increase was
offset by declining international revenues in the Service Automation product line. International operations resulted in a $10,962,000 loss for 1997. The loss includes $5,042,000 of non-recurring charges. These charges include $2,058,000 for the write-off of Astea BV goodwill and $2,984,000 charge for restructuring the Company's international operations. The loss also includes a $3,659,000 operating loss for the Company's Israeli operation, which is primarily a research and development cost center. The current economic difficulties of several Asian countries could have an adverse impact on the Company's international operations in future periods.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

     Revenues. Total revenues increased 16% to $62,708,000 in 1996 from $53,966,000 in 1995. Within Astea's three product lines, the Service Automation product line realized a slight decline in total revenues. This decline was offset by increased Support Automation product line revenues and the addition of the Company's Sales Automation product line which was acquired in 1996. Service Automation revenues decreased 8% or $3,284,000 to $37,938,000 in 1996 from $41,222,000 in 1995. In 1996, Support Automation revenues increased 61%, or $7,794,000, to $20,538,000 from $12,744,000 in 1995 primarily resulting from
HEAT product. Sales Automation revenues amounted to $4,232,000 in 1996, resulting from the acquisition of Astea International AB in June 1996.

     Software license fee revenues decreased 4%, or $1,047,000, to $28,857,000 in 1996 from $29,904,000 in 1995. Within Astea's three product lines, Service Automation software license revenues decreased 41%, or $8,567,000, to $12,515,000 in 1996 from $21,082,000 in 1995. This decrease was due primarily to increased competition which prolonged sales cycles in the Service Automation software marketplace, which reduced the number of large volume software license agreements in 1996. In 1995, three large volume software license agreements accounted for $13,000,000, or 43% of 1995 license revenues. Offsetting the decrease in Service Automation license revenues was a significant increase in Support Automation license agreements. Support Automation software license revenues increased 63%, or $5,585,000, to $14,407,000 in 1996 from $8,822,000 in
1995. This increase was due primarily to new customers and reflects the expansion of the customer help desk market and increased acceptance of the Company's HEAT and PowerHelp products. Bendata's software license fee revenues increased significantly in 1996 as a result of increased demand for the HEAT line of products in the United States and abroad. Sales Automation software license revenues were $1,935,000 in the second half of 1996, subsequent to the Astea International AB acquisition.

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

     In 1996, none of the Company's customers accounted for more than 10% of total revenues. In 1995, the Company had one customer which accounted for 19% of total revenues.

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

     The costs of services and maintenance revenues increased 45%, or $7,279,000, to $23,477,000 from $16,198,000 in 1995. This increase was attributable to increased services and maintenance obligations due to the growing customer bases within all three product lines. Increased obligations and related personnel costs contributed to the increase in services and maintenance costs both on an absolute basis and as a percentage of service and maintenance revenues. Costs of services and maintenance related to the Astea International AB acquisition during the last six months of 1996 amounted to $1,430,000. Costs of services and maintenance as a percentage of services and maintenance revenues increased 2% to 69% in 1996 from 67% in 1995.

     Product Development. Product development expenses increased 91%, or $3,811,000, to $7,989,000 in 1996 from $4,178,000 in 1995. This increase is a result of the Company's commitment to bring new product offerings to the market along with the enhancement of existing products. Product development expenses also include the addition of Astea International AB in the second half of the year which totaled $302,000. As a percentage of revenues, product development expenses increased 5% to 13% in 1996 from 8% in 1995. The Company's total product development costs, including capitalized software development costs, were $9,847,000, or 16% of revenues in 1996 compared to $5,135,000, or 10% of revenues in 1995, an increase of 92% or $4,712,000. The capitalized portions of total product development costs were $1,858,000, or 19%, in 1996 compared to $957,000, or 19%, in 1995.

     Sales and Marketing. Sales and marketing expenses increased 50%, or $7,488,000, to $22,390,000 in 1996 from $14,902,000 in 1995. This increase resulted from the various selling models attendant to the Company's acquired products and increased emphasis on sales processes within the sales and marketing organizations. Sales and marketing expenses during the second half of 1996 include $1,296,000 related to Astea International AB. Sales and marketing expense as a percentage of revenues increased 8% to 36% in 1996 from 28% in 1995.

     General and Administrative. General and administrative expenses increased 50%, or $3,178,000, to $9,535,000 in 1996 from $6,357,000 in 1995. As a percentage of revenues, general and administrative expenses increased 3% to 15% in 1996 compared to 12% in 1995. This increase relates to the continued effort by the Company to support the growth of the Company by establishing the proper infrastructure to meet the current and future needs of the Company. The Company increased its payroll significantly, including through the Astea International AB acquisition, from 327 employees in 1995 to 594 employees as of December 31, 1996. General and administrative expenses also includes a significant charge of $1,400,000 made by the Company to address a customer satisfaction issue. See
Note 16 to the Notes to the Consolidated Financial Statements.

     Net Interest Income. Net interest income increased 219%, or $392,000, to $571,000 in 1996 from $179,000 in 1995. This increase was primarily due to a full year's interest earned on the proceeds from the Company's initial public offering in July 1995.

     International Operations. Total revenue from the Company's international operations grew by 82%, or $9,113,000, to $20,217,000 in 1996 from $11,103,000 in 1995. Growth was experienced in all segments of the Company's international operations including the Astea International AB acquisition which accounted for $4,232,000 during the second half of 1996. During 1996, the Company made several important strides to expand and fortify its international presence. The Astea International AB acquisition and Bendata merger (including a UK branch) were completed, the Company signed a distributor agreement with Nissho Iwai in Japan, and the Company expanded existing international operations. International operations resulted in a $3,095,000 loss for 1996; this loss was primarily attributable to the Company's Israeli operation, which had an operating loss of $1,727,000. Israel is primarily a research and development cost center.

     Income Tax Expense (Benefit). The Company's and Bendata's status as subchapter S corporations under the Internal Revenue Code, were terminated in July 1995 for Astea and in February 1996 for Bendata. As a result of these terminations, the Company became subject to federal and additional state income taxes commencing in 1995. See Notes 2 and 15 of the Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operating activities was $1,191,000 for the year ended December 31, 1997 compared to $(6,352,000) for the year ended December 31, 1996. This increase was primarily attributable to the Company's non-cash goodwill write-down, expense related to the issuance of stock and stock options in various dispute settlements, increased collection of receivables, timing of income tax refunds, as well as increases in accounts payable and accrued expenses and deferred revenues. The increases were offset by the non-cash charge of $13,810,000 recorded in 1996 and by the Company's net loss resulting from the factors described above under "Results of Operations-- Comparison of Years Ended December 31, 1997 and 1996."

     The Company generated $5,431,000 of cash from investing activities in 1997 compared to $7,430,000 in 1996. The decrease was primarily attributable to a decrease in the sale of investments available for sale offset by the 1996 payment for acquired businesses of $9,710,000.

     The Company used $1,267,000 in financing activities for the year ended December 31, 1997 compared to cash used of $1,785,000 for the year ended December 31, 1996. In 1997, funds were used to pay down the line of credit and to make debt repayments, partially offset by the proceeds from the exercises of stock options and employee stock purchase rights. For the year ended December 31, 1995, the Company received net proceeds totaling $42,057,000 for the issuance of common stock in its initial public offering, offset by an S corporation distribution, repayment of debt and repayment of notes receivable from the sole stockholder and his wife. For the years ended December 31, 1996 and 1995, the Company utilized $1,979,000 and $8,641,000, respectively, S corporation distributions and dividends paid to stockholders.

     The Company maintains a line of credit with a maximum borrowing availability of $2,000,000. The line of credit bears interest at the lending bank's prime rate (8.5% at December 31, 1997). Borrowings under the line of credit are secured by $2,000,000 of the Company's investments. As of December 31, 1997, the Company has not been in compliance with certain loan covenants. The Company has obtained a waiver from the bank relating to such non-compliance. The line expires on June 1, 1998.

     Astea International AB has a revolving line of credit for borrowings up to 8,000,000 SEK or $1,007,000. As of December 31, 1997, Astea International AB's outstanding balance on the line of credit was

$914,000. The revolving line of credit bears interest at the bank's prime rate plus 2.4% (6.9% at December 31, 1997). Borrowings under the revolving line of credit are secured by a first security interest in substantially all of Astea International AB's assets. The line expires on December 31, 1998.

     At December 31, 1997, the Company had a working capital ratio of approximately 1.3:1, with cash and investments available for sale of $10,104,000. The Company may need to access additional funding during 1998 to fund operations as products are rolled out and other strategies progress toward realization. The Company believes sufficient cash resources exist to support its long-term growth strategies either through currently available cash, cash generated from future operations, or the ability of the Company to obtain additional financing through private and/or public debt placement. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Astea International Inc.:

     We have audited the accompanying consolidated balance sheets of Astea International Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astea International Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                         /s/ Arthur Andersen LLP
                                         Arthur Andersen LLP



Philadelphia, Pa.
February 20, 1998

                   ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                                        1997                   1996
----------------------------------------------------------------------------------------------------------------------
                                 ASSETS
Current assets:
  Cash and cash equivalents                                                         $  8,745,000          $  3,334,000
  Investments available for sale                                                       1,359,000             8,994,000
  Receivables, net of reserves of  $2,286,000 and $1,681,000                          18,069,000            24,187,000
  Prepaid expenses and other                                                           2,709,000             2,279,000
  Income tax refund receivable                                                                 -             1,516,000
  Deferred income taxes                                                                2,274,000             1,869,000
                                                                           -------------------------------------------
          Total current assets                                                        33,156,000            42,179,000

Property and equipment, net                                                            3,958,000             8,117,000
Capitalized software development costs, net                                            3,556,000             4,022,000
Goodwill, net                                                                          1,103,000             3,373,000
                                                                           -------------------------------------------
          Total assets                                                              $ 41,773,000          $ 57,691,000
                                                                           ===========================================
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                    $    914,000          $  1,678,000
  Current portion of long-term debt (including $0 and $78,000
     due to majority stockholder and his wife)                                         1,085,000               525,000
  Accounts payable and accrued expenses                                               13,749,000            11,076,000
  Deferred revenues                                                                    9,608,000             8,140,000
                                                                           -------------------------------------------
          Total current liabilities                                                   25,356,000            21,419,000
  Deferred income taxes                                                                1,352,000               947,000
  Long-term debt (including $0 and $2,410,000
     due to majority stockholder and his wife)                                         1,636,000             3,708,000

  Commitments and contingencies (Note 16)

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued                                                                   -                     -
   Common stock, $.01 par value, 25,000,000 shares
     authorized, 13,361,000 and 13,106,000 shares issued and
     outstanding                                                                         134,000               131,000
   Additional paid-in capital                                                         49,585,000            49,097,000
   Deferred compensation                                                                 (43,000)             (160,000)
   Cumulative currency translation adjustment                                           (745,000)             (443,000)
   Accumulated deficit                                                               (35,502,000)          (17,008,000)
                                                                            -------------------------------------------
          Total stockholders' equity                                                  13,429,000            31,617,000
                                                                           -------------------------------------------
          Total liabilities and stockholders' equity                                $ 41,773,000          $ 57,691,000
                                                                           ===========================================

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME



YEARS ENDED DECEMBER 31,                                                1997                1996                 1995
----------------------------------------------------------------------------------------------------------------------------
Revenues:
      Software license fees                                           $ 34,777,000        $ 28,857,000           $29,904,000
      Services and maintenance                                          36,157,000          33,851,000            24,062,000
                                                               -------------------------------------------------------------

          Total revenues                                                60,934,000          62,708,000            53,966,000
                                                               -------------------------------------------------------------
Costs and expenses:
      Cost of software license fees                                      4,702,000           3,982,000             3,880,000
      Cost of services and maintenance                                  23,949,000          23,477,000            16,198,000
      Product development                                               10,273,000           7,989,000             4,178,000
      Sales and marketing                                               21,196,000          22,390,000            14,902,000
      General and administrative                                        13,953,000           9,535,000             6,357,000
      Restructuring charge                                               5,328,000                   -                     -
      Expenses related to Bendata
          merger transaction                                                     -           3,416,000                     -
      Charge for purchased research and
          development                                                            -          13,810,000                     -
                                                               -------------------------------------------------------------

          Total costs and expenses                                      79,401,000          84,599,000            45,515,000

Income (loss) from operations                                          (18,467,000)        (21,891,000)            8,451,000

Interest income                                                            447,000           1,099,000               740,000
Interest expense (including $108,000,
   $330,000 and $348,000 to the majority
   stockholder and his wife)                                              (462,000)           (528,000)             (561,000)
                                                               -------------------------------------------------------------
Income (loss) before income taxes                                      (18,482,000)        (21,320,000)            8,630,000
Provision for income taxes (benefit)                                        12,000          (1,613,000)            1,883,000
                                                               -------------------------------------------------------------
Net income (loss)                                                     $(18,494,000)       $(19,707,000)          $ 6,747,000
                                                               =============================================================

Basic earnings (loss) per share                                             $(1.40)             $(1.53)          $      0.64
Diluted earnings (loss) per share                                           $(1.40)             $(1.53)          $      0.59
Shares used in computing basic earnings
    (loss) per share                                                    13,252,000          12,844,000            10,514,000
Shares used in computing diluted earnings
    (loss) per share                                                    13,252,000          12,844,000            11,484,000

Pro forma data (Note 3) (unaudited):
-----------------------------------
       Historical income (loss) before
           income taxes                                                                   $(21,320,000)          $ 8,630,000
       Pro forma income taxes (benefit)                                                     (2,082,000)            3,452,000
                                                                                  ------------------------------------------
       Pro forma net income (loss)                                                        $(19,238,000)          $ 5,178,000
                                                                                  ==========================================
       Pro form basic earnings (loss) per share                                                 $(1.50)          $     0 .49
                                                                                  ==========================================
       Pro forma diluted earnings (loss) per share                                              $(1.50)          $     0 .45
                                                                                  ==========================================

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                            Cumulative
                                                                     Additional                              Currency
                                        Preferred     Common           Paid-In           Deferred           Translation
                                          Stock        Stock           Capital         Compensation         Adjustment
                                       ----------     ---------     -------------      ------------         -----------
Balance, January 1, 1995               $               $ 91,000      $ 1,915,000       $  (601,000)         $
    Sale of common stock in
       initial public offering, net
        of                                      -        32,000       42,025,000                 -                  -
       offering costs
    Exercise of stock options                   -         1,000          144,000                 -                  -
    Stock option tax benefits                   -             -        1,070,000                 -                  -
    Additional capital contribution
     by                                         -             -           46,000                 -                  -
       Bendata, Inc. stockholders
    Issuance of common stock by
       Bendata, Inc.                            -             -           30,000                 -                  -
    Amortization of deferred
        compensation                            -             -                -           213,000                  -
    Dividend paid                               -                              -                 -                  -
    S corporation distribution and
       combination of minority interest
       in Astea BV (see Notes 1 and             -             -          370,000                 -                  -
       19)
    Cumulative currency translation
      adjustment                                -             -                -                 -           (115,000)
    Net income                                  -             -                -                 -                  -
                                       --------------------------------------------------------------------------------
Balance, December 31, 1995                      -       124,000       45,600,000          (388,000)          (115,000)
    Issuance of common stock for the
       purchase of  Astea
        International                           -         2,000        4,998,000                 -                  -
      AB (see Note 5)
    Grant of stock options below
        fair market value                       -             -           31,000           (31,000)                 -
    Exercise of stock options                   -         5,000          544,000                 -                  -
    Amortization of deferred
       compensation                             -             -                -           162,000                  -
    Cancellation of options granted             -             -          (97,000)           97,000                  -
    S corporation distribution (see
       Note 19)                                 -             -       (1,979,000)                -                  -
    Cumulative currency translation
       adjustment                               -             -                -                 -           (328,000)
    Net loss                                    -             -                -                 -                  -
                                       --------------------------------------------------------------------------------
Balance, December 31, 1996                      -       131,000       49,097,000          (160,000)          (443,000)
    Issuance of common stock in
      dispute settlement (see Note              -         1,000          202,000                 -                  -
       16)
   Grant of stock options in dispute
      settlement (see Note 16)                  -             -          157,000                 -                  -
   Exercise of stock options                    -         2,000           96,000                 -                  -
   Amortization of deferred
      compensation                              -             -                -            57,000                  -
   Cancellation of options granted              -             -          (60,000)           60,000                  -
   Issuance of common stock under
      employee stock purchase plan              -             -           93,000                 -                  -
   Cumulative currency translation
      adjustment                                -             -                -                 -           (302,000)
   Net loss                                     -             -                -                 -                  -
                                       --------------------------------------------------------------------------------
Balance, December 31, 1997             $        -      $134,000      $49,585,000         $ (43,000)         $(745,000)
                                       ================================================================================

                                                                      Total
                                              Retained Earnings    Stockholders'
                                                  (Deficit)           Equity
                                              -----------------    --------------
Balance, January 1, 1995                          $  4,963,000       $  6,368,000
    Sale of common stock in
       initial public offering, net
        of                                                   -         42,057,000
       offering costs
    Exercise of stock options                                -            145,000
    Stock option tax benefits                                -          1,070,000
    Additional capital contribution
     by                                                      -             46,000
       Bendata, Inc. stockholders
    Issuance of common stock by
       Bendata, Inc.                                         -             30,000
    Amortization of deferred
        compensation                                         -            213,000
    Dividend paid                                     (345,000)          (345,000)
    S corporation distribution and
       combination of minority
       interest
       in Astea BV (see Notes 1 and                 (8,666,000)        (8,296,000)
       19)
    Cumulative currency translation
      adjustment                                             -           (115,000)
    Net income                                       6,747,000          6,747,000
                                       ------------------------------------------
Balance, December 31, 1995                           2,699,000         47,920,000
    Issuance of common stock for the
       purchase of  Astea
        International                                        -          5,000,000
      AB (see Note 5)
    Grant of stock options below
        fair market value                                    -                  -
    Exercise of stock options                                -            549,000
    Amortization of deferred
       compensation                                          -            162,000
    Cancellation of options granted                          -                  -
    S corporation distribution (see
       Note 19)                                              -         (1,979,000)
    Cumulative currency translation
       adjustment                                            -           (328,000)
    Net loss                                       (19,707,000)       (19,707,000)
                                       ------------------------------------------
Balance, December 31, 1996                         (17,008,000)        31,617,000
    Issuance of common stock in
      dispute settlement (see Note                           -            203,000
       16)
   Grant of stock options in dispute
      settlement (see Note 16)                               -            157,000
   Exercise of stock options                                 -             98,000
   Amortization of deferred
      compensation                                           -             57,000
   Cancellation of options granted                           -                  -
   Issuance of common stock under
      employee stock purchase plan                           -             93,000
   Cumulative currency translation
      adjustment                                             -           (302,000)
   Net loss                                        (18,494,000)       (18,494,000)
                                              -----------------------------------
Balance, December 31, 1997                        $(35,502,000)      $ 13,429,000
                                              ===================================

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                             1997                 1996                  1995
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $ (18,494,000)       $ (19,707,000)       $     6,747,000
   Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Goodwill write-down                                            2,058,000                    -                      -
        Expense related to stock, stock options and debt
            issued in dispute                                          1,522,000                    -                      -
        Write-off of capitalized software                                453,000                    -                      -
        Non-cash restructuring charges                                   832,000                    -                      -
        Depreciation and amortization                                  3,563,000            3,035,000              2,159,000
        Amortization of deferred compensation                             57,000              162,000                213,000
        Charge for purchased in process research and
            development                                                        -           13,810,000                      -
        Tax benefit from exercise of stock options                             -                    -              1,070,000
        Other                                                             31,000              (21,000)                77,000
        Changes in operating assets and liabilities, net of
             effect of acquired businesses:
            Receivables                                                6,022,000           (2,015,000)            (6,288,000)
            Prepaid expenses and other                                  (431,000)             (14,000)              (886,000)
            Income tax refund receivable                               1,516,000           (1,516,000)                     -
            Accounts payable and accrued
                expenses                                               2,622,000              259,000              4,302,000
            Deferred revenues                                          1,440,000               31,000               (190,000)
            Deferred income taxes                                              -             (376,000)            (1,058,000)
                                                                   ---------------------------------------------------------
   Net cash provided by (used in) operating activities                 1,191,000           (6,352,000)             6,146,000
                                                                   ---------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales (purchases) of investments available for sale                 7,635,000           21,828,000            (30,822,000)
   Purchases of property and equipment                                (1,254,000)          (2,830,000)            (1,952,000)
   Capitalized software development costs                               (950,000)          (1,858,000)              (957,000)
   Payment for acquired businesses, net of cash
      acquired                                                                 -           (9,710,000)            (1,312,000)
   Repayments of notes receivable from
      majority stockholder and his wife                                        -                    -                217,000
   Other                                                                       -                    -                 18,000
                                                                   ---------------------------------------------------------
      Net cash provided by (used in) investing activities              5,431,000            7,430,000            (34,808,000)
                                                                   ---------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) on line of credit                        (764,000)            (209,000)               200,000
   Proceeds from exercise of stock options and employee                  191,000              549,000                145,000
      stock purchase plan
   Net repayments of  long-term debt                                    (694,000)            (146,000)              (804,000)
   Proceeds from issuance of common stock, net                                 -                    -             42,057,000
   Decrease in amounts due to stockholder                                      -                    -             (1,431,000)
   S corporation distribution and dividends paid to
      stockholders                                                             -           (1,979,000)            (8,641,000)
   Other                                                                       -                    -                 46,000
                                                                   ---------------------------------------------------------
      Net cash provided by (used in) financing activities             (1,267,000)          (1,785,000)            31,572,000
                                                                   ---------------------------------------------------------
   Effect of exchange rate changes on cash and cash
       equivalents                                                        56,000               20,000                 (8,000)
                                                                   ---------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents                5,411,000             (687,000)             2,902,000
   Cash and cash equivalents balance, beginning of year                3,334,000            4,021,000              1,119,000
                                                                   ---------------------------------------------------------
   Cash and cash equivalents balance, end of year                  $   8,745,000        $   3,334,000        $     4,021,000
                                                                   =========================================================

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   COMPANY BACKGROUND

     Astea International Inc. (the "Company" or "Astea") develops, markets, licenses, implements and supports a suite of client/server and host-based applications for the Technology Enabled Relationship Management ("TERM") software market that permit organizations to automate field service, customer support and sales and marketing operations. The Company licenses its products to customers ranging from small, rapidly growing companies to large, multinational corporations with geographically dispersed operations. These customers represent a range of industries including telecommunications, computers and electronics, office equipment and third-party service and support organizations.

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

     In June 1996, the Company acquired Bebalon AB, the sole shareholder of E.L.G. Data AB which was the sole shareholder of Astea International AB, formerly Abalon AB (collectively "Abalon") in a transaction accounted for under the purchase method of accounting (see Note 5).

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

Revenue Recognition

     Depending on contract terms and conditions, software license fees are recognized upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. If significant vendor obligations exist at delivery and/or the product is subject to customer acceptance, revenue is deferred until no significant obligations remain and/or acceptance has occurred. If the payment of the license fee is coincident to services which are deemed to be essential to the transaction, the license fee is deferred and recognized using contract accounting over the period during which the services are performed. The Company's software licensing agreements provide for customer support (typically 90 days) and, in some instances, training. The portion of the license fee associated with customer support is unbundled from the license fee and is recognized ratably over the warranty period as maintenance revenue. The portion of the license fee for training is unbundled from the license fee and is recognized as services revenue as performed. The Company believes that its revenue recognition policy is in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 97-2, "Software Revenue Recognition."

     Services revenues, which include consulting, implementation and training, are recognized as performed. Maintenance revenues are recognized ratably over the terms of the maintenance agreements.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments Available for Sale

     Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 1997 and 1996, all short-term investments have been classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. As of December 31, 1997 and 1996, unrealized losses and gains were not material to the financial statements. Realized gains and losses, computed using specific identification, and declines in value determined to be permanent are recognized in the consolidated statements of income.

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

Capitalized Software Development Costs

     The Company capitalizes software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company capitalizes software development costs subsequent to the establishment of technological feasibility and until the product is available for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Development costs associated with product enhancements that extend the original product's life or significantly improve the original product's marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (three to five years), beginning with the initial release to customers. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. During 1997, the Company wrote-off capitalized software development costs that were no longer marketed by the Company (see Note 6). As of December 31, 1997, management believes that no revisions to the remaining useful life or write-downs of capitalized software development costs are required.

Goodwill

     Goodwill represents the excess of the purchase price for various acquisitions accounted for as purchases over the fair value of the net assets acquired (see Note 5) and is amortized on a straight-line basis over 10 years. The Company evaluates the realizability of goodwill based on estimates of undiscounted future cash flows over the remaining useful life of the net assets. If the amount of such estimated undiscounted future cash flows is less than the net book value of the related assets, the assets and related goodwill would be written down to its net realizable value. No such write-down was required for the years ended December 31, 1996 and 1995. In 1997, the Company wrote down the value of goodwill related to Astea BV (see Note 6). No further write-downs are required for the year ended December 31, 1997.

Major Customers

     In 1997 and 1996, the Company had no customers which accounted for more than 10% of total revenues. In 1995, the Company had one customer which accounted for 19% of total revenues.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of investments available for sale and trade receivables. The Company does not require collateral from its customers.

Stock Split

     On May 23, 1995, the Company effected a 4.75-for-1 stock split in the form of a stock dividend. All references in the accompanying consolidated financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the stock split.

Supplemental Cash Flow Information

     For the years ended December 31, 1997, 1996 and 1995, the Company paid interest of $500,000, $513,000 and $582,000, respectively (of which $242,000,
$330,000 and $348,000, respectively, was paid to the majority stockholder and his wife (see Note 19)), federal income taxes of zero, $998,000 and $660,000, respectively, and state income taxes of zero, $179,000, and $212,000, respectively. In 1997, the Company received a refund of federal income tax of $1,516,000.

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

     Prior to the Merger (see Note 4), Bendata, Inc. had elected to be taxed under Subchapter S of the Internal Revenue Code for federal income taxes and in certain states and Bendata (UK) Limited LLC ("Bendata UK") (a Colorado limited liability corporation) was taxed under U.S. partnership income tax rules and regulations. As a result, Bendata was not subject to federal income taxes, and the taxable income of Bendata was included in Bendata, Inc.'s stockholders' or Bendata UK's members' individual tax returns, respectively. In connection with the Merger, Bendata, Inc. terminated its status as an S corporation and Bendata UK terminated its partnership status and is now subject to federal and state income taxes. The Company recorded tax expense of $575,000 as a result of establishing a net deferred tax liability in connection with the Merger.

Currency Translation

     The accounts of the international subsidiaries and branch operations are translated in accordance with SFAS No. 52, "Foreign Currency Translation," which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the year. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a cumulative currency translation adjustment in the accompanying consolidated statements of stockholders' equity. Transaction gains and losses are included in net income. There are no material transaction gains or losses in the accompanying consolidated financial statements for the periods presented.

Earnings (Loss) Per Share

     The Company has adopted SFAS No. 128 , "Earnings per Share," which supersedes APB Opinion No. 15 ("APB No. 15"), "Earnings per Share." Pursuant to SFAS No. 128, dual presentation of basic and diluted earnings per share ("EPS") is required for companies with complex capital structures on the face of the statements of income. Basic EPS, which replaced primary EPS, is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS, which replaced fully diluted EPS, reflects the potential dilution from the exercise or conversion of securities into common stock. Options to purchase 1,980,000 and 1,859,000 shares of common stock with an average exercise price per share of $2.62 and $4.93 were outstanding as of December 31, 1997 and 1996, respectively, but were excluded from the diluted loss per common share calculation as the inclusion of these options would have an antidilutive effect. For the year ended December 31, 1995, the weighted average number of common shares outstanding (used to compute basic EPS) was 10,514,000. The diluted effect of common stock options was 970,000. Therefore, the number of shares used to compute diluted EPS for the year ended December 31, 1995 was 11,484,000. The Company adopted SFAS No. 128 in its December 31, 1997 financial statements.

In accordance with SFAS No. 128, all earnings (loss) per common share data previously reported have been restated to comply with its provisions. The effect of this accounting change on previously reported earnings (loss) per common share data is as follows:

YEARS ENDED DECEMBER 31,                                                          1996                1995
--------------------------------------------------------------------------------------------------------------
Per common share amounts:
Primary earnings (loss) per common share as reported                            $(1.53)              $0.59
Effect of SFAS No. 128                                                               -                0.05
                                                                    ------------------------------------------
Basic earnings (loss) per common share as restated                              $(1.53)              $0.64
                                                                    ==========================================

Fully diluted earnings (loss) per common share as reported                      $(1.53)              $0.59
Effect of SFAS No. 128                                                               -                   -
                                                                    ------------------------------------------
Diluted earnings (loss) per common share as restated                            $(1.53)              $0.59
                                                                    ==========================================

New Accounting Pronouncements

     SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," were issued in June 1997. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with equal prominence as other financial statements. SFAS No. 130 is required to be adopted for the Company's fiscal year ending December 31, 1998. The adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is required to be adopted for the Company's 1998 year-end financial statements. The Company is currently evaluating the impact, if any, of the adoption of this pronouncement on the Company's existing disclosures.

3.   PRO FORMA INFORMATION (UNAUDITED)

Pro Forma Income Tax Provision

     On July 26, 1995, Astea terminated its status as an S corporation and, as a result, is now subject to federal and additional state income taxes. In connection with the Merger, Bendata, Inc. terminated its status as a S corporation and Bendata UK terminated its partnership status and, as a result, are now subject to federal and state income taxes. Accordingly, for informational purposes, the accompanying consolidated statements of income for the years ended December 31, 1996 and 1995 include an unaudited pro forma adjustment for the income taxes that would have been recorded if Astea and Bendata had been C corporations, based on the tax laws in effect during the respective periods.

Pro Forma Basic and Diluted Earnings (Loss) Per Share

     Pro forma basic and diluted earnings (loss) per share for 1996 and 1995 were calculated by dividing pro forma earnings (loss) by the shares used in computing basic and diluted earnings (loss) per share, respectively. All share and per share amounts have been adjusted retroactively to give effect to the Bendata merger discussed in Note 4 and the stock split discussed in Note 2.

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

     A reconciliation of previously reported sales and earnings for the year ended December 31, 1995 is as follows:

     Revenues:                                                       $43,016,000
         Previously reported                                          10,950,000
                                                            --------------------
         Bendata                                                      53,966,000
                                                            ====================

     Net income:                                                     $ 6,697,000
         Previously reported                                              50,000
                                                            --------------------
         Bendata                                                     $ 6,747,000
                                                            ====================

     Pro forma net income (Note 3) (unaudited):                      $ 5,147,000
         Previously reported                                              31,000
         Bendata                                            --------------------
                                                                     $ 5,178,000
                                                            ====================

5.   ACQUISITIONS

Acquisition of Astea BV

     On February 1, 1995, the Company and its majority stockholder acquired all of the issued and outstanding shares of Astea BV for $1,760,000 (see Note 1).

     The following assets were acquired and liabilities were assumed in connection with the acquisition of Astea BV:

     Accounts receivable                                                 $ 1,480,000
     Property and equipment                                                  120,000
     Goodwill                                                              2,628,000
     Accounts payable and accrued expenses                                (2,818,000)
     Capitalized lease obligations                                           (98,000)
                                                             -----------------------
     Cash paid, net of cash acquired of $448,000                         $ 1,312,000
                                                             =======================

Acquisition of Astea International AB

     On June 28, 1996, the Company acquired all of the issued and outstanding shares of Astea International AB in exchange for $9,652,000 in cash, 233,236 shares of common stock and a $900,000 note payable in equal annual installments in cash or stock over three years. In connection with the acquisition, the Company recorded a one-time charge of $13,810,000 related to the fair value of in process research and development. The following assets were acquired, liabilities were assumed and expense incurred in connection with the acquisition of Astea International AB:

     Purchased in process research and
            development                                              $13,810,000
     Accounts receivable                                               1,251,000
     Prepaid expenses                                                    338,000
     Capitalized software development costs                            1,190,000
     Goodwill                                                            935,000
     Property and equipment                                              607,000
     Other liabilities                                                (1,508,000)
     Accounts payable and accrued expenses                            (1,182,000)
     Present value of notes payable to former owners                    (789,000)
     Fair value of common stock issued                                (5,000,000)
                                                             -------------------
     Cash paid                                                       $ 9,652,000
                                                             ===================

Acquisition of Professional Help Desk

     In 1996, the Company acquired certain assets and liabilities of Professional Help Desk PTY Limited ("Professional Help Desk"), an Australian distributor, for $58,000, forgiveness of a Bendata UK royalty receivable of $213,000 and minimum future royalty payments with a present value of $98,000.

     The Company accounted for the acquisitions of Astea BV, Astea International AB and Professional Help Desk as purchases and, accordingly, the purchase prices were allocated based on the estimated fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the net assets acquired of $3,933,000 has been recorded as goodwill and is being amortized over ten years on a straight-line basis. During 1997, the Company wrote-off goodwill of $2,628,000 and related accumulated amortization of $570,000 (see Note 6). Goodwill is net of accumulated amortization of $202,000 and $560,000 as of December 31, 1997 and 1996, respectively. Amortization expense for the years ended December 31, 1997, 1996 and 1995 was $212,000, $326,000 and $234,000, respectively.

     Results of operations after the acquisition dates are included in the consolidated statements of income. The following unaudited pro forma information has been prepared assuming that the Astea International AB acquisition had taken place on January 1, 1995. The pro forma effects of the Astea BV acquisition on the 1995 results of operations and the Professional Help Desk acquisition on the 1996 and 1995 results of operations are immaterial. The pro forma information includes the elimination of the Bendata Merger costs (see Note 4) and the charge for purchased in process research and development, pro forma adjustments for interest expense that would have been incurred to finance the purchase, amortization of intangibles arising from the transaction and pro forma income taxes for Astea and Bendata (see Note 3). The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the transaction been effective on the assumed date, nor is it necessarily indicative of future operating results.

                                                                       (unaudited)
     -----------------------------------------------------------------------------------------------
     Years ended December 31,                                  1996                     1995
     -----------------------------------------------------------------------------------------------
     Revenues                                                 $ 66,175,000               $59,902,000
     Net income (loss)                                        $(20,421,000)              $ 4,693,000
     Basic earnings (loss) per share                          $      (1.59)              $      0.45
     Diluted earnings (loss) per share                        $      (1.59)              $      0.41

6.   RESTRUCTURING AND OTHER CHARGES

     During the first quarter of 1997, the Company recorded a restructuring charge of $5,328,000 for actions aimed at reducing costs and consolidating its development activities primarily in its service automation product line. These costs included accruals for severance costs of $1,713,000, office closing costs and unutilized lease expense of $3,136,000, including $1,597,000 of non-cash writedowns of property and equipment, and other consolidation costs of $479,000.

     As of December 31, 1997, the balance of the accrued restructuring charge of $1,868,000 is required for longer term real and personal property leases and severance commitments payable through June 1999 (see Note 13).

     Included in cost of software license fees in the first quarter of 1997 is a write-off of $453,000 of capitalized software development costs related to one of the Company's support automation products, PowerHelp, and to older versions of certain service automation modules which are no longer marketed by the Company.

     As a result of the restructuring, during the first quarter of 1997, the Company recorded a goodwill impairment charge of $2,058,000 which is included in general and administrative expense on the accompanying consolidated statements of income. This charge related to the 1995 acquisition of Astea BV which experienced a deterioration in its operations. In 1997, as a result of the restructuring of its operation, the Company closed certain locations which were part of Astea BV.

7.   CASH AND CASH EQUIVALENTS

DECEMBER 31,                                                  1997                   1996
-----------------------------------------------------------------------------------------------
Cash and money market accounts                                $7,745,000             $3,334,000
Commercial Paper                                               1,000,000                      -
                                                      -----------------------------------------
                                                              $8,745,000             $3,334,000
                                                      =========================================

8.   INVESTMENTS AVAILABLE FOR SALE

DECEMBER 31,                                                  1997                  1996
--------------------------------------------------------------------------------------------------
U.S. Government Agencies Securities                            $1,054,000  $                     -
Corporate bonds                                                   305,000                  969,000
Municipal securities                                                    -                4,700,000
Auction market preferred stock                                          -                3,325,000
                                                      --------------------------------------------
                                                               $1,359,000               $8,994,000
                                                      ============================================

       All investments available for sale have maturities of less than twelve months from the respective balance sheet date. Losses on sales of securities for the years ended December 31, 1997 and 1996 were $24,000 and $59,000, respectively, and have been included in interest expense in the accompanying consolidated statements of income. No gains or losses on transactions were recorded in fiscal year 1995 as all sales occurred at par value upon maturity of the securities.

9.    RECEIVABLES

       December 31,                         1997              1996
     -------------------------------------------------------------------
       Billed receivables                 $14,813,000        $19,801,000
       Unbilled receivables                 2,369,000          3,180,000
       Royalties receivable                   876,000          1,187,000
       Other                                   10,000             19,000
                                          ------------------------------
                                          $18,068,000        $24,187,000
                                          ==============================

       Billed receivables represent billings for the Company's products and services to end users, while royalties receivable represents billings to the Company's value added resellers. Both balances are shown net of reserves for estimated uncollectible amounts. Unbilled receivables represent contractual amounts due within one year under software licenses which are not yet billable.

10.    PROPERTY AND EQUIPMENT

                                                     USEFUL LIFE/                 DECEMBER 31,
                                                                    --------------------------------------
                                                      LEASETERM             1997                1996
                                                      ---------             ----                ----
       Building under capital lease                      16           $          -         $ 2,462,000
       Computers and related equipment                    3              6,265,000           6,544,000
       Furniture and fixtures                            10              1,058,000           1,386,000
       Equipment under capital leases                   3-5              1,076,000           1,097,000
       Leasehold improvements                            15                 71,000             810,000
       Office equipment                                   7                366,000             706,000
       Other                                              5                 50,000              47,000
                                                                    --------------------------------------
                                                                         8,886,000          13,052,000
       Less:  Accumulated depreciation
           and amortization                                             (4,928,000)         (4,935,000)
                                                                    --------------------------------------
                                                                       $ 3,958,000         $ 8,117,000
                                                                    ======================================

       During 1997, the Company wrote-off property and equipment of $3,287,000 and accumulated depreciation and amortization of $1,973,000 and recorded a net charge to the restructuring accrual of $1,314,000 (see Note 6). Additionally, during 1997, the Company terminated the building lease with its majority stockholder and his wife and wrote-off $2,462,000 of building under capital lease and $576,000 of accumulated amortization (see Note 19).

       Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $2,389,000, $1,970,000 and $1,129,000, respectively.

       Equipment under capital leases includes telephone systems, computers and related equipment. Title to the property is owned by the financing companies. The gross book value of equipment securing these leases is $1,076,000 and $1,558,000 as of December 31, 1997 and 1996, respectively. Accumulated amortization on assets under capital leases as of December 31, 1997 and 1996 was $388,000 and $754,000, respectively.

11.    CAPITALIZED SOFTWARE DEVELOPMENT COSTS

       DECEMBER 31,                                        1997                1996
     ------------------------------------------------------------------------------------
       Capitalized software development costs           $ 6,507,000         $ 6,280,000
       Less:  Accumulated amortization                   (2,951,000)         (2,258,000)
                                                        ---------------------------------
                                                        $ 3,556,000         $ 4,022,000
                                                        =================================

       The Company capitalized software development costs for the years ended December 31, 1997, 1996 and 1995 of $950,000, $1,858,000, and $957,000,
respectively. Amortization of software development costs for the years ended December 31, 1997, 1996 and 1995 was $963,000, $739,000, and $796,000,
respectively. During 1997, the Company wrote-off capitalized software development costs of $723,000 and related accumulated amortization of $270,000 (see Note 6).

12.    LINES OF CREDIT

       The Company has two credit agreements with two banks: a $2,000,000 line of credit with interest at the bank's prime rate (8.5% at December 31, 1997) and a revolving line of credit (with a Swedish bank) for borrowings up to $1,007,000, translated at the December 31, 1997 exchange rate, with interest at the bank's prime rate plus 2.4% (6.9% at December 31, 1997). Borrowings under the $2,000,000 facility are secured by $2,000,000 of the Company's investments. Borrowings under the Swedish facility are secured by a first security interest in substantially all of Astea International AB's assets. Both agreements require the Company to maintain certain financial and nonfinancial covenants, as defined. During 1997, the Company has not been in compliance with certain loan covenants under the $2,000,000 facility. The Company has obtained a waiver from the bank relating to such non-compliance

       The $2,000,000 line of credit expires on June 1, 1998 and the Swedish line of credit expires on December 31, 1998. At December 31, 1996, the Swedish facility included an overdraft provision of $145,000 which expired on January 31, 1997.

       During 1997, the highest outstanding balance, the average outstanding balance and the weighted average interest rate on the $2,000,000 facility were $1,300,000, $7,000 and 8.4%, respectively, and on the Swedish facility were $1,182,000, $950,000 and 6.6%, respectively.

13.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       DECEMBER 31,                                               1997               1996
     ----------------------------------------------------------------------------------------
       Accounts payable                                         $ 7,008,000       $ 5,570,000
       Accrued compensation and related benefits                  2,516,000         3,385,000
       Accrued restructuring (see Note 6)                         1,868,000                 -
       Reserve for contingencies (see Note 16)                    1,087,000           215,000
       Other accrued liabilities                                  1,270,000         1,906,000
                                                              -------------------------------
                                                                $13,749,000       $11,076,000
                                                              ===============================

14.    LONG-TERM DEBT

       DECEMBER 31,                                                   1997                1996
     ----------------------------------------------------------------------------------------------
       Capitalized lease obligations (see Note 16)                 $ 1,018,000           $3,346,000
       Notes payable to former owners of acquired
           companies (see Note 5)                                      609,000              887,000
       Note payable to customer (see Note 16)                          337,000                    -
       Note payable to stockholder (see Note 16)                       757,000                    -
                                                                  ---------------------------------
                                                                     2,721,000            4,233,000
       Less:  Current portion                                       (1,085,000)            (525,000)
                                                                  ---------------------------------
                                                                   $ 1,636,000           $3,708,000
                                                                  =================================

       During 1997, the Company terminated the building lease with its majority stockholder and his wife and wrote-off $2,433,000 of capital lease obligations (see Note 19).

       Minimum principal repayments of long term debt as of December 31, 1997, excluding capitalized lease obligations (see Note 16), are $876,000 in 1998, $421,000 in 1999, $171,000 in 2000, $186,000 in 2001 and $49,000 in 2002. The
carrying amount of the Company's long-term debt approximates its fair value.

15.    INCOME TAXES

       In July 1995 (see Note 2), Astea terminated its status as a S corporation and as of that date, has been subject to federal and state income taxes.

       The provision (benefit) for income taxes is as follows:

       YEARS ENDED DECEMBER 31,                        1997               1996               1995
     ------------------------------------------------------------------------------------------------------
       Current
           Federal                                   $(2,834,000)       $(2,837,000)        $2,118,000
           State                                               -             27,000            525,000
           Foreign                                    (2,540,000)           140,000                  -
                                             ---------------------------------------------------------
                                                      (5,374,000)        (2,670,000)         2,643,000
       Deferred
           Federal                                     1,132,000             80,000           (185,000)
           State                                               -                  -            (57,000)
           Foreign                                             -           (728,000)                 -
                                             ---------------------------------------------------------
                                                       1,132,000           (648,000)          (242,000)

       Reinstatement of deferred
           income tax assets                                   -            575,000           (518,000)
                                             ---------------------------------------------------------
                                                      (4,242,000)        (2,743,000)         1,883,000
                                             ---------------------------------------------------------
       Valuation allowance                             4,254,000          1,130,000                  -
                                             ---------------------------------------------------------
                                                     $    12,000        $(1,613,000)        $1,883,000
                                             =========================================================

       The approximate income tax effect of each type of temporary difference is as follows:

       DECEMBER 31,                                                    1997                          1996
     ---------------------------------------------------------------------------------------------------------------
       Current deferred income tax assets (liabilities):

         Revenue recognition                                        $ 2,517,000                     $   582,000
         Accruals and reserves not
             currently deductible for tax                             1,569,000                       1,431,000
         Cash basis of accounting                                      (443,000)                       (239,000)
         Benefit of operating loss
             carryforward                                                95,000                          95,000
         Valuation reserve                                           (1,464,000)                              -
                                                            ---------------------------------------------------
                                                                      2,274,000                       1,869,000
       Non -current deferred income tax
         assets (liabilities):
         Benefit of operating loss
             carryforward                                             3,947,000                       1,527,000
         Deferred compensation                                           17,000                         142,000
         Capitalized lease obligations                                        -                         194,000
         Capitalized software
             development costs                                       (1,347,000)                     (1,437,000)
         Depreciation methods                                           (49,000)                         (4,000)
         Cash basis of accounting                                             -                        (239,000)
         Valuation reserve                                           (3,920,000)                     (1,130,000)
                                                            ---------------------------------------------------
                                                                     (1,352,000)                       (947,000)
                                                            ---------------------------------------------------
         Net deferred income tax asset                              $   922,000                     $   922,000
                                                            ===================================================

       Due to the uncertainty of the ultimate realization of certain net operating losses and other current deferred tax assets, the Company has provided a valuation reserve for the deferred tax assets as of December 31,1997. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

       The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

       YEARS ENDED DECEMBER 31,                                   1997            1996          1995
     ----------------------------------------------------------------------------------------------------
       Federal statutory tax rate                                 (34.0)%       (34.0)%          34.0%
       Valuation reserve                                           15.3           5.3              -
       Net operating losses from foreign
            subsidiaries not benefitted                            13.7           1.0            2.2
       Nondeductible Abalon acquisition and
            Bendata merger expenses                                   -          24.1              -
       Reinstatement of deferred taxes
            upon conversion to C corporation
            status                                                    -           2.7           (6.0)
       State income taxes, net of federal tax
            benefit                                                   -           0.1            3.9
       Income not subject to corporate taxes
            due to S corporation status                               -          (0.5)         (16.7)
       Nondeductible expenses                                      (0.3)         (0.4)           1.0
       Other                                                        5.2          (5.9)           3.4
                                                       ---------------------------------------------
                                                                   (0.1)%        (7.6)%         21.8%
                                                       =============================================

       As of December 31, 1997, the Company had a net operating loss carryforward for United States federal income tax purposes of approximately $20,317,000. Included in the aggregate net operating loss carryforward is $9,129,000 of tax deductions related to equity transactions, the benefit of which will be credited to stockholders' equity, if and when realized after the other tax deductions in the carryforwards have been realized. The net operating loss carryforward began to expire in 1998.

16.    COMMITMENTS AND CONTINGENCIES

       The Company leases facilities and equipment under noncancelable operating leases and equipment under noncancelable capital leases. Interest rates on the capital leases range from 9.0% to 9.2%.

       Rent expense under all operating leases for the years ended December 31, 1997, 1996 and 1995 was $2,521,000, $1,974,000, and $1,028,000, respectively.

       Future minimum lease payments under the Company's leases as of December 31, 1997 are as follows:

                                  OPERATING LEASES         CAPITAL LEASES
                              ------------------------  --------------------
1998                                       $ 2,665,000           $  301,000
1999                                         2,362,000              293,000
2000                                         1,963,000              293,000
2001                                         1,913,000              314,000
2002                                         1,634,000               43,000
Thereafter                                     504,000                    -
                               -----------------------------------------------
Total minimum lease payments               $11,041,000           $1,244,000
                               ===============================================

Less: Amount representing interest                                 (226,000)
                                                        ----------------------

Present value of future minimum lease payments                    1,018,000
Less: Current portion                                              (209,000)
                                                        ----------------------
                                                                 $  809,000
                                                        ======================

       In September 1997, the Company settled a dispute with a customer regarding the implementation of the Company's software products. In conjunction with the settlement, the Company issued 81,000 shares of common stock, paid $300,000 on October 1, 1997 and entered into a non-interest bearing promissory note for $337,000 which is payable on March 31, 1998.

       In 1995, the Company entered into a beta software development agreement with a customer which was amended on February 13, 1998. The Company was required to deliver various versions of beta releases of this software product throughout 1996 and is required to deliver a commercial release version of this software product prior to August 31, 1998. In 1996, the Company accrued $272,000 of penalties related to the late deliveries of the beta versions of the software product. The Company could incur an additional penalty of $425,000 if the scheduled delivery of the commercial release of the software product is not made in accordance with the agreement. In conjunction with the contract amendment, the Company was required to obtain a letter of credit for $425,000. Management does not expect any significant losses to result from this amended agreement.

       In connection with the settlement of a dispute and to avoid potential litigation with a stockholder, the Company entered into an agreement with a stockholder which provided, among other items, a $1,000,000 non-interest bearing promissory note payable in twenty equal quarterly installments through June 30, 2002 (present value of $825,000), a non-qualified stock option grant to purchase 90,000 shares of the Company's common stock with a fair value of $157,000 and a $300,000 cash payment made on October 1, 1997.

       The Company is from time to time involved in certain legal actions and customer disputes arising in the ordinary course of business. In the Company's opinion, the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

17.    PROFIT SHARING PLAN

       The Company maintains a voluntary profit sharing plan, including a
Section 401(k) feature, covering all qualified and eligible employees. Company contributions to the plan are determined at the discretion of the Board of Directors. For the years ended December 31, 1997 and 1996, the Company did not make any contributions. For the year ended December 31, 1995, profit sharing contributions by the Company were $201,000.

18.    EQUITY PLANS

Stock Option Plans

       The Company has Stock Option Plans (the "Plans") under which incentive and non-qualified stock options may be granted to its employees, officers, directors and others. Generally, incentive stock options are granted at fair value, become exercisable over a four-year period, and are subject to the employee's continued employment. Non-qualified options are granted at exercise prices determined by the Board of Directors and vest over varying periods. A summary of the status of the Company's stock options as of December 31, 1997, 1996 and 1995 and changes during the years then ended is as follows:


                                                                    OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                                               ---------------------------------------------------------------
                                                   SHARES                       WTD. AVG.                        WTD. AVG.
                                                  AVAILABLE                     EXERCISE                         EXERCISE
                                                  FOR GRANT        SHARES       PRICE           SHARES           PRICE
Balance, January 1, 1995                           844,000        1,506,000     $ 1.18          587,000          $0.40
   Authorized                                      200,000                -          -
   Granted at market                              (463,000)         463,000      17.25
   Cancelled                                        51,000          (51,000)      5.15
   Exercised                                             -         (203,000)      0.86
                                           -----------------------------------------------------------------------------------
Balance, December 31, 1995                         632,000        1,715,000       5.75          664,000          $0.46
   Granted at market                              (893,000)         893,000      15.26
   Granted below market                            (80,000)          80,000      24.77
   Granted outside Plan at market                        -          184,000       6.04
   Cancelled                                       529,000         (529,000)     14.06
   Cancelled outside Plan                                           (15,000)      6.50
   Exercised                                             -         (469,000)      1.17
                                           -----------------------------------------------------------------------------------
Balance, December 31, 1996                         188,000        1,859,000       4.93          590,000          $2.79
   Authorized                                      500,000                -          -
   Granted at market                            (1,539,000)       1,539,000       2.68
   Granted outside Plan at market                        -          721,000       3.35
   Cancelled                                     1,556,000       (1,556,000)      5.28
   Cancelled outside Plan                                -         (433,000)      5.12
   Exercised                                             -         (150,000)      0.65
                                           -----------------------------------------------------------------------------------
Balance, December 31, 1997                         705,000        1,980,000       2.62          774,000          $2.25
                                           ===================================================================================

       The following table summarizes information about stock options outstanding at December 31, 1997:

                                         OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                             -------------------------------------------         --------------------------------
                                            WEIGHTED
                                             AVERAGE        WEIGHTED                                 WEIGHTED
         RANGE OF              NUMBER       REMAINING       AVERAGE                NUMBER            AVERAGE
      EXERCISE PRICES        OUTSTANDING   CONTRACTUAL    EXERCISE PRICE         EXERCISABLE       EXERCISE PRICE
      ---------------        -----------   -----------    --------------         -----------       --------------
                                              LIFE
                                              ----
     $ 0.21  -  $ 2.50          671,000       7.42           $ 1.48                 338,000            $ 0.85
       2.52  -    2.52          924,000       8.70             2.52                 296,000              2.52
       2.56  -    7.75          325,000       10.0             2.98                 116,000              3.04
      15.00  -   15.00           60,000       7.57            15.00                  24,000             15.00
                              ---------                                             -------
       0.21  -   15.00        1,980,000       8.48             2.62                 774,000              2.25
                              =========                                             =======

       In July 1996, the Company repriced all outstanding non-officer employee options to $7.75, the fair market value on the new grant date. In October 1996, the Company repriced certain outstanding officer options to the current fair market value of $5.50. In April 1997, the Company repriced all outstanding employee options to $2.52, the fair market value on the new grant date. Options granted to directors under the 1995 Director Plan were not repriced.

       The Company accounts for options and the employee stock purchase plan under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," under which deferred compensation expense has been recorded for options granted with exercise prices below fair value. The deferred compensation is charged to expense ratably over the vesting period. Had compensation cost for the Company's stock options and employee stock purchase plan been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and basic and diluted earnings
(loss) per share would have been:

                                                   1997                     1996                   1995
                                           -----------------------------------------------------------------------
Net income (loss)-as reported                  $(18,494,000)            $(19,707,000)           $6,747,000
Net income (loss)-pro forma                    $(22,103,000)            $(24,266,000)           $3,986,000

Basic earnings (loss) per share-
    as reported                                $      (1.40)            $      (1.53)           $     0.64
Diluted earnings (loss) per share-
    as reported                                $      (1.40)            $      (1.53)           $     0.59
Diluted earnings (loss) per share-
    pro forma                                  $      (1.67)            $      (1.89)           $     0.35

       The resulting effect on pro forma net income (loss) and net income (loss) per share disclosed for 1997, 1996 and 1995 is not likely to be representative of the effects on net income (loss) and net income (loss) per share on a pro forma basis in future years, because 1997, 1996 and 1995 pro forma results include the impact of only three, two and one years, respectively, of grants and related vesting, while subsequent years will include additional years of grants and vesting.

       The weighted average fair value of those options granted during the years ended December 31, 1997, 1996 and 1995 was estimated as $1.84, $7.31 and $12.10, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 6.60%, 6.48% and 5.98% for 1997, 1996 and 1995 grants, respectively; an expected life of six years; volatility of 85%; and a dividend yield of zero for 1997, 1996 and 1995 grants.

       The weighted average fair value of the employee purchase rights granted in 1997 and 1996 was $1.51 and $9.52, respectively. The fair value of the purchase rights was estimated using the Black-Scholes model with the following weighted average assumptions: risk-free interest rate of 6.10% and 5.46% for 1997 and 1996, respectively; an expected life of six months; volatility of 85%; and a dividend yield of zero for 1997 and 1996.

Employee Stock Purchase Plan

       In May 1995, the Company adopted an employee stock purchase plan (the "ESPP") which allows full-time employees with one year of service the opportunity to purchase shares of the Company's common stock through payroll deductions at the end of bi-annual purchase periods. The purchase price is the lower of 85% of the average market price on the first or last day of the purchase periods. An employee may purchase up to a maximum of 500 shares or 10% of the employee's base salary, whichever is less, provided that the employee's ownership of the Company's stock is less than 5% as defined in the ESPP. Pursuant to the ESPP, 250,000 shares of common stock were reserved for issuance. During 1997, 24,357 shares were purchased. During 1996 and 1995, no shares were purchased under the ESPP. At December 31, 1997, there were 225,643 shares available for future purchases.

19.    RELATED PARTY TRANSACTIONS

       The Company had leased certain of its office facilities from its majority stockholder and his wife under a noncancelable capital lease which had an original expiration date of 2009 and required annual lease payments of $399,000. Payments of $283,000, $399,000 and $399,000 for the years ended December 31, 1997, 1996 and 1995, respectively, were made by the Company under this lease. On September 17, 1997, the Company entered into a lease termination agreement with the majority stockholder and his wife, whereby, the Company agreed to pay $583,000. During 1997, the Company paid $272,000 of this amount, with the remainder of $311,000 paid in February 1998. In conjunction with the lease termination, the Company wrote-off the building under capital lease, net of accumulated amortization and the capital lease obligation and recorded a net charge of $36,000 to the restructuring accrual. In management's opinion, the terms of this related party lease and the related lease termination were at least as favorable to the Company as could have been obtained from an unaffiliated third party.

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

       Prior to the acquisition of Bendata, Inc. by the Company, the former majority stockholder of Bendata, Inc. received a note payable of $1,500,000 in exchange for the contribution of certain assets. The note was payable upon demand at an interest rate of 7%. The note was repaid in full as of December 31, 1995. Total payments during 1995 were $1,181,000 including principal of $1,139,000 and interest of $42,000. During 1995, Bendata, Inc. made distributions of $345,000 to its stockholders.

       In 1997, 1996 and 1995, the Company paid premiums on behalf of the majority stockholder and his wife of $52,000, $70,000 and $75,000, respectively, under split dollar life insurance policies.

  20.  GEOGRAPHIC SEGMENT DATA

       The Company operates in one business segment. The following table presents information about the Company's operations by geographic area:

Year ended December 31,                1997           1996           1995
-----------------------------------------------------------------------------
  Revenues:
    Software license fees
      United States
        Domestic                   $ 14,267,000   $ 17,515,000   $ 23,546,000
        Export                        1,093,000      1,575,000        814,000
      Transfers between
      geographic areas                1,655,000      1,917,000      2,227,000
                                   ------------------------------------------
                                     17,015,000     21,007,000     26,587,000

      Europe                          7,873,000      6,321,000      5,158,000
      Other foreign                   1,544,000      3,446,000        386,000
      Transfers between
        geographic areas                694,000      1,127,000        552,000
                                   ------------------------------------------
                                     10,110,000     10,894,000      6,096,000
      Eliminations                   (2,349,000)    (3,044,000)    (2,779,000)
                                   ------------------------------------------
                                     24,777,000     28,857,000     29,904,000
                                   ------------------------------------------

    Services and maintenance
      United States
        Domestic                     21,834,000     22,453,000     17,454,000
        Export                        1,344,000        948,000      1,049,000
                                   ------------------------------------------
                                     23,178,000     23,401,000     18,503,000
                                   ------------------------------------------
      Europe                         11,141,000      5,895,000      4,326,000
      Other foreign                   1,838,000      4,555,000      1,233,000
                                   ------------------------------------------
                                     36,157,000     33,851,000     24,062,000
                                   ------------------------------------------
                                    $60,934,000    $62,708,000    $53,966,000
                                   ==========================================

  Income (loss) from operations
      United States                $ (7,505,000)  $(18,796,000)  $  8,432,000
      Europe                         (6,073,000)      (939,000)     1,043,000
      Other foreign(1)               (4,889,000)    (2,156,000)    (1,024,000)
                                   ------------------------------------------
                                   $(18,467,000)  $(21,891,000)  $  8,451,000
                                   ==========================================

  Identifiable assets
      United States                $ 98,094,000   $100,123,000   $110,718,000
      Europe                          7,213,000      7,450,000      8,371,000
      Other foreign                   1,401,000      7,951,000      1,469,000
      Eliminations                  (64,935,000)   (57,833,000)   (51,188,000)
                                   ------------------------------------------
                                   $ 41,773,000   $ 57,691,000   $ 69,370,000
                                   ==========================================

(1) Included in operating losses from other foreign locations were $3,659,000, $1,727,000, and $600,000 for the years 1997, 1996, 1995, respectively, related to Astea Israel, which is primarily a development cost center. The Company conducts its primary development activities within its United States operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information concerning the directors of the Company is incorporated herein by reference to the information contained under the heading "Election of Directors" in the registrant's definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders to be held on May 14, 1998, which will be filed with the Securities and Exchange Commission not later than April 30, 1998 (the "Definitive Proxy Statement").

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information concerning certain relationships and related transactions required by this item is incorporated herein by reference to the information contained under the heading "Certain Relationships and Related Transactions" in the Definitive Proxy Statement. See also Note 19 of the Notes to the Consolidated Financial Statements of the Company appearing elsewhere in this Annual Report on Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1)(A)  Consolidated Financial Statements.

          i)    Consolidated Balance Sheets at December 31, 1997 and 1996
          ii) Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995
          iii) Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995
          iv) Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995
          v)    Notes to the Consolidated Financial Statements

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

          10.7 Amendment No. 1 to 1995 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997).

          10.8 1995 Employee Stock Purchase Plan Enrollment/Authorization Form (Incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8, filed on September 19, 1995 (File No. 33-97064)).

          10.9*    Amended and Restated 1995 Non-Employee Director Stock Option
                   Plan.

          10.10 Form of Non-Qualified Stock Option Agreement under the 1995 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed on September 19, 1995 (File No. 33-97064)).

          10.11    1997 Stock Option Plan (Incorporated herein by reference to
                   Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

          10.12 Form of Non-Qualified Stock Option Agreement under the 1997 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

          10.13 Form of Incentive Stock Option Agreement under the 1997 Stock Option Plan (Incorporated herein by reference to Exhibit
                   10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

          10.14*   1998 Stock Option Plan.

          10.15* Form of Non-Qualified Stock Option Agreement under the 1998 Stock Option Plan.

          10.16* Form of Incentive Stock Option Agreement under the 1998 Stock Option Plan.

          10.17 Amended and Restated Lease Agreement dated January 1, 1994, among Zack B. Bergreen, Zahava Bar-Nir, and the Company (Incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, as amended (File No. 33-92778)).

          10.18 Guaranty, dated as of January 24, 1994, among Zack B. Bergreen, Zahava Bar-Nir, and Continental Bank, predecessor of Midlantic Bank, N.A. (Incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, as amended (File No. 33-92778)).

          10.19 Promissory Note, dated as of November 24, 1994, payable by Zack B. Bergreen to the Company in the amount of $108,978.54 (Incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, as amended (File No. 33-92778)).

          10.20 Promissory Note, dated as of October 25, 1994, payable by Zack B. Bergreen to the Company in the amount of $108,836.88 (Incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, as amended (File No. 33-92778)).

          10.21 Termination of Lease Agreement dated September 17, 1997 by and between Zack B. Bergreen and Zahava Bar-Nir, as Landlords, and the Company, as Tenant (Incorporated by reference herein to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997).

          10.22 Agreement of Lease, dated July 12, 1996, between the Company and C/N Horsham Towne Limited Partnership (Incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                   1996).

          10.23 Amended and Restated Loan and Security Agreement, dated April 24, 1995, between the Company and Midlantic Bank, N.A., as amended by letter agreement dated May 22, 1995 (Incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1, as amended (File No. 33-92778)).

          10.24* Modification Agreement dated as of June 30, 1997, by and among the Company, PNC Bank, National Association, successor by merger to Midlantic Bank, N.A. and PNC Leasing Corp.

          10.25* Cross Collateralization Agreement dated June 30, 1997, by and among the Company, PNC Bank, National Association and PNC Leasing Corp.

          10.26 Registration Rights Agreement among the Company, Ronald J. Muns, Randall W. Casto and David Russell dated as of February 27, 1996 (Incorporated herein by reference to Exhibit 7.05 to the Company's Report on Form 8-K, filed on March 1, 1996).

          10.27 Agreement dated as of June 30, 1997 between the Company and Ronald J. Muns (Incorporated herein by reference to Exhibit No. 1 to Schedule 13-D/A dated July 7, 1997, by Ronald J. Muns, as reporting person, with respect to the Company, as issuer).

          10.28 Registration Rights Agreement, dated as of June 28, 1996, among the Company, Per Edstrom, Orjan Grinndal and Henrik Lindberg (Incorporated herein by reference to Exhibit 7.03 to the Company's Report on Form 8-K, filed on July 12, 1996).

          10.29 Amendment Agreement, dated as of November 26, 1996, among the Company, Per Edstrom, Orjan Grinndal and Henrik Lindberg (Incorporated herein by reference to Exhibit 7.01 to the Company's Report on Form 8-K, filed on November 27, 1996).

          10.30* Agreement among Vance F. Brown, Bendata, Inc., and the Company, dated as of November 14, 1997.

          10.31* Employment and Noncompetition Agreement among Per Edstrom, Abalon AB and the Company, dated June 28, 1996.

          10.32* Letter to Leonard von Vital regarding employment terms, dated November 6, 1993.

          10.33* Memorandum of John G. Phillips regarding employment terms, dated May 15, 1997.

          10.34* Letter to Robert G. Schwartz Jr. regarding severance agreement, dated February 17, 1998.

          21.1*    Subsidiaries of the Registrant.

          23.1*    Consent of Arthur Andersen LLP.

          24.1*    Powers of Attorney (See the Signature Page).

          27.1*    Financial Data Schedule.

          ___________________
          * Filed herewith

          (b)  Reports on Form 8-K.

          The Company filed no current reports on Form 8-K, or amendments to current reports on Form 8-K/A, during the fiscal quarter ended December 31, 1997.

          (c)  Exhibits.

     The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) set forth above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March, 1998.

                                 ASTEA INTERNATIONAL INC.


                                 By:  /s/ Zack B. Bergreen
                                      -----------------------
                                      Zack B. Bergreen
                                      Chairman and Chief
                                      Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Zack B. Bergreen and John G. Phillips, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                         Title                             Date
        ---------                         -----                             ----

  /s/ Zack B. Bergreen         Chairman and Chief Executive            March 30, 1998
--------------------------
  Zack B. Bergreen             Officer (Principal Executive Officer)

  /s/ John G. Phillips         Vice President and Chief                March 30, 1998
--------------------------
  John G. Phillips             Financial Officer (Principal
                               Financial and Accounting
                               Officer)

  /s/ Charles D. LaMotta       President, Chief Operating              March 30, 1998
--------------------------
  Charles D. LaMotta           Officer and Director

  /s/ Henry H. Greer           Director                                March 30, 1998
--------------------------
  Henry H. Greer

  /s/ Joseph J. Kroger         Director                                March 30, 1998
--------------------------
  Joseph J. Kroger

  /s/ Bruce R. Rusch           Director                                March 30, 1998
--------------------------
  Bruce R. Rusch

                                                                     SCHEDULE II

                            ASTEA INTERNATIONAL INC.

                       VALUATION AND QUALIFYING ACCOUNTS


                                 BALANCE AT                                      OTHER                      BALANCE AT
                                  BEGINNING                                   INCREASES/                    END OF
CLASSIFICATION                    OF PERIOD   ADDITIONS (1)  DEDUCTIONS (2)  DECREASES (3)  INCREASES (4)   PERIOD
-------------------------------  -----------  -------------  --------------  -------------  -------------   ------
For the Year Ended
  December 31, 1995

     Reserve for estimated
       uncollectible accounts     $1,024,000    $1,140,000       $(784,000)  $          -    $       -        $1,380,000

For the Year Ended
  December 31, 1996

     Reserve for estimated
       uncollectible accounts     $1,380,000    $  264,000       $(520,000)     $ 534,000        $23,000      $1,681,000

For the Year Ended
   December 31, 1997

     Reserve for estimated
       uncollectible accounts     $1,681,000    $1,744,000       $(969,000)     $(170,000)   $       -        $2,286,000

(1)  Amounts represent charges to expense and reductions to revenue.
(2) Amounts represent the write-off of receivables against established reserves.
(3) Amounts represent recoveries of previously written-off receivables and amounts reclassed from deferred revenues.
(4)  Amount represents the acquisition of Abalon.