Form 10-Q
period 1998-03-31
ASTEA INTERNATIONAL INC
filed 1998-05-14
CIK 945989

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  ___________________________________________

                                   FORM 10-Q
(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934

For the quarterly period ended          March 31, 1998
                               ---------------------------------

                                       or

[    ]  Transition Report Pursuant to Section 13 or 15(d) of The Securities
Exchange Act of 1934.
For the transition period from            to
                               -----------   ----------

                        Commission File Number: 0-26330
                                                -------

                            ASTEA INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                       23-2119058
        ------------------------------      --------------------
        (State or other jurisdiction of    (I.R.S. Employer
         incorporation or organization)      Identification No.)

         455 BUSINESS CENTER DRIVE, HORSHAM,  PA           19044
         ---------------------------------------           -----
        (Address of principal executive offices)         (Zip Code)

      Registrant's telephone number, including area code: (215) 682-2500
                                                           ---------------

                                    N/A
     ---------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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


As of May 11, 1998, 13,422,511 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                            ASTEA INTERNATIONAL INC.

                                    FORM 10Q
                                QUARTERLY REPORT
                                     INDEX

                                                                        Page No.
                                                                        --------

Facing Sheet                                                                 1

Index                                                                        2

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

             Consolidated Balance Sheets (Unaudited)                         3

             Consolidated Statements of Operations
             (Unaudited)                                                     4

             Consolidated Statements of Cash Flows
             (Unaudited)                                                     5

             Notes to Unaudited Consolidated Financial
             Statements                                                      6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                             7

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK      10

PART II - OTHER INFORMATION
---------------------------

ITEM 1.      LEGAL PROCEEDINGS                                              10

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS                      10

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                11

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            11

ITEM 5.      OTHER INFORMATION                                              11

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                               11

             SIGNATURES                                                     12

EXHIBIT 10.1 MODIFICATION AGREEMENT DATED APRIL 30, 1998 BY AND AMONG THE
             COMPANY, PNC BANK, NATIONAL ASSOCIATION AND PNC LEASING CORP.  13

EXHIBIT 27   FINANCIAL DATA SCHEDULE                                        17

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                           ASTEA INTERNATIONAL INC.
                            -------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)

                                                                                 March 31,              December 31,
                                                                                    1998                    1997
                                                                           ----------------------  ----------------------
                      ASSETS
Current assets:
  Cash and cash equivalents                                                         $  5,650,000            $  8,745,000
  Investments available for sale                                                       3,574,000               1,359,000
  Receivables, net of reserves of  $1,645,000 and $2,286,000                          15,221,000              18,069,000
  Prepaid expenses and other                                                           2,818,000               2,709,000
  Deferred income taxes                                                                2,274,000               2,274,000
                                                                         -----------------------------------------------
          Total current assets                                                        29,537,000              33,156,000

Property and equipment, net                                                            3,851,000               3,958,000
Capitalized software development costs, net                                            3,480,000               3,556,000
Goodwill, net                                                                          1,071,000               1,103,000
          Total assets                                                              $ 37,939,000            $ 41,773,000
                                                                         ===============================================
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                    $    819,000            $    914,000
  Current portion of long-term debt                                                      985,000               1,085,000
  Accounts payable and accrued expenses                                               12,307,000              13,749,000
  Deferred revenues                                                                    9,666,000               9,608,000
                                                                         -----------------------------------------------
          Total current liabilities                                                   23,777,000              25,356,000
  Deferred income taxes                                                                1,352,000               1,352,000
  Long-term debt                                                                       1,648,000               1,636,000
Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued                                                                   -                       -
   Common stock, $.01 par value, 25,000,000 shares
     authorized, 13,408,000 and 13,361,000 issued and
      outstanding                                                                        134,000                 134,000
   Additional paid-in capital                                                         49,684,000              49,585,000
   Deferred compensation                                                                 (68,000)                (43,000)
   Cumulative currency translation adjustment                                           (860,000)               (745,000)
   Accumulated deficit                                                               (37,728,000)            (35,502,000)

          Total stockholders' equity                                                  11,162,000              13,429,000
          Total liabilities and stockholders' equity                                $ 37,939,000            $ 41,773,000
                                                                         ===============================================



       The accompanying notes are an integral part of these statements.

                            ASTEA INTERNATIONAL INC.
                            ------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                  (Unaudited)

                                                                            Three Months
                                                                          Ended March 31,
                                                           -------------------------------------------
                                                                    1998                  1997
                                                           -------------------------------------------
Revenues:
      Software license fees                                         $ 3,852,000           $  5,098,000
      Services and maintenance                                        9,508,000              8,697,000
                                                           -------------------------------------------

          Total revenues                                             13,360,000             13,795,000
                                                           -------------------------------------------

Costs and expenses:
      Cost of software license fees (Note 2)                            686,000              1,332,000
      Cost of services and maintenance                                6,384,000              6,663,000
      Product development                                             1,945,000              2,935,000
      Sales and marketing                                             4,746,000              5,758,000
      General and administrative (Notes 2 and 3)                      1,869,000              8,395,000
      Restructuring charge (Note 2)                                           -              5,328,000
                                                           -------------------------------------------
          Total costs and expenses                                   15,630,000             30,411,000

Loss from operations                                                 (2,270,000)           (16,616,000)

Net interest income (expense)                                            44,000                (48,000)
                                                           -------------------------------------------
Loss before income taxes                                             (2,226,000)           (16,664,000)
Income tax (benefit)                                                          -                      -
Net loss                                                            $(2,226,000)          $(16,664,000)
                                                           ===========================================

Basic and diluted loss per share                                          $(.17)               $(1.26)
                                                           ===========================================
Shares used in computing basic and diluted loss per
 share                                                               13,376,000             13,176,000
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

                            ASTEA INTERNATIONAL INC.
                            ------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                             FOR THE THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                 -----------------------------------------
                                                                                          1998                 1997
                                                                                 -----------------------------------------
Cash flows from operating activities:
   Net loss                                                                               $(2,226,000)        $(16,664,000)
   Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation and amortization                                                      868,000              936,000
           Restructuring charge                                                                     -            5,328,000
           Goodwill write-down                                                                      -            2,058,000
           Write-off of capitalized software                                                        -              453,000
           Other                                                                                    -               11,000
        Changes in operating assets and liabilities:
            Receivables                                                                     2,826,000            4,570,000
            Prepaid expenses and other                                                       (135,000)             (14,000)
            Accounts payable and accrued expenses                                          (1,464,000)           3,136,000
            Deferred revenues                                                                  10,000              (84,000)
                                                                                 -----------------------------------------
   Net cash used in operating activities                                                     (121,000)            (270,000)
                                                                                 -----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Sales (purchases) of  investments available for sale                            (2,215,000)             764,000
           Purchases of property and equipment                                               (440,000)            (240,000)
           Capitalized software development costs                                            (200,000)            (200,000)
                                                                                 -----------------------------------------
   Net cash provided by (used in) investing activities                                     (2,855,000)             324,000
                                                                                 -----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Net repayments on line of credit                                                    (95,000)            (363,000)
          Proceeds from exercise of stock options and employee stock purchase
           plan                                                                                62,000               96,000
          Net repayments of long-term debt                                                    (88,000)             (54,000)
                                                                                 -----------------------------------------
   Net cash used in financing activities                                                     (121,000)            (321,000)
                                                                                  -----------------------------------------
   Effect of exchange rate changes on cash and cash equivalents                                 2,000               31,000
                                                                                  -----------------------------------------

Net decrease in cash and cash equivalents                                                  (3,095,000)            (236,000)
Cash and cash equivalents balance, beginning of period                                      8,745,000            3,334,000
                                                                                 -----------------------------------------
Cash and cash equivalents balance, end of period                                          $ 5,650,000         $  3,098,000
                                                                                 =========================================


       The accompanying notes are an integral part of these statements.

-------------------------------------------------------

                            ASTEA INTERNATIONAL INC.
                            ------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------



1. BASIS OF PRESENTATION
   ----------------------

The consolidated financial statements at March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 of Astea International Inc. and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's 1997 Annual Report on Form 10-K which are hereby incorporated by reference in this quarterly report on Form 10-Q.

2. RESTRUCTURING AND OTHER CHARGES
   -------------------------------

During the first quarter of 1997, the Company recorded a restructuring charge of $5,328,000 for actions aimed at reducing costs and consolidating its development activities primarily in its service automation product line. These costs included accruals for severance costs of $1,713,000, office-closing costs and unutilized lease expense of $3,136,000 and other consolidation costs of $479,000.

As of March 31, 1998, the balance of accrued restructuring charge of $1,704,000 is required for longer term real and personal property leases and severance commitments payable through June 1999.

As a result of the restructuring, during the first quarter of 1997, the Company recorded a goodwill impairment charge of $2,058,000 which is included in general and administrative expense. This charge related to the 1995 acquisition of Astea Service and Distribution System BV ("Astea BV"), which experienced a deterioration in its operations. In 1997, as a result of the restructuring of its operation, the Company closed certain locations which were part of Astea BV.

Included in cost of software license fees in the first quarter of 1997 is a write-off of $453,000 of capitalized software development costs related to one of the Company's support automation products, PowerHelp, and to older versions of certain service automation modules which are no longer marketed by the Company.

3.    CHARGES FOR CONTINGENCIES
      -------------------------

Included in the first quarter of 1997 general and administrative expense are charges for contingencies of $3,073,000. These charges include a reserve for failure to deliver a commercial release of a software product under beta development, a settlement of a dispute in cash, note payable and stock options with a stockholder and other legal contingencies.

4.    STOCKHOLDERS' EQUITY/COMPREHENSIVE LOSS
      ---------------------------------------

The reconciliation of Stockholders' Equity and Comprehensive Loss from December 31, 1997 to March 31, 1998 is summarized as follows:

                                                                          CUMULATIVE
                                          ADDITIONAL                       CURRENCY
                              COMMON       PAID-IN         DEFERRED       TRANSLATION     ACCUMULATED    COMPREHENSIVE
                               STOCK       CAPITAL       COMPENSATION     ADJUSTMENT        DEFICIT           LOSS
                             ----------   -----------   --------------    -----------    -------------   -------------
Balance at December 31,        $134,000   $49,585,000         $(43,000)     $(745,000)    $(35,502,000)
 1997
Grant of stock options
 below fair market value              -        38,000          (38,000)             -                -
Amortization of deferred
   compensation                       -             -           13,000              -                -
Exercise of employee
 options  and warrants                -        61,000                -              -                -
Cumulative currency
   translation adjustment             -             -                -       (115,000)               -        (115,000)
Net Loss                              -             -                -              -       (2,226,000)     (2,226,000)
                             -----------------------------------------------------------------------------------------
Balance at March 31, 1998      $134,000   $49,684,000         $(68,000)     $(860,000)    $(37,728,000)    $(2,341,000)
                             =========================================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  -----------------------------------------------------------------
 RESULTS OF OPERATIONS
 ----------------------

Overview
--------

This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these, as well as other risks and uncertainties, are described in more detail herein and in the Company's Annual Report on Form 10-K for 1997.

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

Results of Operations
---------------------

Comparison of Three Months Ended March 31, 1998 and 1997
--------------------------------------------------------
Revenues
--------

Revenues decreased $435,000, or 3%, to $13,360,000 for the three months ended March 31, 1998 from $13,795,000 for the three months ended March 31, 1997. Software license fee revenues decreased $1,246,000, or 24%, from the same period last year. Services and maintenance fees for the three months ended March 31, 1998 amounted to $9,508,000, a 9% increase over the same quarter in 1997.

The Company's international operations contributed $5,265,000 of revenues in the first quarter of 1998 compared to $4,724,000 in the first quarter of 1997. This represents an 11% increase from the same period last year and 39% of total revenues in the first quarter 1998. International revenue growth for the first quarter of 1998 was primarily attributable to the Company's European operations.

Software license fee revenues decreased 24% to $3,852,000 in the first quarter of 1998 from $5,098,000 in the first quarter of 1997. The decrease in software license fee revenues was due to reduced revenue in all product lines except ServiceAlliance, which was introduced in August of 1997. ServiceAlliance license fee revenues were $213,000 for the first quarter of 1998. License fee revenues for DISPATCH-1, within the Service Automation product line, decreased $553,000 or 36% from $1,517,000 in the first quarter of 1997 to $964,000 in the first quarter of 1998 due to decreasing demand for this product. License fees from the Sales Automation (Abalon) product line decreased $464,000 or 59% to $324,000 from $788,000 in the first quarter of 1997. Support Automation (HEAT) product line license fee revenues decreased $374,000 or 14% from $2,653,000 in the first quarter of 1997 to $2,279,000 in the first quarter of 1998. Heat licenses made up 59% of total license revenues in the first quarter of 1998 compared to 52% of total license revenues in the first quarter of 1997.

Services and maintenance revenues increased 9% to $9,508,000 in the first quarter of 1998 from $8,697,000 in the first quarter of 1997. The increase in services and maintenance revenues is primarily attributable to the Sales Automation and Support Automation product lines offset by decreases in the Service Automation product line. The Sales Automation product line (Abalon) service and maintenance revenues increased $610,000 to $1,364,000, or 81%. The Support Automation product line contributed services and maintenance revenues of $2,939,000, a 55% increase over the same quarter in the prior year. The increases in Sales Automation and Support Automation product line service and maintenance revenue is primarily attributable to the continued growth of these customer bases as compared to prior periods. The Service Automation product line (DISPATCH-1 and ServiceAlliance) services and maintenance revenues decreased 13% to $5,106,000 in the first quarter of 1998, reflecting a decrease in new licenses sold in prior periods.

In the first quarter of 1998 and 1997, none of the company's customers accounted for more than 10% of total revenues.

COSTS OF REVENUES
-----------------

Cost of software license fees decreased 48% to $686,000 in the first quarter of 1998 from $1,332,000 in the first quarter of 1997. The software licenses gross margin percentage was 82% in the first quarter of 1998 compared to 74% in the first quarter of 1997. Included in the first quarter of 1997 cost of software license fees is $453,000 for the write-off of capitalized software development costs related to product versions that will no longer be marketed in conjunction with the company's restructuring of its product lines. Excluding this write-off, the software licenses gross margin percentage would have been 83% in the first quarter of 1997. The slight decrease in adjusted gross margin was attributable to increased software amortization expense in the first quarter of 1998.

Cost of services and maintenance decreased 4% to $6,384,000 in the first quarter of 1998 from $6,663,000 in the first quarter of 1997. The services and maintenance gross margin percentage was 33% in the first quarter of 1998 compared to 23% in the first quarter of 1997. This increase in services and maintenance gross margin was primarily due to cost reductions in the service automation product line as a result of the first quarter 1997 restructuring.

PRODUCT DEVELOPMENT
-------------------

Product development expense decreased 34% to $1,945,000 in the first quarter of 1998 from $2,935,000 in the first quarter of 1997. Product development as a percentage of revenues decreased to 15% in the first quarter of 1998 from 21% in the first quarter of 1997. This decrease is a result of lower outside consultant expenses and cost reductions as a result of the first quarter 1997 restructuring.

SALES AND MARKETING
-------------------

Sales and marketing expense decreased 18% to $4,746,000 in the first quarter of 1998 from $5,758,000 in the first quarter of 1997. This decrease was primarily attributable to lower commission expense as a result of the decrease in license revenue. as a percentage of revenues, sales and marketing expenses decreased to 36% from 42% in the first quarter of 1997.

GENERAL AND ADMINISTRATIVE
--------------------------

General and administrative expenses decreased 78% to $1,869,000 in the first quarter of 1998 from $8,395,000 in the first quarter of 1997. The decrease primarily relates to non-recurring charges of $5,131,000 in the first quarter of 1997. These charges included $2,058,000 for the write-off of Astea BV goodwill and $3,073,000 of contingency reserve for the possible failure to deliver a commercial release of software product under a beta development agreement, payment of cash, note payable and stock options related to the settlement of a dispute with a stockholder and other contingencies. Excluding the one-time charges recorded in the first quarter of 1997, general and administrative expenses decreased $1,395,000 due to the Company's restructuring and cost containment efforts, reductions in charges for bad debt reserves and a reduction in goodwill amortization expense as a result of the write-off of Astea BV goodwill.

NET INTEREST INCOME (EXPENSE)
-----------------------------

Net interest income increased 192% to $44,000 of interest income in the first quarter of 1998 from $48,000 of interest expense in the first quarter of 1997. This increase was primarily attributable to the termination of the capital lease obligation for the Company's former office headquarters, offset by the operating cash requirements of the Company, which reduced its investments.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

Net cash used in operating activities was $121,000 for the three months ended March 31, 1998 compared to $270,000 for the three months ended March 31, 1997. This decrease was primarily attributable to the Company's reduced net loss, offset by non-cash goodwill write down, restructuring charge, reduced collection of accounts receivable, as well as increases in accounts payable and accrued expenses.

The Company used $2,855,000 of cash in investing activities in the first three months of 1998 compared to providing $324,000 of cash in the first three months of 1997. The decrease was primarily attributable to the purchase of investments available for sale and increased purchases of property and equipment.

The Company used $121,000 for financing activities during the three months ended March 31, 1998 compared to $321,000 in the first three months of 1997. This decrease is due primarily to lower repayments on the line of credit.

The Company maintains a line of credit with a maximum borrowing availability of $2,000,000. Maximum borrowings are limited to certain percentages of eligible accounts receivable (as defined). At April 30, 1998 the borrowing base is $1,722,000. The line of credit bears interest at the lending bank's prime rate (8.5% at March 31, 1998 and December 31, 1997). Borrowings under the line of
credit are fully secured by the Company's assets.   The outstanding balances as
of March 31, 1998 and December 31, 1997 were $0.  The line expires on June 1,
1998.

The Company's Swedish subsidiary, Astea International AB, has a revolving line of credit for up to 8,000,000 Swedish krona or $995,000. As of March 31, 1998 and December 31, 1997, Astea InternationaL AB's borrowing on its revolving line of credit was $819,000 and $914,000, respectively. The revolving line of credit bears interest at the bank's prime rate plus 2.4% (6.9% at March 31, 1998 and December 31, 1997). Borrowings under the revolving line of credit are secured by a first security interest in all of Astea International AB's assets. The line expires on December 31, 1998.

At March 31, 1998, the Company had a working capital ratio of approximately 1.2:1, with cash and investments available for sale of $9,224,000. The Company may need access to additional funding during the next year to fund operations as products are rolled out and other strategies progress towards realization. The Company believes sufficient cash resources exist to support its immediate growth strategies either through currently available cash, cash generated from future operations, sale of assets or the ability of the Company to obtain additional financing through private and or public debt or equity placements. The Company does not anticipate that its operations will be affected materially by inflation or economic conditions in East Asia.

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

 . The Technology Enabled Relationship Management (TERM) software market is intensely competitive.

 . International sales for the Company's products and services, and the Company's expenses related to these sales, continue to be a substantial component of the Company's operations. International sales are subject to a variety of risks, including difficulties in establishing and managing international operations and in translating products into foreign languages.

 . The market price of the common stock could be subject to significant fluctuations in response to, and may be adversely affected by, variations in quarterly operating results, changes in earnings estimates by analysts, developments in the software industry, adverse earnings or other financial announcements of the Company's customers and general stock market conditions, as well as other factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------  ---------------------------------------------------------

Not Applicable.


PART II - OTHER INFORMATION
---------------------------

ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any legal proceedings which would, in management's opinion, have a material adverse effect on the Company's business or results of operations.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
-------   -----------------------------------------

There have been no changes in securities during the quarter ended March 31, 1998.

As of March 31, 1998, the Company has used $40,407,000 of the $42,057,000 net proceeds from its initial public offering of common stock. The use of proceeds includes $9,952,000 for the acquisition of Astea International AB, $3,416,000 for expenses incurred in connection with the merger with Bendata, Inc., $7,779,000 of S Corporation distributions paid to the majority stockholder, $6,476,000 for purchases and installation of property and equipment, $3,574,000 of temporary investments, $1,732,000 for repayment of indebtedness and $7,478,000 of working capital for product development activities and general operations.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-------   -------------------------------

There have been no defaults by the Company on any Senior Securities during the quarter ended March 31, 1998.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

No matters were submitted to a vote of the Company's stockholders during the first quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION
-------   -----------------

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

(A)  Exhibits

     (10.1) Modification Agreement dated April 30, 1998 by and among the Company, PNC Bank, National Association and PNC Leasing Corp.

     (27)    Financial Data Schedule

(B)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of May, 1998.

                                  ASTEA INTERNATIONAL INC.


                                  By: /s/ Zack B. Bergreen
                                      --------------------
                                      Zack B. Bergreen
                                      Chairman and Chief Executive Officer
                                      (Principal Executive Officer)

                                  By: /s/ John G. Phillips
                                       --------------------
                                      John G. Phillips
                                      Vice President and Chief Financial Officer
                                      (Principal Financial and Chief
                                      Accounting Officer)