Form 10-Q
period 1998-06-30
ASTEA INTERNATIONAL INC
filed 1998-08-14
CIK 945989

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  ___________________________________________

                                   FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       June 30, 1998
                               --------------------------------

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from           to
                              -----------  -----------

                        Commission File Number: 0-26330
                                                -------

                           ASTEA INTERNATIONAL INC.
            (Exact name of registrant as specified in its charter)

                   DELAWARE                       23-2119058
    ---------------------------------------  --------------------
        (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)       Identification No.)

    455 BUSINESS CENTER DRIVE, HORSHAM,  PA             19044
    ---------------------------------------           ----------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                       -----     -----


As of August 11, 1998, 13,535,301 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                           ASTEA INTERNATIONAL INC.

                                   FORM 10-Q
                               QUARTERLY REPORT
                                     INDEX

                                                                          Page No.
                                                                          --------

Facing Sheet                                                                 1

Index                                                                        2

PART I - FINANCIAL INFORMATION
---------------------------------------------------------------

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Balance Sheets (Unaudited)                           3

           Consolidated Statements of Operations (Unaudited)                 4

           Consolidated Statements of Cash Flows (Unaudited)                 5

           Notes to Unaudited Consolidated Financial Statements              6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           Condition and Results of Operations                               7

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK        12

PART II - OTHER INFORMATION
---------------------------------------------------------------

ITEM 1.    LEGAL PROCEEDINGS                                                12

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                        12

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                  12

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              12

ITEM 5.    OTHER INFORMATION                                                13

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                 13

           SIGNATURES                                                       14

EXHIBIT 27 FINANCIAL DATA SCHEDULE                                          15


PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                           ASTEA INTERNATIONAL INC.
                            -------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)

                                                                                  JUNE 30,              December 31,
                                                                                    1998                    1997
                                                                           ----------------------  ----------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                         $  6,024,000            $  8,745,000
  Investments available for sale                                                       1,953,000               1,359,000
  Receivables, net of reserves of  $2,163,000 and $2,286,000                          13,635,000              18,069,000
  Prepaid expenses and other                                                           2,744,000               2,709,000
  Deferred income taxes                                                                2,274,000               2,274,000
                                                                           ----------------------  ----------------------
          Total current assets                                                        26,630,000              33,156,000

Property and equipment, net                                                            3,530,000               3,958,000
Capitalized software development costs, net                                            3,773,000               3,556,000
Goodwill, net                                                                          1,041,000               1,103,000
                                                                           ----------------------  ----------------------
          Total assets                                                              $ 34,974,000            $ 41,773,000
                                                                           ======================  ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                    $  1,463,000            $    914,000
  Current portion of long-term debt                                                    1,054,000               1,085,000
  Accounts payable and accrued expenses                                               10,260,000              13,749,000
  Deferred revenues                                                                   10,142,000               9,608,000
                                                                           ----------------------  ----------------------
          Total current liabilities                                                   22,919,000              25,356,000
  Deferred income taxes                                                                1,352,000               1,352,000
  Long-term debt                                                                       1,143,000               1,636,000
Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued                                                                   -                       -
   Common stock, $.01 par value, 25,000,000 shares
     authorized, 13,520,000 and 13,361,000 issued and
      outstanding                                                                        135,000                 134,000
   Additional paid-in capital                                                         49,726,000              49,585,000
   Deferred compensation                                                                 (55,000)                (43,000)
   Cumulative currency translation adjustment                                           (816,000)               (745,000)
   Accumulated deficit                                                               (39,430,000)            (35,502,000)
                                                                           ----------------------  ----------------------
          Total stockholders' equity                                                   9,560,000              13,429,000
                                                                           ----------------------  ----------------------
          Total liabilities and stockholders' equity                                $ 34,974,000            $ 41,773,000
                                                                           ======================  ======================



       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            ASTEA INTERNATIONAL INC.
                            ------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                  (Unaudited)


                                                    Three Months                   Six Months
                                                   Ended June 30,                Ended June  30,
                                            ---------------------------   ----------------------------
                                                1998           1997           1998            1997
                                            -------------  -------------  -------------  --------------
Revenues:
       Software license fees                $  5,439,000   $  4,988,000   $  9,291,000   $  10,086,000
        Services and maintenance               9,370,000      9,568,000     18,878,000      18,265,000
                                            -------------  -------------  -------------  --------------
        Total revenues                        14,809,000     14,556,000     28,169,000      28,351,000
                                            -------------  -------------  -------------  --------------
Costs and expenses:
        Cost of software license fees          1,059,000        874,000      1,745,000       2,206,000
         (Note 2)
        Cost of services and maintenance       6,545,000      6,086,000     12,929,000      12,749,000
        Product development                    1,823,000      2,339,000      3,768,000       5,274,000
        Sales and marketing                    5,590,000      5,057,000     10,336,000      10,815,000
 General and administrative (Notes 2 and       2,316,000      2,074,000      4,185,000      10,469,000
  3)
        Restructuring charge (Note 2)           (800,000)             -       (800,000)      5,328,000
                                            -------------  -------------  -------------  --------------
        Total costs and expenses              16,533,000     16,430,000     32,163,000      46,841,000
                                            -------------  -------------  -------------  --------------
Operating loss                                (1,724,000)    (1,874,000)    (3,994,000)    (18,490,000)
Net interest income (expense)                     22,000        (15,000)        66,000         (63,000)
                                            -------------  -------------  -------------  --------------
Loss before income tax                        (1,702,000)    (1,889,000)    (3,928,000)    (18,553,000)
Income tax                                             -              -              -               -
Net loss                                     ($1,702,000)   ($1,889,000)   ($3,928,000)   ($18,553,000)
                                            =============  =============  =============  ==============
Basic and diluted net loss per share               $(.13)         $(.14)         $(.29)         $(1.41)
                                            =============  =============  =============  ==============
Share outstanding used in computing basic
 and diluted net loss per share               13,457,000     13,234,000     13,417,000      13,179,000
                                            =============  =============  =============  ==============

        The accompanying notes are an integral part of these statements.

                            ASTEA INTERNATIONAL INC.
                            ------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (UNAUDITED)

                                                                                              FOR THE SIX MONTHS
                                                                                                ENDED JUNE 30,
                                                                                 -----------------------------------------
                                                                                          1998                 1997
                                                                                 --------------------  -------------------

Cash flows from operating activities:
   Net loss                                                                               $(3,928,000)        $(18,553,000)
   Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation and amortization                                                    1,813,000            1,853,000
           Goodwill write-down                                                                      -            2,058,000
           Write-off of fixed assets                                                                -              485,000
           Write-off of capitalized software                                                        -              453,000
           Other                                                                             (433,000)              11,000
        Changes in operating assets and liabilities:
            Receivables                                                                     4,371,000            7,588,000
            Prepaid expenses and other                                                        (66,000)             155,000
            Restructuring charge, net                                                      (1,195,000)           3,371,000
            Accounts payable and accrued expenses                                          (2,259,000)           1,788,000
            Deferred revenues                                                                 508,000              664,000
                                                                                 --------------------  -------------------
   Net cash used in operating activities                                                   (1,189,000)            (127,000)
                                                                                 --------------------  -------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
           Sales (purchases) of  investments available for sale                              (594,000)           2,619,000
           Purchases of property and equipment                                               (673,000)            (607,000)
           Capitalized software development costs                                            (400,000)            (400,000)
                                                                                 --------------------  -------------------
   Net cash provided by (used in) investing activities                                     (1,667,000)           1,612,000
                                                                                 --------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Net borrowings (repayments) on line of credit                                       549,000             (901,000)
          Proceeds from exercise of stock options and employee stock purchase                 106,000              110,000
           plan
          Net repayments of long-term debt                                                   (524,000)             (64,000)
                                                                                 --------------------  -------------------
   Net cash provided by (used in) financing activities                                        131,000             (855,000)
                                                                                 --------------------  -------------------
   Effect of exchange rate changes on cash and cash equivalents                                 4,000               35,000
                                                                                 --------------------  -------------------

Net increase (decrease) in cash and cash equivalents                                       (2,721,000)             665,000
Cash and cash equivalents balance, beginning of period                                      8,745,000            3,334,000
                                                                                 --------------------  -------------------
Cash and cash equivalents balance, end of period                                          $ 6,024,000         $  3,999,000
                                                                                 ====================  ===================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

-------------------------------------------------------

                            ASTEA INTERNATIONAL INC.
                            ------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------



1. BASIS OF PRESENTATION
   ----------------------

The consolidated financial statements at June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 of Astea International Inc. and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's 1997 Annual Report on Form 10-K which are hereby incorporated by reference in this quarterly report on Form 10-Q.

2. RESTRUCTURING AND OTHER CHARGES
   -------------------------------

During the first quarter of 1997, the Company recorded a restructuring charge of $5,328,000 for actions aimed at reducing costs and consolidating its development activities primarily in its service automation product line. Since the restructuring was announced, the Company aggressively continued to close and consolidate excess capacity. Through June 1998, these payments totaled $3,854,000, including severance of $1,147,000, office-closing costs and unutilized lease expense of $2,253,000 and other consolidation costs of $454,000. During the second quarter of 1998, the Company based upon current facts, evaluated its restructuring accrual and determined that $800,000 was not needed and, accordingly the accrual was adjusted. This excess restructuring accrual related to lower than expected office closing costs.

As of June 30, 1998, the balance of the accrued restructuring charge of $674,000 is required for longer term real and personal property leases and severance commitments payable through June 1999.

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

4.    STOCKHOLDERS' EQUITY/COMPREHENSIVE LOSS
      ---------------------------------------

The reconciliation of Stockholders' Equity and comprehensive loss from December 31, 1997 to June 30, 1998 is summarized as follows:

                                                                    CUMULATIVE
                                       ADDITIONAL                    CURRENCY
                             COMMON     PAID-IN       DEFERRED      TRANSLATION    ACCUMULATED   COMPREHENSIVE
                             STOCK      CAPITAL     COMPENSATION    ADJUSTMENT       DEFICIT          LOSS
                             -----      -------     ------------    ----------       -------          ----
Balance at December 31,     $134,000  $49,585,000      $(43,000)     $(745,000)  $(35,502,000)
 1997
Grant of stock options
 below                             -       38,000       (38,000)             -              -
   fair market value
Amortization of deferred
   compensation                    -            -        26,000              -              -
Exercise of options            1,000      103,000             -              -              -
Cumulative currency
   translation                     -            -             -        (71,000)             -         (71,000)
    adjustment
Net Loss                           -            -             -              -     (3,928,000)     (3,928,000)
                        -------------------------------------------------------------------------------------
Balance at June 30, 1998    $135,000  $49,726,000      $(55,000)     $(816,000)  $(39,430,000)    $(3,999,000)
                        =====================================================================================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  -----------------------------------------------------------------
 RESULTS OF OPERATIONS
 ----------------------

Overview
--------

This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these, as well as other risks and uncertainties, are described in more detail herein and in the Company's Annual Report on Form 10-K for 1997 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

The Company develops, licenses, implements and supports a suite of client/server and host-based applications for the Customer Management Solutions (CMS) software market that permit organizations of various sizes across a wide range of industries to automate field service, customer support and sales and marketing functions. The Company maintains operations in the United States, Australia, New Zealand, the Netherlands, France, the United Kingdom, Sweden and Israel.

Results of Operations
---------------------

Comparison of Three Months Ended June 30, 1998 and 1997
-------------------------------------------------------
Revenues
--------

Revenues increased $253,000, or 2%, to $14,809,000 for the three months ended June 30, 1998 from $14,556,000 for the three months ended June 30, 1997. Software license fee revenues increased $451,000, or 9%, from the same period last year. Services and maintenance fees for the three months ended June 30, 1998 amounted to $9,370,000, a 2% decrease from the same quarter in 1997.

The Company's international operations contributed $5,369,000 of revenues in the second quarter of 1998 compared to $5,581,000 in the second quarter of 1997. This represents a 4% decrease from the same period last year and 36% of total revenues in the second quarter 1998. The international decline was due to a decrease of revenue from the Sales Automation product line (Abalon) in Sweden.

Software license fee revenues increased 9% to $5,439,000 in the second quarter of 1998 from $4,988,000 in the second quarter of 1997. Support Automation
(HEAT) product line license fee revenues increased $803,000 or 30% from $2,669,000 in the second quarter of 1997 to $3,472,000 in the second quarter of 1998. HEAT licenses contributed 64% of total license revenues in the second quarter of 1998 compared to 54% of total license revenues in the second quarter of 1997. License fee revenues for DISPATCH-1, within the Service Automation product line, increased $316,000 or 28% from $1,131,000 in the second quarter of 1997 to $1,447,000 in the second quarter of 1998. ServiceAlliance, which was introduced in August, 1997, license fee revenues were $150,000 for the second quarter of 1998. License fees from the Sales Automation (Abalon) product line decreased $509,000 or 60% to $338,000 from $847,000 in the second quarter of 1997.

Services and maintenance revenues decreased 2% to $9,370,000 in the second quarter of 1998 from $9,568,000 in the second quarter of 1997. The decrease in services and maintenance revenues is primarily attributable to the Sales Automation and Service Automation product lines partially offset by an increase in the Support Automation product line. The Sales Automation product line (Abalon) service and maintenance revenues decreased $183,000 to $1,111,000, or 14%. The Service Automation product line (DISPATCH-1 and ServiceAlliance) decreased 9% to $5,335,000 in the second quarter of 1998 from $5,862,000 in the first quarter of 1997. The decrease in the Sales Automation and Service Automation product lines service and maintenance revenues is a result of a decrease in new licenses sold in prior quarters. The Support Automation product line contributed services and maintenance revenues of $2,924,000, a 21% increase over the same quarter in the prior year.

In the second quarter of 1998 and 1997, none of the Company's customers accounted for more than 10% of total revenues.

Costs of Revenues
-----------------

Cost of software license fees increased 21% to $1,059,000 in the second quarter of 1998 from $874,000 in the second quarter of 1997. The software licenses gross margin percentage was 81% in the second quarter of 1998 compared to 82% in the second quarter of 1997. The slight decrease in adjusted gross margin was attributable to increased software amortization expense in the second quarter of 1998.

Cost of services and maintenance increased 8% to $6,545,000 in the second quarter of 1998 from $6,086,000 in the second quarter of 1997. The services and maintenance gross margin percentage was 30% in the second quarter of 1998 compared to 36% in the second quarter of 1997. This decrease in services and maintenance gross margin was primarily due to non-billable services performed in the Sales Automation product line (Abalon).

Product Development
-------------------

Product development expense decreased 22% to $1,823,000 in the second quarter of 1998 from $2,339,000 in the second quarter of 1997. Product development as a percentage of revenues decreased to 12% in the second quarter of 1998 from 16% in the second quarter of 1997. This decrease is a result of cost reductions from the first quarter 1997 restructuring.

Sales and Marketing
-------------------

Sales and marketing expense increased 11% to $5,590,000 in the second quarter of 1998 from $5,057,000 in the second quarter of 1997. This increase resulted from the Company's increased emphasis on the sales and marketing organizations primarily in the Service Automation and Support Automation product lines. As a percentage of revenues, sales and marketing expenses increased to 38% from 35% in the second quarter of 1997.

General and Administrative
--------------------------

General and administrative expenses increased 12% to $2,316,000 in the second quarter of 1998 from $2,074,000 in the second quarter of 1997. The increase primarily relates to a charge for the settlement of an outstanding customer issue in the second quarter of 1998.

Restructuring  Charge
---------------------

During the first quarter of 1997, the Company recorded a restructuring charge of $5,328,000 for actions aimed at reducing costs primarily in its Service Automation product line and enhancing the Company's performance by increasing the focus on the Support Automation and Sales Automation product lines. Since the restructuring was announced, the Company aggressively continued to close and consolidate excess capacity. Through June 1998, these payments totaled $3,854,000, including severance of $1,147,000, office-closing costs and unutilized lease expense of $2,253,000 and other consolidation costs of $454,000. During the second quarter of 1998, the Company, based upon current facts, evaluated its restructuring accrual and determined that $800,000 was not needed and, accordingly, the accrual was adjusted. This excess restructuring accrual related to lower than expected office closing costs.

Net Interest Income (Expense)
-----------------------------

Net interest income increased 247% to $22,000 of interest income in the second quarter of 1998 from $15,000 of interest expense in the second quarter of 1997. This increase was primarily attributable to the termination of the capital lease obligation for the Company's former office headquarters, offset by the operating cash requirements of the Company, which reduced its investments.

Comparison of Six Months Ended June 30, 1998 and 1997
-----------------------------------------------------

Revenues
--------

Total revenues decreased $182,000, or 1%, to $28,169,000 for the six months ended June 30, 1998 from $28,351,000 for the six months ended June 30, 1997. This overall decrease was comprised of a decrease in software license fees of $795,000 or 8% on a comparative six month basis partially offset by an increase in professional services and maintenance of $613,000 or 3% over the same comparative period. The Company's international operations contributed $10,634,000 in the first six months of 1998 compared to $10,305,000 for the first six months of 1997. This represents a 3% increase over the same period last year and is 38% of total revenues in the period. Total revenues from the HEAT product of the Support Automation product line for the six months ended June 30, 1998 were $11,544,000, compared to $9,442,000 for the six months ended June 30, 1997, increasing 22% over the prior period and accounting for 41% of the total revenues in the first six months of 1998.

Software license fee revenues decreased 8% to $9,291,000 in the first six months of 1998 from $10,086,000 in the first six months of 1997. License fee revenues for the DISPATCH-1, within the Service Automation product line, decreased $337,000 or 13% from $2,648,000 in the first six months of 1997 to $2,311,000 in the first six months of 1998 due to decreasing demand for this product. License fees from the Sales Automation (Abalon) product line decreased $950,000 or 58% to $685,000 in the first six months of 1998 from $1,635,000 in the first six months of 1997. Support Automation (HEAT) product line license fee revenues increased $429,000 or 8% from $5,322,000 in the first six months of 1997 to $5,751,000 in the first six months of 1998. ServiceAlliance, which was introduced in August 1997, license fee revenues were $440,000 in the first six months of 1998.

Total services and maintenance revenues increased 3% to $18,878,000 in the first six months of 1998 from $18,265,000 in the first six months of 1997. The increase in service and maintenance revenues is primarily attributable to the Sales Automation and Support Automation product lines offset by a decrease in the Service Automation product line. The Support Automation product line contributed services and maintenance revenues of $5,979,000, a 33% increase over the first six months of 1997. The Sales Automation product line (Abalon) services and maintenance revenues increased $427,000 or 21% from $2,048,000 in the first six months of 1997 to $2,475,000 in the first six months of 1998. Service Automation product line (DISPATCH-1 and ServiceAlliance) service and maintenance revenues decreased 11% to $10,424,000 in the first six months of 1998, this decrease is a result of a decrease in new licenses sold in prior periods.

In the first six months of 1998 and 1997, the Company had no customers which accounted for greater than 10% of total revenues.

Costs of Revenues
-----------------

Costs of software license fees decreased 21% to $1,745,000 in the first six months of 1998 from $2,206,000 in the first six months of 1997. The software licenses gross margin percentage was 81% in the six months ended June 30, 1998
compared to 78% in the six months ended June 30, 1997.   This increase in gross
margin was primarily due to the write-off of capitalized software in the first quarter of 1997 relating to products and versions which will no longer be marketed in conjunction with the Company's restructuring of its product lines, partially offset by higher capitalized software amortization.

Costs of services and maintenance increased 1% to $12,929,000 in the first six months of 1998 from $12,749,000 in the first six months of 1997. The services and maintenance gross margin percentage was 32% in the six months ended June 30, 1998 compared to 30% in the six months ended June 30, 1997.

Product Development
-------------------

Product development expense decreased 29% to $3,768,000 in the first six months of 1998 from $5,274,000 in the first six months of 1997. Product development as a percentage of revenue decreased to 13% in the first six months of 1998 compared to 19% in the first six months of 1997. This decrease is a result of cost reductions as a result of the first quarter 1997 restructuring.

Sales and Marketing
-------------------

Sales and marketing expenses decreased 4% to $10,336,000 in the first six months of 1998 from $10,815,000 in the first six months of 1997. As a percentage of revenues, sales and marketing expenses decreased to 37% in the first six months of 1998 from 38% in the first six months of 1997.

General and Administrative
--------------------------

General and administrative expenses decreased 60% to $4,185,000 in the first six months of 1998 from $10,469,000 in the first six months of 1997. The decrease primarily relates to non-recurring charges of $5,131,000 in the first quarter of 1997. These charges included $2,058,000 for the write-off of Astea BV goodwill and $3,073,000 of contingency reserve for the possible failure to deliver a commercial release of software product under a beta development agreement, payment of cash, note payable and stock options related to the settlement of dispute with a stockholder and other contingencies. Excluding the one-time charges recorded in the first quarter of 1997, general and administrative expenses decreased $1,153,000 due to the Company's restructuring and cost containment efforts, reductions in charges for reserves and a reduction in goodwill amortization expense as a result of the write-off of Astea BV goodwill.

Net Interest Income (Expense)
----------------------------------

Net interest income increased 205% to $66,000 of interest income in the first half of 1998 from $63,000 of interest expense in the first half of 1997. This increase was primarily attributable to the termination of the capital lease obligation for the Company's former office headquarters, offset by the operating cash requirements of the Company, which reduced its investments.

Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities was $1,189,000 for the six months ended June 30, 1998 compared to $127,000 for the six months ended June 30, 1997. This increase was primarily attributable to reduced collection of accounts receivable, increases in payments of accounts payable, accrued expenses, restructuring charge and non-cash goodwill write down, offset by reduced net loss.

The Company used $1,667,000 of cash in investing activities in the first six months of 1998 compared to providing $1,612,000 of cash in the first six months of 1997. The decrease was primarily attributable to the purchase of investments available for sale and increased purchases of property and equipment.

The Company provided $131,000 from financing activities during the six months ended June 30, 1998 compared to a use of $855,000 in the first six months of 1997. This increase is due to borrowings on the line of credit offset by increased payments on long term debt.

The Company maintains a line of credit with a maximum borrowing availability of $2,000,000. Maximum borrowings are limited to certain percentages of eligible accounts receivable (as defined). At June 30, 1998 the borrowing base was $1,604,000. The line of credit bears interest at the lending bank's prime rate (8.5% at June 30, 1998 and December 31, 1997). Borrowings under the line of credit are fully secured by the Company's assets. The outstanding balances as of June 30, 1998 and December 31, 1997 were $600,000 and $0, respectively. The line expires on December 31, 1998.

The Company's Swedish subsidiary, Astea International AB, has a revolving line of credit for up to 8,000,000 Swedish krona or $995,000. As of June 30, 1998 and December 31, 1997, Astea International AB's borrowing on its revolving line of credit was $863,000 and $914,000, respectively. The revolving line of credit bears interest at the bank's prime rate plus 2.4% (6.8% at June 30, 1998 and December 31, 1997). Borrowings under the revolving line of credit are secured by a second security interest in all of Astea International AB's assets. The line expires on December 31, 1998.

At June 30, 1998, the Company had a working capital ratio of approximately 1.2:1, with cash and investments available for sale of $7,977,000. The Company may need access to additional funding during the next year to fund operations as products are rolled out and other strategies progress towards realization. The Company believes sufficient cash resources exist to support its immediate growth strategies either through currently available cash, cash generated from future operations, sale of assets or the ability of the Company to obtain additional financing through private and/or public debt or equity placements. The Company does not anticipate that its operations will be affected materially by inflation or economic conditions in East Asia.

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

* The Company's future success will depend in part on its ability to increase licenses of ServiceAlliance, HEAT and Abalon products and other new product offerings, and to develop new products and product enhancements to complement its existing field service, sales automation and customer support offerings.

* The Customer Management Solutions (CMS) market is intensely competitive.

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

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS
-------      -----------------------------------------

There have been no changes in securities during the quarter ended June 30, 1998.

As of June 30, 1998, the Company has used $41,654,000 of the $42,057,000 net proceeds from its initial public offering of common stock. The use of proceeds includes $9,952,000 for the acquisition of Astea International AB, $3,416,000 for expenses incurred in connection with the merger with Bendata, Inc., $7,779,000 of S Corporation distributions paid to the majority stockholder, $6,709,000 for purchases and installation of property and equipment, $1,953,000 of temporary investments, $2,168,000 for repayment of indebtedness and $9,677,000 of working capital for product development activities and general operations.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
-------      -------------------------------

There have been no defaults by the Company on any Senior Securities during the quarter ended June 30, 1998.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------      ---------------------------------------------------

At the Annual Meeting of Stockholders held on May 14, 1998, pursuant to the Notice of Annual Meeting of Stockholders dated April XX, 1998, the following actions were taken:

1. The proposal to elect the following nominees as directors, to hold office until the 1999 Annual Meeting of Stockholders and until their successors are elected and qualified, was approved:

Nominee                               Votes For              Votes Withheld        Abstained
----------------------------  -------------------------  ----------------------  -------------
Zack B. Bergreen                    12,247,807                  97,284                  -
Henry H. Greer                      12,268,983                  76,108                  -
Joseph J. Kroger                    12,270,958                  74,133                  -
Charles D. LaMotta                  12,268,808                  76,283                  -
Bruce R. Rusch                      12,271,183                  73,908                  -

2. The proposal to approve the Company's 1998 Stock Option Plan was approved (10,662,460 shares in favor; 1,562,169 shares against; and 32,825 shares abstaining).

3. Certain amendments to the Company's 1995 Non-Employee Director Stock Option Plan (11,997,258 shares in favor 314,751 shares against; and 33,082 shares abstaining.)

4. The proposal to appoint Arthur Andersen LLP as independent auditors for the Company for the fiscal year ending December 31, 1998 was approved (12,287,131 shares in favor; 35,160 shares against; and 22,800 shares abstaining).

No other matters were submitted to a vote of the Company's stockholders during the second quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

ITEM 5.      OTHER INFORMATION
-------      -----------------

None.

Item 6.      Exhibits and Reports on Form 8-K
-------      --------------------------------

(A)  Exhibits

     (27)  Financial Data Schedule

(B)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of August, 1998.


                                       ASTEA INTERNATIONAL INC.


                                By:  /s/Zack B. Bergreen
                                     -------------------
                                     Zack B. Bergreen
                                     Chairman and Chief Executive Officer
                                     (Principal Executive Officer)

                                By:  /s/John G. Phillips
                                     -------------------
                                     John G. Phillips
                                     Vice President and Chief Financial Officer
                                     (Principal Financial and Chief
                                     Accounting Officer)