Form 10-Q
period 1998-09-30
ASTEA INTERNATIONAL INC
filed 1998-11-13
CIK 945989

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

For the quarterly period ended          September 30, 1998
                               -------------------------------------

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from            to
                                   ------    ------

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

                                      N/A
                                      ---
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                         ---       ---


As of November 13, 1998, 13,540,201 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                           ASTEA INTERNATIONAL INC.

                                   FORM 10-Q
                               QUARTERLY REPORT
                                     INDEX

                                                                                    Page No.
                                                                                    --------

Facing Sheet                                                                            1

Index                                                                                   2

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.        CONSOLIDATED FINANCIAL STATEMENTS

               Consolidated Balance Sheets (Unaudited)                                  3

               Consolidated Statements of Operations (Unaudited)                        4

               Consolidated Statements of Cash Flows (Unaudited)                        5

               Notes to Unaudited Consolidated Financial Statements                     6

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               Condition and Results of Operations                                      8

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                14

PART II - OTHER INFORMATION
---------------------------

ITEM 1.        LEGAL PROCEEDINGS                                                        14

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS                                14

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES                                          14

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      14

ITEM 5.        OTHER INFORMATION                                                        14

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                         15

               SIGNATURES                                                               16

EXHIBIT 27     FINANCIAL DATA SCHEDULE                                                  17

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                           ASTEA INTERNATIONAL INC.
                           -------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)

                                                                               SEPTEMBER 30,            December 31,
                                                                                    1998                    1997
                                                                           ----------------------  ----------------------
                           ASSETS
Current assets:
  Cash and cash equivalents                                                          $16,079,000            $  6,396,000
  Investments available for sale                                                      16,441,000               1,359,000
  Notes receivable                                                                     8,400,000                       -
  Receivables, net of reserves of  $1,099,000 and $1,348,000                          10,151,000              12,691,000
  Prepaid expenses and other                                                           2,248,000               2,046,000
  Deferred income taxes                                                                   75,000                 394,000
                                                                         -----------------------------------------------
          Total current assets                                                        53,394,000              22,886,000

Property and equipment, net                                                            1,965,000               2,547,000
Net assets of discontinued operations                                                          -               4,334,000
Capitalized software development costs, net                                            3,578,000               3,556,000
Goodwill, net                                                                            725,000               1,103,000
                                                                         -----------------------------------------------
          Total assets                                                               $59,662,000            $ 34,426,000
                                                                         ===============================================
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                     $   906,000            $    914,000
  Current portion of long-term debt                                                      663,000               1,052,000
  Accounts payable and accrued expenses                                                8,906,000              11,369,000
  Income taxes payable                                                                 2,211,000                       -
  Deferred revenues                                                                    4,876,000               4,932,000
                                                                         -----------------------------------------------
          Total current liabilities                                                   17,562,000              18,267,000
  Deferred income taxes                                                                1,253,000               1,253,000
  Long-term debt                                                                         973,000               1,477,000
Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued                                                                   -                       -
   Common stock, $.01 par value, 25,000,000 shares
     authorized, 13,537,000 and 13,361,000 issued and
      outstanding                                                                        135,000                 134,000
   Additional paid-in capital                                                         49,756,000              49,585,000
   Deferred compensation                                                                 (42,000)                (43,000)
   Cumulative currency translation adjustment                                           (932,000)               (745,000)
   Accumulated deficit                                                                (9,043,000)            (35,502,000)
                                                                         -----------------------------------------------
          Total stockholders' equity                                                  39,874,000              13,429,000
                                                                         -----------------------------------------------
          Total liabilities and stockholders' equity                                 $59,662,000            $ 34,426,000
                                                                         ===============================================



       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           ASTEA INTERNATIONAL INC.
                           ------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                  (Unaudited)


                                                   Three Months                  Nine Months
                                                Ended September 30,         Ended September  30,
                                            --------------------------   --------------------------
                                                1998           1997          1998          1997
                                            ------------   -----------   -----------   ------------
Revenues:
 Software license fees                       $ 1,709,000   $ 3,694,000   $ 5,526,000   $  8,645,000
 Services and maintenance                      7,228,000     6,835,000    20,456,000     20,979,000
                                            -------------------------------------------------------
        Total revenues                         8,937,000    10,529,000    25,982,000     29,624,000
                                            -------------------------------------------------------
Costs and expenses:
 Cost of software license fees                   648,000       818,000     1,695,000      2,449,000
  (Note 3)
 Cost of services and maintenance              5,667,000     4,288,000    15,923,000     15,023,000
 Product development                           2,005,000     2,240,000     5,066,000      7,138,000
 Sales and marketing                           2,700,000     2,569,000     7,937,000      8,903,000
 General and administrative
  (Notes 3 and 4)                              1,490,000     1,121,000     4,777,000     10,619,000
 Restructuring charge (Note 3)                         -             -      (800,000)     5,328,000
                                            -------------------------------------------------------
        Total costs and expenses              12,510,000    11,036,000    34,598,000     49,460,000
                                            -------------------------------------------------------
Loss from continuing operations before        (3,573,000)     (507,000)   (8,616,000)   (19,836,000)
 interest and taxes
Net interest income (expense)                     58,000       (17,000)       64,000       (106,000)
                                            -------------------------------------------------------
Loss from continuing operations before        (3,515,000)     (524,000)   (8,552,000)   (19,942,000)
 income tax
Income tax benefit                                     -      (190,000)     (432,000)      (659,000)
                                            -------------------------------------------------------
Loss from continuing operations               (3,515,000)     (334,000)   (8,120,000)   (19,283,000)
Gain on disposal of discontinued              33,902,000             -    33,902,000              -
 operations, net of income taxes
Income from discontinued operations                    -       281,000       677,000        677,000
                                            -------------------------------------------------------
Net income (loss)                            $30,387,000   $   (53,000)  $26,459,000   $(18,606,000)
                                            =======================================================

Basic and diluted net income (loss) per
 share:                                      $     (0.26)  $     (0.02)  $     (0.60)  $      (1.46)
Continuing operations
Discontinued operations                      $      2.51   $      0.02   $      2.57   $       0.05
                                            -------------------------------------------------------
Net income (loss)                            $      2.25   $         -   $      1.97   $      (1.41)
                                            =======================================================
Share outstanding used in computing basic     13,535,000    13,234,000    13,457,000     13,215,000
 and diluted net income (loss) per share
                                            =======================================================



       The accompanying notes are an integral part of these statements.

                           ASTEA INTERNATIONAL INC.
                           ------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (UNAUDITED)

                                                                                             FOR THE NINE MONTHS
                                                                                             ENDED SEPTEMBER 30,
                                                                                 -----------------------------------------
                                                                                          1998                 1997
                                                                                 -----------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                                     $ 26,459,000         $(18,606,000)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
           Income from discontinued operations                                               (677,000)            (677,000)
           Gain on disposal of business                                                   (33,902,000)                   -
           Depreciation and amortization                                                    2,286,000            2,233,000
           Goodwill write-down                                                                      -            2,058,000
           Expense related to stock, stock options and debt issued in dispute
                Settlements                                                                         -            1,522,000
           Write-off of capitalized software                                                        -              453,000
           Other                                                                             (433,000)              11,000
        Changes in operating assets and liabilities:
           Receivables                                                                      2,579,000            6,430,000
           Prepaid expenses and other                                                        (208,000)              60,000
           Restructuring charge, net                                                       (1,474,000)           3,217,000
           Income tax refund receivable                                                             -            1,516,000
           Accounts payable and accrued expenses                                           (1,640,000)           1,276,000
           Deferred revenues                                                                  (61,000)            (310,000)
           Deferred income taxes                                                              319,000              180,000
                                                                                 -----------------------------------------
   Net cash used in operating activities of continuing operations                          (6,752,000)            (637,000)
   Net cash provided by (used in) discontinued operations                                    (510,000)             247,000
                                                                                 -----------------------------------------
   Net cash used in operating activities                                                   (7,262,000)            (390,000)
                                                                                 -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Sales (purchases) of  investments available for sale                           (15,082,000)           4,806,000
           Purchases of property and equipment                                               (661,000)            (352,000)
           Capitalized software development costs                                            (600,000)            (600,000)
           Proceeds from disposition of business                                           34,078,000                    -
                                                                                  ----------------------------------------
   Net cash provided by investing activities                                               17,735,000            3,854,000
                                                                                  ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Net repayments on line of credit                                                     (8,000)            (635,000)
          Proceeds from exercise of stock options and employee stock purchase                 136,000              180,000
           plan
          Net repayments of long-term debt                                                   (892,000)            (573,000)
                                                                                 -----------------------------------------
   Net cash used in financing activities                                                     (764,000)          (1,028,000)
                                                                                 -----------------------------------------
   Effect of exchange rate changes on cash and cash equivalents                               (26,000)              21,000
                                                                                 -----------------------------------------
   Net increase in cash and cash equivalents                                                9,683,000            2,457,000
   Cash and cash equivalents balance, beginning of period                                   6,396,000            2,187,000
                                                                                 -----------------------------------------
   Cash and cash equivalents balance, end of period                                      $ 16,079,000         $  4,644,000
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


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

-------------------------------------------------------

                           ASTEA INTERNATIONAL INC.
                           ------------------------
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------



1. BASIS OF PRESENTATION
   ---------------------

The consolidated financial statements at September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 of Astea International Inc. and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's 1997 Annual Report on Form 10-K which are hereby incorporated by reference in this quarterly report on Form 10-Q.

2. SALE OF BENDATA
   ---------------

On September 4, 1998, Astea completed the sale of the capital stock of its subsidiary, Bendata, which was accounted for as if it were effective on July 1, 1998. The financial statements reflect as discontinued operations for all periods presented that subsidiary's net assets and operating results, as well as the related transaction gain, separate from continuing operations. Related footnotes and management's discussion and analysis have been restated to reflect only continuing operations.

In consideration for the sale of Bendata, Astea received (a) $35 million in cash and (b) a promissory note in the principal amount of $7.5 million, payable on September 4, 1999, bearing interest at 4.89% per annum, secured by an irrevocable letter of credit. In addition, Astea will receive a secured promissory note, payable on September 4, 1999, in the principal amount of approximately $900,000 subject to certain post-closing adjustments that have not yet been calculated related to taxes. Net proceeds will be approximately $42.1 million and resulted in a gain of $33.9 million, including $2.5 million of estimated taxes. The proceeds will be used to purchase temporary investments, pay down debt, fund working capital for product development activities and general operations, and to purchase property and equipment.

Income from discontinued operations in the accompanying consolidated statements of operations was:

                                                Three Months                        Nine Months
                                            Ended September 30,                 Ended September  30,
                                     ---------------------------------   ---------------------------------
                                           1998              1997              1998              1997
                                     ----------------  ----------------  ----------------  ----------------
Revenues:                                 $    -             $4,888,000       $11,124,000       $14,144,000
                                   ========================================================================
Income before income taxes                     -                471,000         1,109,000         1,336,000

Income taxes                                   -                190,000           432,000           659,000
                                   ------------------------------------------------------------------------
Net income                                $    -             $  281,000       $   677,000       $   677,000
                                   ========================================================================

The assets and liabilities of Bendata have been reclassified in the accompanying balance sheets to separately identify them as net assets of discontinued operations. A summary of these net assets of discontinued operations is as follows:

                                                                               SEPTEMBER 30,           December 31,
                                                                                   1998                    1997
                                                                           ---------------------  ----------------------
Current assets, excluding accounts receivable                                       $         -             $ 4,892,000
Accounts receivables                                                                          -               5,378,000
Property and equipment, net                                                                   -               1,411,000
Current liabilities                                                                           -              (7,089,000)
Long-term liabilities                                                                         -                (258,000)
                                                                          ----------------------------------------------
Net assets of discontinued operations                                               $         -             $ 4,334,000
                                                                          ==============================================

3. RESTRUCTURING AND OTHER CHARGES
   -------------------------------

During the first quarter of 1997, the Company recorded a restructuring charge of $5,328,000 for actions aimed at reducing costs and consolidating its development activities primarily in its service automation product line. Since the restructuring was announced, the Company aggressively continued to close and consolidate excess capacity. Through September 1998, these payments totaled $4,134,000, including severance of $1,356,000, office-closing costs and unutilized lease expense of $2,304,000 and other consolidation costs of $474,000. During the second quarter of 1998, the Company based upon current facts, evaluated its restructuring accrual and determined that $800,000 was not needed and, accordingly, the accrual was adjusted. This excess related to lower than expected office closing costs.

As of September 30, 1998, the balance of the accrued restructuring charge of $394,000 is required for real and personal property leases and severance commitments payable through June 1999.

As a result of the restructuring, during the first quarter of 1997, the Company recorded a goodwill impairment charge of $2,058,000, which is included in general and administrative expense. This charge related to the 1995 acquisition of Astea Service and Distribution System BV ("Astea BV"), which experienced a deterioration in its operations. In 1997, as a result of the restructuring of its operation, the Company closed certain locations which were part of Astea BV.

Included in cost of software license fees in the first quarter of 1997 is a write-off of $453,000 of capitalized software development costs related to one of the Company's support automation products, PowerHelp, and to older versions of certain service automation modules which are no longer marketed by the Company.

4. CHARGES FOR CONTINGENCIES
   -------------------------

Included in the first quarter of 1997 general and administrative expense are charges for contingencies of $3,073,000. These charges include a reserve for failure to deliver a commercial release of a software product under beta development, a settlement of a dispute in cash, note payable and stock options with a stockholder and other legal contingencies.

5. STOCKHOLDERS' EQUITY/COMPREHENSIVE INCOME (LOSS)
   ------------------------------------------------

The reconciliation of Stockholders' Equity and comprehensive loss from December 31, 1997 to September 30, 1998 is summarized as follows:

                                                                   CUMULATIVE
                                       ADDITIONAL                   CURRENCY
                            COMMON      PAID-IN      DEFERRED      TRANSLATION    ACCUMULATED   COMPREHENSIVE
                            STOCK       CAPITAL    COMPENSATION    ADJUSTMENT       DEFICIT     INCOME (LOSS)
                          -----------------------------------------------------------------------------------


Balance at December 31,     $134,000  $49,585,000      $(43,000)     $(745,000)  $(35,502,000)
 1997
Grant of stock options
 below fair market value           -       38,000       (38,000)             -              -
Amortization of deferred
   compensation                    -            -        39,000              -              -
Exercise of options            1,000      133,000             -              -              -
Cumulative currency
   translation adjustment          -            -             -       (187,000)             -        (187,000)
Net Income                         -            -             -              -     26,459,000      26,459,000
                          -----------------------------------------------------------------------------------
Balance at September        $135,000  $49,756,000      $(42,000)     $(932,000)  $ (9,043,000)    $26,272,000
 30, 1998
                        =====================================================================================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  -----------------------------------------------------------------
 RESULTS OF OPERATIONS
 ----------------------

Overview
--------

This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these, as well as other risks and uncertainties, are described in more detail herein and in the Company's Annual Report on Form 10-K for 1997 and Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

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

Results of Operations
---------------------

Comparison of Three Months Ended September 30, 1998 and 1997
------------------------------------------------------------
Revenues
--------

Continuing Operations
---------------------

Revenues decreased $1,592,000, or 15%, to $8,937,000 for the three months ended September 30, 1998 from $10,529,000 for the three months ended September 30, 1997. Software license fee revenues decreased $1,985,000, or 54%, from the same period last year. Services and maintenance fees for the three months ended September 30, 1998 amounted to $7,228,000, a 6% increase from the same quarter in 1997.

The Company's international operations contributed $4,248,000 of revenues in the third quarter of 1998 compared to $4,153,000 in the third quarter of 1997. This represents a 2% increase from the same period last year and 48% of total revenues in the third quarter 1998.

Software license fee revenues decreased 54% to $1,709,000 in the third quarter of 1998 from $3,694,000 in the third quarter of 1997. The decrease primarily relates to DISPATCH-1 sales, within the Service Automation product line, which decreased $2,050,000 or 83% from $2,457,000 in the third quarter of 1997 to $407,000 in the third quarter of 1998 due to decreasing demand for this product. DISPATCH-1 accounted for only 24% of total software license fee revenues in the third quarter of 1998 compared to 67% of total license fee revenues in the third quarter of 1997. ServiceAlliance, within the Service Automation product line, license revenues increased $186,000, to $436,000 in the third quarter of 1998 from $250,000 in the third quarter of 1997. License fees from the Sales Automation (Abalon) product line increased $31,000 or 5% to $685,000 from
$654,000 in the third quarter of 1997.   After the sale of Bendata, the support
automation product line consists of HEAT revenue sold through the Australian branch until September 30, 1998 and royalties received on PowerHelp, which is sold through a distributor. Effective October 1, 1998, the Australian branch will no longer sell HEAT. During the third quarter of 1998 total support automation license fee revenues were $181,000 compared to $333,000 in the third quarter of 1997.

Services and maintenance revenues increased 6% to $7,228,000 in the third quarter of 1998 from $6,835,000 in the third quarter of 1997. The increase in services and maintenance revenues is primarily attributable to the Sales Automation and Service Automation product lines partially offset by a decrease in the Support Automation product line. The Sales Automation product line (Abalon) service and maintenance revenues increased $149,000 to $1,182,000, from $1,033,000 in the third quarter of 1997 or 14%. The Service Automation product line (DISPATCH-1 and ServiceAlliance) increased 5% to $5,921,000 in the third quarter of 1998 from $5,625,000 in the third quarter of 1997. The Support Automation product line, HEAT and PowerHelp, contributed services and maintenance revenues of $125,000, a 29% decrease over the same quarter in the prior year.

In the third quarter of 1998 and 1997, none of the Company's customers accounted for more than 10% of total revenues.

Costs of Revenues
-----------------

Cost of software license fees decreased 21% to $648,000 in the third quarter of 1998 from $818,000 in the third quarter of 1997. The software licenses gross margin percentage was 62% in the third quarter of 1998 compared to 78% in the third quarter of 1997. This decrease in gross margin was attributable to the combination of lower software license fee revenues and fixed costs of capitalized software amortization.

Cost of services and maintenance increased 32% to $5,667,000 in the third quarter of 1998 from $4,288,000 in the third quarter of 1997. The services and maintenance gross margin percentage was 22% in the third quarter of 1998 compared to 37% in the third quarter of 1997. This decrease in services and maintenance gross margin was primarily due to non-billable services and maintenance relating to the start up costs associated with ServiceAlliance, the Company's newest product offering in the Service Automation product line. ServiceAlliance was commercially released in September 1997.

Product Development
-------------------

Product development expense decreased 10% to $2,005,000 in the third quarter of 1998 from $2,240,000 in the third quarter of 1997. Product development as a percentage of revenues increased to 22% in the third quarter of 1998 from 21% in the third quarter of 1997.

Sales and Marketing
-------------------

Sales and marketing expense increased 5% to $2,700,000 in the third quarter of 1998 from $2,569,000 in the third quarter of 1997. This increase resulted from the Company's increased emphasis on the sales and marketing organizations primarily in the Service Automation and Support Automation product lines. As a percentage of revenues, sales and marketing expenses increased to 30% from 24% in the third quarter of 1997.

General and Administrative
--------------------------

General and administrative expenses increased 33% to $1,490,000 in the third quarter of 1998 from $1,121,000 in the third quarter of 1997. The increase primarily relates to an additional contingency reserve recorded in the third quarter of 1998.


Net Interest Income (Expense)
-----------------------------

Net interest income increased 441% to $58,000 of interest income in the third quarter of 1998 from $17,000 of interest expense in the third quarter of 1997. This increase was primarily attributable to the interest income earned on the proceeds from the sale of Bendata.

Comparison of Nine Months Ended September 30, 1998 and 1997
-----------------------------------------------------------

Revenues
--------

Total revenues decreased $3,642,000, or 12%, to $25,982,000 for the nine months ended September 30, 1998 from $29,624,000 for the nine months ended September 30, 1997. This overall decrease was comprised of a decrease in software license fees of $3,119,000 or 36% on a comparative nine month basis and a decrease in professional services and maintenance of $523,000 or 2% over the same comparative period. The Company's international operations contributed $12,166,000 in the first nine months of 1998 compared to $12,049,000 for the first nine months of 1997. This represents a 1% increase over the same period last year and is 47% of total revenues in the period.

Software license fee revenues decreased 36% to $5,526,000 in the first nine months of 1998 from $8,645,000 in the first nine months of 1997. License fee revenues for the DISPATCH-1, within the Service Automation product line, decreased $2,387,000 or 47% from $5,105,000 in the first nine months of 1997 to $2,718,000 in the first nine months of 1998 due to decreasing demand for this product. License fees from the Sales Automation (Abalon) product line decreased $920,000 or 40% to $1,370,000 in the first nine months of 1998 from $2,290,000 in the first nine months of 1997. Support Automation (HEAT) product line license fee revenues increased $138,000 or 45% from $309,000 in the first nine months of 1997 to $447,000 in the first nine months of 1998. Effective October 1, 1998, HEAT will no longer be sold due to the sale of Bendata. ServiceAlliance, which was introduced in August 1997, license fee revenues were $876,000 in the first nine months of 1998 compared to $250,000 in the first nine months of 1997.

Total services and maintenance revenues decreased 2% to $20,456,000 in the first nine months of 1998 from $20,979,000 in the first nine months of 1997. The decrease in service and maintenance revenues is primarily attributable to the Service Automation and Support Automation product lines offset by an increase in the Sales Automation product line. The Sales Automation product line (Abalon) services and maintenance revenues increased $577,000 or 19% from $3,080,000 in the first nine months of 1997 to $3,657,000 in the first nine months of 1998. Service Automation product line (DISPATCH-1 and ServiceAlliance) service and maintenance revenues decreased 6% to $16,345,000 in the first nine months of 1998, this decrease is a result of a decrease in new licenses sold in prior periods. The Support Automation product line contributed services and maintenance revenues of $454,000, an 18% decrease over the first nine months of 1997.

In the first nine months of 1998 and 1997, the Company had no customers which accounted for greater than 10% of total revenues.

Costs of Revenues
-----------------

Costs of software license fees decreased 31% to $1,695,000 in the first nine months of 1998 from $2,449,000 in the first nine months of 1997. The software licenses gross margin percentage was 69% in the nine months ended September 30,
1998 compared to 72% in the nine months ended September 30, 1997.   This
decrease in gross margin was due to the combination of lower software license fee revenues and fixed cost of capitalized software amortization partially offset by the write-off of capitalized software in the first quarter of 1997 relating to products and versions which will no longer be marketed in conjunction with the Company's restructuring of its product lines.

Costs of services and maintenance increased 6% to $15,923,000 in the first nine months of 1998 from $15,023,000 in the first nine months of 1997. The services and maintenance gross margin percentage was 22% in the nine months ended September 30, 1998 compared to 28% in the nine months ended September 30, 1997. The lower margins were primarily attributable to start-up costs associated with ServiceAlliance.

Product Development
-------------------

Product development expense decreased 29% to $5,066,000 in the first nine months of 1998 from $7,138,000 in the first nine months of 1997. Product development as a percentage of revenue decreased to 19% in the first nine months of 1998 compared to 24% in the first nine months of 1997. This decrease is a result of cost reductions as a result of the first quarter 1997 restructuring and on-going cost containment efforts.

Sales and Marketing
-------------------

Sales and marketing expenses decreased 11% to $7,937,000 in the first nine months of 1998 from $8,903,000 in the first nine months of 1997. As a percentage of revenues, sales and marketing expenses remained flat at 31% in the
first nine months of 1998 and 30% in the first nine months of 1997.   Sales and
marketing expenses decreased for the nine months ended September 30, 1998 primarily due to decreased variable selling expenses related to the reduced license volume.

General and Administrative
--------------------------

General and administrative expenses decreased 55% to $4,777,000 in the first nine months of 1998 from $10,619,000 in the first nine months of 1997. The decrease primarily relates to non-recurring charges of $5,131,000 in the first quarter of 1997. These charges included $2,058,000 for the write-off of Astea BV goodwill and $3,073,000 of contingency reserve for the possible failure to deliver a commercial release of software product under a beta development agreement, payment of cash, note payable and stock options related to the settlement of dispute with a stockholder and other contingencies. Excluding the one-time charges recorded in the first quarter of 1997, general and administrative expenses decreased $711,000 due to reductions in charges for reserves.

Restructuring  Charge
---------------------

During the first quarter of 1997, the Company recorded a restructuring charge of $5,328,000 for actions aimed at reducing costs primarily in its Service Automation product line and enhancing the Company's performance by increasing the focus on the Support Automation and Sales Automation product lines. Since the restructuring was announced, the Company aggressively continued to close and consolidate excess capacity. Through September 1998, these payments totaled $4,134,000, including severance of $1,356,000, office-closing costs and unutilized lease expense of $2,304,000 and other consolidation costs of $474,000. During the third quarter of 1998, the Company based upon current facts, evaluated its restructuring accrual and determined that $800,000 was not needed and, accordingly, the accrual was adjusted. This excess restructuring accrual related to lower than expected office closing costs.

Net Interest Income (Expense)
-----------------------------

Net interest income increased 160% to $64,000 of interest income in the first nine months of 1998 from $106,000 of interest expense in the first nine months of 1997. This increase was primarily attributable to the interest income earned on the proceeds from the Bendata sale and the termination of the capital lease obligation for the Company's former office headquarters, offset by the operating cash requirements of the Company, which reduced its investments.

Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities was $7,262,000 for the nine months ended September 30, 1998 compared to $390,000 for the nine months ended September 30, 1997. This increase was primarily attributable to reduced collection of accounts receivable, increases in payments of accounts payable and accrued expenses, payments of restructuring accruals offset by reduced net loss from operations and non-cash goodwill write down.

The Company's investing activities provided $17,735,000 of cash in the first nine months of 1998 compared to $3,854,000 in the first nine months of 1997.
The increase was attributable to the proceeds from the disposition of Bendata partially offset by investing these proceeds by purchasing investments available for sale.

The Company used $764,000 from financing activities during the nine months ended September 30, 1998 compared to $1,028,000 in the first nine months of 1997.
This decrease is due to lower repayments on the line of credit offset by increased payments on long term debt.

The Company maintains a line of credit with a maximum borrowing availability of $2,000,000. Maximum borrowings are limited to certain percentages of eligible accounts receivable (as defined). At September 30, 1998 the borrowing base was $1,794,000. The line of credit bears interest at the lending bank's prime rate (8.5% at September 30, 1998 and December 31, 1997). Borrowings under the line of credit are fully secured by the Company's assets. The outstanding balances as of September 30, 1998 and December 31, 1997 were $0. The line expires on December 31, 1998.

The Company's Swedish subsidiary, Astea International AB, has a revolving line of credit for up to 8,000,000 Swedish krona or $995,000. As of September 30, 1998 and December 31, 1997, Astea International AB's borrowing on its revolving line of credit was $906,000 and $914,000, respectively. The revolving line of credit bears interest at the bank's prime rate plus 2.4% (6.7% at September 30, 1998 and December 31, 1997). Borrowings under the revolving line of credit are secured by a third security interest in all of Astea International AB's assets. The line expires on December 31, 1998. Due to operating losses of Astea International AB, the subsidiary has breached financial covenants of the line of credit and is currently negotiating the terms of a new facility.

At September 30, 1998, the Company had a working capital ratio of approximately 3.0:1, with cash and investments available for sale of $32,520,000.

Discontinued Operations
-----------------------

On September 4, 1998, Astea completed the sale of the capital stock of its subsidiary, Bendata, effective on July 1, 1998. Net proceeds will be approximately $42.1 million and resulted in a gain of $33.9 million, including an estimated $2.5 million of taxes. During the third quarter of 1998, the Astea Australian branch continued to sell HEAT licenses and provide related services. Effective October 1, 1998, HEAT will no longer be sold by the Australian branch. During the nine months ended September 30, 1998 and 1997, Bendata had revenues of $11,124,000 and $14,144,000 respectively. Net income was $677,000 for the nine months ended September 30, 1998 and 1997.

Risk Associated with the Year 2000
----------------------------------

The Year 2000 issue is the result of some computer programs, particularly older ones, being written using two digits rather than four to define the applicable year. For example, date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions and information, send invoices, or engage in similar normal business activities.

The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own products and information systems, since the Company has reviewed its products and existing systems, and they either correctly define the year 2000 or are expected to be corrected or replaced by mid-1999 before Year 2000 issues will arise. Non-information technology systems that utilize embedded technology, such as microcontrollers, may also face Year 2000 issues. However, the Company believes that it does not have significant Year 2000 issues related to non-information technology systems and is currently reviewing these systems. This review is expected to be completed during fiscal 1999. In addition, the Company is conducting an analysis to determine the extent to which its major vendors' systems (insofar as they relate to the Company's business) are subject to the Year 2000 issue. To date, all major vendors are compliant. This review is expected to be completed by mid-1999 with the replacement of all non-compliant vendors by the end of 1999.

The Company also faces potential loss of revenue from customers who may have Year 2000 issues in their own businesses. Currently, the Company is unable to predict how and to what extent its operations may be affected by Year 2000 issues at its customers; however, Year 2000 issues at a significant customer could have a material adverse effect on the Company.

To date, the Company has not made any contingency plans to address third-party Year 2000 risks. The Company plans to formulate contingency plans to the extent necessary in fiscal 1999.

Costs related to Year 2000 issue remediation at the Company have been and are expected to be immaterial as the Company's systems have been and will be upgraded on a normal replacement schedule with only immaterial purchases of hardware and software and opportunity costs of Company personnel to ensure new systems and third parties are year 2000 compliant. The Company estimates that the expenses and capital expenditures associated with achieving year 2000
compliance will approximate $100,000.   Funding for these costs will come from
cash flows from operations. The Company has not deferred any significant system projects due to its Year 2000 efforts.

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

* The Company's future success will depend in part on its ability to increase licenses of ServiceAlliance and other new product offerings, and to develop new products and product enhancements to complement its existing field service, sales automation and customer support offerings.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

Not Applicable.


PART II - OTHER INFORMATION
---------------------------

ITEM 1.     LEGAL PROCEEDINGS
-----------------------------

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any legal proceedings, which would, in management's opinion, have a material adverse effect on the Company's business or results of operations.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
-----------------------------------------------------

There have been no changes in securities during the quarter ended September 30, 1998.

As of September 30, 1998, the Company has used all of the $42,057,000 net proceeds from its initial public offering of common stock. The use of proceeds includes $9,952,000 for the acquisition of Astea International AB, $3,416,000 for expenses incurred in connection with the merger with Bendata, Inc., $7,779,000 of S Corporation distributions paid to the majority stockholder, $6,900,000 for purchases and installation of property and equipment, $2,536,000 for repayment of indebtedness and $11,474,000 of working capital for product development activities and general operations.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
-------------------------------------------

There have been no defaults by the Company on any Senior Securities during the quarter ended September 30, 1998.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------

No matters were submitted to a vote of the Company's stockholders during the third quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

ITEM 5.     OTHER INFORMATION
-----------------------------

None.

Item 6.      Exhibits and Reports on Form 8-K
---------------------------------------------

(A)  Exhibits

     (27)  Financial Data Schedule

(B)  Reports on Form 8-K

During the quarter ended September 30, 1998, the Registrant filed a Current Report on Form 8-K dated August 14, 1998 reporting the agreement to sell its subsidiary, Bendata, Inc., and a Current Report on Form 8-K dated September 4, 1998 reporting the completion of the sale of its subsidiary, Bendata Inc.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of November 1998.

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