Form 10-K
period 1998-12-31
ASTEA INTERNATIONAL INC
filed 1999-03-29
CIK 945989

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                  ___________________________________________

                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For The Fiscal Year Ended:  December 31, 1998
                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For the transition period from _________ to _________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 19, 1999 (based on the closing price of $3.25 as quoted by Nasdaq National Market as of such date) was approximately $22,788,548.

As of March 19, 1999, 13,818,617 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1999 are incorporated by reference into Part III of this Annual Report on Form 10-K.
================================================================================

                               TABLE OF CONTENTS




                                                                        Page
                                                                        ----
            PART I

Item 1.     Business                                                     3
Item 2.     Properties                                                  18
Item 3.     Legal Proceedings                                           18
Item 4.     Submission of Matters to a Vote of Security Holders         18

            PART II

Item 5.     Market for Registrant's Common Equity and Related           19
            Stockholder Matters
Item 6.     Selected Financial Data                                     20
Item 7.     Management's Discussion and Analysis of Financial           22
            Condition and Results of Operations
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk  27
Item 8.     Financial Statements and Supplementary Data                 28
Item 9.     Changes in and Disagreements with Accountants on            50
            Accounting and Financial Disclosure

            PART III

Item 10.    Directors and Officers of the Registrant                    50
Item 11.    Executive Compensation                                      50
Item 12.    Security Ownership of Certain Beneficial Owners and         50
            Management
Item 13.    Certain Relationships and Related Transactions              50

            PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports        51
            on Form 8-K

            Signature Page                                              54


                                    PART I

Item 1.    Business.

GENERAL

     Astea International Inc. ("Astea" or the "Company") develops, markets and supports front-office solutions for the Customer Relationship Management ("CRM") software market. Astea's client/server and host-based applications are designed specifically for organizations for which field service and customer support are considered mission critical aspects of business operations. The Company's solutions have demonstrated quantifiable cost efficiency and service improvements in large enterprise environments that require sophisticated management of inventory, field and customer support resources. The Company's principal product offerings--ServiceAlliance/TM/, DISPATCH-1/TM/ and V-Service/TM/ -- deliver powerful functionality that enables organizations with a high degree of field service and customer support requirements to improve customer satisfaction, build customer loyalty, and decrease the cost of customer service by increasing revenue opportunities while diminishing costs. Astea's software has been licensed to approximately 400 companies worldwide, distributed across a variety of industries that provide maintenance and repair services, including telecommunications, information technology, healthcare, process and control technologies, and white goods.

     ServiceAlliance is the Company's newest service and support management software solution, which draws on the best practices and functionality of DISPATCH-1, one of the field service industry's leading customer service applications. First introduced in 1997, ServiceAlliance is a Year 2000 compliant, client/server application designed to leverage the rapid technology advances that continue to characterize the software industry. With ServiceAlliance, the Company reformulated the complex and powerful functionality of its original DISPATCH-1 product into an intuitive, configurable, modular and open software design. The result is a tightly integrated, highly configurable software solution that can be implemented more quickly and at lower cost than DISPATCH-1, and it is able to interface more easily with other key business systems. This combination is key to ServiceAlliance's ability to deliver a faster overall return on investment to Astea's customers. Accordingly, ServiceAlliance has a broader market appeal, since it cost effectively delivers to organizations of any size the functionality and capabilities once affordable only to Fortune 500 companies.

     The Company's original customer service product, DISPATCH-1, is one of the most widely installed field service solutions in the world. DISPATCH-1 helps organizations with complex and geographically dispersed field service operations automate and manage call center operations among customers, headquarters, branch offices and the field. Version 8.0 of DISPATCH-1 is Year 2000 compliant, supports both Internet and graphical desktop interfaces, and is interfaced to a number of complementary third-party products designed to extend its functionality. Other versions of DISPATCH-1 are also Year 2000 compliant. DISPATCH-1 has been deployed in a wide variety of large enterprise environments, and can support thousands of users in both single and multi-country situations. In select engagements, the Company has significantly customized and enhanced DISPATCH-1 to specifically address the needs of a few very large product deployments, generating an ongoing level of professional services and consulting revenues, as well product maintenance revenues.

     V-Service is a "virtual" service bureau that provides for the full deployment of DISPATCH-1 through the Internet, on a highly secure, time-share
basis.   V-Service provides access to the software and to each customer's database for a monthly service fee, which includes customer support. The Company also owns the rights to PowerHelp(TM), a stand-alone help desk management application, which the Company distributes and supports solely through selected resellers in North America, Europe and Japan.

     To implement its products, Astea provides its clients with an array of professional consulting services, training and customer support services. Astea's experienced and knowledgeable staff members have the expertise necessary for Astea to provide a comprehensive field service and customer support solution. They also serve as an internal source of industry expertise, a critical factor in the ongoing product development and enhancement process which ensures that Astea's products address the evolving business requirements of its customers.

     The Company markets its products both domestically and internationally through offices in the United States and overseas, as well as through resellers and system integrators. In 1998, the Company expanded its domestic direct sales force, establishing new regional locations in Chicago, Dallas, San Francisco, Denver, and Atlanta. A Toronto, Canada location was added in the first quarter of 1999. Internationally, the company maintains offices in the United Kingdom, the Netherlands, France, Australia, New Zealand, and Israel. Distributor agreements help to extend the Company's sales, marketing, and support presence to Japan, Taiwan, South Africa, India, Hong Kong and Malaysia. The Company is currently working on finalizing distributor agreements to serve Korea and Thailand. In addition, Astea currently maintains marketing partnership arrangements with several software application companies. Astea has initiated preliminary conversations with a number of consultant and reseller organizations with the intent to establish marketing partnerships. New marketing relationships have been, and continue to be, developed in specific product areas to enhance the Company's product offerings.

     During 1998, the Company divested its Bendata, Inc. ("Bendata") and Abalon AB ("Abalon") subsidiaries. See Note 3 of the Notes to the Consolidated Financial Statements. The closing of the Bendata sale was effective as of July 1, 1998, and the closing of the Abalon sale was effective December 31, 1998. Through Bendata, the Company had offered the HEAT(TM) family of software applications for the internal help desk automation market. (HEAT is a trademark of Bendata, Inc.) Through Abalon, the Company had offered the Abalon suite of sales and marketing applications built around a central customer database. (Abalon is a trademark of Abalon AB.) The Company's management concluded that these past acquisitions did not contribute synergistically to a strong market focus. Additionally, Astea could not provide adequate investment across multiple products and markets to establish or maintain strong market positions, while supporting the investment necessary to maintain or improve its core market position. The Company therefore elected to maintain a clear and distinct market focus on field service and support, which leverages its inherent industry expertise and knowledge. Unless otherwise indicated, the following description of the Company and its business, assets and financial condition excludes Bendata, Abalon and their products. The Bendata and Abalon operations have been treated as discontinued operations for financial reporting purposes. The assets and liabilities of Bendata and Abalon are classified on the Company's Consolidated Balance Sheet as net assets of discontinued operations. See Note 3 of the Notes to the Consolidated Financial Statements.

     ServiceAlliance, DISPATCH-1, PowerHelp, and V-Service provided 12%, 86%, 1%, and 1%, respectively, of the Company's software license, maintenance and service revenues in 1998.

CURRENT PRODUCT OFFERINGS

     Astea's flexible and functionally powerful products meet the changing computing and business needs of its customers. Solutions are generally scalable to address the needs of both small, rapidly growing and large, multinational organizations; and modular to accommodate growth within the enterprise so that a solution can be implemented in phases and expanded as required. The Company's products run on multiple platforms, using popular client/server environments, multiple hardware platforms and operating systems such as Windows, Windows NT, multiple UNIX platforms and Open VMS, depending on the product. Astea's products operate across a variety of relational database management systems (depending on the product) including those from Oracle, Progress, Sybase and Microsoft. They are deployed on local and wide-area networks with the ability to utilize multiple communications protocols.

ServiceAlliance

     ServiceAlliance is the Company's newest service and support management software solution, which draws on the best practices and functionality of DISPATCH-1, one of the field service industry's leading customer service applications. As of December 31, 1998, ServiceAlliance had been licensed to 47 customers worldwide. See "Certain Factors that May Affect Future Results-- Uncertain Market Acceptance of ServiceAlliance; Continued Dependence on DISPATCH-1." The Company is encouraged by the initial market acceptance of ServiceAlliance, which is being implemented in businesses worldwide.

     ServiceAlliance is a modularly designed, client/server-based field service and customer support software solution. Functionally, the product is composed of six discrete modules that utilize a shared database and centralized functional core of common tables and processes. ServiceAlliance provides a universal view of customer information, which facilitates the tracking and management of customers anywhere in the customer life cycle. With ServiceAlliance, users can update the status of customer requests as services are performed, maintaining customer status automatically and eliminating confusion regarding call status. Screen graphics for every service function have a consistent look to accelerate user familiarity. Integration lets users move from one step to another with maximum efficiency and minimum chance of error. Source code modifications are generally unnecessary.

     The standard ServiceAlliance product includes AllianceFIELDSERVICE(TM), AllianceCUSTOMERSUPPORT(TM), AllianceORDERS(TM), AllianceREPAIR(TM),
AllianceLOGISTICS(TM), and AllianceCONTRACTS(TM). Together, they address essential elements in the customer life cycle, including field dispatch and scheduling, external help desk (customer or engineer) support, inventory and logistics management (from the time of request through allocation and shipment); contract management and billing (including price books), and sales to service integration (quotations and work orders). In addition to these core modules, optional add-on modules are available to meet specific customer needs. Through AllianceSTUDIO(TM), customers also have access to a set of application-specific configuration tools that allow them to tailor ServiceAlliance to meet the needs of their specific business environment, which in turn facilitates rapid deployment of the product.

     In 1998, Astea released AllianceWEB(TM) and AllianceMOBILE(TM), two optional products designed to extend the boundaries of a service organization. With AllianceWEB, an organization's customers can access a variety of self-service functions through the Internet, such as viewing order status, creating or updating orders, reporting meter readings, viewing and editing their own customer profile, and searching for information regarding products, parts, and technical support information. AllianceMOBILE introduced a new support paradigm for field service agents, enabling real-time access to time sensitive information such as parts inventories and schedules. Utilizing widely available, low-cost unlimited Internet access, organizations can now deploy secure, browser-based access to the ServiceAlliance system.

     Significant new product development efforts are planned in 1999 to continue functional expansion of this product line with the release of versions 4.0 and
4.5. In 1999, Astea plans to commercially introduce AllianceTRAINER(TM). Based on Professional Training Services, Inc.'s advanced ScoutWings technology, AllianceTRAINER will deliver on-demand, computer-based training for ServiceAlliance content at the end-user desktop level. In addition to the more traditional computer-based training concepts of interactive "teacher" and "demonstration" modes, AllianceTRAINER offers a "concurrent operation" mode. With concurrent operation, the application guides an inexperienced operator through the actions necessary to accomplish a specific ServiceAlliance task, executing the task in real-time. AllianceTRAINER is designed to reduce the software learning curve for high-turnover job categories and infrequent or new users, and therefore to improve customer return on investment by delivering better and faster end-user productivity.

     ServiceAlliance was designed to interface with other "best of breed" products. Inherent product compatibility with a variety of other products, such as paging, search engines, electronic mail, and Internet tools, extends the application's functionality. A new automation tool, ActiveX automation, makes it easy to connect to other applications that conform to that standard. In addition, AllianceLINK(TM) interface products help clients integrate rapidly with more complex and sophisticated products, such as complex staff scheduling products, optimized parts planning and forecasting, financial systems and case-based reasoning tools.

     Supported environments for ServiceAlliance include: ClientsWindows 95/98 and Windows NT and Networks TCP/IP. ServiceAlliance operates with Oracle, Sybase, and Microsoft SQL Server databases.

DISPATCH-1

     Introduced in 1986 as the Company's original standard product, DISPATCH-1 incorporates years of industry experience. Typically adopted by larger Fortune 1,000 companies, many installations accommodate several thousand users in multi-location, global deployments. DISPATCH-1 automates a wide range of critical field service and related operations. It allows clients to track information relevant to their customer accounts by distributing customer, product and technical information--ranging from field service, depot repair and logistics to finance and contract administration--across an enterprise. DISPATCH-1 has been licensed by more than 350 customers worldwide since its introduction. Astea currently supports approximately 120 DISPATCH-1 customers on active maintenance. In 1998, approximately 86% of the Company's total revenues derived from license, maintenance and professional service fees related to DISPATCH-1. See "Certain Factors that May Affect Future Results--Uncertain Market Acceptance of ServiceAlliance; Continued Dependence on DISPATCH-1."

     DISPATCH-1 has more than 30 core operational modules, which allow call center operations to open and track service requests, identify contractual obligations, generate new sales opportunities, diagnose problems and analyze the appropriate field resources required to address a problem. Spare parts inventory needed for on-site, in-house or third-party repairs is managed from requisition through purchasing, receiving and shipping. Repairs made to parts and components returned from the field are tracked through the product's depot operations capabilities. Integrated financial modules capture cost and revenue information throughout the life of the customer interaction. Product performance and failure information also can be captured and shared with engineering, quality and manufacturing departments to deliver improvements in quality control, design and production.

     Version 8.0 of DISPATCH-1, released in December 1997, provides users with easy-to-use interface choices, Year 2000 compliance, enhanced contracts administration and service order management functionality. Users can now use the system from virtually any type of interface over the Internet, with a personal computer or with traditional terminals. Users can access their data using one or all of these interfaces simultaneously. Each of the interfaces provides similar screens and may be used separately or in any combination. The event-driven, thin display client is optimized to perform well in both local area network ("LAN") and wide area network ("WAN") environments. Remote users also can access all features of DISPATCH-1 through the Internet, a corporate LAN or WAN and through direct modem connections.

     DISPATCH-1's remote access modules--REMOTE-1(TM), Manager's Window(TM) and WebAccess(TM)--address the specific processing needs of field technicians, their managers and the client's customers. Using Astea's REMOTE-1 module, mobile field technicians have direct access to critical customer service information via wireless or wireline networks, ensuring that required equipment and parts are obtained before traveling to the customer site. Manager's Window enables field managers to gain access to and assess a technician's progress, help troubleshoot problems and reassign resources to address workload requirements as new customer priorities arise. WebAccess allows an organization's customers to connect directly to

DISPATCH-1 to initiate service requests, place parts orders and track the service provider's progress on service calls, streamlining the call center administration process and further strengthening the client's relationship with the customer.

     Astea has also developed decision support modules to further automate and decentralize the decision-making capabilities offered by DISPATCH-1. In April 1997, Astea introduced DISPATCH-1 WebView, which provides access to all DISPATCH-1 functionality using Web browsers such as Netscape Navigator 3.0 and above or Microsoft Internet Explorer 3.0 and above on PC or Macintosh computers. This is of particular benefit to companies moving to a "thin-client" Internet approach to enterprise-wide applications. Remote users can access all features of DISPATCH-1's 30 modules through the Internet, a corporate LAN/WAN and through direct modem connections.

     DISPATCH-1 is available on UNIX and Open VMS operating systems and operates with Oracle and Progress database management systems.

V-Service

     Virtual Service Corporation ("VSC") is currently a wholly-owned subsidiary of the Company; pursuant to a joint development agreement, Mitsubishi Electronics America, Inc. has agreed to provide technology and other support to VSC and, in exchange, is represented on VSC's board of directors and has the option to acquire an ownership interest in VSC not greater than 50%, depending on certain circumstances. VSC's V-Service is a "virtual" outsourcing, service bureau that provides for the full deployment of DISPATCH-1 through the Internet, on a highly secure, time-share basis. V-Service provides access to the software and to each customer's database for a monthly service fee, which includes customer support. Both the hardware and software are maintained at Astea's headquarters facility in Horsham, Pennsylvania.

PowerHelp

     In conjunction with the Company's restructuring during the first quarter of 1997, the Company no longer directly markets the PowerHelp product. In July 1997, the Company granted all of its North American distribution rights in its PowerHelp customer support product to Vertical Solutions, Inc. ("VSI"), a system integrator and reseller based in Cincinnati, Ohio, for a period ending in 2001. During 1998, the Company expanded VSI's distribution rights to Europe and South America. VSI also assumed responsibility for the technical support of the Company's existing PowerHelp customers in North America, Europe and South America, and VSI is authorized to make modifications and enhancements to the PowerHelp product.

PROFESSIONAL SERVICES AND CUSTOMER SUPPORT SERVICES

     Astea offers a range of specialized professional and customer support services to assist its clients in using its products effectively. These services include business process consulting, implementation planning, project management, customization, education and training, technical support and ongoing software maintenance. Astea believes that its professional services capabilities allow its clients to deploy the Company's products quickly and efficiently. Together, professional services and customer support comprised 80% of the Company's total revenues in 1998, compared to 71% in 1997.

Professional Services

     As of December 31, 1998, the professional services group consisted of 129 professional services personnel headquartered in two offices in the United States and six offices internationally: in the United Kingdom, the Netherlands, France, Israel, Australia and New Zealand. Of the Company's 129 professional services personnel, 88 representatives are based in domestic offices while the remaining 41 representatives are based overseas. An initial professional services engagement usually lasts between six and 18 months for DISPATCH-1 and between one and four months for ServiceAlliance. For some of Astea's largest clients, dedicated, global project teams are created to work exclusively with these clients. In the case of smaller clients or more discrete projects, appropriate teams are assembled from the Company's worldwide offices to perform the required services. Due to the more complex nature of Astea's DISPATCH-1 offering, customers that license these programs purchase a higher volume of professional services than customers of ServiceAlliance and V-Service.

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

Customer Support

     Company's customer support group provides Astea's clients with telephone and on-line technical support, as well as product enhancements, updates, new releases and corrections. Astea's customer support group is deployed to provide support for Astea's clients in all regions of Astea's worldwide operations, providing local client representatives with real-time support usually spoken in their native languages by Astea and distributor personnel familiar with local business customs and practices. Typically, customer support fees are established as a fixed percentage of license fees and are invoiced to clients on an annual basis after the conclusion of the warranty period, which is normally 90 days. Astea's customer support representatives are located in two offices in the United States and four offices in Europe and Australia. As of December 31, 1998, the Company's worldwide customer support group consisted of 47 representatives, 36 located in the United States and 11 based internationally.

CUSTOMERS

     The Company estimates that it has approximately 400 license customers, ranging from small, rapidly growing companies to large, multinational corporations with geographically dispersed operations and remote offices. The broad applicability of the Company's products is demonstrated by the wide range of companies across many markets and industries that use one or more of Astea's products, including telecommunications, computers and electronics, office equipment, medical systems, building systems and controls, and third-party service and support organizations. In 1998, Storage Technology Corporation and NCR Corporation accounted for 15% and 11% of the Company's revenues, respectively. In 1997 and 1996, NCR Corporation accounted for 17% and 12% of the Company's revenues, respectively.

SALES AND MARKETING

     Astea markets its products and services through a multi-tiered sales structure comprised of direct sales and telesales operations, and through relationships with resellers and international distributors. In 1998, the Company launched a concerted effort to broaden its reseller network by seeking to establish a nationwide indirect distribution channel targeted at the mid-
market tier.   The Company's sales organization consisted of 35 personnel on
December 31, 1998, complemented by a coordinated marketing effort of the Company's marketing group, which consisted of 14 personnel on December 31, 1998. See "Certain Factors that May Affect Future ResultsNeed to Expand Indirect Sales."

     Astea's direct sales force of 22 personnel employs a consultative approach to selling ServiceAlliance and DISPATCH-1, working closely with prospective clients to understand and define their customers' needs and determine how such needs can be addressed by the Company's products. These clients typically represent the mid- to high-end of the CRM software market. A prospect development organization comprised of telemarketing representatives develops and qualifies sales leads prior to referral to the direct sales staff. See "Certain Factors that May Affect Future Results--Continued Dependence on Large Contracts May Result in Lengthy Sales and Implementation Cycles." The modular structure of Astea's software and its ongoing product development efforts provide opportunities for incremental sales of product modules and consulting services to existing accounts.

     Astea's corporate marketing department is responsible for product marketing, lead generation and marketing communications, including advertising and public relations. Based on client feedback and market data, product marketing provides input and direction for the Company's ongoing product development efforts and professional services marketing. Leads developed from marketing are routed through the Company's sales and marketing automation system. The Company also participates in an annual conference organized and sponsored by ADONUS, Inc., an independent user group comprised of Astea's DISPATCH-1 and ServiceAlliance clients. Conference participants attend training sessions, workshops and presentations, and interact with other Astea product users and Astea management and staff, providing important input for future product direction.

     Astea's international sales increased in 1998, accounting for 32% of the Company's revenues in 1998, 28% in 1997 and 31% in 1996. See "Certain Factors that May Affect Future Results--Risks Associated with International Sales" and
Note 17 of the Notes to the Consolidated Financial Statements.

PRODUCT DEVELOPMENT

     Astea's product development strategy is to provide products that are easy to implement, use, and maintain. Its products are designed to be flexible, modular and scalable, so that they can be implemented incrementally in phases and expanded to satisfy the evolving information requirements of Astea's clients and their customers. Each product is also designed to be as platform- hardware-independent as possible, using popular client/server environments, multiple hardware platforms and operating systems. To accomplish these goals, the Company uses widely accepted, commercially available application development tools from Progress Software Corporation, Sybase, Inc. and Microsoft Corporation. These software tools provide the Company's clients with the flexibility to deploy Astea's products across a variety of hardware platforms, operating systems, client/server configurations and relational database management systems.

     As of December 31, 1998, the Company's product development staff consisted of 62 employees. The Company's total expenses for product development for the years ended December 31, 1998, 1997 and 1996 were $5,718,000, $8,653,000 and
$6,628,000, respectively; these expenses represented 20%, 27% and 16% of total
revenues for 1998, 1997 and 1996, respectively.   In addition, the Company
capitalized software development costs of $800,000, $950,000 and $1,858,000 in 1998, 1997 and 1996, respectively. The Company anticipates that it will continue to commit substantial resources to product development in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Factors that May Affect Future Results--Need for Development of New Products."

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

COMPETITION

     The CRM software market is intensely competitive and subject to rapid change. To maintain or increase its position in the industry, the Company will need to continually enhance its current product offerings, introduce new products and features and maintain its professional services capabilities. The Company currently competes on the basis of the depth of its product features and functions, including the adaptability and scalability of its products; the ability to deploy complex systems both locally and internationally; product quality, ease-of-use, reliability and performance; breadth of professional services; integration of Astea's offerings with other enterprise and client/server applications; price; and the availability of Astea's products on popular operating systems, relational databases, the Internet and communications platforms.

     Competitors vary in size, scope and breadth of the products and services offered. The Company encounters competition generally from a number of sources, including other software companies, third-party professional services organizations that develop custom software, and management information systems departments of potential customers developing proprietary, custom software. In the field service and customer support marketplace, the Company competes against publicly-held companies and numerous smaller, privately-held companies. The Company's competitors include SAP AG ("SAP"), Clarify Inc. ("Clarify"), The Vantive Corporation ("Vantive"), J.D. Edwards and Company ("JD Edwards"), and a number of smaller privately-held companies. See "Certain Factors that May Affect Future Results--Competition in the Customer Relationship Management Software Market Is Intense."

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

EMPLOYEES

     As of December 31, 1998, the Company, including its subsidiaries, had a total of 317 full time employees worldwide, 192 in the United States, 18 in the United Kingdom, 35 in the Netherlands, six in France, 41 in Israel, 23 in Australia, one in New Zealand and one in Japan. Of the total, 49 were employed in sales and marketing, 62 in product development, 176 in professional services and customer support and 30 in administration and finance. The Company's future performance depends, in significant part, upon the continued service of its key technical and management personnel and its continuing ability to attract and retain highly qualified and motivated personnel in all areas of its operations. See "Certain Factors that May Affect Future Results--Dependence on Key Personnel; Competition for Employees." None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

CORPORATE HISTORY

     The Company was incorporated in Pennsylvania in 1979 under the name Applied System Technologies, Inc. In 1992, the Company changed its name to Astea International Inc. Until 1986, the Company operated principally as a software consulting firm, providing professional software consulting services on a fee for service and on a project basis. In 1986, the Company introduced its DISPATCH-1 product. In November 1991, the Company's sole stockholder acquired the outstanding stock of The DATA Group Corporation ("Data Group"), a provider of field service software and related professional services for the mainframe computing environment. Data Group was merged into the Company in January 1994. In February 1995, the Company and its sole stockholder acquired the outstanding stock of Astea Service & Distribution Systems BV ("Astea BV"), the Company's distributor of DISPATCH-1, ServiceAlliance and related services in Europe. In May 1995, the Company reincorporated in Delaware. In July 1995, the Company completed its initial public offering of Common Stock. In February 1996, the Company merged with Bendata, Inc. In June 1996, the Company acquired Abalon AB. In September 1998 (effective July 1, 1998), the Company sold Bendata, Inc. In December 1998, the Company sold Abalon AB.

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

     UNCERTAIN MARKET ACCEPTANCE OF SERVICEALLIANCE; CONTINUED DEPENDENCE ON DISPATCH-1. In each of 1998, 1997 and 1996 (after accounting for the disposition of Bendata and Abalon), more than 86%, 93% and 91%, respectively, of the Company's total revenues derived from the licensing of DISPATCH-1 and the provision of professional services in connection with the implementation, deployment and maintenance of DISPATCH-1 installations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company originally introduced ServiceAlliance in August 1997 in order to target a market segment in which DISPATCH-1 was not cost-effective or attractive. Subsequent, rapid changes in technology have now positioned ServiceAlliance to supercede DISPATCH-1 as the company's flagship brand. As a result, the probability that DISPATCH-1 will be sold to new customers is small. Sales to existing customers comprised 100% of DISPATCH-1 license revenue in 1998.

     While the Company licensed ServiceAlliance to 34 companies worldwide in 1998 and 10 companies worldwide in 1997, ServiceAlliance has not yet earned market acceptance, and revenues from sales of ServiceAlliance alone are not yet sufficient to support the expenses of the Company. The Company's future success will depend in part on its ability to continue to reduce its reliance on revenues from DISPATCH-1, by increasing licenses of ServiceAlliance and other offerings, and by developing new products and product enhancements to complement its existing field service and customer support offerings. Any failure of the Company's products to achieve or sustain market acceptance, or of the Company to sustain its current position in the field service software market, would have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will be able to sustain demand for DISPATCH-1 and increase demand for ServiceAlliance, thereby avoiding future losses.

     NEED FOR DEVELOPMENT OF NEW PRODUCTS. The Company's future success will depend upon its ability to enhance its current products and develop and introduce new products on a timely basis that keep pace with technological developments, industry standards and the increasingly sophisticated needs of its customers, including developments within the client/server and object-oriented computing environments. Such developments may require, from time to time, substantial capital investments by the Company in product development and testing. The Company intends to continue its commitment to research and development and its efforts to develop new products and product enhancements. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and product enhancements; that new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance; or that the Company's current or future products will conform to industry requirements. Furthermore, reallocation of resources by the Company, such as the diversion of research and development personnel to development of a particular feature for a potential or existing customer, can delay new products and certain product enhancements. If the Company is unable to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely effected.

     COMPETITION IN THE CUSTOMER RELATIONSHIP MANAGEMENT SOFTWARE MARKET IS INTENSE. The CRM software market is intensely competitive. The Company's competitors include Clarify and Vantive, as well as traditional enterprise resource planning software providers such as SAP, Baan and JD Edwards that are developing field service and customer support capabilities. In addition, a number of smaller, privately-held companies generally focus only on discrete areas of the CRM software marketplace. Because the barriers to entry in the CRM software market are relatively low, new competitors may emerge with products that are superior to the Company's products or that achieve greater market acceptance. Some of the Company's existing and potential competitors have greater financial, technical, marketing and distribution resources than the Company has. Moreover, the CRM industry is currently experiencing significant consolidation, as larger public companies seek to enter the CRM market through acquisitions. The Company expects that competition will increase as a result of software industry consolidations. As a result, some of the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development and distribution of their products. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not adversely affect its business and results of operations.

     CONTINUED DEPENDENCE ON LARGE CONTRACTS MAY RESULT IN LENGTHY SALES AND IMPLEMENTATION CYCLES. The sale and implementation of the Company's products generally involve a significant commitment of resources by prospective customers. While ServiceAlliance requires a less substantial commitment than does DISPATCH-1, the purchase and implementation of ServiceAlliance still require a substantial commitment. As a result, the Company's sales process often is subject to delays associated with lengthy approval processes attendant to significant capital expenditures, definition of special customer implementation requirements, and extensive contract negotiations with the customer. The sales cycle varies substantially from customer to customer and typically lasts between four and nine months. During this time the Company may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies. The Company may experience a number of significant delays over which the Company has no control. Because the costs associated with the sale of the product are fixed in current periods, timing differences between incurring costs and recognition of revenue associated with a particular project may result. Moreover, in the event of any downturn in any existing or potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled.

     In addition, following the initial sale, the implementation of DISPATCH-1 (and to a lesser extent, ServiceAlliance) typically involves several months of customer training and integration of the product with the customer's other existing systems. A successful implementation requires a close working relationship between the customer and members of the Company's professional service organization. Occasionally, delays result from a customer's lack of attention to the implementation project for reasons unrelated to the Company's performance. When the Company has provided consulting services to implement certain larger projects, some customers have in the past delayed payment of a portion of license fees until implementation was complete and in some cases have disputed the consulting fees charged for implementation. There can be no assurance the Company will not experience additional delays or disputes regarding payment in the future, particularly if the Company receives orders for large, complex installations. Some of the Company's customers have adopted the Company's software on an incremental basis. There can be no assurance that the Company's customers will expand usage of the Company's software on an enterprise-wide basis or implement new software products introduced by the Company. The failure of the Company's software to perform according to customer expectations or otherwise to be deployed on an enterprise-wide basis could have a material adverse effect on the ability of the Company to collect revenues or to increase revenues from new as well as existing customers. The Company believes that period-to-period comparisons of its results of operations should not be relied upon as any indication of future performance.

     REDUCED PRODUCT OFFERINGS AFTER SALES OF BENDATA AND ABALON. During 1998, the Company divested its Bendata and Abalon subsidiaries. Through Bendata, the Company had offered the HEAT family of software applications for the help desk automation market. Through Abalon, the Company had offered the Abalon suite of sales and marketing applications built around a central customer database. Through these strategic dispositions, the Company has refocused its efforts and resources on the field service and customer support segment of the CRM software market, which is the Company's core competency. While the Company's remaining products continue to offer help desk functionality, and may in the future offer sales and marketing automation functionality, the Company currently does not offer stand-alone products in the help desk and sales and marketing automation segments of the CRM software market. As a result, the Company's product lines are now less diversified than in the prior year. This could impede the Company's ability to compete against other companies in the CRM software market that offer a wider range of products and further increases the Company's reliance on DISPATCH-1 and ServiceAlliance. Any failure of the Company's remaining products to achieve or sustain market acceptance would have a material adverse effect on the Company's business and results of operations.

     FLUCTUATIONS IN QUARTERLY OPERATING RESULTS MAY BE SIGNIFICANT. The Company's quarterly operating results have in the past varied significantly and are likely to vary significantly in the future, depending on factors such as the size and timing of revenue from significant orders, the recognition of revenue from such orders, the timing of new product releases and market acceptance of these new releases, the level of product and price competition, and the seasonality of its business. As a result of the application of the revenue recognition rules applicable to the Company's licenses under generally accepted accounting principles, the Company's license revenues may be recognized in periods after those in which the respective licenses were signed. In addition, the Company's quarterly operating results are dependent on factors such as budgeting cycles of its customers, customer order deferrals in anticipation of enhancements or new products, the impact of acquisitions of competitors, the cancellation of licenses or maintenance agreements, product life cycles, software bugs and other product quality problems, personnel changes, changes in Company strategy, investments to develop sales distribution channels, changes in the level of operating expenses and general domestic and international economic and political conditions, among others.

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

     RAPID TECHNOLOGICAL CHANGE. The CRM software market is subject to rapid technological change, frequent new product introductions and evolving technologies and industry standards that can quickly render existing products and services obsolete. While the Company is not aware of any emerging products that are likely to render its existing products obsolete, there can be no assurance that the Company's products could not suffer such obsolescence. Because of the rapid pace of technological change in the application software industry, the Company's current market position in field service and customer support automation or other markets that it may enter could be eroded rapidly by product advancements. The Company's application environment relies primarily on software development tools from Microsoft Corporation, Progress Software Corporation and PowerSoft Corporation, a subsidiary of Sybase, Inc. If alternative software development tools were to be designed and generally accepted by the marketplace, the Company could be at a competitive disadvantage relative to companies employing such alternative developmental tools, possibly resulting in material harm to the Company's financial condition and results of operation.

     NEED TO EXPAND INDIRECT SALES. The Company has historically sold its products through its direct sales force and a limited number of distributors. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in establishing relationships with distributors, resellers and systems integrators. The Company is currently investing, and plans to continue to invest, significant resources to expand its domestic and international direct sales force and develop distribution relationships with certain third party distributors, resellers and systems integrators. The Company's distributors also sell or can potentially sell products offered by the Company's competitors. There can be no assurance that the Company will be able to retain or attract a sufficient number of its existing or future third party distribution partners or that such partners will recommend, or continue to recommend, the Company's products. The inability to establish or maintain successful relationships with distributors, resellers or systems integrators could have a material adverse effect on the Company's business, operating results or financial condition. Any failure by the Company to maintain and train its direct sales force and expand other distribution channels would materially adversely affect the Company's business, operating results and financial condition.

     RISKS ASSOCIATED WITH INTERNATIONAL SALES. In 1998, international sales represented approximately 32% of the Company's total revenues. In 1997, international sales represented approximately 28% of the Company's total revenues. In 1996, international sales represented approximately 31% of the Company's total revenues. The Company expects that international sales will continue to be a significant component of its business. International sales are subject to a variety of significant risks, including difficulties in establishing and managing international distribution channels and in translating products into foreign languages. International operations also may encounter difficulties in collecting accounts receivable, staffing and managing personnel and enforcing intellectual property rights. Other factors that can also adversely affect international operations include fluctuations in the value of foreign currencies and currency exchange rates, changes in import/export duties and quotas, introduction of tariff or non-tariff barriers, potentially adverse tax consequences, possible recessionary environments in economies outside the United States, changes in the market for business software as a result of currency unification in Europe, and economic or political changes in international markets. The current economic difficulties in several Asian countries could have an adverse impact on the Company's international operations in future periods. In addition, the Company's international revenues may also be affected to a great extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

     YEAR 2000 RISKS. The "Year 2000" risk arises because some computer programs, particularly older ones, were written using two digits rather than four to define the applicable year--for example, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions and information, send invoices, or engage in similar normal business activities.

     The Company's Software. The Company continues to review and test its existing product offerings to ensure that these offerings are adequately able to address the issues expected to arise in connection with the upcoming change in the century. The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own products and information systems. ServiceAlliance and certain later recent releases of DISPATCH-1 (versions 8.0, 6.0j and 6.2g) are designed to accurately calculate, compare and sequence date and time data between the twentieth and twenty-first centuries. The Company has implemented plans and announced timetables for modifying or phasing out the remainder of its products (older versions of DISPATCH-1) that are not currently able to calculate, compare and sequence all date and time data between the twentieth and twenty-first centuries. The Company regularly provides its customers with current information on the status of these development efforts. There can be no assurance, however, that the Company will successfully complete this development in the published timeframes. In addition, the Company has not fully determined the extent to which the Company's products may be impacted by third parties' systems, which may not be Year 2000 compliant. Failure by the Company to successfully modify or phase out its older systems that are not year 2000 compliant within the published timeframes could have a material, adverse effect on the Company's operations and financial condition.

     Other Software and Hardware. Non-information technology systems that use embedded technology, such as microcontrollers, may also face Year 2000 risks. The Company believes, however, that it does not have a material Year 2000 risk related to non-information technology systems, and the Company is currently reviewing these systems. In addition, the Company is conducting an analysis to determine the extent to which its major vendors' systems (insofar as they relate to the Company's business) are subject to the Year 2000 risk. To date, all major vendors that have been reviewed are compliant. This review is expected to be completed by mid-1999 with the replacement of all non-compliant vendors by the end of 1999. While the Company has made efforts to seek reassurance from its suppliers, there can be no assurance that the systems of other companies with which the Company deals or on which the Company's systems rely will be timely converted, or that any such failure to convert by another company could not have an adverse effect on the Company. The Company also faces potential loss of revenue from customers who may have Year 2000 problems in their own businesses. Currently, the Company is unable to predict how and to what extent its operations may be affected by Year 2000 issues at its customers; however, Year 2000 issues at a significant customer could have a material adverse effect on the Company.

     Costs and Contingency Plans. To date, the Company has not made any contingency plans to address third-party Year 2000 risks. The Company plans to formulate contingency plans to the extent necessary in fiscal 1999. Costs related to Year 2000 remediation at the Company have been and are expected to be immaterial, since the Company's systems have been and will be upgraded on a normal replacement schedule with only immaterial purchases of hardware and software and opportunity costs of Company personnel to ensure that new systems and those of third parties are Year 2000 compliant. The Company estimates that the expenses and capital expenditures associated with achieving Year 2000 compliance will approximate $100,000. Funding for these costs will come from cash flows from operations. The Company has not deferred any significant system projects due to its Year 2000 efforts.

     Legal Liabilities. The law regarding liability for Year 2000 problems is evolving rapidly and could become more friendly to users of software with alleged Year 2000 deficiencies. The Company limits its contractual warrantees on Year 2000 compliance to objective performance standards that the Company has tested, and the Company makes no warrantees for nonconformance if the Company's software products are combined with other software or data that are not conducive to accurately calculating, comparing or sequencing date and time data between the twentieth and twenty-first centuries. Nonetheless, there can be no assurance that some of the Company's customers will not assert legal claims against the Company based on Year 2000 theories of liability. While the Company believes that such claims would be precluded by its contracts, if such a claim were upheld in court, the resulting expense to the Company and diversion of management and development time could have a material, adverse effect on the Company's operations and financial condition.

     DEPENDENCE ON KEY PERSONNEL; COMPETITION FOR EMPLOYEES. The future success of the Company will depend in large part on its ability to attract and retain talented and qualified employees, including skilled management personnel. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for key personnel is intense, particularly so in recent years. From time to time the Company has experienced difficulty in recruiting and retaining talented and qualified employees. There can be no assurance that the Company can retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. The inability of the Company to hire talented personnel or the loss of key employees could have a material adverse effect on the Company's business and results of operations.

     CONCENTRATION OF OWNERSHIP. Zack B. Bergreen, the Company's Chairman and Chief Executive Officer, as of March 19, 1999, beneficially owned approximately 49% of the outstanding Common Stock of the

Company. As a result, Mr. Bergreen exercises significant control over the Company through his ability to influence and control the election of directors and all other matters that require action by the Company's stockholders. Under certain circumstances, Mr. Bergreen could prevent or delay a change of control of the Company which may be favored by a significant portion of the Company's other stockholders, or cause a change of control not favored by the majority of the Company's other stockholders. Mr. Bergreen's ability under certain circumstances to influence, cause or delay a change in control of the Company also may have an adverse effect on the market price of the Company's Common Stock.

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

     RISK OF PRODUCT DEFECTS; FAILURE TO MEET PERFORMANCE CRITERIA. The Company's field service and customer support software is intended for use in enterprise-wide applications that may be critical to a customer's business. As a result, the Company's customers and potential customers typically have demanding requirements for installation and deployment. Software products as complex as those offered by the Company may contain errors or failures, particularly when software must be customized for a particular licensee, when new products are first introduced or when new versions are released. Although the Company conducts extensive product testing during product development, the Company has at times delayed commercial release of software until problems were corrected and, in some cases, has provided enhancements to correct errors in released software. The Company could, in the future, lose revenues as a result of software errors or defects. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in software, customizations or releases after commencement of commercial shipments, resulting in loss or delay of revenue or delay in market acceptance, diversion of development resources or increased service and warranty costs, any of which could have a material adverse effect upon the Company's business, operating results and financial condition.

     BURDENS OF CUSTOMIZATION. Certain of the Company's clients request customization of DISPATCH-1 products to address unique characteristics of their businesses or computing environments. The Company's commitment to customization could place a burden on the Company's client support resources or delay the delivery or installation of products which, in turn, could materially adversely affect the Company's relationship with significant clients or otherwise adversely affect its business and results of operations. In addition, the Company could incur penalties or reductions in revenues for failures to develop or timely deliver new products or product enhancements under development agreements and other arrangements with customers.

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

ITEM 2.  PROPERTIES.

      The Company's headquarters are located in a leased facility of approximately 51,000 square feet in Horsham, Pennsylvania. The Company also leases facilities for operational activities in Bedford, Massachusetts; Houten, the Netherlands; and Tefen, Israel; and for sales and customer support activities in Cranfield, England; Paris, France; Tokyo, Japan; St. Leonards, Australia; and Auckland, New Zealand. The Company believes that suitable additional or alternative office space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In addition, since the Company enters into a number of large contracts requiring the complex installation of software products and the implementation of considerable professional services over several quarterly periods, the Company is from time to time engaged in discussions and deliberations with customers regarding the adequacy and timeliness of the installation or service, product functionality and features desired by the customer and additional work and product requirements that were not anticipated at the commencement of the project. These deliberations sometimes result in changes in services required, upward or downward price adjustments, or reworking of contract terms. The Company from time to time will reserve funds for contingencies under contract deliberations. The Company is not a party to any material legal proceedings, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's business, financial condition or results of operations. See
Note 13 of the Notes to the Consolidated Financial Statements.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ATEA." The following table sets forth the high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market for the past two fiscal years:


         1997:                                    High           Low
                                               -----------  --------------
         First quarter                               $6.38           $3.89
         Second quarter                               3.75            1.94
         Third quarter                                3.19            2.38
         Fourth quarter                               2.94            1.75

         1998:
         First quarter                                4.38            1.81
         Second quarter                               3.50            1.94
         Third quarter                                2.97            1.63
         Fourth quarter                               2.03            1.41

     As of March 19, 1999, there were approximately 83 holders of record of the Company's Common Stock. (Because "holders of record" include only stockholders listed with the Company's transfer agent and exclude stockholders listed separately with financial nominees, this number does not accurately reflect the actual number of beneficial owners of the Company's Common Stock, of which the Company estimates there were more than 2,700 on such date.) On March 19, 1999, the last reported sale price of the Common Stock on the Nasdaq National Market was $3.25 per share.

     The Company has not paid a dividend since its initial public offering and does not presently intend to declare a cash dividend on the Common Stock in the foreseeable future and expects to retain future earnings to fund the development and growth of its business.

     As of December 31, 1998, the Company has used all of the $42,057,000 net proceeds from its initial public offering of common stock. The use of proceeds includes $9,952,000 for the acquisition of Abalon AB, $3,416,000 for expenses incurred in connection with the merger with Bendata, Inc., $7,779,000 of S corporation distributions paid to the majority stockholder, $6,900,000 for purchases and installation of property and equipment, $2,536,000 for repayment of indebtedness and $11,474,000 of working capital for product development activities and general operations.

Item 6.  Selected Financial Data.


Years ended December 31,         1998          1997         1996         1995(2)        1994
---------------------------  ------------  ------------  -----------  --------------  ---------
(in thousands, except per
 share data)

STATEMENT OF INCOME
 DATA:(1)
Revenues:
         Software license
          fees..............     $ 5,822      $  9,213     $ 15,792      $ 22,659       $10,760
         Services and
          maintenance.......      23,119        22,948       26,010        20,357         9,683
                                 -------      --------     --------      --------       -------
             Total revenues.      28,941        32,161       41,802        43,016        20,443
                                 -------      --------     --------      --------       -------
Cost and expenses:
         Cost of software
          license fees(3)...       1,957         2,749        2,462         2,733         1,399
         Cost of services
          and maintenance...      17,583        16,054       18,908        13,717         6,386
         Product
          development.......       5,718         8,653        6,628         3,588         2,461
         Sales and
          marketing.........       7,976         8,367       14,053         9,232         4,463
         General and
          administrative(4).       5,297        11,127        7,524         5,449         2,914
         Restructuring
          charge(5).........        (800)        5,328            -             -             -
                                 -------      --------     --------      --------       -------
         Total costs and
          expenses..........      37,731        52,278       49,575        34,719        17,623
Income (loss) from
 continuing operations
 before interest and taxes..      (8,790)      (20,117)      (7,773)        8,297         2,820
Net interest expense
 (income)...................        (496)           (4)        (632)         (283)          324
                                 -------      --------     --------      --------       -------
Income (loss) from
 continuing operations
 before income taxes........      (8,294)      (20,113)      (7,141)        8,580         2,496
Provision (benefit) for
 income taxes(6)............        (803)         (877)      (2,355)        1,883            49
                                 -------      --------     --------      --------       -------
Income (loss) from
 continuing operations......      (7,491)      (19,236)      (4,786)        6,697         2,447
Gain on sale of
 discontinued operations....      43,339             -            -             -             -
Income (loss) from
 discontinued operations....      (1,697)          742      (14,921)           50           420
                                 -------      --------     --------      --------       -------
Net income (loss)...........     $34,151      $(18,494)    $(19,707)     $  6,747       $ 2,867
                                 =======      ========     ========      ========       =======
Basic earnings (loss) per
 share:
  Continuing operations.....     $ (0.56)     $  (1.45)    $  (0.37)     $   0.64       $  0.27
  Gain on sale of
   discontinued operations..        3.22             -            -             -             -
  Discontinued operations...       (0.13)         0.05        (1.16)            -          0.05
                                 -------      --------     --------      --------       -------
                                 $  2.53      $  (1.40)    $  (1.53)     $   0.64       $  0.32
                                 =======      ========     ========      ========       =======
Diluted earnings (loss) per
 share:
  Continuing operations.....     $ (0.56)     $  (1.45)    $  (0.37)     $   0.59       $  0.26
  Gain on sale of
   discontinued operations..        3.22             -            -             -             -
  Discontinued operations...       (0.13)         0.05        (1.16)            -          0.04
                                 -------      --------     --------      --------       -------
                                 $  2.53      $  (1.40)    $  (1.53)     $   0.59       $  0.30
                                 =======      ========     ========      ========       =======
Shares used in computing
 basic earnings (loss) per
 share......................      13,478        13,252       12,844        10,514         9,100
Shares used in computing
 diluted earnings (loss)
 per share..................      13,478        13,252       12,844        11,484         9,539
Pro Forma Data:
         Historical income
          from continuing
          operations before
          income taxes......                                             $  8,580       $ 2,496
         Provisions for
          income taxes(6)...                                                3,433           958
                                                                         --------       -------
         Pro forma income
          from continuing
          operations........                                             $  5,147       $ 1,538
                                                                         ========       =======
         Pro forma basic
          earnings per
          share.............                                             $   0.49       $  0.17
                                                                         ========       =======
         Pro forma diluted
          earnings per
          share.............                                             $   0.45       $  0.16
                                                                         ========       =======
Balance Sheet Data:(1)
Working capital.............     $45,542      $ 11,409     $ 24,748      $ 41,951       $ 4,188
Total assets................      63,613        30,525       49,795        64,889        19,296
Long-term debt, less
 current portion............         468         1,477        3,609         2,532         2,913
Retained earnings (deficit).      (1,351)      (35,502)     (17,008)        2,699         4,963
Total stockholders' equity..      49,017        13,429       31,617        47,920         6,368

(1) The Company sold Bendata in September 1998 (effective July 1, 1998) and sold Abalon in December 1998. The results of Bendata and Abalon have been treated as discontinued for all periods presented. See Note 3 of the Notes to the Consolidated Financial Statements.
(2) In February 1995, the Company acquired Astea BV. The results of operations after the acquisition date are included in the statement of income data. See Note 2 of the Notes to the Consolidated Financial Statements.
(3) Included in cost of software license fees in the first quarter of 1997 is a write-off of $453,000 of capitalized software development costs related to the Company's support automation product, PowerHelp, and to older versions of certain service automation modules which are no longer marketed by the Company. See Note 4 of the Notes to the Consolidated Financial Statements.
(4) As a result of the restructuring during the first quarter of 1997, the Company recorded a goodwill impairment charge of $2,058,000 which is included in general and administrative expense. This charge related to the 1995 acquisition of Astea BV. See Note 4 of the Notes to the Consolidated Financial Statements.
(5) Included in the first quarter of 1997 is a restructuring charge of $5,328,000 which includes severance costs, office closing costs and other consolidation costs. In the second quarter of 1998, $800,000 was reversed due to lower than expected costs. See Note 4 of the Notes to the Consolidated Financial Statements.
(6) Until July 1995, Astea had operated as an S corporation for income tax purposes since its inception in 1979. Therefore, the historical financial statements before conversion to C corporation status do not include a provision for federal and state income taxes for such years, except for certain state income taxes imposed at the corporate level. Pro forma net income has been computed as if the Company had been fully subject to federal and state income taxes based on the tax laws in effect during the respective years.

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

     The Company develops, markets and supports front-office solutions for the Customer Relationship Management ("CRM") software market. Astea's client/server and host-based applications are designed specifically for organizations for which field service and customer support are considered mission critical aspects of business operations. The Company's principal product offerings - ServiceAlliance and DISPATCH-1 - deliver powerful functionality that enables organizations with a high degree of field service and customer support requirements to improve customer satisfaction, build customer loyalty, and decrease the cost of customer service by increasing revenue opportunities while diminishing costs. Astea's software is used by companies worldwide, distributed across a variety of industries that provide maintenance and repair services, including telecommunications, information technology, healthcare, process and control technologies, and white goods. The Company maintains operations in the United States, Australia, New Zealand, the Netherlands, France, the United Kingdom, Japan and Israel.

     The Company generates revenues from two sources: software license fees for its software products, and services and maintenance revenues from professional services, which includes consulting, customization, implementation, training and maintenance related to those products.

     Software license fees, which accounted for 20% of the Company's total revenues in 1998, consist of license fees for the Company's products. Software license fee revenues also include some fees from the sublicensing of third-party software, primarily consisting of relational database licenses constituting an integral part of the Company's products. Typically, customers pay a license fee for the software based on the number of licensed users. Depending on the contract terms and conditions, software license fees are recognized as revenue upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. If significant vendor obligations exist at delivery or if the product is subject to customer acceptance, revenue is deferred until no significant obligations remain or acceptance has occurred.

     The second component of the Company's revenues consists principally of fees derived from professional services associated with the implementation and deployment of the Company's software products and, to a lesser extent, maintenance fees for ongoing customer support, primarily external customer technical support services and product enhancements. Professional services (including training) are charged on an hourly or daily basis and billed monthly pursuant to customer work orders. Training services may also be charged on a per-attendee basis with a minimum daily charge. Out-of-pocket expenses incurred by company personnel performing professional services are typically reimbursed by the customer. The Company recognizes revenue from professional services as the services are performed. Annual maintenance fees are typically paid to the Company under agreements entered into at the time of the initial software license. Maintenance revenue, which is invoiced annually upon the expiration of the warranty period, is recognized ratably over the term of the agreement, which is usually twelve months.

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth, for the periods indicated, selected financial data and the percentages of the Company's total revenues represented by each line item presented for the periods presented:


-------------------------------------------------------------------------------
Years ended December 31,                     1998          1997           1996
-------------------------------------------------------------------------------
Revenues:
    Software license fees                     20.1%          28.6%         37.8%
    Services and maintenance                  79.9           71.4          62.2
        Total revenues                       100.0          100.0         100.0
                                         --------------------------------------
Costs and expenses:
   Cost of software license fees               6.8%           8.6%          5.9%
   Cost of services and maintenance           60.7           49.9          45.2
   Product development                        19.8           26.9          15.9
   Sales and marketing                        27.6           26.0          33.6
   General and administrative                 18.3           34.6          18.0
   Restructuring charge                       (2.8)          16.6             -
        Total costs and expenses             130.4%         162.6%        118.6%
                                         --------------------------------------

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

     Revenues. Total revenues decreased $3,220,000, or 10%, to $28,941,000 for the year ended December 31, 1998 from $32,161,000 for the year ended December 31, 1997. This decrease is primarily due to the decreasing demand within the DISPATCH-1 product line which decreased $4,779,000 or 16% in 1998 to $25,168,000 from $29,947,000 in 1997. The decrease in DISPATCH-1 product line revenues was offset by a $2,433,000 increase in ServiceAlliance product line revenue to $3,361,000 in 1998 from $928,000 in 1997. The Company's international operations contributed $9,317,000 in 1998 compared to $9,107,000 in 1997. This represents a 2% increase over the same period last year and is 32% of total revenues in 1998 compared to 28% of total revenues in 1997.

     Software license fee revenues decreased $3,391,000 or 37% to $5,822,000 in 1998 from $9,213,000 in 1997. License fee revenues for DISPATCH-1 decreased $4,104,000 or 54% from $7,586,000 in 1997 to $3,482,000 in 1998 due to
decreasing demand for this product.   For ServiceAlliance, which was introduced
in August 1997, license fee revenues were $2,207,000 in 1998 compared to $896,000 in 1997, an increase of 146%. PowerHelp, which is no longer directly marketed by Astea, had license revenues of $133,000 in 1998 compared to $731,000 in 1997.

     Total services and maintenance revenues increased $171,000 or 1% to $23,119,000 in 1998 from $22,948,000 in 1997. The increase in service and maintenance revenues is attributable to an increase in ServiceAlliance offset by a decrease in DISPATCH-1 and PowerHelp revenues. ServiceAlliance service and maintenance revenues increased to $1,154,000 in 1998 from $32,000 in 1997 due to increases in new licenses sold in prior periods. DISPATCH-1 service and maintenance revenues decreased 3% or $675,000 to $21,686,000 in 1998 from $22,361,000 in 1997, due to the decrease in new licenses sold in prior periods. PowerHelp service and maintenance revenues were $279,000 in 1998 compared to $555,000 in 1997.

     In 1998, the Company had two customers which accounted for 26% of total revenues. In 1997, one customer accounted for 17% of total revenues.

     Costs of Revenues. Costs of software license fee revenues decreased 29%, or $792,000, to $1,957,000 in 1998 from $2,749,000 in 1997. The software license gross margin decreased by 4% to 66% in 1998 from 70% in 1997. The combination of lower software license revenue and fixed costs of capitalized software amortization are the causes of the lower software license gross margin. Amortization of capitalized software increased 11%, or $984,000, to $1,108,000 in 1998 from $577,000 in 1997. The 1997 amortization includes a write-off of $453,000 of net capitalized software costs.

     The costs of services and maintenance revenues increased 10%, or $1,529,000, to $17,583,000 in 1998 from $16,054,000 in 1997. The service and maintenance gross margin percentage decreased to 24% in 1998 from 30% in 1997. The lower margins were attributable to the start-up costs associated with ServiceAlliance, the Company's newest product offering. ServiceAlliance was commercially released in August 1997.

     Product Development. Product development expenses decreased 34%, or $2,935,000, to $5,718,000 in 1998 from $8,653,000 in 1997. Product development as a percentage of total revenue decreased to 20% in 1998 compared to 27% in 1997. The Company's total product development costs, including capitalized software development costs were $6,518,000 or 23% of revenues in 1998 compared to $9,603,000 or 30% of revenues in 1997, a decrease of $3,085,000 or 32%.
During the second quarter of 1998, the Company completed the specifications of its Greenshark development tool project. At that time, the Company determined that due to the scope of this project, third party development tools would be used in the Company's future development activities and incurred no further Greenshark development expenditures. In addition, the decrease in development expense in 1998 relates to reduced charges for third-party consultants and reduced salary expense and related benefits. The capitalized portions of total product development costs were $800,000 in 1998 compared to $950,000 in 1997.

     Sales and Marketing. Sales and marketing expenses decreased 5%, or $391,000, to $7,976,000 in 1998 from $8,367,000 in 1997. The decrease primarily relates to lower commissions as a result of lower license revenue in 1998 compared to 1997. Sales and marketing expense as a percentage of total revenues increased 28% in 1998 from 26% in 1997.

     General and Administrative. General and administrative expenses decreased 52%, or $5,830,000, to $5,297,000 in 1998 from $11,127,000 in 1997. As a percentage of total revenues, general and administrative expenses decreased to 18% in 1998 compared to 35% in 1997. This decrease primarily relates to non-recurring charges of $5,131,000 in 1997. These charges include $2,058,000 for the write-off of Astea BV goodwill and $3,073,000 of contingency reserve for the possible failure to deliver a commercial release of software product under a beta development agreement, payment of cash and stock options related to the settlement of claims by a stockholder and other contingencies. Excluding the non-recurring charges recorded in the first quarter of 1997, general and administrative expenses decreased $699,000, or 12%, as a result of efficiencies from the first quarter 1997 restructuring.

     Restructuring Charge. During the first quarter of 1997, the Company recorded a restructuring charge of $5,328,000 for actions aimed at reducing costs and consolidating its development activities. Since the restructuring was announced, the Company aggressively continued to close and consolidate excess capacity. Through December 1998, these payments totaled $4,376,000, including severance of $1,240,000, office-closing costs and unutilized lease expense of $2,398,000 and other consolidation costs of $738,000. During the second quarter of 1998, the Company, based upon then current facts, evaluated its restructuring accrual and determined that $800,000 was not needed and, accordingly, the accrual was adjusted. This excess related to lower than expected office-closing costs.

       Net Interest Income. Net interest income increased $492,000, to $496,000 in 1998 from $4,000 in 1997. This increase was primarily attributable to the cash received due to the sale of Bendata.

       International Operations. Total revenue from the Company's international operations grew by $210,000, or 2% to $9,317,000 in 1998 from $9,107,000 in
1997. The increase in revenue from international operations was primarily attributable to the introduction of ServiceAlliance in the third quarter of 1997, offset by reductions in DISPATCH-1 and PowerHelp due to decreasing demand. International operations resulted in a $934,000 loss for 1998 compared to a loss of $5,170,000 in 1997. The 1997 loss includes $4,022,000 of non-recurring charges. These charges include $2,058,000 for the write-off of Astea BV goodwill and $1,964,000 charge for restructuring the Company's international operations. The current economic difficulties of several Asian countries could have an adverse impact on the Company's international operations in future periods.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

     Revenues. Total revenues decreased 23% to $32,161,000 in 1997 from $41,802,000 in 1996. This decrease is primarily due to decreasing demand within the DISPATCH-1 product line which realized a 21% decline in total revenues. The Company's international operations contributed $9,107,000 in 1997 compared to $12,870,000 in 1996.

       Software license fee revenues decreased 42%, or $6,579,000, to $9,213,000 in 1997 from $15,792,000 in 1996. DISPATCH-1 software license revenues decreased 39%, or $4,930,000, to $7,586,000 in 1997 from $12,516,000 in 1996. This decrease was due primarily to increased competition in the CRM software marketplace, which reduced the number of large volume software license agreements in 1997. PowerHelp software license revenues decreased $2,546,000 to $731,000 in 1997 from $3,277,000 in 1996. The Company restructured during the first quarter of 1997 and ended its direct marketing of PowerHelp. ServiceAlliance, which was introduced in the third quarter of 1997, had $896,000 of software license fees in 1997.

       Services and maintenance revenues decreased 12%, or $3,062,000, to $22,948,000 in 1997 from $26,010,000 in 1996. DISPATCH-1 service and maintenance revenues decreased 12% or $2,985,000 to $22,361,000 in 1997 from $25,346,000 due to decreasing volume in new licenses sold.

       In 1997 and 1996, the Company had one customer which accounted for 17% and 12% of total revenues, respectively.

       Costs of Revenues. Costs of software license fee revenues increased 12%, or $287,000, to $2,749,000 in 1997 from $2,462,000 in 1996. The software license gross margin decreased to 70% in 1997 from 84% in 1996. The decrease in software license gross margins was due to the increase in the aggregate cost of third-party software licenses sold in conjunction with the Company's products and the combination of lower software license revenues and the fixed cost of capitalized software amortization. Amortization of capitalized software increased 96%, or $504,000, to $1,030,000 in 1997 from $526,000 in 1996. Included in amortization expense for 1997 is $453,000 of capitalized software written off in 1997.

       The costs of services and maintenance revenues decreased 15%, or $2,854,000, to $16,054,000 from $18,908,000 in 1996. This decrease was attributable to cost reductions resulting from the first quarter 1997 restructuring. The gross margin on services and maintenance revenues increased to 30% in 1997 from 27% in 1996.

     Product Development. Product development expenses increased 31%, or $2,025,000, to $8,653,000 in 1997 from $6,628,000 in 1996. This increase is a result of the Company's commitment to bring new product offerings to the market along with the enhancement of existing products including the Company's August 1997 introduction of ServiceAlliance. As a percentage of revenues, product development expenses increased to 27% in 1997 from 16% in 1996. The Company's total product development costs, including capitalized software development costs, were $9,603,000, or 30% of revenues in 1997 compared to $8,486,000, or 20% of revenues in 1996, an increase of 13% or $1,117,000. The capitalized portions of total product development costs were $950,000 in 1997 compared to $1,858,000 in 1996.

       Sales and Marketing. Sales and marketing expenses decreased 40%, or $5,686,000, to $8,367,000 in 1997 from $14,053,000 in 1996. This decrease resulted from reduced headcount and related benefits, as well as lower commissions as a result of reduced license fee revenues in 1997 compared to 1996. Sales and marketing expense as a percentage of revenues decreased to 26% in 1997 from 34% in 1996.

       General and Administrative. General and administrative expenses increased 48%, or $3,603,000, to $11,127,000 in 1997 from $7,524,000 in 1996. As a percentage of revenues, general and administrative expenses increased to 35% in 1997 compared to 18% in 1996. This increase primarily relates to non-recurring charges of $5,131,000 in 1997. These charges include $2,058,000 for the write-off of Astea BV goodwill and $3,073,000 of contingency reserves for the possible failure to deliver a commercial release of software product under a beta development agreement, payment of cash and stock options related to the settlement of claims by a stockholder and other contingencies in 1997. Excluding the non-recurring charges of $5,131,000 recorded in the first quarter of 1997, general and administrative expenses decreased by $1,528,000 in 1997, primarily due to a charge of $1,400,000 in 1996 to address a customer satisfaction issue.

     Net Interest Income. Net interest income decreased 99%, or $628,000, to $4,000 in 1997 from $632,000 in 1996. This decrease was the result of decreased investments due to cash used for the 1996 acquisitions of Bendata and Abalon and for the operating cash requirements of the Company .

       International Operations. Total revenues from the Company's international operations decreased by $3,764,000 to $9,107,000 in 1997 from $12,870,000 in 1996. This decrease is primarily due to the decreasing demand within the DISPATCH-1 product line. International operations resulted in a loss of $5,170,000 in 1997 compared to a loss of $3,263,000 in 1996. The 1997 loss includes $4,022,000 of non-recurring charges. These charges include $2,058,000 for the write-off of Astea BV goodwill and $1,964,000 charge for restructuring the Company's international operations.

LIQUIDITY AND CAPITAL RESOURCES

       Net cash used in operating activities was $8,525,000 for the year ended December 31, 1998 compared to $1,594,000 for the year ended December 31, 1997. This increased use of cash was primarily attributable to an increased net loss, increased payments for restructuring charges and accounts payable and accrued expenses, reduced collection of receivables, an increase in the net deferred income tax asset as well as timing of income tax refunds and non-cash goodwill write-down and elimination of non-cash expenses related to the issuance of stock and stock options in various dispute settlements (See Note 13 of the Notes to the Consolidated Financial Statements). The increases were offset by the Company's higher net income.

       The Company generated $18,216,000 of cash from investing activities in 1998 compared to $6,408,000 in 1997. The increase was attributable to the proceeds from sale of discontinued operations, offset by purchases of investments available for sale and purchases of fixed assets.

       The Company generated $263,000 in financing activities for the year ended December 31, 1998 compared to cash used of $942,000 for the year ended December 31, 1997. The increase in cash generated was attributable to the use of a tax benefit from the exercise of options in 1998.

       At December 31, 1998, the Company had a working capital ratio of approximately 4.3:1, with cash and investments available for sale of $36,894,000. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the foreseeable future. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

DISCONTINUED OPERATIONS

       During 1998, the Company divested its Bendata and Abalon subsidiaries. The closing of the Bendata sale was effective as of July 1, 1998, and the closing of the Abalon sale was effective December 31, 1998. Through Bendata, the Company had offered the HEAT family of software applications for the internal help desk automation market. (HEAT is a trademark of Bendata, Inc.) Through Abalon, the Company had offered the Abalon suite of sales and marketing applications built around a central customer database. The Company's management concluded that these past acquisitions did not contribute synergistically to a strong market focus. Additionally, Astea could not provide adequate investment across multiple products and markets to establish or maintain strong market positions, while supporting the aggressive investment necessary to maintain or improve its core market position. To better ensure long-term success, the Company elected to maintain a clear and distinct market focus on field service and support, which leverages its inherent industry expertise and knowledge. The Bendata and Abalon operations have been treated as discontinued operations for financial reporting purposes. Accordingly, the operating results and assets and liabilities of these businesses have been reflected separately from continuing operations. During 1998, the Company recorded a gain on the sale of Bendata of $34,267,000, net of taxes of $4,138,000, and a gain on the sale of Abalon of $9,072,000, including a tax benefit of $1,201,000. See Note 3 of the Notes to the Consolidated Financial Statements.

       For the years ended December 31, 1998, 1997 and 1996, the discontinued operations generated revenues of $18,095,000, $28,773,000 and $20,906,000, respectively. The discontinued operations generated a net loss of $(1,697,000) in 1998, net income of $742,000 in 1997 and net loss of $(14,921,000) in 1996.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

       The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 1998, the Company's investments consisted of U.S. government agencies securities, commercial paper and corporate bonds. The Company does not expect any material loss with respect to its investment portfolio.

FOREIGN CURRENCY RISK

       The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are denominated in foreign currency. The Company does not expect any material loss with respect to foreign currency risk.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Public Accountants

To Astea International Inc.:

       We have audited the accompanying consolidated balance sheets of Astea International Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astea International Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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



                                 /s/Arthur Andersen LLP
                                 Arthur Andersen LLP



Philadelphia, Pa.
February 12, 1999

                   ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


DECEMBER 31,                                                                        1998                   1997
----------------------------------------------------------------------------------------------------------------------

                                 ASSETS
Current assets:
  Cash and cash equivalents                                                          $14,291,000          $  6,396,000
  Investments available for sale                                                      22,603,000             1,359,000
  Notes and escrow receivable                                                          9,407,000                     -
  Receivables, net of reserves of  $768,000 and $1,224,000                             9,347,000             9,265,000
  Prepaid expenses and other                                                           2,097,000             1,593,000
  Deferred income taxes                                                                1,462,000               819,000
  Net assets of discontinued operations                                                        -             6,343,000
                                                                         ---------------------------------------------
          Total current assets                                                        59,207,000            25,775,000

Property and equipment, net                                                            1,469,000             1,938,000

Capitalized software development costs, net                                            2,937,000             2,812,000
                                                                         ---------------------------------------------
          Total assets                                                               $63,613,000          $ 30,525,000
                                                                         =============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                  $   887,000          $    995,000
  Accounts payable and accrued expenses                                                8,673,000             9,214,000
  Deferred revenues                                                                    4,105,000             4,157,000
                                                                         ---------------------------------------------
          Total current liabilities                                                   13,665,000            14,366,000

  Deferred income taxes                                                                  463,000             1,253,000

  Long-term debt                                                                         468,000             1,477,000

   Commitments and contingencies (Note 13)

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued                                                                   -                     -
   Common stock, $.01 par value, 25,000,000 shares
     authorized, 13,540,000 and 13,361,000 shares issued and
     outstanding                                                                         135,000               134,000
   Additional paid-in capital                                                         51,098,000            49,585,000
   Deferred compensation                                                                 (29,000)              (43,000)
   Cumulative currency translation adjustment                                           (836,000)             (745,000)
   Accumulated deficit                                                                (1,351,000)          (35,502,000)
                                                                         ---------------------------------------------
          Total stockholders' equity                                                  49,017,000            13,429,000
                                                                         ---------------------------------------------
          Total liabilities and stockholders' equity                                 $63,613,000          $ 30,525,000
                                                                         =============================================



       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                   ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME



YEARS ENDED DECEMBER 31,                                                1998                1997                1996
--------------------------------------------------------------------------------------------------------------------------
Revenues:
      Software license fees                                             $ 5,822,000       $  9,213,000        $ 15,792,000
      Services and maintenance                                           23,119,000         22,948,000          26,010,000
                                                               -----------------------------------------------------------

          Total revenues                                                 28,941,000         32,161,000          41,802,000
                                                               -----------------------------------------------------------

Costs and expenses:
      Cost of software license fees                                       1,957,000          2,749,000           2,462,000
      Cost of services and maintenance                                   17,583,000         16,054,000          18,908,000
      Product development                                                 5,718,000          8,653,000           6,628,000
      Sales and marketing                                                 7,976,000          8,367,000          14,053,000
      General and administrative                                          5,297,000         11,127,000           7,524,000
      Restructuring charge                                                 (800,000)         5,328,000                   -
                                                               -----------------------------------------------------------

          Total costs and expenses                                       37,731,000         52,278,000          49,575,000

Loss from continuing operations before interest and taxes                (8,790,000)       (20,117,000)         (7,773,000)

Interest income                                                             688,000            343,000           1,060,000
Interest expense                                                           (192,000)          (339,000)           (428,000)
                                                               -----------------------------------------------------------
Loss from continuing operations before income taxes                      (8,294,000)       (20,113,000)         (7,141,000)
Income tax benefit                                                          803,000            877,000           2,355,000
                                                               -----------------------------------------------------------
Loss from continuing operations                                          (7,491,000)       (19,236,000)         (4,786,000)
Gain on sale of discontinued operations, net of taxes                    43,339,000                  -                   -
Income (loss) from discontinued operations, net of taxes                 (1,697,000)           742,000         (14,921,000)
                                                               -----------------------------------------------------------
Net income (loss)                                                       $34,151,000       $(18,494,000)        (19,707,000)
                                                               ===========================================================

Basic and diluted earnings (loss) per share:
  Continuing operations                                                 $     (0.56)            $(1.45)            $( 0.37)
  Gain on sale of discontinued operations                                      3.22                  -                   -
  Discontinued operations                                                     (0.13)              0.05               (1.16)
                                                               -----------------------------------------------------------
  Net income (loss)                                                     $      2.53             $(1.40)             $(1.53)
                                                               ===========================================================
Shares used in computing basic and diluted earnings
    (loss) per share                                                     13,478,000         13,252,000          12,844,000
                                                               ===========================================================


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                              CUMULATIVE
                                                                         ADDITIONAL                            CURRENCY
                                           PREFERRED                      PAID-IN          DEFERRED          TRANSLATION
                                             STOCK       COMMON STOCK     CAPITAL        COMPENSATION        ADJUSTMENT
                                           ---------     ------------   -------------    ------------        -----------
Balance, January 1, 1996                           -       124,000    45,600,000            (388,000)          (115,000)
    Issuance of common stock for the
       purchase of  Abalon
       (see Note 3)                                -         2,000     4,998,000                   -                  -
    Grant of stock options below
        fair market value                          -             -        31,000             (31,000)                 -
    Exercise of stock options                      -         5,000       544,000                   -                  -
    Amortization of deferred
       compensation                                -             -             -             162,000                  -
    Cancellation of options granted                -             -       (97,000)             97,000                  -
    S corporation distribution (see
       Note 16)                                    -             -    (1,979,000)                  -                  -
    Cumulative currency translation
       adjustment                                  -             -             -                   -           (328,000)
    Net loss                                       -             -             -                   -                  -
                                               -------------------------------------------------------------------------
Balance, December 31, 1996                         -       131,000    49,097,000            (160,000)          (443,000)
    Issuance of common stock in
      dispute settlement (see Note                 -         1,000       202,000                   -                  -
       13)
   Grant of stock options in dispute
      settlement (see Note 13)                     -             -       157,000                   -                  -
   Exercise of stock options                       -         2,000        96,000                   -                  -
   Amortization of deferred
      compensation                                 -             -             -              57,000                  -
   Cancellation of options granted                 -             -       (60,000)             60,000                  -
   Issuance of common stock under
      employee stock purchase plan                 -             -        93,000                   -                  -
   Cumulative currency translation
      adjustment                                   -             -             -                   -           (302,000)
   Net loss                                        -             -             -                   -                  -
                                               -------------------------------------------------------------------------

Balance, December 31, 1997                         -       134,000    49,585,000             (43,000)          (745,000)
   Exercise of stock options                       -         1,000        93,000                   -                  -
   Tax benefit from exercise of
        stock options                              -             -     1,335,000                   -                  -
   Amortization of deferred
      compensation                                 -             -             -              52,000                  -
   Grant of stock options below
        fair market value                          -             -        38,000             (38,000)                 -
   Issuance of common stock under
      employee stock purchase plan                 -             -        41,000                   -                  -
   Stock issued to Board of                        -
    Directors                                                    -         6,000                   -                  -
      in lieu of cash payments
   Cumulative currency translation
      adjustment                                   -             -             -                   -            (91,000)
   Net income
                                                   -             -             -                   -                  -
                                         -------------------------------------------------------------------------------
Balance, December 31, 1998               $         -      $135,000   $51,098,000           $ (29,000)         $(836,000
                                         ===============================================================================

                                                      RETAINED           TOTAL
                                                      EARNINGS       STOCKHOLDERS'      COMPREHENSIVE
                                                     (Deficit)           EQUITY         INCOME (LOSS)
                                                  --------------    -------------       -------------
Balance, January 1, 1996                                2,699,000        47,920,000
    Issuance of common stock for the
       purchase of  Abalon
       (see Note 3)                                             -         5,000,000
    Grant of stock options below
        fair market value                                       -                 -
    Exercise of stock options                                   -           549,000
    Amortization of deferred
       compensation                                             -           162,000
    Cancellation of options granted                             -                 -
    S corporation distribution (see
       Note 16)                                                 -        (1,979,000)
    Cumulative currency translation
       adjustment                                               -          (328,000)           (328,000)
    Net loss                                          (19,707,000)      (19,707,000)        (19,707,000)
                                                --------------------------------------------------------
Balance, December 31, 1996                            (17,008,000)       31,617,000         (20,035,000)
    Issuance of common stock in
      dispute settlement (see Note                              -           203,000
       13)
   Grant of stock options in dispute
      settlement (see Note 13)                                  -           157,000
   Exercise of stock options                                    -            98,000
   Amortization of deferred
      compensation                                              -            57,000
   Cancellation of options granted                              -                 -
   Issuance of common stock under
      employee stock purchase plan                              -            93,000
   Cumulative currency translation
      adjustment                                                -          (302,000)           (302,000)
   Net loss                                           (18,494,000)      (18,494,000)        (18,494,000)
                                                --------------------------------------------------------
         Depreciation and amortization
Balance, December 31, 1997                            (35,502,000)       13,429,000         (18,796,000)
   Exercise of stock options                                    -            94,000
   Tax benefit from exercise of
        stock options                                           -         1,335,000
   Amortization of deferred
      compensation                                              -            52,000
   Grant of stock options below
        fair market value                                       -                 -
   Issuance of common stock under
      employee stock purchase plan                              -            41,000
   Stock issued to Board of
    Directors                                                   -             6,000
      in lieu of cash payments
   Cumulative currency translation
      adjustment                                                -           (91,000)            (91,000)
   Net income
                                                       34,151,000        34,151,000          34,151,000
                                                -------------------------------------------------------
Balance, December 31, 1998                           $ (1,351,000)     $ 49,017,000        $ 34,060,000
                                                =======================================================

       The accompanying notes are in intergral part of these statements.

                   ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    ---------------------------------------


YEARS ENDED DECEMBER 31,                                                1998                 1997                  1996
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                $ 34,151,000         $(18,494,000)          $(19,707,000)
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
        Gain on sale of discontinued business                        (43,339,000)                   -                      -
        (Gain)/loss on operations of discontinued business             1,697,000             (742,000)            14,921,000
        Goodwill write-down                                                    -            2,058,000                      -
        Expense related to stock, stock options and debt
         issued in dispute                                                     -            1,522,000                      -
        Write-off of capitalized software                                      -              453,000                      -
        Non-cash restructuring charges                                         -              832,000                      -
        Depreciation and amortization                                  2,388,000            2,216,000              2,246,000
        Amortization of deferred compensation                             52,000               57,000                162,000
        Other                                                           (427,000)              29,000                (10,000)
        Changes in operating assets and liabilities:
            Receivables                                                 (236,000)           6,915,000              1,242,000
            Prepaid expenses and other                                  (705,000)             (37,000)              (108,000)
            Income tax refund receivable                                       -            1,516,000             (1,516,000)
            Accounts payable and accrued expenses                      1,152,000             (734,000)              (436,000)
            Accrued restructuring                                     (1,716,000)           1,868,000                      -
   Deferred revenues                                                    (109,000)            (504,000)            (1,050,000)
            Deferred income taxes                                     (1,433,000)           1,451,000                 41,000
                                                            ----------------------------------------------------------------
   Net cash used in operating activities                              (8,525,000)          (1,594,000)            (4,215,000)
                                                            ----------------------------------------------------------------
   Net cash provided by (used in) discontinued  operations            (2,054,000)             288,000             (4,483,000)
                                                            ----------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Net sales (purchases) of investments available for           (21,244,000)           7,635,000             21,828,000
         sale
        Purchases of property and equipment                             (831,000)            (277,000)            (2,182,000)
        Capitalized software development costs                          (800,000)            (950,000)            (1,858,000)
        Payment for acquired businesses, net of cash
         acquired                                                              -                    -             (9,710,000)
        Proceeds from sale of discontinued operations                 41,091,000                    -                      -
                                                            ----------------------------------------------------------------
   Net cash provided by investing activities                          18,216,000            6,408,000              8,078,000
                                                            ----------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net borrowings (repayments) on line of credit                          -             (500,000)               500,000
        Proceeds from exercise of stock options and employee
         stock purchase plan                                             135,000              189,000                549,000
        Net repayments of  long-term debt                             (1,207,000)            (631,000)              (138,000)
        Tax benefit from exercise of stock options                     1,335,000                    -                      -
        S corporation distribution and dividends paid to
         stockholders                                                          -                    -             (1,979,000)
                                                            ----------------------------------------------------------------
   Net cash provided by (used in) financing activities                   263,000             (942,000)            (1,068,000)
                                                            ----------------------------------------------------------------
   Effect of exchange rate changes on cash and cash
    equivalents                                                           (5,000)              51,000                  9,000
                                                            ----------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents                7,895,000            4,211,000             (1,679,000)
   Cash and cash equivalents balance, beginning of year                6,396,000            2,185,000              3,864,000
                                                            ----------------------------------------------------------------
   Cash and cash equivalents balance, end of year                   $ 14,291,000         $  6,396,000           $  2,185,000
                                                            ================================================================

       The accompanying notes are an integral part of these statements.

                   ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


  1.   COMPANY BACKGROUND

       Astea International Inc. (the "Company" or "Astea") develops, markets, and supports front-office solutions for the Customer Relationship Management
  ("CRM") software market.   Astea's client/server and host-based applications
  are designed specifically for organizations for which field service and customer support are considered mission critical assets of business operations. The Company licenses its products to companies worldwide, distributed across a variety of industries that provide maintenance and repair services, including telecommunications, information technology, healthcare, process and control technologies and white goods.

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

  Revenue Recognition

       Depending on contract terms and conditions, software license fees are recognized upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. If significant vendor obligations exist at delivery and/or the product is subject to customer acceptance, revenue is deferred until no significant obligations remain and/or acceptance has occurred. If the payment of the license fee is coincident to services which are deemed to be essential to the transaction, the license fee is deferred and recognized using contract accounting over the period during which the services are performed. The Company's software licensing agreements provide for customer support. The portion of the license fee associated with customer support is unbundled from the license fee and is recognized ratably over the warranty period as maintenance revenue. The Company's revenue recognition policy is in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 97-2, "Software Revenue Recognition."

       Services revenues, which include consulting, implementation and training, are recognized as performed. Maintenance revenues are recognized ratably over the terms of the maintenance agreements.

  Cash and Cash Equivalents

       The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Investments Available for Sale

       Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 1998 and 1997, all short-term investments have been classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. As of December 31, 1998 and 1997, unrealized losses and gains were not material to the financial statements. Realized gains and losses, computed using specific identification, and declines in value determined to be permanent are recognized in the consolidated statements of income.

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

  Capitalized Software Development Costs

       The Company capitalizes software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company capitalizes software development costs subsequent to the establishment of technological feasibility and until the product is available for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Development costs associated with product enhancements that extend the original product's life or significantly improve the original product's marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (three to five years), beginning with the initial release to customers. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. During 1997, the Company wrote-off capitalized software development costs for products that were no longer marketed by the Company (see Note 4). As of December 31, 1998, management believes that no revisions to the remaining useful life or write-downs of capitalized software development costs are required.

  Goodwill

       In February 1995, the Company acquired all of the issued and outstanding shares of Astea Service and Distribution System BV ("Astea BV") for $1,760,000. The excess of the purchase price over the fair value of the net assets acquired of $2,628,000 was recorded as goodwill and was being amortized on a straight-line basis over 10 years. In 1997, the Company wrote-off the remaining value of goodwill related to Astea BV, which was $2,058,000 (goodwill of $2,628,000 and related accumulated amortization of $570,000) (See
  Note 4).

  Major Customers

       In 1998, the Company had two customers, which, in the aggregate, accounted for 26% of total revenues. In 1997 and 1996, the Company had one customer which accounted for 17% and 12% of total revenues, respectively.

  Concentration of Credit Risk

       Financial instruments that potentially subject the Company to concentration of credit risk consist principally of investments available for sale and trade receivables. The Company does not require collateral from its customers.

  Supplemental Cash Flow Information

       For the years ended December 31, 1998, 1997 and 1996, the Company paid interest of $258,000, $424,000 and $415,000, respectively (of which zero, $242,000 and $330,000, respectively, was paid to the majority stockholder and his wife (see Note 16)); federal income taxes of $425,000, zero and $966,000, respectively; and state income taxes of $70,000, zero and $173,000, respectively. In 1997, the Company received a refund of federal income tax of $1,516,000.

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

  Earnings (Loss) Per Share

       The Company presents earnings per share in accordance with SFAS No. 128 , "Earnings per Share." Pursuant to SFAS No. 128, dual presentation of basic and diluted earnings per share ("EPS") is required for companies with complex capital structures on the face of the statements of income. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS, reflects the potential dilution from the exercise or conversion of securities into common stock. Options to purchase 2,025,000, 1,980,000 and 1,859,000 shares of common stock with an average exercise price per share of $2.16, $2.62 and $4.93 were outstanding as of December 31, 1998, 1997 and 1996, respectively, but were excluded from the diluted loss per common share calculation as the inclusion of these options would have an antidilutive effect. The Company adopted SFAS No. 128 in its 1997 financial statements.

       In accordance with SFAS No. 128, all earnings (loss) per common share data previously reported have been restated to comply with its provisions. There is no effect of this accounting change on previously reported earnings
  (loss) per common share data for the year ended December 31, 1996.

  Comprehensive Income (Loss)

       In 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement also requires that all components of comprehensive income (loss) are displayed with the same prominence as other financial statements. Comprehensive income
  (loss) consists of net income (loss) and foreign currency translation adjustments. The adoption of SFAS No. 130 had no impact on total stockholders' equity and is presented on the accompanying Consolidated Statements of Stockholders' Equity. Prior year financial statements have been reclassified to conform with the provisions established in SFAS No. 130.

  Segment Information

       In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report financial information about operating segments in financial statements. SFAS No. 131 also requires additional disclosures about products and services, geographic areas, and major customers. The Company operates in one operating segment, therefore, the adoption of SFAS No. 131 had no effect on the Company's existing disclosures. See geographic segment data in Note 17.

  3.   DISCONTINUED OPERATIONS

  Bendata

       On February 27, 1996, the Company completed a merger with Bendata, Inc. and Bendata UK Limited LLC, (collectively "Bendata"). Bendata develops markets and supports the HEAT family of software applications for the internal help desk automation market. The Company exchanged 1,500,000 shares of its common stock for all of the outstanding capital stock of Bendata, Inc. and membership interest in Bendata UK Limited LLC in a merger accounted for as a pooling of interests (the "Merger"). In connection with the Merger, $3,416,000 of merger expenses ($2,609,000 after-tax) were incurred and charged to expense in the first quarter of 1996. The Merger expenses consisted of bonus payments made to Bendata non-shareholder employees, as well as legal, accounting and investment banking fees.

       In 1996, the Company's Australian branch acquired certain assets and liabilities of Professional Help Desk PTY Limited ("Professional Help Desk"), an Australian distributor of HEAT, for $58,000, forgiveness of a Bendata UK Limited LLC royalty receivable of $213,000 and minimum future royalty payments with a present value of $98,000. The Company's Australian branch began marketing and supporting HEAT after this acquisition.

       On September 4, 1998, the Company completed the sale of the capital stock of Bendata, which was accounted for as if it were effective on July 1, 1998. Effective on October 1, 1998, the Company's Australian branch ceased marketing and supporting HEAT and transferred existing HEAT customers to the buyer of Bendata. In consideration for the sale of Bendata, Astea received $35,000,000 in cash and a promissory note in the principal amount of $7,500,000, payable on September 4, 1999, bearing interest at 4.89% per annum, secured by an irrevocable letter of credit. In addition, Astea will receive a secured promissory note, payable on September 4, 1999, in the principal amount of approximately $807,000 subject to certain post-closing adjustments that have not yet been reviewed by the buyer related to taxes. During the year ended December 31, 1998, the Company recorded a gain of $34,267,000, net of taxes of $4,138,000.

  Abalon

       On June 28, 1996, the Company acquired all of the outstanding shares of Bebalon AB, the sole shareholder of E.L.G. Data AB, which was the sole shareholder of Astea International AB, formerly Abalon AB (collectively "Abalon") in a transaction accounted for under the purchase method of accounting. The Company acquired Abalon for $9,652,000 in cash, 233,236 shares of common stock with a value of $5,000,000 and a $900,000 note payable in equal annual installments in cash or stock over three years. In connection with the acquisition, the Company recorded a one-time charge of $13,810,000 related to the fair value of in process research and development.

       On December 31, 1998, Astea completed the sale of all of the capital stock of Abalon. In consideration for the sale of Abalon, the Company received $9,500,000 in cash, of which $1,100,000 was deposited in escrow until July 1999. During the year ended December 31, 1998, the Company recorded a gain of $9,072,000, including a tax benefit of $1,201,000.

       Bendata and Abalon are being accounted for as discontinued operations. The accompanying Consolidated Financial Statements reflect the operating results and balance sheet items of the discontinued operations, as well as the related transaction gains, separately from continuing operations.

Income (loss) from discontinued operations in the accompanying consolidated statements of income was:


YEARS ENDED DECEMBER 31,                       1998               1997               1996
-----------------------------------------------------------------------------------------------
Revenues:
    Bendata                                   $11,880,000        $20,935,000       $ 16,675,000
    Abalon                                      6,215,000          7,838,000          4,231,000
                                      ---------------------------------------------------------
     Total                                    $18,095,000        $28,773,000       $ 20,906,000
                                      =========================================================
INCOME (LOSS) BEFORE INCOME TAXES:
     Bendata                                  $ 1,293,000        $ 2,078,000       $   (597,000)
     Abalon                                    (2,844,000)          (447,000)       (13,582,000)
                                      ---------------------------------------------------------
    Total                                      (1,551,000)         1,631,000        (14,179,000)
INCOME TAXES:
    Bendata                                       146,000            877,000            742,000
    Abalon                                              -             12,000                  -
                                      ---------------------------------------------------------
    Total                                         146,000            889,000            742,000
NET INCOME (LOSS):
    Bendata                                     1,147,000          1,201,000         (1,339,000)
    Abalon                                     (2,844,000)          (459,000)       (13,582,000)
                                      ---------------------------------------------------------
    Total                                     $(1,697,000)       $   742,000       $(14,921,000)
                                      =========================================================


     The assets and liabilities of Bendata and Abalon have been reclassified in the accompanying Consolidated Balance Sheets to separately identify them as net assets of discontinued operations. A summary of these net assets of discontinued operations as of December 31, 1998 is as follows:


                                                      BENDATA              ABALON             TOTAL
                                              -----------------------------------------------------------
Current assets, excluding receivables                   $ 4,892,000       $    28,000        $  4,920,000
Receivables                                               5,484,000         3,320,000           8,804,000
Property and equipment, net                               1,411,000           609,000           2,020,000
Goodwill                                                    308,000           795,000           1,103,000
Capitalized software development costs, net                       -           744,000             744,000
Current liabilities                                      (7,278,000)       (3,712,000)        (10,990,000)
Long-term liabilities                                      (258,000)                -            (258,000)
                                              -----------------------------------------------------------
Net assets of discontinued operations                   $ 4,559,000       $ 1,784,000        $  6,343,000
                                              ===========================================================

  4.   RESTRUCTURING AND OTHER CHARGES

       During the first quarter of 1997, the Company recorded a restructuring charge of $5,328,000 for actions aimed at reducing costs and consolidating its development activities primarily in its service automation product line. Since the restructuring was announced, the Company aggressively continued to close and consolidate excess capacity. Through December 1998, these charges totaled $4,376,000, including severance of $1,240,000, office-closing costs and unutilized lease expense of $2,398,000 and other consolidation costs of $738,000. During the second quarter of 1998, the Company evaluated its restructuring accrual based upon then current facts and determined that $800,000 was not needed and, accordingly, the accrual was adjusted. This excess related to lower than expected office-closing costs.

       As of December 31, 1998, the balance of the accrued restructuring charge of $152,000 is required for real and personal property leases payable through June 1999 (See Note 10).

       As a result of the restructuring, during the first quarter of 1997, the Company recorded a goodwill impairment charge of $2,058,000, which is included in general and administrative expense. This charge related to the 1995 acquisition of Astea BV, which experienced a deterioration in its operations. In 1997, as a result of the restructuring of its operation, the Company closed certain locations, which were part of Astea BV.

       Included in cost of software license fees in the first quarter of 1997 is a write-off of $453,000 of capitalized software development costs related to
  the Company's   PowerHelp product, and to older versions of DISPATCH-1 modules which are no longer marketed by the Company.


  5.  CASH AND CASH EQUIVALENTS


DECEMBER 31,                                   1998                   1997
--------------------------------------------------------------------------------
Cash and money market accounts                $11,089,000             $5,396,000
Commercial Paper                                3,202,000              1,000,000
                                       -----------------------------------------
                                              $14,291,000             $6,396,000
                                       =========================================

  6.  INVESTMENTS AVAILABLE FOR SALE


DECEMBER 31,                                   1998                1997
--------------------------------------------------------------------------------
U.S. Government Agencies Securities           $10,010,000             $1,054,000
Corporate bonds                                12,593,000                305,000
                                       -----------------------------------------
                                              $22,603,000             $1,359,000
                                       =========================================

       All investments available for sale have maturities of less than twelve months from the respective balance sheet date. Losses on sales of securities for the years ended December 31, 1998, 1997 and 1996 were zero, $24,000 and $59,000 respectively, and have been included in interest expense in the accompanying consolidated statements of income.

  7.  RECEIVABLES


December 31,                            1998              1997
---------------------------------------------------------------------

Billed receivables                      $7,876,000         $6,903,000
Unbilled receivables                       743,000          2,123,000
Royalties receivable                       728,000            239,000
                                 ------------------------------------
                                        $9,347,000         $9,265,000
                                 ====================================


       Billed receivables represent billings for the Company's products and services to end users, while royalties receivable represents billings to the Company's value added resellers. Both balances are shown net of reserves for estimated uncollectible amounts. Unbilled receivables represent contractual amounts due within one year under software licenses, which are not yet billable.


  8.    PROPERTY AND EQUIPMENT

                                           USEFUL LIFE/                 DECEMBER 31,
                                                            ------------------------------------
                                            LEASETERM             1998               1997
                                        ------------------  -----------------  -----------------
Computers and related equipment                          3       $ 4,325,000        $ 3,620,000
Furniture and fixtures                                  10           140,000            157,000
Equipment under capital leases                           3           865,000            865,000
Leasehold improvements                                  15           114,000             71,000
Office equipment                                       3-7           429,000            366,000
Other                                                    5            23,000             23,000
                                                            -----------------------------------
                                                                   5,896,000          5,102,000
Less:  Accumulated depreciation
    and amortization                                              (4,427,000)        (3,164,000)
                                                            -----------------------------------
                                                                 $ 1,469,000        $ 1,938,000
                                                            ===================================

       During 1997, the Company wrote-off property and equipment of $3,287,000 and accumulated depreciation and amortization of $1,973,000 and recorded a net charge to the restructuring accrual of $1,314,000 (see Note 4). Additionally, during 1997, the Company terminated the building lease with its majority stockholder and his wife and wrote-off $2,462,000 of building under capital lease and $576,000 of accumulated amortization (see Note 16).

       Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $1,280,000, $1,574,000 and $1,655,000, respectively.

       Equipment under capital leases includes telephone systems, computers and related equipment. Title to the property is owned by the financing companies. The gross book value of equipment securing these leases is $865,000 as of December 31, 1998 and 1997. Accumulated amortization on assets under capital leases as of December 31, 1998 and 1997 was $637,000 and $349,000,
  respectively.

  9.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS


DECEMBER 31,                                           1998                1997
-------------------------------------------------------------------------------------
Capitalized software development costs                $ 5,441,000         $ 4,208,000
Less:  Accumulated amortization                        (2,504,000)         (1,396,000)
                                              ---------------------------------------
                                                      $ 2,937,000         $ 2,812,000
                                              =======================================

       The Company capitalized software development costs for the years ended December 31, 1998, 1997 and 1996 of $1,233,000, $950,000, and $1,858,000,
  respectively. Included in 1998 capitalized software development costs is $433,000 of third party software received in exchange for the Company's software products. Amortization of software development costs for the years ended December 31, 1998, 1997 and 1996 was $1,108,000, $577,000, and $526,000,
  respectively. During 1997, the Company wrote-off capitalized software development costs of $723,000 and related accumulated amortization of $270,000 (see Note 4).

  10.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES


DECEMBER 31,                                             1998               1997
-----------------------------------------------------------------------------------
Accounts payable                                       $4,234,000        $4,261,000
Accrued compensation and related benefits               2,037,000         1,430,000
Accrued disposal costs                                  1,030,000                 -
Accrued restructuring (see Note 4)                        152,000         1,868,000
Reserve for contingencies (see Note 13)                   460,000           954,000
Other accrued liabilities                                 760,000           701,000
                                              -------------------------------------
                                                       $8,673,000        $9,214,000
                                              =====================================

  11.    DEBT


DECEMBER 31,                                          1998                 1997
------------------------------------------------------------------------------------

Capitalized lease obligations (see Note  13)         $  652,000           $  826,000
Notes payable to former owners of acquired
    companies (see Note  3)                                   -              552,000
Note payable to customer (see Note 13)                        -              337,000
Note payable to stockholder (see Note 13)               703,000              757,000
                                              --------------------------------------
                                                      1,355,000            2,472,000
Less:  Current portion                                 (887,000)            (995,000)
                                              --------------------------------------
                                                     $  468,000           $1,477,000
                                              ======================================


       During 1997, the Company terminated the building lease with its majority stockholder and his wife and wrote-off $2,433,000 of capital lease obligations (see Note 16).

       The $703,000 note payable to Stockholder was repaid in January 1999.

       During 1998, the Company's $2,000,000 line of credit expired. The line of credit was secured by $2,000,000 of the Company's investments. During 1998, the line of credit was not used.

       See Note 13 for maturity of capital lease obligations.


  12.    Income Taxes

            The provision (benefit) for income taxes is as follows:


YEARS ENDED DECEMBER 31,                              1998               1997               1996
------------------------------------------------------------------------------------------------------
Current
    Federal                                          $ 6,291,000        $(2,834,000)       $(2,837,000)
    State                                                389,000                  -             27,000
    Foreign                                                    -         (2,540,000)           140,000
                                             ---------------------------------------------------------
Deferred                                               6,680,000         (5,374,000)        (2,670,000)
    Federal                                              855,000          1,132,000             80,000
    State                                                      -                  -                  -
    Foreign                                                    -                  -           (728,000)
                                             ---------------------------------------------------------
                                                         855,000          1,132,000           (648,000)
Reinstatement of deferred
    income tax assets                                          -                  -            575,000
                                             ---------------------------------------------------------
Increase/(decrease) in                                 7,535,000         (4,242,000)        (2,743,000)
Valuation allowance                                   (5,255,000)         4,254,000          1,130,000
                                                     $ 2,280,000        $    12,000        $(1,613,000)
                                             =========================================================
Continuing Operations                                $  (803,000)       $  (877,000)       $(2,355,000)
Discontinued Operations:
    Income from discontinued
       operations                                        146,000            889,000            742,000
    Gain on sale of discontinued
       operations                                      2,937,000                  -                  -
                                             ---------------------------------------------------------
                                                     $ 2,280,000        $    12,000        $(1,613,000)
                                             =========================================================

       The approximate income tax effect of each type of temporary difference is as follows:


DECEMBER 31,                                                         1998                           1997
----------------------------------------------------------------------------------------------------------------
Current deferred income tax assets (liabilities):
    Revenue recognition                                               $  790,000                     $   826,000
    Accruals and reserves not
        currently deductible for tax                                     672,000                       1,143,000
    Valuation reserve                                                          -                      (1,150,000)
                                                            ----------------------------------------------------
                                                                       1,462,000                         819,000
Non-current deferred income tax
    assets (liabilities):
    Benefit of operating loss
        carryforward                                                     129,000                       3,713,000
    Deferred compensation                                                 62,000                         182,000
    Capitalized software
        development costs                                               (940,000)                       (956,000)
    Depreciation methods                                                 120,000                          42,000
    Alternative Minimum Tax                                              295,000                               -
    Valuation reserve                                                   (129,000)                     (4,234,000)
                                                            ----------------------------------------------------
                                                                        (463,000)                     (1,253,000)
                                                            ----------------------------------------------------
    Net deferred income tax asset (liability)                         $  999,000                     $  (434,000)
                                                            ====================================================

       During 1997, due to the uncertainty of the ultimate realization of certain net operating losses and other current deferred tax assets, the Company has provided a valuation reserve for the deferred tax assets. As a result of the gain on the sale of Bendata (see Note 3), the Company utilized net operating losses for which the valuation reserve had been recorded. Accordingly, the Company recorded an income tax benefit of $5,255,000 for the year ended December 31, 1998 related to the reversal of the valuation allowance. Realization of the remaining deferred tax asset is dependent on generating sufficient future taxable income. Although realization is not assured, management's belief is that it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

       The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:


YEARS ENDED DECEMBER 31,                            1998            1997          1996
-----------------------------------------------------------------------------------------
Federal statutory tax rate                            (34.0)%       (34.0)%        (34.0)%
Valuation reserve                                       22.0          22.2              -
Net operating losses from foreign                        1.2           7.6           10.4
     subsidiaries not benefited
State income taxes, net of federal tax
     benefit                                            (1.7)            -              -
Nondeductible expenses                                   8.1           0.4           (2.9)
Other                                                   (5.3)         (0.6)          (6.5)
                                            ---------------------------------------------
                                                       (9.7)%        (4.4)%        (33.0)%
                                            =============================================

       As of December 31, 1998, the Company had a net operating loss carryforward for United States federal income tax purposes of approximately $5,589,000. Included in the aggregate net operating loss carryforward is $5,210,000 of tax deductions related to equity transactions, the benefit of which will be credited to stockholders' equity, if and when realized after the other tax deductions in the carryforwards have been realized. The net operating loss carryforward began to expire in 1999.

  13.  COMMITMENTS AND CONTINGENCIES

       The Company leases facilities and equipment under noncancelable operating leases and equipment under noncancelable capital leases. Interest rates on the capital leases range from 9.0% to 9.2%.

       Rent expense under all operating leases for the years ended December 31, 1998, 1997 and 1996 was $1,892,000, $1,800,000, and $1,585,000, respectively.

       Future minimum lease payments under the Company's leases as of December 31, 1998 are as follows:

                                                               OPERATING LEASES         CAPITAL LEASES
                                                           ------------------------  --------------------
1999                                                                     $1,990,000            $ 231,000
2000                                                                      1,459,000              231,000
2001                                                                      1,320,000              257,000
2002                                                                        850,000               29,000
2003                                                                          5,000                    -
Thereafter                                                                    2,000                    -
                                                         -----------------------------------------------
Total minimum lease payments                                             $5,626,000            $ 748,000
                                                         ===============================================

Less:  Amount representing interest                                                              (96,000)
                                                                                   ---------------------
Present value of future minimum lease payments                                                   652,000
Less:  Current portion                                                                          (184,000)
                                                                                   ---------------------
                                                                                               $ 468,000
                                                                                   =====================

       In September 1997, the Company settled a dispute with a customer regarding the implementation of the Company's software products. In conjunction with the settlement, the Company issued 81,000 shares of common stock, paid $300,000 in October 1997 and entered into a non-interest bearing promissory note for $337,000 which was paid in April 1998.

       In connection with the settlement of a dispute and to avoid potential litigation with a stockholder, the Company entered into an agreement with a stockholder which provided, among other items, a $1,000,000 non-interest bearing promissory note payable in twenty equal quarterly installments through June 30, 2002 (present value of $825,000), a non-qualified stock option grant to purchase 90,000 shares of the Company's common stock with a fair value of $157,000 and a $300,000 cash payment made on October 1, 1997. The Company did not make the December 31, 1998 payment on time and the entire remaining balance of the note became due. The Company paid approximately $703,000 in January 1999 to satisfy the note payable.

       The Company is from time to time involved in certain legal actions and customer disputes arising in the ordinary course of business. In the Company's opinion, the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

  14.  PROFIT SHARING PLAN/SAVINGS PLAN

       The Company maintains a voluntary profit sharing plan, including a
  Section 401(k) feature, covering all qualified and eligible employees. Company contributions to the profit sharing plan are determined at the discretion of the Board of Directors. For the years ended December 31, 1998, 1997 and 1996, the Company did not make any contributions. Effective July 1, 1998, the Company began matching 25% of eligible employees' contributions to the 401(k) plan up to a maximum of 1.5% of each employee's compensation. The Company contributed approximately $51,000 for the year ended December 31, 1998.

  15.  EQUITY PLANS

  Stock Option Plans

       The Company has Stock Option Plans (the "Plans") under which incentive and non-qualified stock options may be granted to its employees, officers, directors and others. Generally, incentive stock options are granted at fair value, become exercisable over a four-year period, and are subject to the employee's continued employment. Non-qualified options are granted at exercise prices determined by the Board of Directors and vest over varying periods. A summary of the status of the Company's stock options as of December 31, 1998, 1997 and 1996 and changes during the years then ended is as follows:


                                                                                                       OPTIONS
                                                                        OPTIONS OUTSTANDING          EXERCISABLE
                                                               --------------------------------------------------------
                                                   SHARES                           WTD. AVG.                 WTD. AVG.
                                                 AVAILABLE                          EXERCISE                  EXERCISE
                                                 FOR GRANT          SHARES            PRICE       SHARES        PRICE
Balance, January 1, 1996                                632,000    1,715,000           5.75        664,000       $0.46
   Granted at market                                   (893,000)     893,000          15.26
   Granted below market                                 (80,000)      80,000          24.77
   Granted outside Plan at market                             -      184,000           6.04
   Cancelled                                            529,000     (529,000)         14.06
   Cancelled outside Plan                                     -      (15,000)          6.50
   Exercised                                                  -     (469,000)          1.17
                                           ----------------------------------------------------------------------------
Balance, December 31, 1996                              188,000    1,859,000           4.93        590,000       $2.79
   Authorized                                           500,000            -              -
   Granted at market                                 (1,539,000)   1,539,000           2.68
   Granted outside Plan at market                             -      721,000           3.35
   Cancelled                                          1,556,000   (1,556,000)          5.28
   Cancelled outside Plan                                     -     (433,000)          5.12
   Exercised                                                  -     (150,000)          0.65
                                           ----------------------------------------------------------------------------
Balance, December 31, 1997                              705,000    1,980,000           2.62        774,000       $2.25
   Authorized                                           500,000            -              -
   Granted at market                                 (1,887,000)   1,887,000           1.93
   Granted at below market                             (300,000)     300,000           1.88
   Granted outside Plan at market                             -      261,000           1.69
   Cancelled                                          1,798,000   (1,798,000)          2.37
   Cancelled outside Plan                                     -     (453,000)          2.39
   Exercised                                                  -     (152,000)           .62
                                           ----------------------------------------------------------------------------
Balance, December 31, 1998                              816,000    2,025,000           2.16        991,000       $2.29
                                           ============================================================================

       The following table summarizes information about stock options outstanding at December 31, 1998:


                            OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                   -----------------------------------------------  -----------------------------
                                    WEIGHTED
                                    AVERAGE           WEIGHTED                       WEIGHTED
    RANGE OF         NUMBER        REMAINING          AVERAGE         NUMBER         AVERAGE
 EXERCISE PRICES   OUTSTANDING  CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
-----------------  -----------  ----------------  ----------------  -----------  ----------------
$ 0.21  -  $ 1.41      175,000         5.59            $ 0.52           135,000        $ 0.25
  1.69  -    1.69    1,442,000         8.87              1.69           511,000          1.69
  1.92  -    3.50      348,000         6.91              2.74           309,000          2.68
 15.00  -   15.00       60,000         6.57             15.00            36,000         15.00
                     ---------                                          -------
  0.21  -   15.00    2,025,000         8.18              2.16           991,000          2.29
                     =========                                          =======

       In July 1996, the Company repriced all outstan  ding non-officer employee
  options to $7.75, the fair market value on the new   grant date.  In October
  1996, the Company repriced certain outstanding officer options to the current fair market value of $5.50. In April 1997, the Company repriced all outstanding employee options to $2.52, the fair market value on the new grant date. In September 1998, the Company repriced all outstanding employee options to $1.69, the fair market value on the new grant date. Options granted to directors under the 1995 Director Plan were not repriced.

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

                                                      1998                    1997                    1996
                                           -----------------------------------------------------------------------
Net income (loss) - as reported                         $34,151,000           $(18,494,000)           $(19,707,000)
Net income (loss) - pro forma                           $32,151,000           $(22,103,000)           $(24,266,000)

Basic and diluted earnings (loss)
   per share -  as reported                             $      2.53           $      (1.40)           $      (1.53)
Basic and diluted earnings (loss)
    per share -   pro forma                             $      2.39           $      (1.67)           $      (1.89)

       The resulting effect on pro forma net income (loss) and net income (loss) per share disclosed for 1998, 1997 and 1996 is not likely to be representative of the effects on net income (loss) and net income (loss) per share on a pro forma basis in future years, because 1998, 1997 and 1996 pro forma results include the impact of only three, two and one years, respectively, of grants and related vesting, while subsequent years will include additional years of grants and vesting.

       The weighted average fair value of those options granted during the years ended December 31, 1998, 1997 and 1996 was estimated as $1.16, $1.84 and $7.31, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.05%, 6.60% and 6.48% for 1998, 1997 and 1996 grants, respectively; an expected life of six years; volatility of 85%; and a dividend yield of zero for 1998, 1997 and 1996 grants.

       The weighted average fair value of the employee purchase rights granted in 1998, 1997 and 1996 was $0.76, $1.51 and $9.52, respectively. The fair value of the purchase rights was estimated using the Black-Scholes model with the following weighted average assumptions: risk-free interest rate of 5.09%, 6.10% and 5.46% for 1998, 1997 and 1996, respectively; an expected life of six months; volatility of 85%; and a dividend yield of zero for 1998 and 1997.

  Employee Stock Purchase Plan

       In May 1995, the Company adopted an employee stock purchase plan (the "ESPP") which allows full-time employees with one year of service the opportunity to purchase shares of the Company's common stock through payroll deductions at the end of bi-annual purchase periods. The purchase price is the lower of 85% of the average market price on the first or last day of the purchase periods. An employee may purchase up to a maximum of 500 shares or 10% of the employee's base salary, whichever is less, provided that the employee's ownership of the Company's stock is less than 5% as defined in the ESPP. Pursuant to the ESPP, 250,000 shares of common stock were reserved for issuance. During 1998 and 1997 shares purchased were 20,819 and 24,357, respectively. During 1996, no shares were purchased under the ESPP. At December 31, 1998, there were 204,824 shares available for future purchases.

  16.  RELATED PARTY TRANSACTIONS

       The Company had leased certain of its office facilities from its majority stockholder and his wife under a noncancelable capital lease which had an original expiration date of 2009 and required annual lease payments of $399,000. Payments of zero, $283,000 and $399,000 for the years ended December 31, 1998, 1997 and 1996, respectively, were made by the Company under this lease. On September 17, 1997, the Company entered into a lease termination agreement with the majority stockholder and his wife, whereby the Company agreed to pay $583,000. During 1997, the Company paid $272,000 of this amount, with the remainder of $311,000 paid in February 1998. In conjunction with the lease termination, the Company wrote-off the building under capital lease, net of accumulated amortization and the capital lease obligation and recorded a net charge of $36,000 to the restructuring accrual. In management's opinion, the terms of this related party lease and the related lease termination were at least as favorable to the Company as could have been obtained from an unaffiliated third party.

       From its inception in 1979 through the date of the Company's initial public offering (August 1995), the Company had been owned by one individual. As a result of the termination of the Company's S corporation status, distributions totaling $1,979,000 have been paid to the majority stockholder in 1996 which represented taxed but undistributed S corporation earnings.

       In 1998, 1997, and 1996, the Company paid premiums on behalf of the majority stockholder and his wife of $70,000, $52,000 and $70,000, respectively, under split dollar life insurance policies.

  17.  GEOGRAPHIC SEGMENT DATA

       The Company operates in one business segment. The following table presents information about the Company's operations by geographic area:


Year ended December 31,                   1998           1997           1996
------------------------------------  -------------  -------------  -------------
Revenues:
  Software license fees
    United States
      Domestic                      $  2,963,000   $  6,431,000   $  9,128,000
      Export                             161,000        410,000        996,000
                                    ------------   ------------   ------------
                                       3,124,000      6,841,000     10,124,000

    Europe                             2,382,000      1,492,000      4,158,000
    Other foreign                        316,000        880,000      1,510,000
                                    ------------   ------------   ------------
                                       2,698,000      2,372,000      5,668,000
                                    ------------   ------------   ------------
                                       5,822,000      9,213,000     15,792,000
                                    ------------   ------------   ------------
  Services and maintenance
    United States
      Domestic                        15,153,000     14,869,000     17,884,000
      Export                           1,347,000      1,344,000        924,000
                                    ------------   ------------   ------------
                                      16,500,000     16,213,000     18,808,000
                                     -----------   ------------   ------------
    Europe                             5,042,000      5,079,000      4,944,000
    Other foreign                      1,577,000      1,656,000      2,258,000
                                    ------------   ------------   ------------
                                      23,119,000     22,948,000     26,010,000
                                    ------------   ------------   ------------
                                    $ 28,941,000   $ 32,161,000   $ 41,802,000
                                    ============   ============   ============
Loss from continuing operations
 before interest and taxes
    United States                   $ (7,856,000)  $(14,947,000)  $ (4,510,000)
    Europe                              (339,000)    (4,214,000)    (2,131,000)
    Other foreign                       (595,000)      (956,000)   (1,132,000)
                                    ------------   ------------   -----------
                                    $ (8,790,000)  $(20,117,000)  $ (7,773,000)
                                    ============   ============   ============
Identifiable assets
    United States                   $114,862,000   $ 76,952,000   $ 90,737,000
    Europe                             4,012,000      2,012,000      5,246,000
    Other foreign                      1,817,000      1,521,000      2,794,000
    Discontinued operations                    -      6,343,000      2,559,000
    Eliminations                     (57,078,000)   (56,303,000)   (51,369,000)
                                    ------------   ------------   ------------
                                    $ 63,613,000   $ 30,525,000   $ 49,967,000
                                    ============   ============   ============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Information concerning the directors of the Company is incorporated herein by reference to the information contained under the heading "Election of Directors" in the registrant's definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders to be held on May 13, 1999, which will be filed with the Securities and Exchange Commission not later than April 30, 1999 (the "Definitive Proxy Statement").

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Information concerning certain relationships and related transactions required by this item is incorporated herein by reference to the information contained under the heading "Certain Relationships and Related Transactions" in the Definitive Proxy Statement. See also Note 16 of the Notes to the Consolidated Financial Statements of the Company appearing elsewhere in this Annual Report on Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1)(A)  Consolidated Financial Statements.

            i)  Consolidated Balance Sheets at December 31, 1998 and 1997
           ii) Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996
          iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996
           iv) Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996
            v)  Notes to the Consolidated Financial Statements

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

     (a)(3)  List of Exhibits.

     The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K:

     EXHIBIT NO.  DESCRIPTION

     2.1 Stock Purchase Agreement, dated August 14, 1998, among the Company, Ixchange Technology Holdings Limited, Network Data, Inc., Bendata, Inc., Bendata (Europe) Limited LLC, and Bendata Holding, Inc. (Incorporated herein by reference to Exhibit
                  10.1 to the Company's Current Report on Form 8-K dated September 4, 1998).
     2.2 Stock Purchase Agreement, dated December 31, 1998, among the Company, Network Data, Inc. and Industri-Matematik International Corporation (Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 31, 1998).
     3(i).1 Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, as amended (File No. 33-92778)).
     3(ii).1 By-Laws of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, as amended (File No. 33-92778)).
     4.1 Specimen certificate representing the Common Stock (Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, as amended (File No. 33-92778)).
     10.1 1994 Amended Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, as amended (File No. 33-92778)).

     10.2         Form of Non-Qualified Stock Option Agreement under the 1994
                  Amended Stock Option Plan (Incorporated herein by reference to
                  Exhibit 10.2 to the Company's Registration Statement on Form
                  S-1, as amended (File No. 33-92778)).
     10.3         Form of Incentive Stock Option Agreement under the 1994
                  Amended Stock Option Plan (Incorporated herein by reference to
                  Exhibit 10.3 to the Company's Registration Statement on Form
                  S-1, as amended (File No. 33-92778)).
     10.4         1991 Amended Non-Qualified Stock Option Plan (Incorporated
                  herein by reference to Exhibit 10.4 to the Company's
                  Registration Statement on Form S-1, as amended (File No. 33-
                  92778)).
     10.5         Form of Non-Qualified Stock Option Agreement under the 1991
                  Amended Non-Qualified Stock Option Plan (Incorporated herein by reference to Exhibit 10.5 to the Company's Registration
                  Statement on Form S-1, as amended (File No. 33-92778)).
     10.6         1995 Employee Stock Purchase Plan (Incorporated herein by
                  reference to Exhibit 10.6 to the Company's Registration
                  Statement on Form S-1, as amended (File No. 33-92778)).
     10.7         Amendment No. 1 to 1995 Employee Stock Purchase Plan
                  (Incorporated herein by reference to Exhibit 10.2 to the
                  Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997).
     10.8         1995 Employee Stock Purchase Plan Enrollment/Authorization
                  Form (Incorporated herein by reference to Exhibit 4.7 to the
                  Company's Registration Statement on Form S-8, filed on
                  September 19, 1995 (File No. 33-97064)).
     10.9         Amended and Restated 1995 Non-Employee Director Stock Option
                  Plan (Incorporated herein by reference to Exhibit 10.9 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1997).
     10.10        Form of Non-Qualified Stock Option Agreement under the 1995
                  Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 4.5 to the Company's Registration
                  Statement on Form S-8, filed on September 19, 1995 (File No.
                  33-97064)).
     10.11        1997 Stock Option Plan (Incorporated herein by reference to
                  Exhibit 10.10 to the Company's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1996).
     10.12        Form of Non-Qualified Stock Option Agreement under the 1997
                  Stock Option Plan. (Incorporated herein by reference to
                  Exhibit 10.11 to the Company's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1996).
     10.13        Form of Incentive Stock Option Agreement under the 1997 Stock
                  Option Plan (Incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
     10.14        1998 Stock Option Plan (Incorporated herein by reference to
                  Exhibit 10.14 to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1997).
     10.15        Form of Non-Qualified Stock Option Agreement under the 1998
                  Stock Option Plan. (Incorporated herein by reference to
                  Exhibit 10.15 to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1997).
     10.16        Form of Incentive Stock Option Agreement under the 1998 Stock
                  Option Plan. (Incorporated herein by reference to Exhibit
                  10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
     10.17        Agreement of Lease, dated July 12, 1996, between the Company and C/N Horsham Towne Limited Partnership (Incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
     10.18        Amended and Restated Loan and Security Agreement, dated April
                  24, 1995, between
                  the Company and Midlantic Bank, N.A., as amended by letter agreement dated May 22, 1995 (Incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on
                  Form S-1, as amended (File No. 33-92778)).
     10.19        Modification Agreement dated as of June 30, 1997, by and among the Company, PNC Bank, National Association, successor by
                  merger to Midlantic Bank, N.A. and PNC Leasing Corp.
                  (Incorporated herein by reference to Exhibit 10.24 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1997).
     10.20        Cross Collateralization Agreement dated June 30, 1997, by and among the Company, PNC Bank, National Association and PNC
                  Leasing Corp. (Incorporated herein by reference to Exhibit
                  10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
     10.21        Modification Agreement dated April 30, 1998 by and among the
                  Company, PNC Bank, National Association and PNC Leasing Corp.
                  (Incorporated herein by reference to Exhibit 10.1 to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1998).
     10.22        Memorandum of John G. Phillips regarding employment terms, dated May 15, 1997. (Incorporated herein by reference to
                  Exhibit 10.33 to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1997).
     10.23        Letter to Robert G. Schwartz Jr. regarding severance, dated
                  February 17, 1998. (Incorporated herein by reference to
                  Exhibit 10.34 to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1997).
     21.1*        Subsidiaries of the Registrant.
     23.1*        Consent of Arthur Andersen LLP.
     24.1*        Powers of Attorney (See the Signature Page).
     27.1*        Financial Data Schedule.
     ___________________
     *  Filed herewith

     (b)  Reports on Form 8-K.

     On January 14, 1999, the Company filed a current report on Form 8-K relating to the sale of Abalon AB on December 31, 1998. The Company filed no current reports on Form 8-K, or amendments to current reports on Form 8-K/A, during the fiscal quarter ended December 31, 1998.

     (c)  Exhibits.

     The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) set forth above.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of March, 1999.

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


Signature                                                Title                        Date
---------------------------------------  -------------------------------------   --------------

         /s/ Zack B. Bergreen             Chairman and Chief Executive            March 26, 1999
---------------------------------------
         Zack B. Bergreen                 Officer (Principal Executive Officer)

         /s/ John G. Phillips             Vice President and Chief                March 26, 1999
---------------------------------------
         John G. Phillips                 Financial Officer (Principal
                                          Financial and Accounting Officer)

         /s/ Charles D. LaMotta           President, Chief Operating              March 26, 1999
---------------------------------------
         Charles D. LaMotta               Officer and Director

         /s/ Henry H. Greer               Director                                March 26, 1999
---------------------------------------
         Henry H. Greer

         /s/ Bruce R. Rusch               Director                                March 26, 1999
---------------------------------------
         Bruce R. Rusch

                                                                     SCHEDULE II

                           ASTEA INTERNATIONAL INC.

                       VALUATION AND QUALIFYING ACCOUNTS



                                 BALANCE AT                                      OTHER      BALANCE AT
                                  BEGINNING                                   INCREASES/      END OF
CLASSIFICATION                    OF PERIOD   ADDITIONS (1)  DEDUCTIONS (2)  DECREASES (3)    PERIOD
-------------------------------  -----------  -------------  --------------  -------------  -----------

For the Year Ended
 December 31, 1996

       Reserve for estimated
        uncollectible accounts    $  922,000    $    64,000     $  (297,000)   $   534,000   $1,223,000

For the Year Ended
 December 31, 1997

       Reserve for estimated
        uncollectible accounts    $1,223,000    $1,055,000     $  (841,000)   $  (213,000)   $1,224,000

       Reserve for
        restructuring                      -    $5,328,000     $(2,083,000)   $(1,377,000)   $1,868,000

For the Year Ended
 December 31, 1998

       Reserve for estimated
        uncollectible accounts    $1,224,000    $1,257,000     $(1,974,000)   $   261,000    $  768,000

       Reserve for
        restructuring             $1,868,000    $ (800,000)    $  (875,000)   $   (41,000)   $  152,000

(1) Amounts represent charges and reductions to expenses and revenue.
(2) Amounts represent the write-off of receivables against reserve for estimated uncollectible accounts and cash paid for restructuring activities.
(3) Amounts represent recoveries of previously written-off receivables and amounts reclassed from deferred revenues for changes in the reserve for estimated uncollectible accounts and non-cash writedowns of property and equipment for changes in the reserve for restructuring.