Form 10-Q
period 1999-03-31
ASTEA INTERNATIONAL INC
filed 1999-05-14
CIK 945989

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

For the quarterly period ended          March 31, 1999
                               ---------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

 For the transition period from __________________ to _________________________

                         Commission File Number: 0-26330

                            ASTEA INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                          DELAWARE                             23-2119058
            -------------------------------                ----------------
            (State or other jurisdiction of                (I.R.S. Employer
             incorporation or organization)               Identification No.)

        455 BUSINESS CENTER DRIVE, HORSHAM,  PA                19044
        ---------------------------------------             ----------
        (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (215) 682-2500

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 11, 1999, 13,911,127 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

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

EXHIBIT 27          FINANCIAL DATA SCHEDULE

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                       ASTEA INTERNATIONAL INC.
                                     CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)

                                                                          MARCH 31,     DECEMBER 31,
                                                                            1999            1998
                                                                        ------------    ------------
                                  ASSETS
Current assets:
  Cash and cash equivalents                                             $  7,389,000    $ 14,291,000
  Investments available for sale                                          27,312,000      22,603,000
  Notes and escrow receivable                                              9,407,000       9,407,000
  Receivables, net of reserves of $846,000 and $768,000                    8,712,000       9,347,000
  Prepaid expenses and other                                               2,479,000       2,097,000
  Deferred income taxes                                                    1,462,000       1,462,000
                                                                        ------------    ------------
          Total current assets                                            56,761,000      59,207,000

Property and equipment, net                                                1,267,000       1,469,000
Capitalized software development costs, net                                2,769,000       2,937,000
                                                                        ============    ============
          Total assets                                                  $ 60,797,000    $ 63,613,000
                                                                        ============    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Current portion of long-term debt                                     $    189,000    $    887,000
  Accounts payable and accrued expenses                                    6,776,000       8,673,000
  Deferred revenues                                                        4,374,000       4,105,000
                                                                        ------------    ------------
          Total current liabilities                                       11,339,000      13,665,000

  Deferred income taxes                                                      463,000         463,000

  Long-term debt                                                             419,000         468,000

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued                                                      --              --
   Common stock, $.01 par value, 25,000,000 shares
     authorized, 13,897,000 and 13,540,000 issued and
     outstanding                                                             139,000         135,000
   Additional paid-in capital                                             51,925,000      51,098,000
   Deferred compensation                                                     (83,000)        (29,000)
   Cumulative currency translation adjustment                               (644,000)       (836,000)
   Accumulated deficit                                                    (2,761,000)     (1,351,000)
                                                                        ------------    ------------
          Total stockholders' equity                                      48,576,000      49,017,000
                                                                        ============    ============
          Total liabilities and stockholders' equity                    $ 60,797,000    $ 63,613,000
                                                                        ============    ============


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                            ASTEA INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                Three Months
                                                               Ended March 31,
                                                        ----------------------------
                                                            1999            1998
                                                        ------------    ------------
Revenues:
    Software license fees                               $  1,952,000    $  1,226,000
    Services and maintenance                               5,786,000       5,200,000
                                                        ------------    ------------

         Total revenues                                    7,738,000       6,426,000
                                                        ------------    ------------

Costs and expenses:
    Cost of software license fees                            724,000         337,000
    Cost of services and maintenance                       4,770,000       4,067,000
    Product development                                    1,329,000       1,210,000
    Sales and marketing                                    2,409,000       1,572,000
    General and administrative                               907,000       1,162,000
                                                        ------------    ------------

         Total costs and expenses                         10,139,000       8,348,000
                                                        ------------    ------------

Loss from continuing operations before interest and       (2,401,000)     (1,922,000)
    taxes

Net interest income                                          615,000          34,000
                                                        ------------    ------------

Loss from continuing operations before income tax         (1,786,000)     (1,888,000)

Income tax benefit                                          (376,000)       (136,000)
                                                        ------------    ------------

Loss from continuing operations                           (1,410,000)     (1,752,000)

Loss from discontinued operations, net of taxes                   --        (474,000)
                                                        ------------    ------------

Net loss                                                $ (1,410,000)   $ (2,226,000)
                                                        ------------    ------------

Basic and diluted net loss per share:

      Continuing operations                             $      (0.10)   $      (0.13)

      Discontinued operations                           $         --    $      (0.04)
                                                        ------------    ------------

      Net loss                                          $      (0.10)   $      (0.17)
                                                        ============    ============

Share outstanding used in computing basic and diluted     13,688,000      13,376,000
      net loss per share
                                                        ============    ============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                      ASTEA INTERNATIONAL INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
                                                                            FOR THE THREE MONTHS
                                                                               ENDED MARCH 31,
                                                                       ----------------------------
                                                                           1999            1998
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $ (1,410,000)   $ (2,226,000)
   Adjustments to reconcile net loss to net cash used in
        operating activities:
            Depreciation and amortization                                   666,000         550,000
            Other                                                             6,000              --
        Changes in operating assets and liabilities:
            Receivables                                                     713,000         116,000
            Prepaid expenses and other                                     (380,000)       (206,000)
            Accounts payable and accrued expenses                        (1,842,000)       (800,000)
            Deferred revenues                                               312,000         682,000
                                                                       ------------    ------------
   Net cash used in operating activities of continuing operations        (1,935,000)     (1,884,000)
   Net cash provided by (used in) discontinued operations                        --         174,000
                                                                       ------------    ------------
   Net cash used in operating activities                                 (1,935,000)     (1,710,000)
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of  investments available for sale                  (4,709,000)     (2,215,000)
           Purchases of property and equipment                              (88,000)       (195,000)
           Capitalized software development costs                          (200,000)       (200,000)
                                                                       ------------    ------------
   Net cash used in investing activities                                 (4,997,000)     (2,610,000)
                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from exercise of stock options and employee stock
           purchase plan                                                    764,000          62,000
           Net repayments of long-term debt                                (747,000)        (68,000)
                                                                       ------------    ------------
   Net provided by (cash used) in financing activities                       17,000          (6,000)
                                                                       ------------    ------------
   Effect of exchange rate changes on cash and cash equivalents              13,000          (2,000)
                                                                       ------------    ------------

   Net increase (decrease) in cash and cash equivalents                  (6,902,000)     (4,328,000)
   Cash and cash equivalents balance, beginning of period                14,291,000       6,396,000
                                                                       ============    ============
   Cash and cash equivalents balance, end of period                    $  7,389,000    $  2,068,000
                                                                       ============    ============


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            ASTEA INTERNATIONAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

The consolidated financial statements at March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 of Astea International Inc. and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's 1998 Annual Report on Form 10-K which are hereby incorporated by reference in this quarterly report on Form 10-Q.

2.    DISCONTINUED OPERATIONS

In September 1998 and December 1998, the Company completed the sales of its Bendata, Inc. and Abalon AB subsidiaries, respectively.

Bendata and Abalon have been accounted for as discontinued operations. The accompanying Consolidated Financial Statements reflect the operating results of the discontinued operations separately from continuing operations.

Loss from the discontinued operations of Bendata and Abalon in the accompanying consolidated statements of operations for the three months ended March 31, 1998 were:


        Revenues:
                                               $         6,934,000
                                               ===================

        Loss before income taxes                          (338,000)

        Income taxes                                       136,000
                                               -------------------

        Net loss                               $          (474,000)
                                               ===================

3.   STOCKHOLDERS' EQUITY/COMPREHENSIVE INCOME (LOSS)

The reconciliation of Stockholders' Equity and comprehensive loss from December 31, 1998 to March 31, 1999 is summarized as follows:

                                                                           CUMULATIVE
                                              ADDITIONAL                   CURRENCY
                                 COMMON        PAID-IN      DEFERRED      TRANSLATION    ACCUMULATED    COMPREHENSIVE
                                  STOCK        CAPITAL    COMPENSATION     ADJUSTMENT      DEFICIT      INCOME (LOSS)
                               -----------   -----------  ------------    -----------    -----------    -------------

Balance at December 31, 1998   $   135,000   $51,098,000   $   (29,000)   $  (836,000)   $(1,351,000)            --
Grant of stock options below
   fair market value                    --        61,000       (61,000)            --             --             --
Amortization of deferred
   compensation                         --            --         7,000             --             --             --
Exercise of options                  4,000       766,000            --             --             --             --
Cumulative currency
   translation adjustment               --            --            --        192,000             --        192,000
Net Loss                                --            --            --             --     (1,410,000)    (1,410,000)
                               -----------   -----------   -----------    -----------    -----------    -----------

Balance at March 31, 1999      $   139,000   $51,925,000   $   (83,000)   $  (644,000)   $(2,761,000)   $(1,218,000)
                               ===========   ===========   ===========    ===========    ===========    ===========

4.       MAJOR CUSTOMERS

In the first quarter of 1999, the Company had two customers that accounted for 15% and 12% of total revenue, respectively. In the first quarter 1998, the same two customers accounted for 11% and 12% of total revenues, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these, as well as other risks and uncertainties, are described in more detail herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

The Company develops, markets and supports front-office solutions for the Customer Management Solutions (CMS) software market. Astea's client/server and host-based applications are designed specifically for organizations for which field service and customer support are considered mission critical aspects of business operations. The Company maintains operations in the United States, Canada, Australia, New Zealand, the Netherlands, France, the United Kingdom, Japan and Israel.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998


CONTINUING OPERATIONS

REVENUES

Revenues increased $1,312,000, or 20%, to $7,738,000 for the three months ended March 31, 1999 from $6,426,000 for the three months ended March 31, 1998. Software license fee revenues increased $726,000, or 59%, from the same period last year. Services and maintenance fees for the three months ended March 31, 1999 amounted to $5,786,000, an 11% increase from the same quarter in 1998.

The Company's international operations contributed $2,406,000 of revenues in the first quarter of 1999 compared to $2,122,000 in the first quarter of 1998. This represents a 13% increase from the same period last year and 31% of total revenues in the first quarter 1999.

Software license fee revenues increased 59% to $1,952,000 in the first quarter of 1999 from $1,226,000 in the first quarter of 1998. The increase is attributable to the continued market acceptance of ServiceAlliance. ServiceAlliance license revenues increased $834,000 or 288%, to $1,124,000 in the first quarter of 1999 from $290,000 in the first quarter of 1998. The increase in Service Alliance license revenue was offset by a decrease in DISPATCH-1 license fee revenue, which decreased $168,000 or 19% from $864,000 in the first quarter of 1998 to $696,000 in the first quarter of 1999 due to decreasing demand for this product. DISPATCH-1 accounted for only 36% of total software license fee revenues in the first quarter of 1999 compared to 70% of total license fee revenues in the first quarter of 1998. In addition, software license fee revenues from royalties received on PowerHelp, which is sold via a distributor, was $132,000 in the first quarter of 1999 compared to $72,000 in the quarter ended March 31, 1998.

Services and maintenance revenues increased 11% to $5,786,000 in the first quarter of 1999 from $5,200,000 in the first quarter of 1998. The increase primarily relates to service and maintenance revenues from ServiceAlliance which increased $488,000 to $581,000 from $93,000 in the first quarter of 1998. Service and maintenance revenues from DISPATCH-1 increased 3% to $5,133,000 in the first quarter of 1999 from $4,993,000 in the first quarter of 1998.

In the first quarter of 1999, the Company had two customers that accounted for 15% and 12% of total revenue, respectively. In the first quarter 1998, the same two customers accounted for 11% and 12% of total revenues, respectively.

COSTS OF REVENUES

Cost of software license fees increased 115% to $724,000 in the first quarter of 1999 from $337,000 in the first quarter of 1998. The software licenses gross margin percentage was 63% in the first quarter of 1999 compared to 73% in the first quarter of 1998. This decrease in gross margin was attributable to the mix of third-party products sold in conjunction with the company's products.

Cost of services and maintenance increased 17% to $4,770,000 in the first quarter of 1999 from $4,067,000 in the first quarter of 1998. The services and maintenance gross margin percentage was 18% in the first quarter of 1999 compared to 22% in the first quarter of 1998. The decrease in services and maintenance gross margin was primarily due to non-billable services and maintenance relating to the start up costs associated with ServiceAlliance, the Company's newest product offering, and due to lower than planned utilization for DISPATCH-1 service professionals.

PRODUCT DEVELOPMENT

Product development expense increased 10% to $1,329,000 in the first quarter of 1999 from $1,210,000 in the first quarter of 1998. Product development as a percentage of revenues decreased to 17% in the first quarter of 1999 from 19% in the first quarter of 1998.

SALES AND MARKETING

Sales and marketing expense increased 53% to $2,409,000 in the first quarter of 1999 from $1,572,000 in the first quarter of 1998. This increase resulted from the Company's continued effort to increase market share and expand its presence through both direct and indirect channels. As a percentage of revenues, sales and marketing expenses increased to 31% from 24% in the first quarter of 1998.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 22% to $907,000 in the first quarter of 1999 from $1,162,000 in the first quarter of 1998. The decrease primarily relates to the Company's ongoing cost containment efforts.

NET INTEREST INCOME

Net interest income increased $581,000 to $615,000 in the first quarter of 1999 from $34,000 in the first quarter of 1998. This increase is attributable to the interest earned on the proceeds from the sales of Bendata and Abalon.

INTERNATIONAL OPERATIONS

Total revenue from the Company's international operations grew by $284,000, or 13%, to $2,406,000 in first quarter of 1999 from $2,122,000 in the same quarter in 1998. The increase in revenue from international operations was primarily attributable to the introduction of ServiceAlliance in the third quarter of 1997, offset by reductions in DISPATCH-1 and PowerHelp due to decreasing demand. International operations resulted in a $207,000 loss for the first quarter ended March 31, 1999 compared to a loss of $139,000 in the same quarter in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,935,000 for the three months ended March 31, 1999 compared to $1,710,000 for the three months ended March 31, 1998. This increase in cash used was primarily attributable to increases in payments of accounts payable and accrued expenses offset by a reduced net loss and increased collections of accounts receivable.

The Company's investing activities used $4,997,000 of cash in the first three months of 1999 compared to $2,610,000 in the first three months of 1998. The increase in cash used was primarily attributable to increased purchases of investments available for sale.

The Company provided $17,000 from financing activities during the three months ended March 31, 1999 compared to cash used of $6,000 in the first three months of 1998. This increase is due to increased proceeds from the exercise of options and employee stock purchase plan offset by increased payments on long-term debt.

At March 31, 1999, the Company had a working capital ratio of 5:1, with cash and investments available for sale of $34,701,000. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the foreseeable future. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

RISK ASSOCIATED WITH THE YEAR 2000

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

         LEGAL LIABILITIES. The law regarding liability for Year 2000 problems is evolving rapidly and could become friendlier to users of software with alleged Year 2000 deficiencies. The Company limits its contractual warrantees on Year 2000 compliance to objective performance standards that the Company has tested, and the Company makes no warrantees for nonconformance if the Company's software products are combined with other software or data that are not conducive to accurately calculating, comparing or sequencing date and time data between the twentieth and twenty-first centuries. Nonetheless, there can be no assurance that some of the Company's customers will not assert legal claims against the Company based on Year 2000 theories of liability. While the Company believes that such claims would be precluded by its contracts, if such a claim were upheld in court, the resulting expense to the Company and diversion of management and development time could have a material, adverse effect on the Company's operations and financial condition.

VARIABILITY OF QUARTERLY RESULTS AND POTENTIAL RISKS INHERENT IN THE BUSINESS

The Company's operations are subject to a number of risks, which are described in more detail in the Company's prior SEC filings. Risks which are peculiar to the Company on a quarterly basis, and which may vary from quarter to quarter, include but are not limited to the following:

o The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on factors such as the size, timing and recognition of revenue from significant orders, the timing of new product releases and product enhancements, and market acceptance of these new releases and enhancements, increases in operating expenses, and seasonality of its business.

o The Company's future success will depend in part on its ability to increase licenses of ServiceAlliance and other new product offerings, and to develop new products and product enhancements to complement its existing field service, sales automation and customer support offerings.

o    The Customer Management Solutions (CMS) market is intensely competitive.

o International sales for the Company's products and services, and the Company's expenses related to these sales, continue to be a substantial component of the Company's operations. International sales are subject to a variety of risks, including difficulties in establishing and managing international operations and in translating products into foreign languages.

o The market price of the common stock could be subject to significant fluctuations in response to, and may be adversely affected by, variations in quarterly operating results, changes in earnings estimates by analysts, developments in the software industry, adverse earnings or other financial announcements of the Company's customers and general stock market conditions, as well as other factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         INTEREST RATE RISK. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 1999, the Company's investments consisted of U.S. government agencies securities, commercial paper and corporate bonds. The Company does not expect any material loss with respect to its investment portfolio.

         FOREIGN CURRENCY RISK. The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are denominated in foreign currency. The Company does not expect any material loss with respect to foreign currency risk.


PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any legal proceedings, which would, in management's opinion, have a material adverse effect on the Company's business or results of operations.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

There have been no changes in securities during the quarter ended March 31, 1999.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

There have been no defaults by the Company on any Senior Securities during the quarter ended March 31, 1999.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the first quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

         (27)     Financial Data Schedule

(B)      Reports on Form 8-K

         On January 14, 1999, the Company filed a current report on Form 8-K relating to the sale of Abalon AB on December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of May 1999.

                                 ASTEA INTERNATIONAL INC.


                                 By:  /s/ ZACK B. BERGREEN
                                    --------------------------------------------
                                      Zack B. Bergreen
                                      Chairman and Chief Executive Officer
                                      (Principal Executive Officer)

                                 By:  /s/ JOHN G. PHILLIPS
                                    --------------------------------------------
                                      John G. Phillips
                                      Vice President and Chief Financial Officer
                                      (Principal Financial and Chief
                                      Accounting Officer)