Form 10-Q
period 1999-06-30
ASTEA INTERNATIONAL INC
filed 1999-08-13
CIK 945989

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

For the quarterly period ended          June 30, 1999
                              --------------------------------

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from               to
                               -------------    -------------

                         Commission File Number: 0-26330
                                                 -------

                            ASTEA INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                   23-2119058
     -------------------------------                    -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

    455 Business Center Drive, Horsham, PA                     19044
   ----------------------------------------                 ----------
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

As of August 10, 1999, 13,943,617 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                            ASTEA INTERNATIONAL INC.

                                    FORM 10-Q
                                QUARTERLY REPORT
                                      INDEX
                                                                        Page No.
                                                                        --------

Facing Sheet                                                                1

Index                                                                       2

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets (Unaudited)                        3

             Consolidated Statements of Operations (Unaudited)              4

             Consolidated Statements of Cash Flows (Unaudited)              5

             Notes to Unaudited Consolidated Financial Statements           6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            8

Item 3.      Quantitative and Qualitative Disclosure About Market Risk     13

PART II - OTHER INFORMATION
---------------------------

Item 1.      Legal Proceedings                                             14

Item 2.      Changes in Securities and Use of Proceeds                     14

Item 3.      Defaults upon Senior Securities                               14

Item 4.      Submission of Matters to a Vote of Security Holders           14

Item 5.      Other Information                                             14

Item 6.      Exhibits and Reports on Form 8-K                              14

             Signatures                                                    15

Exhibit 10.1 Employment Letter to Bruce R. Rusch

Exhibit 27   Financial Data Schedule

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                            ASTEA INTERNATIONAL INC.
                            ------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)


                                                                            June 30,         December 31,
                                                                              1999               1998
                                                                              ----               ----
                                  ASSETS
       Current assets:
         Cash and cash equivalents                                         $ 7,634,000       $ 14,291,000
         Investments available for sale                                     25,449,000         22,603,000
         Notes and escrow receivable                                         9,407,000          9,407,000
         Receivables, net of reserves of $755,000 and $768,000               8,684,000          9,347,000
         Prepaid expenses and other                                          2,476,000          2,097,000
         Deferred income taxes                                               1,462,000          1,462,000
                                                                     -------------------------------------
                 Total current assets                                       55,112,000         59,207,000

       Property and equipment, net                                           1,261,000          1,469,000
       Capitalized software development costs, net                           2,601,000          2,937,000
                                                                     =====================================
                 Total assets                                             $ 58,974,000        $63,613,000
                                                                     =====================================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
         Current portion of long-term debt                                  $  193,000         $  887,000
         Accounts payable and accrued expenses                               5,757,000          8,673,000
         Deferred revenues                                                   3,859,000          4,105,000
                                                                     -------------------------------------
                 Total current liabilities                                   9,809,000         13,665,000

         Deferred income taxes                                                 463,000            463,000

         Long-term debt                                                        369,000            468,000

       Stockholders' equity:
          Preferred stock, $.01 par value, 5,000,000 shares
            authorized, none issued                                                  -                  -
          Common stock, $.01 par value, 25,000,000 shares
            authorized, 13,932,000 and 13,540,000 issued and
             outstanding                                                       139,000            135,000
          Additional paid-in capital                                        51,987,000         51,098,000
          Deferred compensation                                               (76,000)           (29,000)
          Cumulative currency translation adjustment                         (507,000)          (836,000)
          Accumulated deficit                                              (3,210,000)        (1,351,000)
                                                                     -------------------------------------
                 Total stockholders' equity                                 48,333,000         49,017,000
                                                                     =====================================
                 Total liabilities and stockholders' equity                $58,974,000        $63,613,000
                                                                     =====================================

        The accompanying notes are an integral part of these statements.

                            ASTEA INTERNATIONAL INC.
                            ------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                   (Unaudited)

                                                                    Three Months                           Six Months
                                                                   Ended June 30,                        Ended June 30,
                                                        ----------------------------------     ---------------------------------
                                                              1999                1998              1999               1998
                                                              ----                ----              -----              ----
Revenues:
    Software license fees                                $   2,368,000      $   1,628,000       $   4,320,000      $   2,854,000
    Services and maintenance                                 5,521,000          5,404,000          11,307,000         10,604,000
                                                        -------------------------------------------------------------------------
         Total revenues                                      7,889,000          7,032,000          15,627,000         13,458,000
                                                        -------------------------------------------------------------------------
Costs and expenses:
    Cost of software license fees                              504,000            524,000           1,228,000            861,000
    Cost of services and maintenance                         4,099,000          4,137,000           8,869,000          8,204,000
    Product development                                      1,294,000          1,268,000           2,623,000          2,478,000
    Sales and marketing                                      1,913,000          1,898,000           4,322,000          3,470,000
    General and administrative                               1,005,000          1,586,000           1,912,000          2,748,000
    Restructuring charge (Note 3)                                    -          (800,000)                   -          (800,000)
                                                        -------------------------------------------------------------------------
         Total costs and expenses                            8,815,000          8,613,000          18,954,000         16,961,000
                                                        -------------------------------------------------------------------------
Loss from continuing operations before interest
    and taxes                                                (926,000)        (1,581,000)         (3,327,000)        (3,503,000)

Net interest income (expense)                                  477,000           (15,000)           1,092,000             19,000
                                                        -------------------------------------------------------------------------
Loss from continuing operations before income tax            (449,000)        (1,596,000)         (2,235,000)        (3,484,000)

Income tax benefit                                                  -           (296,000)           (376,000)          (432,000)
                                                        -------------------------------------------------------------------------
Loss from continuing operations                              (449,000)        (1,300,000)         (1,859,000)        (3,052,000)
                                                        -------------------------------------------------------------------------
Loss from discontinued operations, net of taxes                     -           (402,000)                  -           (876,000)
                                                        -------------------------------------------------------------------------
Net loss                                                 $   (449,000)      $ (1,702,000)       $ (1,859,000)      $ (3,928,000)
Basic and diluted net loss per share:
       Continuing operations                             $      (0.03)      $      (0.10)       $      (0.13)      $      (0.23)
       Discontinued operations                                      -              (0.03)                  -              (0.06)
                                                        -------------------------------------------------------------------------
 Net Loss                                                $      (0.03)      $      (0.13)       $      (0.13)      $      (0.29)
                                                        =========================================================================
Share outstanding used in computing basic and
    diluted net loss per share                              13,919,000         13,457,000          13,804,000         13,417,000
                                                        =========================================================================

        The accompanying notes are an integral part of these statements.

                            ASTEA INTERNATIONAL INC.
                            ------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                             --------------------------------
                                                                                  1999             1998
                                                                             --------------------------------
Cash flows from operating activities:
   Net loss                                                                     $(1,859,000)    $(3,928,000)
   Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation and amortization                                           1,298,000       1,149,000
           Other                                                                      10,000       (433,000)
        Changes in operating assets and liabilities:
            Receivables                                                              816,000       1,737,000
            Prepaid expenses and other                                             (363,000)        (95,000)
            Accounts payable and accrued expenses                                (2,805,000)     (2,662,000)
            Deferred revenues                                                      (197,000)         459,000
            Deferred income taxes                                                          -         342,000
                                                                             --------------------------------
   Net cash used in operating activities of continuing operations                (3,100,000)     (3,431,000)
   Net cash provided by discontinued operations                                            -          79,000
                                                                             --------------------------------
   Net cash used in operating activities                                         (3,100,000)     (3,352,000)
                                                                             --------------------------------

Cash flows from investing activities:
           Purchases of  investments available for sale                          (2,846,000)       (594,000)
           Purchases of property and equipment                                     (359,000)       (371,000)
           Capitalized software development costs                                  (400,000)       (400,000)
                                                                             --------------------------------
   Net cash used in investing activities                                         (3,605,000)     (1,365,000)
                                                                             --------------------------------

Cash flows from financing activities:
          Proceeds from exercise of stock options and employee stock
          purchase plan                                                              822,000         106,000
          Net borrowings from line of credit                                               -         600,000
          Net repayments of long-term debt                                         (793,000)       (468,000)
                                                                             --------------------------------
   Net cash provided by financing activities                                          29,000         238,000
                                                                             --------------------------------
   Effect of exchange rate changes on cash and cash equivalents                       19,000           2,000
                                                                             --------------------------------

   Net (decrease) in cash and cash equivalents                                   (6,657,000)     (4,477,000)
   Cash and cash equivalents balance, beginning of period                         14,291,000       6,396,000
                                                                             ================================
   Cash and cash equivalents balance, end of period                              $ 7,634,000     $ 1,919,000
                                                                             ================================

        The accompanying notes are an integral part of these statements.

-------------------------------------------------------

                            ASTEA INTERNATIONAL INC.
                            ------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------



1.   BASIS OF PRESENTATION
     ---------------------

The consolidated financial statements at June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 of Astea International Inc. and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's 1998 Annual Report on Form 10-K which are hereby incorporated by reference in this quarterly report on Form 10-Q.

2.   DISCONTINUED OPERATIONS
     -----------------------

In September and December 1998, the Company completed the sales of its Bendata, Inc. and Abalon AB subsidiaries, respectively.

Bendata and Abalon have been accounted for as discontinued operations. The accompanying Consolidated Financial Statements reflect the operating results of the discontinued operations separately from continuing operations.

Losses from the discontinued operations of Bendata and Abalon in the accompanying consolidated statements of operations were:


                                 Three Months              Six Months
                                 Ended June 30, 1998       Ended June 30, 1998


Revenues                         $  7,777,000              $  14,711,000

Loss before income taxes             (106,000)                  (444,000)

Income taxes                          296,000                    432,000
                                 -----------------         -----------------

Net loss                         $   (402,000)             $    (876,000)
                                 -----------------         -----------------


3.   RESTRUCTURING CHARGES
     ---------------------

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

4.   STOCKHOLDERS' EQUITY/COMPREHENSIVE INCOME (LOSS)
     ------------------------------------------------

The reconciliation of Stockholders' Equity and comprehensive loss from December 31, 1998 to June 30, 1999 is summarized as follows:

                                                                                 Cumulative
                                                   Additional                     Currency
                                      Common        Paid-In        Deferred     Translation     Accumulated    Comprehensive
                                       Stock        Capital      Compensation    Adjustment       Deficit      Income (Loss)
                                       -----        -------      ------------    ----------       -------      -------------
Balance at December 31, 1998           $135,000    $51,098,000      $(29,000)     $(836,000)    $(1,351,000)               -
Grant of stock options below
   fair market value                          -         61,000       (61,000)             -               -                -
Amortization of deferred
   compensation                               -              -        14,000              -               -                -
Exercise of options                       4,000        828,000             -              -               -                -
Cumulative currency
   translation adjustment                     -              -             -        329,000               -          329,000
Net Loss                                      -              -             -              -      (1,859,000)      (1,859,000)
                                     ------------------------------------------------------------------------------------------

Balance at June 30, 1999               $139,000    $51,987,000      $(76,000)     $(507,000)    $(3,210,000)     $(1,530,000)
                                     ==========================================================================================


5.   MAJOR CUSTOMERS
     ---------------

In the second quarter of 1999, the Company had two customers that each accounted 12% of total revenues. In the second quarter 1998, the same two customers accounted for 10% and same 17% of total revenues, respectively. For the first six months of 1999, the same two customers each accounted 12% of total revenues. In the first six months 1998, the same two customers accounted for 10% and 14% of total revenues, respectively.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
   RESULTS OF OPERATIONS
   ---------------------

Overview
--------

This document contains various forward-looking statements and information that are based on management's beliefs, assumptions made by management and information currently available to management. Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these, as well as other risks and uncertainties, are described in more detail herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

Results of Operations
---------------------

Comparison of Three Months Ended June 30, 1999 and 1998
-------------------------------------------------------

Continuing Operations
---------------------

Revenues
--------

Revenues increased $857,000, or 12%, to $7,889,000 for the three months ended June 30, 1999 from $7,032,000 for the three months ended June 30, 1998. Software license fee revenues increased $740,000, or 45%, from the same period last year. Services and maintenance fees for the three months ended June 30, 1999 amounted to $5,521,000, a 2% increase from the same quarter in 1998.

The Company's international operations contributed $2,152,000 of revenues in the second quarter of 1999 compared to $2,220,000 in the second quarter of 1998. This represents a 3% decrease from the same period last year and 27% of total revenues in the second quarter 1999.

Software license fee revenues increased 45% to $2,368,000 in the second quarter of 1999 from $1,628,000 in the second quarter of 1998. The increase is attributable to the continued market acceptance of ServiceAlliance. ServiceAlliance license revenues increased $827,000 or 551%, to $977,000 in the second quarter of 1999 from $150,000 in the second quarter of 1998. The increase in Service Alliance license revenue was offset by a decrease in DISPATCH-1 license fee revenue, which decreased $56,000 or 4% from $1,446,000 in the second quarter of 1998 to $1,390,000 in the second quarter of 1999 due to decreasing demand for this product. DISPATCH-1 accounted for 59% of total software license fee revenues in the second quarter of 1999 compared to 89% of total license fee revenues in the second quarter of 1998. In addition, software license fee revenues from royalties received on PowerHelp, which is sold via a distributor, were $1,000 in the second quarter of 1999 compared to $32,000 in the quarter ended June 30, 1998.

Services and maintenance revenues increased 2% to $5,521,000 in the second quarter of 1999 from $5,404,000 in the second quarter of 1998. The increase primarily relates to service and maintenance revenues from ServiceAlliance, which increased $753,000 to $931,000 from $178,000 in the second quarter of 1998. Service and maintenance revenues from DISPATCH-1 decreased 12% to $4,551,000 in the second quarter of 1999 from $5,156,000 in the second quarter of 1998. In addition, service and maintenance revenue from PowerHelp was $39,000 in the second quarter of 1999 compared to $70,000 in the second quarter of 1998.

In the second quarter of 1999, the Company had two customers that each accounted for 12% of total revenues. In the second quarter 1998, the same two customers accounted for 10% and 17% of total revenues, respectively.

Costs of Revenues
-----------------

Cost of software license fees decreased 4% to $504,000 in the second quarter of 1999 from $524,000 in the second quarter of 1998. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $368,000 and $266,000 in the second quarters of 1999 and 1998 respectively. The decrease in the cost of software license fees represents decreased third party software costs attributable to the mix of products sold in conjunction with the company's products, in the second quarter of 1999 offset by an increase in capitalized software amortization. The software licenses gross margin percentage was 79% in the second quarter of 1999 compared to 68% in the second quarter of 1998.
This increase in gross margin was attributable to increased license fee revenues.

Cost of services and maintenance decreased 1% to $4,099,000 in the second quarter of 1999 from $4,137,000 in the second quarter of 1998. The services and maintenance gross margin percentage was 26% in the second quarter of 1999 compared to 23% in the second quarter of 1998. The increase in services and maintenance gross margin was primarily due to increased utilization from ServiceAlliance service professionals.

Product Development
-------------------

Product development expense increased 2% to $1,294,000 in the second quarter of 1999 from $1,268,000 in the second quarter of 1998. Product development as a percentage of revenues decreased to 16% in the second quarter of 1999 from 18% in the second quarter of 1998.

Sales and Marketing
-------------------

Sales and marketing expense increased 1% to $1,913,000 in the second quarter of 1999 from $1,898,000 in the second quarter of 1998. As a percentage of revenues, sales and marketing expenses decreased to 24% from 27% in the second quarter of 1998.

General and Administrative
--------------------------

General and administrative expenses decreased 37% to $1,005,000 in the second quarter of 1999 from $1,586,000 in the second quarter of 1998. The decrease primarily relates to the Company's ongoing cost containment efforts.

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

Net Interest Income (Expense)
-----------------------------

Net interest income increased $492,000 to $477,000 in the second quarter of 1999 from an interest expense of $15,000 in the second quarter of 1998. The increase of interest income is attributable to the interest earned on the proceeds from the sales of Bendata and Abalon.

International Operations
------------------------

Total revenue from the Company's international operations decreased by $68,000, or 3%, to $2,152,000 in second quarter of 1999 from $2,220,000 in the same quarter in 1998. The decrease in revenue from international operations was primarily attributable to the decrease in DISPATCH-1 licenses purchased in 1999, offset by increased ServiceAlliance license revenue in 1999. International operations resulted in a $391,000 net loss for the second quarter ended June 30, 1999 compared to a net loss of $415,000 in the same quarter in 1998.


Comparison of Six Months Ended June 30, 1999 and 1998
-----------------------------------------------------

Continuing Operations
---------------------

Revenues
--------

Revenues increased $2,169,000, or 16%, to $15,627,000 for the six months ended June 30, 1999 from $13,458,000 for the six months ended June 30, 1998. Software license fee revenues increased $1,466,000, or 51%, from the same period last year. Services and maintenance fees for the six months ended June 30, 1999 amounted to $11,307,000, a 7% increase from the same six months in 1998.

The Company's international operations contributed $4,558,000 of revenues in the first six months of 1999 compared to $4,342,000 in the first six months of 1998. This represents a 5% increase from the same period last year and 29% of total revenues in the first six months of 1999.

Software license fee revenues increased 51% to $4,320,000 in the first six months of 1999 from $2,854,000 in the first six months of 1998. The increase is attributable to the continued market acceptance of ServiceAlliance. ServiceAlliance license revenues increased $1,669,000 or 379%, to $2,109,000 in the first six months of 1999 from $440,000 in the first six months of 1998. The increase in Service Alliance license revenue was offset by a decrease in DISPATCH-1 license fee revenue, which decreased $198,000 or 9% from $2,310,000 in the first six months of 1998 to $2,112,000 in the first six months of 1999 due to decreasing demand for this product. DISPATCH-1 accounted for only 49% of total software license fee revenues in the first six months of 1999 compared to 81% of total license fee revenues in the first six months of 1998. In addition, software license fee revenues from royalties received on PowerHelp, which is sold via a distributor, was $99,000 in the first six months of 1999 compared to $104,000 in the six months ended June 30, 1998.

Services and maintenance revenues increased 7% to $11,307,000 in the first six months of 1999 from $10,604,000 in the six months of 1998. The increase primarily relates to service and maintenance revenues from ServiceAlliance, which increased $1,287,000 to $1,558,000 from $271,000 in the first six months of 1998. Service and maintenance revenues from DISPATCH-1 decreased 4% to $9,695,000 in the first six months of 1999 from $10,149,000 in the first six months of 1998. In addition, service and maintenance revenue from PowerHelp was $54,000 in the first six months of 1999 compared to $184,000 in the first six months of 1998.

In the first six months of 1999, the Company had two customers that each accounted for 12% of total revenues. In the first six months of 1998, the same two customers accounted for 10% and 14% of total revenues, respectively.

Costs of Revenues
-----------------

Cost of software license fees increased 43% to $1,228,000 in the first six months of 1999 from $861,000 in the first six months of 1998. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $736,000 and $467,000 in the first six months of 1999 and 1998, respectively. The increase in the cost of software license fees represents increased third party software costs attributable to the mix of products sold in conjunction with the company's products in the first six months of 1999 and an increase in capitalized software amortization. The software licenses gross margin percentage was 72% in the first six months of 1999 compared to 70% in the first six months of 1998. This increase in gross margin was attributable to increased license fee revenue.

Cost of services and maintenance increased 8% to $8,869,000 in the first six months of 1999 from $8,204,000 in the first six months of 1998. The services and maintenance gross margin percentage was 22% in the first six months of 1999 compared to 23% in the first six months of 1998. The decrease in services and maintenance gross margin was primarily due to non-billable services and maintenance relating to the start up costs associated with ServiceAlliance, the Company's newest product offering, and due to lower than planned utilization for DISPATCH-1 service professionals in the first quarter of 1999.

Product Development
-------------------

Product development expense increased 6% to $2,623,000 in the first six months of 1999 from $2,478,000 in the first six months of 1998. Product development as a percentage of revenues decreased to 17% in the first six months of 1999 from 18% in the first six months of 1998.

Sales and Marketing
-------------------

Sales and marketing expense increased 25% to $4,322,000 in the first six months of 1999 from $3,470,000 in the first six months of 1998. This increase resulted from the Company's continued effort to increase market share and expand its presence through both direct and indirect channels. As a percentage of revenues, sales and marketing expenses increased to 28% from 26% in the first six months of 1998.

General and Administrative
--------------------------

General and administrative expense decreased 30% to $1,912,000 in the first six months of 1999 from $2,748,000 in the first six months of 1998. The decrease primarily relates to the Company's ongoing cost containment efforts.

Net Interest Income
-------------------

Net interest income increased $1,073,000 to $1,092,000 in the first six months of 1999 from $19,000 in the first six months of 1998. This increase is attributable to the interest earned on the proceeds from the sales of Bendata and Abalon.

International Operations
------------------------

Total revenue from the Company's international operations grew by $216,000, or 5%, to $4,558,000 in first six months of 1999 from $4,342,000 in the same six months of 1998. The increase in revenue from international operations was primarily attributable to the introduction of ServiceAlliance in the third quarter of 1997, offset by reductions in DISPATCH-1 and PowerHelp due to decreasing demand. International operations resulted in a $598,000 loss for the six months ended June 30, 1999 as compared to a loss of $554,000 for the six months ended June 30, 1998.

Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities was $3,100,000 for the six months ended June 30, 1999 compared to $3,352,000 for the six months ended June 30, 1998. This decrease in cash used was primarily attributable to a reduced net loss offset by reduced collections of accounts receivable.

The Company's investing activities used $3,605,000 of cash in the first six months of 1999 compared to $1,365,000 in the first six months of 1998. The increase in cash used was primarily attributable to increased purchases of investments available for sale.

The Company provided $29,000 from financing activities during the six months ended June 30, 1999 compared to $238,000 in the first six months of 1998. This decrease is due to increased payments of long-term debt as well as a decrease in line of credit borrowings. This is offset by increased proceeds from the exercise of stock options and employee stock purchase plan

At June 30, 1999, the Company had a working capital ratio of 6:1, with cash and investments available for sale of $33,083,000. In July 1999, the Company received $1,732,000 of the notes and escrow receivables. In September 1999, the Company expects to receive $6,400,000, the remainder of the notes receivable less approximately $275,000 withheld for items indemnified in the purchase agreement which is included in accrued expenses at June 30, 1999. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the foreseeable future. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

Risk Associated with the Year 2000
----------------------------------

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

         The Company's Software. The Company continues to review and test its existing product offerings to ensure that these offerings are adequately able to address the issues expected to arise in connection with the upcoming change in the century. The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own products and information systems. ServiceAlliance and certain later recent releases of DISPATCH-1 (versions 8.0, 6.0j and 6.2g) are designed to accurately calculate, compare and sequence date and time data between the twentieth and twenty-first centuries. The Company has implemented plans and announced timetables for modifying or phasing out the remainder of its products (older versions of DISPATCH-1) that are not currently able to calculate, compare and sequence all date and time data between the twentieth and twenty-first centuries. The Company regularly provides its customers with current information on the status of these development and support efforts. There can be no assurance, however, that the Company will successfully complete this development in the published timeframes. In addition, the Company has not fully determined the extent to which the Company's products may be impacted by third parties' systems, which may not be Year 2000 compliant. Failure by the Company to successfully modify or phase out its older systems that are not year 2000 compliant within the published timeframes could have a material, adverse effect on the Company's operations and financial condition.

         Other Software and Hardware. Non-information technology systems that use embedded technology, such as microcontrollers, may also face Year 2000 risks. The Company believes, however, that it does not have a material Year 2000 risk related to non-information technology systems, and the Company is currently reviewing these systems. In addition, the Company conducted an analysis to determine the extent to which its major vendors' systems (insofar as they relate to the Company's business) are subject to the Year 2000 risk. All major vendors have been reviewed and are compliant. While the Company has made efforts to seek reassurance from its suppliers, there can be no assurance that the systems of other companies with which the Company deals or on which the Company's systems rely will be timely converted, or that any such failure to convert by another company could not have an adverse effect on the Company. The Company also faces potential loss of revenue from customers who may have Year 2000 problems in their own businesses. Currently, the Company is unable to predict how and to what extent its operations may be affected by Year 2000 issues at its customers; however, Year 2000 issues at a significant customer could have a material adverse effect on the Company.

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

         Legal Liabilities. The law regarding liability for Year 2000 problems is evolving rapidly. The Company limits its contractual warrantees on Year 2000 compliance to objective performance standards that the Company has tested, and the Company makes no warrantees for nonconformance if the Company's software products are combined with other software or data that are not conducive to accurately calculating, comparing or sequencing date and time data between the twentieth and twenty-first centuries. Nonetheless, there can be no assurance that some of the Company's customers will not assert legal claims against the Company based on Year 2000 theories of liability. While the Company believes that such claims would be precluded by its contracts, if such a claim were upheld in court, the resulting expense to the Company and diversion of management and development time could have a material, adverse effect on the Company's operations and financial condition.

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

 . The Company's future success will depend in part on its ability to increase licenses of ServiceAlliance and other new product offerings, and to develop new products and product enhancements to complement its existing field service offerings.

 .  The Customer Management Solutions (CMS) market is intensely competitive.

 . International sales for the Company's products and services, and the Company's expenses related to these sales, continue to be a substantial component of the Company's operations. International sales are subject to a variety of risks, including difficulties in establishing and managing international operations and in translating products into foreign languages.

 . The market price of the common stock could be subject to significant fluctuations in response to, and may be adversely affected by, variations in quarterly operating results, developments in the software industry, adverse earnings or other financial announcements of the Company's customers and general stock market conditions, as well as other factors.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------

         Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 1999, the Company's investments consisted of U.S. government agencies securities, commercial paper and corporate bonds. The Company does not expect any material loss with respect to its investment portfolio.

         Foreign Currency Risk. The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are denominated in foreign currency. The Company does not expect any material loss with respect to foreign currency risk.

PART II - OTHER INFORMATION
---------------------------

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

There have been no changes in securities during the quarter ended June 30, 1999.

Item 3.      Defaults Upon Senior Securities
--------------------------------------------

There have been no defaults by the Company on any Senior Securities during the quarter ended June 30, 1999.

Item 4.      Submission of Matters to a Vote of Security Holders
----------------------------------------------------------------

At the Annual Meeting of Stockholders held on May 13, 1999, pursuant to the Notice of Annual Meeting of Stockholders dated April 9, 1999, the following actions were taken:

1. The proposal to elect the following nominees as directors, to hold office until the 2000 Annual Meeting of Stockholders and until their successors are elected and qualified, was approved:

Nominee                    Votes For           Votes Withheld       Abstained
----------------------     ---------------     -----------------    ------------
Zack B. Bergreen           12,858,827          101,597              -
Barry M. Goldsmith         12,925,853          34,571               -
Henry H. Greer             12,922,753          37,671               -
Charles D. LaMotta         12,921,653          38,771               -
Bruce R. Rusch             12,923,753          36,671               -

2. The proposal to appoint Arthur Andersen LLP as independent auditors for the Company for the fiscal year ending December 31, 1999 was approved (12,906,753 shares in favor; 45,838 shares against; and 7,600 shares abstaining).

No other matters were submitted to a vote of the Company's stockholders during the second quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

Item 5.      Other Information
------------------------------

None.

Item 6.      Exhibits and Reports on Form 8-K
---------------------------------------------
(A)      Exhibits

         (10.1)     Employment offer letter to Bruce R. Rusch
           (27)     Financial Data Schedule

(B)      Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of August 1999.

                                  ASTEA INTERNATIONAL INC.


                                  By: /s/Bruce R. Rusch
                                      -----------------
                                      Bruce R. Rusch
                                      Chief Executive Officer
                                      (Principal Executive Officer)

                                  By: /s/John G. Phillips
                                      -------------------
                                      John G. Phillips
                                      Vice President and Chief Financial Officer
                                      (Principal Financial and Chief
                                      Accounting Officer)