Form 10-Q
period 1999-09-30
ASTEA INTERNATIONAL INC
filed 1999-11-12
CIK 945989

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  ___________________________________________

                                   FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          September 30, 1999
                               -------------------------------------

                                       or

[ ]Transition Report Pursuant to Section 13 or 15(d) of The Securities
   Exchange Act of 1934.

For the transition period from _______ to _______

                        Commission File Number: 0-26330
                                                -------

                            ASTEA INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                        23-2119058
         --------------------------------      -------------------
          (State or other jurisdiction of      (I.R.S. Employer
         incorporation or organization)        Identification No.)

       455 Business Center Drive, Horsham,  PA            19044
       ----------------------------------------         ----------
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


As of November 09, 1999, 13,996,017 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

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

Exhibit 10.1 Loan and Security Agreement by and between Astea International Inc. and Silicon Valley Bank

Exhibit 27      Financial Data Schedule

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------



                            ASTEA INTERNATIONAL INC.
                            ------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)

                                                                               SEPTEMBER 30,            December 31,
                                                                                    1999                    1998
                                                                           ----------------------  ----------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                          $15,438,000             $14,291,000
  Investments available for sale                                                      25,609,000              22,603,000
  Notes and escrow receivable                                                                  -               9,407,000
  Receivables, net of reserves of $838,000 and $768,000                               10,763,000               9,347,000
  Prepaid expenses and other                                                           1,898,000               2,097,000
  Deferred income taxes                                                                1,462,000               1,462,000
                                                                         -----------------------------------------------
          Total current assets                                                        55,170,000              59,207,000

Property and equipment, net                                                            1,120,000               1,469,000
Capitalized software development costs, net                                            2,434,000               2,937,000
                                                                         -----------------------------------------------
          Total assets                                                               $58,724,000             $63,613,000
                                                                         ===============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                  $   198,000             $   887,000
  Accounts payable and accrued expenses                                                5,603,000               8,673,000
  Deferred revenues                                                                    3,786,000               4,105,000
                                                                         -----------------------------------------------
          Total current liabilities                                                    9,587,000              13,665,000

  Deferred income taxes                                                                  463,000                 463,000

  Long-term debt                                                                         317,000                 468,000

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued                                                                   -                       -
   Common stock, $.01 par value, 25,000,000 shares
     authorized, 13,995,000 and 13,540,000 issued and
      outstanding                                                                        140,000                 135,000
   Additional paid-in capital                                                         52,067,000              51,098,000
   Deferred compensation                                                                 (49,000)                (29,000)
   Cumulative currency translation adjustment                                           (659,000)               (836,000)
   Accumulated deficit                                                                (3,142,000)             (1,351,000)
                                                                         -----------------------------------------------
          Total stockholders' equity                                                  48,357,000              49,017,000
                                                                         -----------------------------------------------
          Total liabilities and stockholders' equity                                 $58,724,000             $63,613,000
                                                                         ===============================================



                                 The accompanying notes are an integral part of these statements.

                            ASTEA INTERNATIONAL INC.
                            ------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)


                                                    Three Months                  Nine Months
                                                 Ended September 30,          Ended September  30,
                                           ----------------------------------------------------------

                                                 1999          1998           1999           1998
                                             ------------  -------------  -------------  -------------
Revenues:
       Software license fees                 $ 2,618,000    $   854,000    $ 6,938,000    $ 3,708,000
        Services and maintenance               5,537,000      5,970,000     16,844,000     16,574,000
                                           ----------------------------------------------------------
        Total revenues                         8,155,000      6,824,000     23,782,000     20,282,000
                                           ----------------------------------------------------------
Costs and expenses:
        Cost of software license fees            459,000        559,000      1,687,000      1,420,000
        Cost of services and maintenance       4,301,000      4,593,000     13,170,000     12,797,000
        Product development                    1,070,000      1,803,000      3,693,000      4,281,000
        Sales and marketing                    1,865,000      1,996,000      6,187,000      5,466,000
 General and administrative                      903,000      1,215,000      2,815,000      3,963,000
        Restructuring charge (Note 3)                  -              -              -       (800,000)
                                           ----------------------------------------------------------
        Total costs and expenses               8,598,000     10,166,000     27,552,000     27,127,000
                                           ----------------------------------------------------------
Loss from continuing operations before          (443,000)    (3,342,000)    (3,770,000)    (6,845,000)
 interest and taxes
Net interest income                              511,000        101,000      1,603,000        120,000
                                           ----------------------------------------------------------
Income (loss) from continuing operations          68,000     (3,241,000)    (2,167,000)    (6,725,000)
 before income tax
Income tax benefit                                     -              -       (376,000)      (432,000)
                                           ----------------------------------------------------------
Income (loss) from continuing operations          68,000     (3,241,000)    (1,791,000)    (6,293,000)
Gain on disposal of discontinued                       -     33,902,000              -     33,902,000
 operations, net of taxes                              -       (274,000)                   (1,150,000)
Loss from discontinued operations, net of
 taxes
                                           ----------------------------------------------------------
Net income (loss)                            $    68,000    $30,387,000    $(1,791,000)   $26,459,000
                                           ----------------------------------------------------------
Basic and diluted net earnings (loss) per
 share:
       Continuing operations                 $         -    $     (0.24)        $(0.13)   $     (0.47)
       Gain on sale of discontinued
        operations                                     -           2.51              -           2.53
       Discontinued operations                         -          (0.02)             -          (0.09)
                                           ----------------------------------------------------------
       Net income (loss)                     $         -    $      2.25         $(0.13)   $      1.97
                                           ==========================================================
Shares used in computing basic earnings
 (loss) per share                             13,944,000     13,535,000     13,856,000     13,457,000
Shares used in computing diluted earnings
 (loss) per share                             14,442,000     13,535,000     13,856,000     13,457,000
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

                            ASTEA INTERNATIONAL INC.
                            ------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (UNAUDITED)

                                                                                             FOR THE NINE MONTHS
                                                                                             ENDED SEPTEMBER 30,
                                                                                 -----------------------------------------
                                                                                          1999                 1998
                                                                                 -----------------------------------------

Cash flows from operating activities:
   Net income (loss)                                                                      $(1,791,000)        $ 26,459,000
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
           Gain on sale of discontinued business                                                    -          (33,902,000)
           Depreciation and amortization                                                    1,889,000            1,786,000
           Other                                                                               16,000             (433,000)
        Changes in operating assets and liabilities:
            Receivables                                                                    (1,315,000)           1,177,000
            Prepaid expenses and other                                                        204,000             (167,000)
            Accounts payable and accrued expenses                                          (2,883,000)          (2,248,000)
            Deferred revenues                                                                (318,000)             463,000
            Deferred income taxes                                                                   -              342,000
                                                                                 -----------------------------------------
   Net cash used in operating activities of continuing operations                          (4,198,000)          (6,523,000)
   Net cash used in discontinued operations                                                         -             (825,000)
                                                                                 -----------------------------------------
   Net cash used in operating activities                                                   (4,198,000)          (7,348,000)
                                                                                 -----------------------------------------

Cash flows from investing activities:
           Purchases of  investments available for sale                                    (3,006,000)         (15,082,000)
           Purchases of property and equipment                                               (437,000)            (659,000)
           Proceeds from sale of discontinued operations                                    9,276,000           34,078,000
           Capitalized software development costs                                            (600,000)            (600,000)
                                                                                 -----------------------------------------
   Net cash provided by investing activities                                                5,233,000           17,737,000
                                                                                 -----------------------------------------

Cash flows from financing activities:
          Proceeds from exercise of stock options and employee stock purchase                 921,000              136,000
           plan
          Net repayments of long-term debt                                                   (840,000)            (835,000)
                                                                                 -----------------------------------------
   Net cash provided by (used in)  financing activities                                        81,000             (699,000)
                                                                                 -----------------------------------------
   Effect of exchange rate changes on cash and cash equivalents                                31,000                7,000
                                                                                 -----------------------------------------

   Net increase in cash and cash equivalents                                                1,147,000            9,683,000
   Cash and cash equivalents balance, beginning of period                                  14,291,000            6,396,000
                                                                                 -----------------------------------------
   Cash and cash equivalents balance, end of period                                      $ 15,438,000         $ 16,079,000
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

-------------------------------------------------------

                            ASTEA INTERNATIONAL INC.
                            ------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------



1. BASIS OF PRESENTATION
   ---------------------

The consolidated financial statements at September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 of Astea International Inc. and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's 1998 Annual Report on Form 10-K which are hereby incorporated by reference in this quarterly report on Form 10-Q.

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

Losses from the discontinued operations of Bendata and Abalon in the accompanying consolidated statements of operations were:

                                            Three Months                       Nine Months
                                     Ended September 30, 1998            Ended September 30, 1998
                                     ------------------------            ------------------------
Revenues                                     $  2,113,000                   $  16,824,000
                                             ------------                   -------------
Loss before income taxes                         (274,000)                       (718,000)

Income taxes                                            0                         432,000
                                             ------------                   -------------
Net loss                                     $   (274,000)                  $  (1,150,000)
                                             ------------                   -------------

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

4.   STOCKHOLDERS' EQUITY/COMPREHENSIVE INCOME (LOSS)
     -------------------------------------------------
The reconciliation of Stockholders' Equity and comprehensive loss from December 31, 1998 to September 30, 1999 is summarized as follows:

                                                                       Cumulative
                                          Additional                    Currency
                                 Common     Paid-In      Deferred     Translation   Accumulated   Comprehensive
                                 Stock      Capital    Compensation    Adjustment     Deficit     Income (Loss)
                                 ------   ----------   ------------   -----------   -----------   -------------

Balance at December 31, 1998    $135,000  $51,098,000   $(29,000)      $(836,000)  $(1,351,000)    $34,060,000
Grant of stock options below
   fair market value                   -       61,000    (61,000)              -             -               -
Amortization of deferred
   compensation                        -      (24,000)    24,000               -             -               -
Cancellation of stock options          -            -     17,000               -             -               -
Exercise of options                5,000      932,000          -               -             -               -
Cumulative currency
   translation adjustment              -            -          -         177,000             -         177,000
Net Loss                               -            -          -               -    (1,791,000)     (1,791,000)
                                ------------------------------------------------------------------------------
Balance at September 30, 1999   $140,000  $52,067,000   $(49,000)      $(659,000)  $(3,142,000)    $32,446,000
                                ==============================================================================

5.  MAJOR CUSTOMERS
    ---------------

In the third quarter of 1999, the Company had one customer that accounted for 37% of total revenues. In the third quarter 1998, the same customer accounted for 16% of total revenues and another customer accounted for 13% of total revenues. For the first nine months of 1999, two customers accounted for 21% and 11% of total revenues. In the first nine months 1998, the same two customers accounted for 16% and 11% of total revenues, respectively.

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

The Company develops, markets and supports front-office solutions for the Customer Relationship Management (CRM) software market. Astea's client/server and host-based applications are designed specifically for organizations for which field service and customer support are considered mission critical aspects of business operations. The Company maintains operations in the United States, Canada, Australia, New Zealand, the Netherlands, France, the United Kingdom, Japan and Israel.

Results of Operations
---------------------

Comparison of Three Months Ended September 30, 1999 and 1998
------------------------------------------------------------

Continuing Operations
---------------------

Revenues
--------

Revenues increased $1,331,000, or 20%, to $8,155,000 for the three months ended September 30, 1999 from $6,824,000 for the three months ended September 30, 1998. Software license fee revenues increased $1,764,000, or 207%, from the same period last year. Services and maintenance revenues for the three months ended September 30, 1999 amounted to $5,537,000, a 7% decrease from the same quarter in 1998.

The Company's international operations contributed $1,863,000 of revenues in the third quarter of 1999 compared to $2,142,000 in the third quarter of 1998. This represents a 13% decrease from the same period last year and 23% of total revenues in the third quarter 1999.

Software license fee revenues increased 207% to $2,618,000 in the third quarter of 1999 from $854,000 in the third quarter of 1998. The increase in license revenue was principally attributable to the sale of $1,848,000 of DISPATCH-1 source code. DISPATCH-1 license fee revenue increased $1,568,000, or 385%, from $407,000 in the third quarter of 1998 to $1,975,000 in the third quarter of 1999. DISPATCH-1 accounted for 75% of total software license fee revenues in the third quarter of 1999 compared to 48% of total license fee revenues in the third quarter of 1998. The increase is also partially attributable to the continued market acceptance of ServiceAlliance. ServiceAlliance license revenues increased $189,000 or 43%, to $625,000 in the third quarter of 1999 from $436,000 in the third quarter of 1998. In addition, software license fee revenues from royalties received on PowerHelp, which is sold via a distributor, were $18,000 in the third quarter of 1999 compared to $11,000 in the quarter ended September 30, 1998.

Services and maintenance revenues decreased 7% to $5,537,000 in the third quarter of 1999 from $5,970,000 in the third quarter of 1998. The increase relates to a decrease in service and maintenance revenues from DISPATCH-1 partially offset by an increase in service and maintenance revenues from ServiceAlliance. Services and maintenance revenues from ServiceAlliance increased $739,000 to $1,092,000 from $353,000 in the third quarter of 1998. Service and maintenance revenues from DISPATCH-1 decreased 20% to $4,438,000 in the third quarter of 1999 from $5,568,000 in the third quarter of 1998. In addition, service and maintenance revenue from PowerHelp was $7,000 in the third quarter of 1999 compared to $49,000 in the third quarter of 1998.

In the third quarter of 1999, the Company had one customer that accounted for 37% of total revenues. In the third quarter 1998, the same customer accounted for 16% and another customer accounted for 13% of total revenues.

Costs of Revenues
-----------------

Cost of software license fees decreased 18% to $459,000 in the third quarter of 1999 from $559,000 in the third quarter of 1998. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $368,000 and $321,000 in the third quarters of 1999 and 1998, respectively. The decrease in the cost of software license fees represents decreased third party software costs attributable to the mix of products sold in conjunction with the company's products in the third quarter of 1999 offset by an increase in capitalized software amortization. The software licenses gross margin percentage was 82% in the third quarter of 1999 compared to 35% in the third quarter of 1998. This increase in gross margin was attributable to increased license fee revenues.

Cost of services and maintenance decreased 6% to $4,301,000 in the third quarter of 1999 from $4,593,000 in the third quarter of 1998. The decrease in cost of services and maintenance is primarily attributed to reduced third party consultant costs. The services and maintenance gross margin percentage was 22% in the third quarter of 1999 compared to 23% in the third quarter of 1998. The decrease in gross margin is primarily due to a lower utilization of service professionals.

Product Development
-------------------

Product development expense decreased 41% to $1,070,000 in the third quarter of 1999 from $1,803,000 in the third quarter of 1998. The decrease in product development expenses is primarily attributable to reduced third party consultant costs and fewer DISPATCH-1 development personnel. Product development as a percentage of revenues decreased to 13% in the third quarter of 1999 from 26% in the third quarter of 1998 due to increased revenue and decreased development expense in the third quarter of 1999.

Sales and Marketing
-------------------

Sales and marketing expense decreased 7% to $1,865,000 in the third quarter of 1999 from $1,996,000 in the third quarter of 1998. As a percentage of revenues, sales and marketing expenses decreased to 23% from 29% in the third quarter of 1998.

General and Administrative
--------------------------

General and administrative expenses decreased 26% to $903,000 in the third quarter of 1999 from $1,215,000 in the third quarter of 1998. The decrease primarily relates to the Company's ongoing cost containment efforts.

Net Interest Income
-------------------

Net interest income increased $410,000 to $511,000 in the third quarter of 1999 from an interest income amount of $101,000 in the third quarter of 1998. The increase of interest income is attributable to the interest earned on the proceeds from the sales of Bendata in September 1998 and Abalon in December 1998.

International Operations
------------------------

Total revenue from the Company's international operations decreased by $279,000, or 13%, to $1,863,000 in third quarter of 1999 from $2,142,000 in the same quarter in 1998. The decrease in revenue from international operations was primarily attributable to the decrease in licenses purchased in Europe and a decrease of DISPATCH-1 service revenue in the Pacific rim during 1999. International operations resulted in $382,000 net loss for the third quarter ended September 30, 1999 compared to a net loss of $592,000 in the same quarter in 1998.

Comparison of Nine Months Ended September 30, 1999 and 1998
-----------------------------------------------------------

Continuing Operations
---------------------

Revenues
--------

Revenues increased $3,500,000, or 17%, to $23,782,000 for the nine months ended September 30, 1999 from $20,282,000 for the nine months ended September 30, 1998. Software license fee revenues increased $3,230,000, or 87%, from the same period last year. Services and maintenance fees for the nine months ended September 30, 1999 amounted to $16,844,000, a 2% increase from the same nine months in 1998.

The Company's international operations contributed $6,421,000 of revenues in the first nine months of 1999 compared to $6,484,000 in the first nine months of 1998. This represents a 1% decrease from the same period last year and 27% of total revenues in the first nine months of 1999.

Software license fee revenues increased 87% to $6,938,000 in the first nine months of 1999 from $3,708,000 in the first nine months of 1998. The increase is attributable to the continued market acceptance of ServiceAlliance. ServiceAlliance license revenues increased $1,906,000, or 218%, to $2,782,000 in the first nine months of 1999 from $876,000 in the first nine months of 1998. The increase is also attributable to an increase in DISPATCH-1 license fee revenue, which increased $1,322,000 or 49% from $2,717,000 in the first nine months of 1998 to $4,039,000 in the first nine months of 1999. The increase in DISPATCH-1 license revenue was principally attributable to the sale of $1,848,000 of DISPATCH-1 source code in September 1999. DISPATCH-1 accounted for 58% of total software license fee revenues in the first nine months of 1999 compared to 73% of total license fee revenues in the first nine months of 1998. In addition, software license fee revenues from royalties received on PowerHelp, which is sold via a distributor, was $117,000 in the first nine months of 1999 compared to $115,000 in the nine months ended September 30, 1998.

Services and maintenance revenues increased 2% to $16,844,000 in the first nine months of 1999 from $16,574,000 in the nine months of 1998. The increase primarily relates to service and maintenance revenues from ServiceAlliance, which increased $2,065,000 to $2,689,000 from $624,000 in the first nine months of 1998. Service and maintenance revenues from DISPATCH-1 decreased 10% to $14,097,000 in the first nine months of 1999 from $15,717,000 in the first nine months of 1998. In addition, service and maintenance revenue from PowerHelp was $58,000 in the first nine months of 1999 compared to $233,000 in the first nine months of 1998.

In the first nine months of 1999, the Company had two customers that accounted for 21% and 11% of total revenues. In the first nine months of 1998, the same two customers accounted for 16% and 11% of total revenues, respectively.

Costs of Revenues
-----------------

Cost of software license fees increased 19% to $1,687,000 in the first nine months of 1999 from $1,420,000 in the first nine months of 1998. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $1,104,000 and $788,000 in the first nine months of 1999 and 1998, respectively. The increase in the cost of software license fees represents the increase in capitalized software amortization off set by a decrease in third party software costs attributable to the mix of products sold in conjunction with the company's products in the first nine months of 1999. The software license gross margin percentage was 76% in the first nine months of 1999 compared to 62% in the first nine months of 1998. This increase in gross margin was attributable to increased license fee revenue.

Cost of services and maintenance increased 3% to $13,170,000 in the first nine months of 1999 from $12,797,000 in the first nine months of 1998. The services and maintenance gross margin percentage was 22% in the first nine months of 1999 compared to 23% in the first nine months of 1998. The decrease in services and maintenance gross margin was primarily due to non-billable services and maintenance relating to the start up costs associated with ServiceAlliance, the Company's newest product offering, and due to lower than planned utilization for DISPATCH-1 service professionals in the first quarter of 1999.

Product Development
-------------------

Product development expense decreased 14% to $3,693,000 in the first nine months of 1999 from $4,281,000 in the first nine months of 1998. The decrease in product development expense is primarily attributable to reduced third party consultant costs. Product development as a percentage of revenues decreased to 16% in the first nine months of 1999 from 21% in the first nine months of 1998.

Sales and Marketing
-------------------

Sales and marketing expense increased 13% to $6,187,000 in the first nine months of 1999 from $5,466,000 in the first nine months of 1998. This increase resulted from the Company's continued effort to increase market share and expand its presence through both direct and indirect channels. As a percentage of revenues, sales and marketing expenses decreased to 26% from 27% in the first nine months of 1998.

General and Administrative
--------------------------

General and administrative expense decreased 29% to $2,815,000 in the first nine months of 1999 from $3,963,000 in the first nine months of 1998. The decrease primarily relates to the Company's ongoing cost containment efforts.

Restructuring Charge
--------------------

During the first quarter of 1997, the Company recorded a restructuring charge of $5,328,000 for actions aimed at reducing costs and consolidating its development activities. Since the restructuring was announced, the Company aggressively continued to close and consolidate excess capacity. During the second quarter of 1998, the Company, based upon then current facts, evaluated its restructuring accrual and determined that $800,000 was not needed and, accordingly, the accrual was adjusted. This excess is related to lower than expected office-closing costs.

Net Interest Income
-------------------

Net interest income increased $1,483,000 to $1,603,000 in the first nine months of 1999 from $120,000 in the first nine months of 1998. This increase is attributable to the interest earned on the proceeds from the sales of Bendata in September 1998 and Abalon in December 1998.

International Operations
------------------------

Total revenue from the Company's international operations declined by $63,000, or 1%, to $6,421,000 in the first nine months of 1999 from $6,484,000 in the same nine months of 1998. The decrease in revenue from international operations represents a decrease in revenue from the DISPATCH-1 product offset by an increase in revenue from the ServiceAlliance product. International operations resulted in a $1,366,000 loss for the nine months ended September 30, 1999 as compared to a loss of $1,146,000 for the nine months ended September 30, 1998.

Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities was $4,198,000 for the nine months ended September 30, 1999 compared to $7,348,000 for the nine months ended September 30, 1998. This decrease in cash used was primarily attributable to a reduced overall net loss offset by reduced collections of accounts receivable.

The Company's investing activities provided $5,233,000 of cash in the first nine months of 1999 compared to $17,737,000 in the first nine months of 1998. The decrease in cash provided by investing activities was primarily attributable to reduced proceeds from the 1998 sales of discontinued operations offset by decreased purchases of investments available for sale.

The Company provided $81,000 from financing activities during the nine months ended September 30, 1999 compared to the use of $699,000 in the first nine months of 1998. This increase is due to increased proceeds from the exercise of stock options and employee stock purchase plan.

The Company maintains a line of credit with a maximum borrowing availability of $5,000,000. The line of credit bears interest at the lending bank's prime rate. Borrowings under the line of credit are secured by the Company's assets. The line expires on September 29, 2000.

At September 30, 1999, the Company had a working capital ratio of 5.8, with cash and investments available for sale of $41,047,000. In September 1999, the company received $9,276,000 of notes and escrows receivable from the 1998 divestitures of Abalon and Bendata. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the foreseeable future. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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

         Costs and Contingency Plans. Based on in-house compliance testing performed during 1999, the Company believes its third-party vendors are Year 2000 compliant and does not feel a contingency plan is necessary to address third-party Year 2000 risks. Costs related to Year 2000 remediation at the Company have been and are expected to be immaterial, since the Company's systems have been and will be upgraded on a normal replacement schedule with only immaterial purchases of hardware and software and opportunity costs of Company personnel to ensure that new systems and those of third parties are Year 2000 compliant. The Company estimates that the expenses and capital expenditures associated with achieving Year 2000 compliance will approximate $100,000. Funding for these costs will come from cash flows from operations. The Company has not deferred any significant system projects due to its Year 2000 efforts.

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

 .    The Customer Relationship Management (CRM) software market is intensely competitive.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------

         Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 1999, the Company's investments consisted of U.S. government agencies securities, commercial paper and corporate bonds. The Company does not expect any material loss with respect to its investment portfolio.

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

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

There have been no changes in securities during the quarter ended September 30, 1999.

Item 3. Defaults Upon Senior Securities
---------------------------------------

There have been no defaults by the Company on any Senior Securities during the quarter ended September 30, 1999.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Company's stockholders during the third quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.


Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(A)     Exhibits

        (10.1) Loan and Security Agreement by and between Astea International Inc. and Silicon Valley Bank

        (27)     Financial Data Schedule

(B)      Reports on Form 8-K

         None.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of November 1999.

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