Form 10-K
period 1999-12-31
ASTEA INTERNATIONAL INC
filed 2000-03-29
CIK 945989

==============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         ____________________________

                                   FORM 10-K
(Mark One)
 [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
 For The Fiscal Year Ended: December 31, 1999
                                      or

[_]   Transition Report Pursuant to Section 13 or 15(d) of The Securities
Exchange Act of 1934.
For the transition period from _________ to _________

                        Commission File Number: 0-26330
                                                -------
                           ASTEA INTERNATIONAL INC.
            (Exact name of registrant as specified in its charter)

                        Delaware                                 23-2119058
            ---------------------------------               --------------------
             (State or other jurisdiction of                 (I.R.S. Employer
              incorporation or organization)                Identification No.)

    455 Business Center Drive, Horsham, Pennsylvania               19044
    ------------------------------------------------             ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 20, 2000 (based on the closing price of $4.875 as quoted by Nasdaq National Market as of such date) was approximately $36,328,261.

As of March 20, 2000, 14,251,948 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2000 are incorporated by reference into Part III of this Annual Report on Form 10-K.
================================================================================

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
                  PART I

Item 1.           Business                                                               3
Item 2.           Properties                                                            15
Item 3.           Legal Proceedings                                                     16
Item 4.           Submission of Matters to a Vote of Security Holders                   16

                  PART II

Item 5.           Market for Registrant's Common Equity and Related                     17
                  Stockholder Matters
Item 6.           Selected Financial Data                                               18
Item 7.           Management's Discussion and Analysis of Financial                     20
                  Condition and Results of Operations
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk            26
Item 8.           Financial Statements and Supplementary Data                           27
Item 9.           Changes in and Disagreements with Accountants on                      49
                  Accounting and Financial Disclosure

                  PART III

Item 10.          Directors and Officers of the Registrant                              49
Item 11.          Executive Compensation                                                49
Item 12.          Security Ownership of Certain Beneficial Owners and                   49
                  Management
Item 13.          Certain Relationships and Related Transactions                        49

                  PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports                  50
                  on Form 8-K

                  Signature Page                                                        53

                                    PART I

Item 1.           Business.

General

         Astea International Inc. ("Astea" or the "Company") develops, markets and supports front-office solutions for the Customer Relationship Management ("CRM") software market. Astea's applications are designed specifically for organizations which are service centric-i.e.- field service and customer support are considered mission critical aspects of business operations. The Company's solutions have demonstrated quantifiable cost efficiency and service improvements in large enterprise environments that require sophisticated management of inventory, field and customer support resources. The Company's principal product offerings-ServiceAlliance(R) and DISPATCH-1(R) deliver powerful functionality that enables organizations with a high degree of field service and customer support requirements to improve customer satisfaction, build customer loyalty, and increase the profitability of customer service by increasing revenue opportunities while diminishing costs. Astea's software has been licensed to approximately 450 companies worldwide, distributed across a variety of industries, including telecommunications, information technology, healthcare, process and control technologies, and white goods. Astea expects that sales of licenses and services related to DISPATCH-1 will be made only to current customers and marketing efforts for that product are limited to the current customer base. The Company's external sales and marketing efforts, therefore, focus solely on ServiceAlliance.

         ServiceAlliance, the Company's newest software solution, draws on the best practices and functionality of DISPATCH-1, one of the field service industry's leading customer service applications. First introduced in 1997, ServiceAlliance is a Year 2000 compliant, client/server application designed to leverage the rapid technology advances that continue to characterize the software industry. With ServiceAlliance, the Company reformulated the complex and powerful functionality of its original DISPATCH-1 product into an intuitive, configurable, modular and open software design. The result is a tightly integrated, highly configurable software solution that can be implemented more quickly and at lower cost than DISPATCH-1, and it is able to interface more easily with other key business systems. This combination is key to ServiceAlliance's ability to deliver a faster overall return on investment to Astea's customers. Accordingly, ServiceAlliance has a broader market appeal, since it cost effectively delivers to organizations of any size the functionality and capabilities once affordable only to Fortune 500 companies. In December 1999, the Company also introduced SalesAlliance(TM) a software solution which integrates with Service Alliance and is designed to automate the sales process for businesses that sell services.

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

         The Company markets its products both domestically and internationally through offices in the United States and overseas, as well as through resellers and system integrators. Internationally, the company maintains offices in the United Kingdom, the Netherlands, France, Japan, Australia, New Zealand, and Israel. Distributor agreements help to extend the Company's sales, marketing, and support presence to Japan, Taiwan, South Africa, India, Hong Kong and Malaysia. In 1999, the Company entered into distributor agreements to serve Korea and Thailand. In addition, The Company entered strategic partnerships with Sage Software, Inc. ("Sage") and Template Software, Inc. ("Template"), both targeted at standardizing ServiceAlliance's capabilities to integrate with other software applications, thereby reducing the cost of integrating ServiceAlliance. The partnership with Sage links ServiceAlliance with Sage's leading middle-market financial products, Acuity(R) and MAS 90(R). Packaged ServiceAlliance/Acuity and ServiceAlliance/MAS 90 solutions can now be offered by Sage's network of over 4,000 resellers and Astea's direct sales channel. The partnership with Template, a leader in enterprise application integration (EAI) technology, is designed to accelerate development of solutions that cost-effectively integrate ServiceAlliance with financial, ERP and MRP systems, including products from companies such as SAP AG ("SAP") and Oracle Systems Corp. ("Oracle").

         During 1998, the Company sold its Bendata, Inc. ("Bendata") and Abalon AB ("Abalon") subsidiaries. Unless otherwise indicated, the descriptions herein of the Company and its business and financial condition excludes Bendata, Abalon and their products. See Note 3 of the Notes to the Consolidated Financial Statements.

Current Product Offerings

ServiceAlliance

         ServiceAlliance is the Company's newest service and support management software solution. As of December 31, 1999, ServiceAlliance had been licensed to over 90 customers worldwide. The Company is encouraged by the initial market acceptance of ServiceAlliance, which is being implemented in businesses worldwide. See "Certain Factors that May Affect Future Results--Uncertain Market Acceptance of ServiceAlliance; Decreased Revenues from DISPATCH-1."

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

         The standard ServiceAlliance product includes AllianceFieldService(R), AllianceCustomerSupport(R), AllianceOrders(R), AllianceRepair(R),
AllianceLogistics(R), and AllianceContracts(R). Together, they address essential elements in the customer life cycle, including field dispatch and scheduling, external help desk (customer or engineer) support, inventory and logistics management (from the time of request through allocation and shipment); contract management and billing (including price books), and sales to service integration (quotations and work orders). In addition to these core modules, optional add-on modules are available to meet specific customer needs. Through AllianceStudio(R), customers also have access to a set of application-specific configuration tools that allow them to tailor ServiceAlliance to meet the needs of their specific business environment, which in turn facilitates rapid deployment of the product. In 1999, the capabilities of ServiceAlliance were expanded with two new software releases, versions 4.0 and 4.2, and new system options for on-line analytical processing; integrated project management; and pan European, forms-based, GSM data communications.

         Astea also sells a number of optional products designed to extend the boundaries of a service organization including SalesAlliance, AllianceExecutive(R), AllianceLink(R), AllianceMobile(R), AllianceProjects(R), AllianceTrainer(R) and AllianceWeb(R). SalesAlliance is an Enterprise Sales Force Automation (E-SFA) software designed to automate the sales process for businesses that sell services. SalesAlliance integrates with ServiceAlliance, enabling field sales to share the same CRM database used to manage front and back office customer service operations. SalesAlliance offers capabilities found in other SFA applications including field connectivity and synchronization with remote data bases, but is also focused on increasing revenue through service-related sales opportunities such as maintenance contracts, add-on equipment and spare parts. SalesAlliance enables executives to implement a uniform sales process across the enterprise, and leverage standardized sales and service data to improve service revenue, sales planning, forecasting, reporting and analysis with decision-making based on a more comprehensive view of total business operations.

         AllianceExecutive adds sophisticated on-line analytical processing capabilities to analyze ServiceAlliance data. AllianceProjects unifies all aspects of project management within the same ServiceAlliance solution used for call center, field service, repair depot, logistics, billing and management analysis. With AllianceWeb, an organization's customers can access a variety of self-service functions through the Internet, such as viewing order status, creating or updating orders, reporting meter readings, viewing and editing their own customer profile, and searching for information regarding products, parts, and technical support information. AllianceMobile introduced a new support paradigm for field service agents, enabling real-time access to time sensitive information such as parts inventories and schedules. Utilizing widely available, low-cost unlimited Internet access, organizations can now deploy secure, browser-based access to the ServiceAlliance system. AllianceTrainer delivers on-demand, computer-based training for ServiceAlliance content at the end-user desktop level. In addition to the more traditional computer-based training concepts of interactive "teacher" and "demonstration" modes, AllianceTrainer offers a "concurrent operation" mode. With concurrent operation, the application guides an inexperienced operator through the actions necessary to accomplish a specific ServiceAlliance task, executing the task in real-time. AllianceTrainer is designed to reduce the software learning curve for high-turnover job categories and infrequent or new users, and therefore to improve customer return on investment by delivering better and faster end-user productivity.

         ServiceAlliance was designed to interface with other "best of breed" products. Inherent product compatibility with a variety of other products, such as paging, search engines, electronic mail, and Internet tools, extends the application's functionality. A new automation tool, ActiveX automation, makes it easy to connect to other applications that conform to that standard. In addition, AllianceLink(R) interface products help clients integrate rapidly with more complex and sophisticated products, such as complex staff scheduling products, optimized parts planning and forecasting, financial systems and case-based reasoning tools.

         Supported environments for ServiceAlliance include: ClientsWindows 95/98 and Windows NT and Networks TCP/IP. ServiceAlliance operates with Oracle, Sybase, and Microsoft SQL Server databases.

eCRM Product Offering

         The Company plans to extend its ServiceAlliance product by producing and marketing a comprehensive suite of e-CRM products. The e-CRM suite will consist of three portals that give access to eight new e-CRM products for users of the Company's AllianceEnterprise(TM) suite. The new products will be released in stages expected to begin in the summer of 2000 and will have capabilities for customer self-service, self-sales and mobile employees. Other products to follow as part of the e-CRM suite will add capabilities for channel management and suppliers of goods and services, and will be enabled with an XML-based B2B server for unattended e-Business. An e-CRM server platform will be used for the new products that conduct the e-Business transactions.

DISPATCH-1

               The Company's original standard product, DISPATCH-1 which was introduced in 1986 typically has been adopted by larger Fortune 1,000 companies. Astea currently supports approximately 120 DISPATCH-1 customers on active maintenance. In 1999, approximately 72% of the Company's total revenues derived from license, maintenance and professional service fees related to DISPATCH-1. See "Certain Factors that May Affect Future Results--Uncertain Market Acceptance of ServiceAlliance; Decreased Revenues from DISPATCH-1." While ServiceAlliance is the successor to DISPATCH-1 and offers a broader CRM solution, DISPATCH-1 remains deployed in a variety of large enterprise environments and supports thousands of users in multinational locations. Support of these installations is a key component of the Company's plans and DISPATCH-1 is expected to be a significant continuing source of licensing, service and maintenance revenues to Astea for the foreseeable future in the form of additional users on current licenses, addition of optional modules, and ongoing maintenance fees.

         The Company's original customer service product, DISPATCH-1, is one of the most widely installed field service solutions in the world. DISPATCH-1 helps organizations with complex and geographically dispersed field service operations automate and manage call center operations among customers, headquarters, branch offices and the field. Version 8.0 of DISPATCH-1 is Year 2000 compliant, supports both Internet and graphical desktop interfaces, and is interfaced to a number of complementary third-party products designed to extend its functionality. Other versions of DISPATCH-1 are also Year 2000 compliant. DISPATCH-1 has been deployed in a wide variety of large enterprise environments, and can support thousands of users in both single and multi-country situations. In select engagements, the Company has significantly customized and enhanced DISPATCH-1 to specifically address the needs of a few very large product deployments, generating an ongoing but decreasing level of professional services and consulting revenues, as well as product maintenance revenues.

Professional Services and Customer Support Services

         Astea offers a range of specialized professional and customer support services to assist its clients in using its products effectively. These services include business process consulting, implementation planning, project management, customization, education and training, technical support and ongoing software maintenance. Astea believes that its professional services capabilities allow its clients to deploy the Company's products quickly and efficiently. Together, professional services and customer support comprised approximately 66% of the Company's total revenues in 1999, compared to 80% in 1998.

Professional Services

         As of December 31, 1999, the professional services group consisted of 96 professional services personnel 66 of which are headquartered in two offices in the United States and 30 of which are based in six offices internationally in the United Kingdom, the Netherlands, France, Israel, Australia and New Zealand. An initial professional services engagement for ServiceAlliance typically is between one and four months and such engagements usually lasted between six and 18 months for DISPATCH-1. For most of Astea's clients appropriate teams are assembled from the Company's worldwide offices to perform the required services. Due to the more complex nature of Astea's DISPATCH-1 offering, customers that licensed these programs typically purchased a higher volume of professional services than customers of ServiceAlliance.

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

Customer Support

         The Company's customer support group provides Astea's clients with telephone and on-line technical support, as well as product enhancements, updates and new releases. Astea's customer support group is deployed to provide support for Astea's clients in all regions of Astea's worldwide operations, providing local client representatives with real-time support usually spoken in their native languages by Astea and distributor personnel familiar with local business customs and practices. Typically, customer support fees are established as a fixed percentage of license fees and are invoiced to clients on an annual basis after the conclusion of the warranty period, which is normally 90 days. Astea's customer support representatives are located in two offices in the United States, three offices in Europe, one office in Israel and one office in Australia. As of December 31, 1999, the Company's worldwide customer support group consisted of 40 representatives, 27 located in the United States and 13 based internationally.

Customers

         The Company estimates that it has sold approximately 450 licenses to customers ranging from small, rapidly growing companies to large, multinational corporations with geographically dispersed operations and remote offices. More than 90 licenses were sold for ServiceAlliance and the remainder for DISPATCH-1. The broad applicability of the Company's products is demonstrated by the wide range of companies across many markets and industries that use one or more of Astea's products, including telecommunications, computers and electronics, office equipment, medical systems, building systems and controls, and third-party service and support organizations. In 1999 and 1998, Storage Technology Corporation accounted for 18% and 15% of the Company's revenues, respectively. In 1999, this customer accounted for 12% of the Company's revenues excluding one-time revenues from the sales of source code. In 1999, 1998 and 1997, NCR Corporation accounted for 16%, 11% and 17% of the Company's revenues, respectively. In 1999, this customer accounted for 11% of the Company's revenues excluding one-time revenues from the sales of source code. These sales of source code were part of the Company's plan to redirect its resources toward ServiceAlliance as well as a decision by the customers to bring DISPATCH-1 support and maintenance in-house.

Sales and Marketing

         Astea markets its products and services through a multi-tiered sales structure comprised of direct sales and telesales operations, and through relationships with resellers and international distributors. The Company is attempting to broaden its reseller network by seeking to establish a nationwide indirect distribution channel targeted at the mid-market tier. The Company's sales organization consisted of 24 personnel on December 31, 1999, complemented by a coordinated marketing effort of the Company's marketing group, which consisted of 14 personnel on December 31, 1999. See "Certain Factors that May Affect Future Results--Need to Expand Indirect Sales."

         Astea's direct sales force employs a consultative approach to selling ServiceAlliance and DISPATCH-1, working closely with prospective clients to understand and define their customers' needs and determine how such needs can be addressed by the Company's products. These clients typically represent the mid- to high-end of the CRM software market. A prospect development organization comprised of telemarketing representatives develops and qualifies sales leads prior to referral to the direct sales staff. See "Certain Factors that May Affect Future Results--Continued Dependence on Large Contracts May Result in Lengthy Sales and Implementation Cycles." The modular structure of Astea's software and its ongoing product development efforts provide opportunities for incremental sales of product modules and consulting services to existing accounts.

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

         Astea's international sales accounted for 27% of the Company's revenues in 1999, 32% in 1998, and 28% in 1997. See "Certain Factors that May Affect Future Results--Risks Associated with International Sales" and Note 17 of the Notes to the Consolidated Financial Statements.

Product Development

         Astea's product development strategy is to provide products that are easy to implement, use, and maintain. Its products are designed to be flexible, modular and scalable, so that they can be implemented incrementally in phases and expanded to satisfy the evolving information requirements of Astea's clients and their customers. Each product is also designed to be as platform-hardware-independent as possible, using popular client/server environments, multiple hardware platforms and operating systems. To accomplish these goals, the Company uses widely accepted, commercially available application development tools from Progress Software Corporation in the case of DISPATCH-1 and Sybase, Inc. and Microsoft Corporation, in the case of ServiceAlliance and the Company's planned eCRM product. These software tools provide the Company's clients with the flexibility to deploy Astea's products across a variety of hardware platforms, operating systems, client/server configurations and relational database management systems.

         As of December 31, 1999, the Company's product development staff consisted of 54 employees. The Company's total expenses for product development for the years ended December 31, 1999, 1998, and 1997 were $4,900,000, $5,718,000 and $8,653,000, respectively; these expenses represented 15%, 20%, and 27% of total revenues for 1999, 1998, and 1997, respectively. In addition, the Company capitalized software development costs of $800,000, $1,233,000, and $950,000 in 1999, 1998, and 1997, respectively. The Company anticipates that it will continue to commit substantial resources to product development in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Factors that May Affect Future Results--Need for Development of New Products."

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

         Competitors vary in size, scope and breadth of the products and services offered. The Company encounters competition generally from a number of sources, including other software companies, third-party professional services organizations that develop custom software, and management information systems departments of potential customers developing proprietary, custom software. In the field service and customer support marketplace, the Company competes against publicly-held companies and numerous smaller, privately-held companies. The Company's competitors include SAP, Oracle, Great Plains Software, Inc., Clarify Inc. ("Clarify"), PeopleSoft Inc. ("PeopleSoft") and a number of smaller privately-held companies. See "Certain Factors that May Affect Future Results--Competition in the Customer Relationship Management Software Market Is Intense."

Licenses and Intellectual Property

         Astea considers its software proprietary and licenses its products to its customers generally under written license agreements. The Company also employs an encryption system that restricts a user's access to source code to further protect the Company's intellectual property. Because the Company's products allow customers to customize their applications without altering the source code, the source code for the Company's products is typically neither licensed nor provided to customers. The Company does, however, license source code from time to time and maintains certain third-party source code escrow arrangements. See "Customers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company seeks to protect its products through a combination of copyright, trademark, trade secret and fair business practice laws. The Company also requires employees and consultants or third parties to sign nondisclosure agreements. Despite these precautions, it may be possible for unauthorized parties to copy certain portions of the Company's products or reverse engineer or obtain and use information that the Company regards as proprietary. The Company presently has no patents or patent applications pending. See "Certain Factors that May Affect Future Results--Risks of Dependence on Proprietary Technology."

         Because the software development industry is characterized by rapid technological change, Astea believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, and reliable product maintenance are more important to establishing and maintaining a technology leadership position than current legal protections.

Employees

         As of December 31, 1999, the Company, including its subsidiaries, had a total of 256 full time employees worldwide, 149 in the United States, 12 in the United Kingdom, 29 in the Netherlands, 7 in France, 35 in Israel, 22 in Australia, one in New Zealand and one in Japan. Of the total, 38 were employed in sales and marketing, 54 in product development, 136 in professional services and customer support and 28 in administration and finance. The Company's future performance depends, in significant part, upon the continued service of its key technical and management personnel and its continuing ability to attract and retain highly qualified and motivated personnel in all areas of its operations. See "Certain Factors that May Affect Future Results--Dependence on Key Personnel; Competition for Employees." None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

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

Item 2.        Properties.

         The Company's headquarters are located in a leased facility of approximately 51,000 square feet in Horsham, Pennsylvania; the Company has subleased approximately 9,000 square feet of such building to other tenants. The Company also leases facilities for operational activities in Bedford, Massachusetts; Houten, the Netherlands; and Tefen, Israel; and for sales and customer support activities in Cranfield, England; Paris, France; Tokyo, Japan; St. Leonards, Australia; and Auckland, New Zealand. The Company believes that suitable additional or alternative office space will be available in the future on commercially reasonable terms as needed.

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

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ATEA." The following table sets forth the high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market for the past two fiscal years:

             1999                  High       Low
                                   ----       ---
             First quarter        $3.56     $1.78
             Second quarter        3.56      2.50
             Third quarter         3.00      2.38
             Fourth quarter        6.00      2.00

             1998:
             First quarter        $4.38     $1.81
             Second quarter        3.50      1.94
             Third quarter         2.97      1.63
             Fourth quarter        2.03      1.41

     As of March 20, 2000, there were approximately 83 holders of record of the Company's Common Stock. (Because "holders of record" include only stockholders listed with the Company's transfer agent and exclude stockholders listed separately with financial nominees, this number does not accurately reflect the actual number of beneficial owners of the Company's Common Stock, of which the Company estimates there were more than 2,700 on such date.) On March 20, 2000, the last reported sale price of the Common Stock on the Nasdaq National Market was $4.875 per share.

     The Company has not paid a dividend since its initial public offering. The Board of Directors from time to time reviews the Company's forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.

Item 6.           Selected Financial Data
-----------------------------------------

Years ended December 31,                                 1999           1998        1997          1996        1995 (2)
----------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Statement of Income Data: (1)
Revenues:
     Software license fees                          $    11,312    $   5,822     $   9,213     $   15,792     $ 22,659
     Services and maintenance                            21,723       23,119        22,948         26,010       20,357
                                                    ------------------------------------------------------------------
           Total revenues                                33,035       28,941        32,161         41,802       43,016
                                                    ------------------------------------------------------------------
Cost and Expenses:
     Cost of software license fees (3)                    2,240        1,957         2,749          2,462        2,733
     Cost of services and maintenance                    17,063       17,583        16,054         18,908       13,717
     Product development                                  4,900        5,718         8,653          6,628        3,588
     Sales and marketing                                  8,463        7,976         8,367         14,053        9,232
     General and administrative (4)                       4,478        5,297        11,127          7,524        5,449
     Restructuring charge (5)                             1,630         (800)        5,328              -            -
                                                    ------------------------------------------------------------------
           Total costs and expenses                      38,774       37,731        52,278         49,575       34,719
Income (loss) from continuing operations
     before interest and taxes                           (5,739)      (8,790)      (20,117)        (7,773)       8,297
Net interest income                                       2,163          496             4            632          283
                                                    ------------------------------------------------------------------
Income (loss) from continuing
     operations before income taxes                      (3,576)      (8,294)      (20,113)        (7,141)       8,580
Provision (benefit) for income taxes (6)                      -         (803)         (877)        (2,355)       1,883
                                                    ------------------------------------------------------------------
Income (loss) from continuing operations                 (3,576)      (7,491)      (19,236)        (4,786)       6,697
Gain on sale of discontinued operations,
     net of taxes (1)                                         -       43,339             -              -            -
Income (loss) from discontinued operations,
     net of taxes (1)                                         -       (1,697)          742        (14,921)          50
                                                    ------------------------------------------------------------------
Net income (loss)                                   $    (3,576)   $  34,151     $ (18,494)    $  (19,707)    $  6,747
                                                    ==================================================================
Basic earnings (loss) per share:
      Continuing operations                         $     (0.26)   $   (0.56)    $   (1.45)    $    (0.37)    $   0.64
      Gain on sale of discontinued operations                 -         3.22             -              -            -
      Discontinued operations                                 -        (0.13)            -          (1.16)           -
                                                    ------------------------------------------------------------------
                                                    $     (0.26)   $    2.53     $   (1.40)    $    (1.53)    $   0.64
                                                    ==================================================================
Diluted earnings (loss) per share:
      Continuing operations                         $     (0.26)   $   (0.56)    $   (1.45)    $    (0.37)    $   0.59
      Gain on sale of discontinued operations                 -         3.22             -              -            -
      Discontinued operations                                 -        (0.13)         0.05          (1.16)           -
                                                    ------------------------------------------------------------------
                                                    $     (0.26)   $    2.53     $   (1.40)    $    (1.53)    $   0.59
                                                    ==================================================================
Shares used in computing basic earnings
     (loss) per share                                    13,899       13,478        13,252         12,844       10,514
Shares used in computing diluted earnings
     (Loss) per share                                    13,899       13,478        13,252         12,844       11,484
Pro Forma Data:
      Historical income from continuing
        operations before income taxes                                                                        $  8,580
      Provisions for income taxes (6)                                                                            3,433
                                                                                                              --------
      Pro forma income from continuing
        operations                                                                                            $  5,147
                                                                                                              --------
      Pro forma basic earnings per share                                                                      $   0.49
                                                                                                              ========
      Pro forma diluted earnings per share                                                                    $   0.45
                                                                                                              ========
Balance Sheet Data: (1)
Working capital                                     $    44,170    $  45,542     $  11,409     $   24,748     $ 41,951
Total assets                                             58,634       63,613        30,525         49,795       64,889
Long-term debt, less current portion                         49          468         1,477          3,609        2,532
Retained earnings (deficit)                              (4,927)      (1,351)     (35,502)        (17,008)       2,699
Total stockholders' equity                               46,617       49,017       13,429          31,617       47,920

(1) The Company sold Bendata in September 1998 (effective July 1, 1998) and sold Abalon in December 1998. The results of Bendata and Abalon have been treated as discontinued for all periods presented. See Note 3 of the Notes to the Consolidated Financial Statements.
(2) In February 1995, the Company acquired Astea BV. The results of operations after the acquisition date are included in the statement of income data.
(3) Included in cost of software license fees in the first quarter of 1997 is a write-off of $453,000 of capitalized software development costs related to the Company's support automation product, PowerHelp, and to older versions of certain service automation modules which are no longer marketed by the Company. See Note 4 of the Notes to the Consolidated Financial Statements.
(4) A one-time accrual for consulting fees of $304,000 is included in the fourth quarter of 1999 general and administrative expense. See Note 16 of the Notes to the Consolidated Financial Statements. As a result of the restructuring during the first quarter of 1997, the Company recorded a goodwill impairment charge of $2,058,000 which is included in general and administrative expense. This charge related to the 1995 acquisition of Astea BV. See Note 4 of the Notes to the Consolidated Financial Statements.
(5) Included in the fourth quarter of 1999 is a restructuring chare of $1,630,000 due to reduced DISPATCH-1 development and billable service activity and include severance payments, the write-off of capitalized software for certain DISPATCH-1 modules which will no longer be sold and reserves to settle DISPATCH-1 contractual obligations. Included in the first quarter of 1997 is a restructuring charge of $5,328,000 which includes severance costs, office closing costs and other consolidation costs. In the second quarter of 1998, $800,000 was reversed due to lower than expected costs. See Note 4 of the Notes to the Consolidated Financial Statements.
(6) Until July 1995, Astea had operated as an S corporation for income tax purposes since its inception in 1979. Therefore, the historical financial statements before conversion to C corporation status do not include a provision for federal and state income taxes for such years, except for certain state income taxes imposed at the corporate level. Pro forma net income has been computed as if the Company had been fully subject to federal and state income taxes based on the tax laws in effect during the respective years.

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

     The Company develops, markets and supports front-office solutions for the Customer Relationship Management ("CRM") software market. Astea's applications are designed specifically for organizations for which field service and customer support are considered mission critical aspects of business operations. The Company's principal product offerings - ServiceAlliance and DISPATCH-1 - deliver powerful functionality that enables organizations with a high degree of field service and customer support requirements to improve customer satisfaction, build customer loyalty, and decrease the cost of customer service by increasing revenue opportunities while diminishing costs. Astea's software is used by companies worldwide, distributed across a variety of industries that provide maintenance and repair services, including telecommunications, information technology, healthcare, process and control technologies, and white goods. The Company maintains offices in the United States, Australia, New Zealand, the Netherlands, France, the United Kingdom, Japan and Israel.

     The Company generates revenues from two sources: software license fees for its software products, and services and maintenance revenues from professional services, which includes consulting, customization, implementation, training and maintenance related to those products.

     Software license fees accounted for 34% of the Company's total revenues in 1999. The sale of all the Company's rights to its PowerHelp product and non-exclusive rights to use and modify the source code of DISPATCH-1 accounted for 14% of the Company's total revenue and remaining license fees for the Company's software products accounted for 20%. Software license fee revenues also include some fees from the sublicensing of third-party software, primarily relational database licenses. Typically, customers pay a license fee for the software based on the number of licensed users. Depending on the contract terms and conditions, software license fees are recognized as revenue upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. If significant vendor obligations exist at delivery or if the product is subject to uncertain customer acceptance, revenue is deferred until no significant obligations remain or acceptance has occurred.

     The remaining component of the Company's revenues consists principally of fees derived from professional services associated with the implementation and deployment of the Company's software products and, maintenance fees for ongoing customer support, primarily external customer technical support services and product enhancements. Professional services (including training) are charged on an hourly or daily basis and billed monthly pursuant to customer work orders. Training services may also be charged on a per-attendee basis with a minimum daily charge. Out-of-pocket expenses incurred by company personnel performing professional services are typically reimbursed by the customer. The Company recognizes revenue from professional services as the services are performed. Maintenance fees are typically paid to the Company under agreements entered into at the time of the initial software license. Maintenance revenue, which is invoiced annually upon the expiration of the warranty period, is recognized ratably over the term of the agreement, which is usually twelve months.

Results of Continuing Operations

     The following table sets forth, for the periods indicated, selected financial data and the percentages of the Company's total revenues represented by each line item presented for the periods presented:

---------------------------------------------------------------------------------
Years ended December 31,                            1999       1998        1997
---------------------------------------------------------------------------------
Revenues:
    Software license fees                           34.2 %     20.1 %      28.6 %
    Services and maintenance                        65.8       79.9        71.4
                                               ----------------------------------
        Total revenues                             100.0      100.0       100.0
                                               ----------------------------------
Costs and expenses:
   Cost of software license fees                     6.8 %      6.8 %       8.6 %
   Cost of services and maintenance                 51.7       60.7        49.9
   Product development                              14.8       19.8        26.9
   Sales and marketing                              25.6       27.6        26.0
   General and administrative                       13.6       18.3        34.6
   Restructuring charge                              4.9       (2.8)       16.6
                                               ----------------------------------
        Total costs and expenses                   117.4 %    130.4 %     162.6 %
                                               ----------------------------------

Comparison of Years Ended December 31, 1999 and 1998

     Revenues. Total revenues increased $4,094,000, or 14%, to $33,035,000 for the year ended December 31, 1999 from $28,941,000 for the year ended December 31, 1998. Software license revenues in 1999 increased $5,490,000, or 94%, over 1998. Services and maintenance fees for 1999 amounted to $21,723,000, a 6% decrease from 1998.

     Software license fee revenues increased $5,490,000 or 94% to $11,312,000 in 1999 from $5,822,000 in 1998. ServiceAlliance license fee revenues increased to $4,174,000 in 1999 from $2,207,000 in 1998, an increase of 89% due to the improving market penetration of our ServiceAlliance product line. PowerHelp, which is no longer owned by Astea, had license revenues of $1,232,000, including $1,100,000 of revenue from the sale of all of the Company's rights to PowerHelp to a distributor in December 1999, compared to $133,000 in 1998. The Company will receive no additional PowerHelp revenues in the future. License fee revenues for DISPATCH-1 increased $2,424,000 or 70% from $3,482,000 in 1998 to $5,906,000 in 1999 primarily as a result of the sale of DISPATCH-1 source code revenue amounting to $3,386,000.

     Total services and maintenance revenues decreased $1,396,000 or 6% to $21,723,000 in 1999 from $23,119,000 in 1998. The decrease in service and maintenance revenues is attributable to a decrease in DISPATCH-1 and PowerHelp revenues partially offset by an increase in ServiceAlliance revenues. ServiceAlliance service and maintenance revenues increased to $3,857,000 in 1999 from $1,154,000 in 1998 due to the growing ServiceAlliance customer base. DISPATCH-1 service and maintenance revenues decreased 18% or $3,862,000 to $17,824,000 in 1999 from $21,686,000 in 1998 due to an ongoing decrease in the number of customers under service and maintenance contracts. As a result of the DISPATCH-1 source code sales and decreasing demand for DISPATCH-1, the decrease in service and maintenance revenue is expected to continue in 2000. PowerHelp service and maintenance revenues were $42,000 in 1999 compared to $279,000 in 1998.

     In 1999, the Company had two DISPATCH-1 customers that accounted for 18% and 15% of revenues, respectively. In 1998, the same two DISPATCH-1 customers, accounted for 16% and 11% of total revenues, respectively. The Company does not expect to receive significant revenue from these two customers in the future because they purchased source code in 1999.

     Costs of Revenues. Costs of software license fee revenues increased 14%, or $283,000, to $2,240,000 in 1999 from $1,957,000 in 1998. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $1,508,000 and $1,108,000 in 1999 and 1998, respectively. The increase in cost of third-party license software license fees was due to increased capital software amortization costs offset by a decrease in direct costs. The software licenses gross margin percentage was 80% in 1999 compared to 66% in 1998. The increase in gross margin was attributable to increased license fee revenues.

     The costs of services and maintenance revenues decreased 3%, or $520,000, to $17,063,000 in 1999 from $17,583,000 in 1998. The service and maintenance gross margin percentage decreased to 21% in 1999 from 24% in 1998. The lower margin was attributable to the decrease in utilization of service professionals.

     Product Development. Product development expenses decreased 14%, or $818,000, to $4,900,000 in 1999 from $5,718,000 in 1998. Product development as a percentage of total revenue decreased to 15% in 1999 compared to 20% in 1998. The Company's total product development costs, including capitalized software development costs were $5,700,000 or 17% of revenues in 1999 compared to $6,951,000 or 24% of revenues in 1998, a decrease of $1,251,000 or 18%. The decrease in product development expenses is primarily attributable to reduced third party consultant costs and no development costs in 1999 related to the Company's development project Greenshark. During the second quarter of 1998, the Company completed the specifications of its Greenshark development tool project. At that time, the Company determined that due to the scope of this project, third party development tools would be used in the Company's future development activities and incurred no further Greenshark development expenditures. The capitalized portions of total product development costs were $800,000 and $1,233,000 in 1999 and 1998, respectively.

     Sales and Marketing. Sales and marketing expenses increased 6%, or $487,000, to $8,463,000 in 1999 from $7,976,000 in 1998. The increase resulted from the Company's continuing effort to increase market share, expand its presence through both direct and indirect channels and increased commission expense due to increased license revenues. Sales and marketing expense as a percentage of total revenues decreased 26% in 1999 from 28% in 1998.

     General and Administrative. General and administrative expenses decreased 15%, or $819,000, to $4,478,000 in 1999 from $5,297,000 in 1998. As a percentage of total revenues, general and administrative expenses decreased to 14% in 1999 compared to 18% in 1998. This decrease primarily relates to the Company's ongoing cost containment efforts. Included in 1999 general and administrative expenses, is a one-time accrual of $304,000 for consulting fees. Without this one-time charge general and administrative expenses would have decre ased $1,123,000 or 21%.

     Restructuring Charge. During the second quarter of 1998, the Company, based upon then current facts, evaluated its 1997 restructuring accrual and determined that $800,000 was not needed and, accordingly, the accrual was adjusted. This excess related to lower than expected office-closing costs. During the fourth quarter of 1999, the Company recorded a second restructuring charge of $1,630,000 in connection with the wind-down of DISPATCH-1 development and billable service activity. The 1999 restructuring charge includes severance of $677,000, write-off of DISPATCH-1 capitalized software that is no longer viable for $457,000 and other consolidation costs of $496,000.

     Net Interest Income. Net interest income increased $1,667,000, to $2,163,000 in 1999 from $496,000 in 1998. This increase was primarily attributable to the higher cash balances due to the proceeds from the sales of Bendata in September 1998 and Abalon in December 1998.

     International Operations. Total revenue from the Company's international operations declined by $510,000, or 5% to $8,807,000 in 1999 from $9,317,000 in
1998. The decrease in revenue from international operations was primarily attributable to the reductions in license and service revenues from DISPATCH-1 due to decreasing demand offset by an increase in revenue from the ServiceAlliance product. International operations resulted in a $645,000 loss for 1999 compared to a loss of $934,000 in 1998.

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

     In 1998, the Company had two customers which accounted for 15% and 11% of total revenues, respectively. In 1997, one customer accounted for 17% of total revenues.

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

     Product Development. Product development expenses decreased 34%, or $2,935,000, to $5,718,000 in 1998 from $8,653,000 in 1997. Product development as a percentage of total revenue decreased to 20% in 1998 compared to 27% in 1997. The Company's total product development costs, including capitalized software development costs were $6,951,000 or 24% of revenues in 1998 compared to $9,603,000 or 30% of revenues in 1997, a decrease of $2,652,000 or 28%.
During the second quarter of 1998, the Company completed the specifications of its Greenshark development tool project. At that time, the Company determined that due to the scope of this project, third-party development tools would be used in the Company's future development activities and incurred no further Greenshark development expenditures. In addition, the decrease in development expense in 1998 relates to reduced charges for third-party consultants and reduced salary expense and related benefits. The capitalized portions of total product development costs were $1,233,000 in 1998 compared to $950,000 in 1997.

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

     Net Interest Income. Net interest income increased $492,000, to $496,000 in 1998 from $4,000 in 1997. This increase was primarily attributable to the cash received due to the sale of Bendata in September 1998.

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

Liquidity and Capital Resources

     Net cash used in operating activities was $689,000 for the year ended December 31, 1999 compared to $8,525,000 for the year ended December 31, 1998. This decreased use of cash was primarily attributable to a decreased net loss from continuing operations, increased collection of receivables, a decrease in deferred income tax asset, a decrease in prepaid expenses, a decrease in payments for accounts payable and accrued expenses offset by an increase in accrued restructuring.

     The Company used $7,337,000 of cash from investing activities in 1999 compared to providing $18,216,000 in 1998. The decrease was attributable to the higher proceeds from sale of discontinued operations in 1998, offset by less purchases of investments available for sale in 1999.

     The Company used $141,000 in financing activities for the year ended December 31, 1999 compared to providing $263,000 for the year ended December 31, 1998. The increase in cash used was attributable to a tax benefit from the exercise of stock options realized in 1998 offset by increased proceeds from the exercise of options and employee stock purchase plan and less repayments of long-term debt in 1999.

     At December 31, 1999, the Company had a working capital ratio of approximately 4.78:1, with cash and investments available for sale of $44,065,000. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the foreseeable future. The Board of Directors from time to time reviews the Company's forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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

     For the years ended December 31, 1998 and 1997, the discontinued operations generated revenues of $18,095,000 and $28,773,000, respectively. The discontinued operations generated a net loss of $1,697,000 in 1998 and net income of $742,000 in 1997.

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

     The following discussion of the Company's risk factors should be read in conjunction with the financial statements and related notes thereto set forth elsewhere in this report. The following factors, among others, could cause actual results to differ materially from those set forth in forward looking statements contained or incorporated by reference in this report and presented by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial conditions:

     Uncertain Market Acceptance of ServiceAlliance; Decreased Revenues from DISPATCH-1. In each of 1999, 1998, and 1997, more than 72%, 86%, and 93%, respectively, of the Company's total revenues was derived from the licensing of DISPATCH-1 and the provision of professional services in connection with the implementation, deployment and maintenance of DISPATCH-1 installations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company originally introduced ServiceAlliance in August 1997 in order to target a market segment in which DISPATCH-1 was not cost-effective or attractive. Subsequent, rapid changes in technology have now positioned ServiceAlliance to supercede DISPATCH-1 as the company's flagship brand. As a result, the probability that DISPATCH-1 will be sold to new customers is small. Sales to existing customers comprised 100% of DISPATCH-1 license revenue in 1999. DISPATCH-1 revenues have declined in each of the last two fiscal years and that trend is expected to continue and accelerate.

While the Company has licensed ServiceAlliance to over 90 companies worldwide in 1997 through 1999, revenues from sales of ServiceAlliance alone are not yet sufficient to support the expenses of the Company. The Company's future success will depend mainly on its ability to increase licenses of ServiceAlliance and other offerings, on developing new products and product enhancements to complement its existing field service and customer support offerings, on its ability to continue support and maintenance revenues from DISPATCH-1, and on its ability to reduce its operating expenses. Any failure of the Company's products to achieve or sustain market acceptance, or of the Company to sustain its current position in the field service software market, would have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will be able to increase demand for ServiceAlliance, obtain an acceptable level of support and maintenance revenues from DISPATCH-1, or to lower its expenses, thereby avoiding future losses.

     Need for Development of New Products. The Company's future success will depend upon its ability to enhance its current products and develop and introduce new products, including its planned eCRM products, on a timely basis that keep pace with technological developments, industry standards and the increasingly sophisticated needs of its customers, including developments within the client/server and object-oriented computing environments. Such developments may require, from time to time, substantial capital investments by the Company in product development and testing. The Company intends to continue its commitment to research and development and its efforts to develop new products and product enhancements. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and product enhancements; that new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance; or that the Company's current or future products will conform to industry requirements. Furthermore, reallocation of resources by the Company, such as the diversion of research and development personnel to development of a particular feature for a potential or existing customer, can delay new products and certain product enhancements. If the Company is unable to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely effected.

         Competition in the Customer Relationship Management Software Market Is Intense. The CRM software market is intensely competitive. The Company's competitors include large public companies primarily providing CRM solutions such as Oracle, PeopleSoft and Siebel, as well as traditional enterprise resource planning software providers such as SAP, that are developing field service and customer support capabilities. In addition, a number of smaller, privately-held companies generally focus only on discrete areas of the CRM software marketplace. Because the barriers to entry in the CRM software market are relatively low, new competitors may emerge with products that are superior to the Company's products or that achieve greater market acceptance. Some of the Company's existing and potential competitors have greater financial, technical, marketing and distribution resources than the Company has. Moreover, the CRM industry is currently experiencing significant consolidation, as larger public companies seek to enter the CRM market through acquisitions. The Company expects that competition will increase as a result of software industry consolidations. As a result, some of the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development and distribution of their products. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not adversely affect its business and results of operations.

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

         In addition, following the initial sale, the implementation of our products typically involves several months of customer training and integration of the product with the customer's other existing systems. A successful implementation requires a close working relationship between the customer and members of the Company's professional service organization. Occasionally, delays result from a customer's lack of attention to the implementation project for reasons unrelated to the Company's performance. When the Company has provided consulting services to implement certain larger projects, some customers have in the past delayed payment of a portion of license fees until implementation was complete and in some cases have disputed the consulting fees charged for implementation. There can be no assurance the Company will not experience additional delays or disputes regarding payment in the future, particularly if the Company receives orders for large, complex installations. Some of the Company's customers have adopted the Company's software on an incremental basis. There can be no assurance that the Company's customers will expand usage of the Company's software on an enterprise-wide basis or implement new software products introduced by the Company. The failure of the Company's software to perform according to customer expectations or otherwise to be deployed on an enterprise-wide basis could have a material adverse effect on the ability of the Company to collect revenues or to increase revenues from new as well as existing customers. The Company believes that period-to-period comparisons of its results of operations should not be relied upon as any indication of future performance.

         Reduced Product Offerings after Sales of Bendata and Abalon. During 1998, the Company divested its Bendata and Abalon subsidiaries. Through Bendata, the Company had offered the HEAT family of software applications for the help desk automation market. Through Abalon, the Company had offered the Abalon suite of sales and marketing applications built around a central customer database. Through these strategic dispositions, the Company has refocused its efforts and resources on the field service and customer support segment of the CRM software market, which is the Company's core competency. While the Company's current products offer help desk and sales automation functionality, the Company currently does not offer stand-alone products in the help desk and sales and marketing automation segments of the CRM software market. As a result, the Company's product lines are now less diversified than when the Abalon and HEAT products were offered. This could impede the Company's ability to compete against other companies in the CRM software market that offer a wider range of products and further increases the Company's reliance on DISPATCH-1 and ServiceAlliance. Any failure of the Company's remaining products to achieve or sustain market acceptance would have a material adverse effect on the Company's business and results of operations.

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

         Rapid Technological Change. The CRM software market is subject to rapid technological change, frequent new product introductions and evolving technologies and industry standards that can quickly render existing products and services obsolete. While the Company is not aware of any emerging products that are likely to render its existing products obsolete, there can be no assurance that the Company's products could not suffer such obsolescence. Because of the rapid pace of technological change in the application software industry, the Company's current market position in field service and customer support automation or other markets that it may enter could be eroded rapidly by product advancements. The Company's application environment relies primarily on software development tools from Progress Software Corporation, in the case of DISPATCH-1, and Microsoft Corporation and PowerSoft Corporation, a subsidiary of Sybase, Inc., in the case of ServiceAlliance. If alternative software development tools were to be designed and generally accepted by the marketplace, the Company could be at a competitive disadvantage relative to companies employing such alternative developmental tools, possibly resulting in material harm to the Company's financial condition and results of operation.

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

         Risks Associated with International Sales. Astea's international sales accounted for 27% of the Company's revenues in 1999, 32% in 1998, and 28% in 1997. The Company expects that international sales will continue to be a significant component of its business. International sales are subject to a variety of significant risks, including difficulties in establishing and managing international distribution channels and in translating products into foreign languages. International operations also may encounter difficulties in collecting accounts receivable, staffing and managing personnel and enforcing intellectual property rights. Other factors that can also adversely affect international operations include fluctuations in the value of foreign currencies and currency exchange rates, changes in import/export duties and quotas, introduction of tariff or non-tariff barriers, potentially adverse tax consequences, possible recessionary environments in economies outside the United States, changes in the market for business software as a result of currency unification in Europe, and economic or political changes in international markets. The current economic difficulties in several Asian countries could have an adverse impact on the Company's international operations in future periods. In addition, the Company's international revenues may also be affected to a great extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

         Year 2000 Risks. The "Year 2000 Risk" refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions with internal administrative and operational software, software developed by the Company, software integrated in the Company's products, and third-party systems to which the Company's products interface. Most reports to date, including reports on the Company's software indicate that computer systems are functioning normally and the compliance and remediation work accomplished leading up to 2000 was effective to prevent any problems. Computer experts have warned, however, that there may still be residual consequences of the change in centuries.

         To date, the Company has experienced only minor problems related to the software it produces, which were easily remedied. Astea has not experienced any Year 2000 issues with any of its internal systems or products, and it does not expect to experience any in the future. To date, it has not experienced any Year 2000 issues related to any of its key third party suppliers, distributors and customers nor does it expect to experience any in the future.

         The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own products and information systems. ServiceAlliance and certain later recent releases of DISPATCH-1 (versions 8.0, 6.0j and 6.2g) are designed to accurately calculate, compare and sequence date and time data between the twentieth and twenty-first centuries. Non-information technology systems that use embedded technology, such as microcontrollers, may also face Year 2000 risks. The Company believes, however, that it does not have a material Year 2000 risk related to non-information technology systems or its major vendors' systems (insofar as they relate to the Company's business).

         The Company estimates that the expenses and capital expenditures associated with achieving Year 2000 compliance were less than $100,000.

         The law regarding liability for Year 2000 problems is evolving rapidly and could become more friendly to users of software with alleged Year 2000 deficiencies. The Company limits its contractual warrantees on Year 2000 compliance to objective performance standards that the Company has tested, and the Company makes no warrantees for nonconformance if the Company's software products are combined with other software or data that are not conducive to accurately calculating, comparing or sequencing date and time data between the twentieth and twenty-first centuries. Nonetheless, there can be no assurance that some of the Company's customers will not assert legal claims against the Company based on Year 2000 theories of liability. While the Company believes that such claims would be precluded by its contracts, if such a claim were upheld in court, the resulting expense to the Company and diversion of management and development time could have a material adverse effect on the Company's operations and financial condition.

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

         Concentration of Ownership. Zack B. Bergreen, the Company's Chairman of the Board, as of March 20, 2000, beneficially owned approximately 48% of the outstanding Common Stock of the Company. As a result, Mr. Bergreen exercises significant control over the Company through his ability to influence and control the election of directors and all other matters that require action by the Company's stockholders. Under certain circumstances, Mr. Bergreen could prevent or delay a change of control of the Company which may be favored by a significant portion of the Company's other stockholders, or cause a change of control not favored by the majority of the Company's other stockholders. Mr. Bergreen's ability under certain circumstances to influence, cause or delay a change in control of the Company also may have an adverse effect on the market price of the Company's Common Stock.

         Risks of Dependence on Proprietary Technology. The Company's success is heavily dependent upon proprietary technology. The Company's products are licensed to customers under signed license agreements containing, among other terms, provisions protecting against the unauthorized use, copying and transfer of the licensed program. In addition, the Company relies on a combination of trade secret, copyright and trademark laws and non-disclosure agreements to protect its proprietary rights in its products and technology. Policing unauthorized use of the Company's software is difficult and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent, as do the laws of the United States. There can be no assurance that measures taken by the Company will be adequate to protect the Company's proprietary technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. Moreover, although the Company believes that its products and technologies do not infringe on any existing proprietary rights of others, and although there are no pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any notices that the Company is infringing the intellectual property rights of others, there can be no assurance that such infringement claims will not be asserted by third parties in the future. Any such situations can have a material adverse effect on the Company's business and results of operations.

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

         Burdens of Customization. Certain of the Company's clients request customization of DISPATCH-1 or ServiceAlliance products to address unique characteristics of their businesses or computing environments. The Company's commitment to customization could place a burden on the Company's client support resources or delay the delivery or installation of products which, in turn, could materially adversely affect the Company's relationship with significant clients or otherwise adversely affect its business and results of operations. In addition, the Company could incur penalties or reductions in revenues for failures to develop or timely deliver new products or product enhancements under development agreements and other arrangements with customers.

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

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 1999, the Company's investments consisted of U.S. government agencies securities, commercial paper and corporate bonds. The Company does not expect any material loss with respect to its investment portfolio.

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

Item 8.        Financial Statements and Supplementary Data.

Report of Independent Public Accountants

To Astea International Inc.:

          We have audited the accompanying consolidated balance sheets of Astea International Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astea International Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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



                                                  \s\ Arthur Andersen LLP
                                                  -----------------------
                                                  Arthur Andersen LLP



Philadelphia, PA
February 11, 2000

                   ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

       December 31,                                                        1999                1998
       ----------------------------------------------------------------------------------------------------
                                  ASSETS
       Current assets:
         Cash and cash equivalents                                        $  6,158,000        $ 14,291,000
         Investments available for sale                                     37,907,000          22,603,000
         Notes and escrow receivable                                                 -           9,407,000
         Receivables, net of reserves of  $1,047,000 and $768,000            9,287,000           9,347,000
         Prepaid expenses and other                                          1,632,000           2,097,000
         Deferred income taxes                                                 856,000           1,462,000
                                                                     --------------------------------------
                 Total current assets                                       55,840,000          59,207,000

       Property and equipment, net                                           1,022,000           1,469,000

       Capitalized software development costs, net                           1,772,000           2,937,000
                                                                     --------------------------------------
                 Total assets                                             $ 58,634,000        $ 63,613,000
                                                                     ======================================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
         Current portion of long-term debt                                $    410,000        $    887,000
         Accounts payable and accrued expenses                               7,707,000           8,673,000
         Deferred revenues                                                   3,553,000           4,105,000
                                                                     --------------------------------------
                 Total current liabilities                                  11,670,000          13,665,000

         Deferred income taxes                                                 298,000             463,000

         Long-term debt                                                         49,000             468,000

       Stockholders' equity:
          Preferred stock, $.01 par value, 5,000,000 shares
           authorized, none issued                                                   -                   -
          Common stock, $.01 par value, 25,000,000 shares
           authorized, 14,136,000 and 13,540,000 shares issued and
           outstanding                                                         141,000             135,000
          Additional paid-in capital                                        52,242,000          51,098,000
          Deferred compensation                                                      -             (29,000)
          Cumulative translation adjustment                                   (839,000)           (836,000)
          Accumulated deficit                                               (4,927,000)         (1,351,000)
                                                                     --------------------------------------
                 Total stockholders' equity                                 46,617,000          49,017,000
                                                                     --------------------------------------
                 Total liabilities and stockholders' equity               $ 58,634,000        $ 63,613,000
                                                                     ======================================

       The accompanying notes are an integral part of these statements.

                   ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31,                                             1999           1998             1997
---------------------------------------------------------------------------------------------------------------
Revenues:
      Software license fees                                       $11,312,000     $  5,822,000   $  9,213,000
      Services and maintenance                                     21,723,000       23,119,000     22,948,000
                                                                 ----------------------------------------------

          Total revenues                                           33,035,000       28,941,000     32,161,000
                                                                 ----------------------------------------------

Costs and expenses:
      Cost of software license fees                                 2,240,000        1,957,000      2,749,000
      Cost of services and maintenance                             17,063,000       17,583,000     16,054,000
      Product development                                           4,900,000        5,718,000      8,653,000
      Sales and marketing                                           8,463,000        7,976,000      8,367,000
      General and administrative                                    4,478,000        5,297,000     11,127,000
      Restructuring charge                                          1,630,000         (800,000)     5,328,000
                                                                 ----------------------------------------------

          Total costs and expenses                                 38,774,000       37,731,000     52,278,000

Loss from continuing operations before interest and                (5,739,000)      (8,790,000)   (20,117,000)

Interest income                                                     2,215,000          688,000        343,000
Interest expense                                                      (52,000)        (192,000)      (339,000)
                                                                 ----------------------------------------------
Loss from continuing operations before income taxes                (3,576,000)      (8,294,000)   (20,113,000)

Income tax benefit                                                          -          803,000        877,000
                                                                 ----------------------------------------------
Loss from continuing operations                                    (3,576,000)      (7,491,000)   (19,236,000)

Gain on sale of discontinued operations, net of taxes                       -       43,339,000              -
Income (loss) from discontinued operations, net of taxes                    -       (1,697,000)       742,000
                                                                 ----------------------------------------------
Net income (loss)                                                  (3,576,000)    $ 34,151,000   $(18,494,000)
                                                                 ==============================================

Basic and diluted earnings (loss) per share:
  Continuing operations                                           $     (0.26)     $     (0.56)  $      (1.45)
  Gain on sale of discontinued operations                                   -             3.22              -
  Discontinued operations                                                   -            (0.13)          0.05
                                                                 ----------------------------------------------
  Net income (loss)                                               $     (0.26)     $      2.53   $      (1.40)
                                                                 ==============================================
Shares used in computing basic and diluted
  (loss) per share                                                 13,899,000       13,478,000     13,252,000
                                                                 ==============================================

          The accompanying notes are an integral part of these statements.

                   ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                     Additional               Cumulative   Retained      Total
                               Preferred   Common     Paid-in     Deferred    Translation  Earnings   Stockholders'  Comprehensive
                                 Stock      Stock     Capital   Compensation  Adjustment   (Deficit)     Equity      Income (Loss)
                                 -----      -----     -------   ------------  ----------   ---------     ------      -------------
Balance, January 1, 1997        $    -    $131,000  $49,097,000   $(160,000)  $(443,000) $(17,008,000) $31,617,000   $(20,035,000)
  Issuance of common stock in
    dispute settlement (See
    Note 13)                         -       1,000      202,000        -           -             -         203,000
  Grant of stock options in
    dispute settlement (See
    Note 13)                         -        -         157,000        -           -             -         157,000
Exercise of stock options            -       2,000       96,000        -           -             -          98,000
  Amortization of deferred
  compensation                       -        -            -         57,000        -             -          57,000
Cancellation of options granted      -        -         (60,000)    (60,000)       -             -            -
Issuance of common stock under
employee stock purchase plan         -        -          93,000        -           -             -          93,000
  Cumulative translation
  adjustment                         -        -            -           -       (302,000)         -        (302,000)      (302,000)
  Net loss                           -        -            -           -           -      (18,494,000) (18,494,000)   (18,494,000)
                              ----------------------------------------------------------------------------------------------------
Balance, December 31, 1997           -     134,000   49,585,000     (43,000)   (745,000)  (35,502,000)  13,429,000    (18,796,000)
  Exercise of stock options          -       1,000       93,000        -           -             -          94,000
  Tax benefit from exercise
   of stock options                  -        -       1,335,000        -           -             -       1,335,000
  Amortization of deferred
   compensation                      -        -            -         52,000        -             -          52,000
  Grant of stock options
   below fair market value           -        -          38,000     (38,000)       -             -            -
  Issuance of common stock
   under employee stock
   purchase plan                     -        -          41,000        -           -             -          41,000
  Stock issued to Board of
   Directors in lieu of cash
   payments                          -        -           6,000        -           -             -           6,000
  Cumulative translation
   adjustment                        -        -            -           -        (91,000)         -         (91,000)       (91,000)
    Net income                       -        -            -           -           -       34,151,000   34,151,000     34,151,000
                              ------------------------------------------------------------------------------------------------------
Balance, December 31, 1998           -     135,000   51,098,000     (29,000)   (836,000)   (1,351,000)  49,017,000     34,060,000
  Exercise of stock options          -       6,000    1,132,000        -           -             -       1,138,000
  Adjustment of tax benefit
   from exercise of
   stock options                     -         -       (411,000)       -           -             -        (411,000)
  Amortization of deferred
   compensation                      -         -           -         21,000        -             -            -
  Cancellation of options
   granted                           -         -        (69,000)     69,000        -             -            -
  Grant of stock options
   below fair market value           -         -         61,000     (61,000)       -             -            -
  Compensation charged in
   connection with variable
   stock options                     -         -        387,000        -           -             -         387,000
  Issuance of common stock
   under employee stock
   purchase plan                     -         -         28,000        -           -             -          28,000
 Stock issued to Board of
  Directors in lie of cash
  payments                           -         -         16,000        -           -             -          16,000
 Cumulative translation
  adjustment                         -         -           -           -         (3,000)         -          (3,000)
      Net loss                       -         -           -           -           -       (3,576,000)  (3,576,000)    (3,576,000)
                              ------------------------------------------------------------------------------------------------------
Balance, December 31, 1999      $    -     $141,000 $52,242,000  $     -       (839,000)   (4,927,000)  46,617,000     (3,579,000)
                              ======================================================================================================

       The accompanying notes are an integral part of these statements.

                   ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,                                                1999            1998             1997
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net (loss) income                                             $    (3,576,000)    $ 34,151,000   $ (18,494,000)
   Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
        Compensation charged in connection with variable
         stock options                                                   387,000                -               -
        Gain on sale of discontinued business                                  -      (43,339,000)              -
        Loss (Gain) on operations of discontinued                              -        1,697,000        (742,000)
        Goodwill write-down                                                    -                -       2,058,000
        Expense related to stock, stock options and
         debt issued in dispute                                                -                -       1,522,000
        Write-off of capitalized software                                      -                -         453,000
        Non-cash restructuring charges                                         -                -         832,000
        Depreciation and amortization                                  2,454,000        2,388,000       2,216,000
        Amortization of deferred compensation                             21,000           52,000          57,000
        Other                                                             16,000         (427,000)         29,000
        Changes in operating assets and liabilities:
            Receivables                                                  149,000         (236,000)      6,915,000
            Prepaid expenses and other                                   471,000         (705,000)        (37,000)
            Income tax refund receivable                                       -                -       1,516,000
            Accounts payable and accrued expenses                     (1,970,000)       1,152,000        (734,000)
            Accrued restructuring                                      1,451,000       (1,716,000)      1,868,000
            Deferred revenues                                           (530,000)        (109,000)       (504,000)
            Deferred income taxes                                        441,000       (1,433,000)      1,451,000
                                                                 ------------------------------------------------
   Net cash used in operating activities                                (686,000)      (8,525,000)  $  (1,594,000)
                                                                 ------------------------------------------------
   Net cash (used in) provided by discontinued operations                      -       (2,054,000)        288,000
                                                                 ------------------------------------------------

Cash flows from investing activities:
        Net (purchases) sales of investments available for sale      (15,304,000)     (21,244,000)      7,635,000
        Purchases of property and equipment                             (512,000)        (831,000)       (277,000)
        Capitalized software development costs                          (800,000)        (800,000)       (950,000)
        Proceeds from sale of discontinued operations                  9,276,000       41,091,000               -
                                                                 ------------------------------------------------
   Net cash (used in) provided by investing activities                (7,340,000)      18,216,000       6,408,000
                                                                 ------------------------------------------------

Cash flows from financing activities:
        Net repayments on line of credit                                       -                -        (500,000)
        Proceeds from exercise of stock options and
         employee stock options plan                                   1,166,000          135,000         189,000
        Net repayments of long-term debt                                (896,000)      (1,207,000)       (631,000)
        Tax (expense) benefit from exercise of stock options            (411,000)       1,335,000               -
                                                                 ------------------------------------------------
   Net cash (used in) provided by financing activities                  (141,000)         263,000        (942,000)
                                                                 ------------------------------------------------
   Effect of exchange rate changes on cash and cash
       Equivalents                                                        34,000           (5,000)         51,000
                                                                 ------------------------------------------------
   Net (decrease) increase in cash and cash equivalents               (8,133,000)       7,895,000       4,211,000
   Cash and cash equivalents balance, beginning of year               14,291,000        6,396,000       2,185,000
                                                                 ------------------------------------------------
   Cash and cash equivalents balance, end of year                $     6,158,000     $ 14,291,000   $   6,396,000
                                                                 ================================================


       The accompanying notes are an integral part of these statements.

                   ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     1.       Company Background

              Astea International Inc. (the "Company" or "Astea") develops, markets, and supports front-office solutions for the Customer Relationship Management ("CRM") software market. Astea's applications are designed specifically for organizations for which field service and customer support are considered mission critical assets of business operations. The Company licenses its products to companies worldwide, distributed across a variety of industries that provide maintenance and repair services, including telecommunications, information technology, healthcare, process and control technologies and white goods.

     2.       Summary of Significant Accounting Policies

     Principles of Consolidation

              The consolidated financial statements include the accounts of Astea International Inc. and its wholly owned subsidiaries and branches. The financial statements reflect the elimination of all significant intercompany accounts and transactions.

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

     Revenue Recognition

              The Company licenses software under noncancellable license agreements. License fee revenues are recognized when a noncancellable license agreement is in force, the product has been shipped, the license fee is fixed or determinable and collectibility is reasonably assured. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. If the payment of the license fee is coincident to services, which are deemed to be essential to the transaction, the license fee is deferred and recognized using contract accounting over the period during which the services are performed. The Company's software licensing agreements provide for customer support. The portion of the license fee associated with customer support is unbundled from the license fee and is recognized ratably over the warranty period (generally 90 days) as maintenance revenue. The Company's revenue recognition policy is in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 97-2, "Software Revenue Recognition."

              Services revenues, which include consulting, implementation and training, are recognized as performed. Maintenance revenues are recognized ratably over the terms of the maintenance agreements.

     Cash and Cash Equivalents

              The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Investments Available for Sale

              Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 1999 and 1998, all short-term investments have been classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. As of December 31, 1999 and 1998, unrealized losses and gains were not material to the financial statements. Realized gains and losses, computed using specific identification, and declines in value determined to be permanent are recognized in the consolidated statements of income.

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

     Capitalized Software Development Costs

              The Company capitalizes software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company capitalizes software development costs subsequent to the establishment of technological feasibility through the products availability for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Development costs associated with product enhancements that extend the original product's life or significantly improve the original product's marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (three to four years), beginning with the initial release to customers. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. During 1999 and 1997, the Company wrote-off capitalized software development costs for products that were no longer marketed by the Company (See Note 4). As of December 31, 1999, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

     Major Customers

              In 1999, the Company had two customers that accounted for 18% and 16% of revenues, respectively. In 1998, the same two customers, accounted for 15% and 11% of total revenues, respectively. In 1997, the Company had one customer which accounted for 17% of total revenues. The Company does not expect to receive significant revenue from these customers in the future because they purchased source code in 1999.

     Concentration of Credit Risk

              Financial instruments that potentially subject the Company to concentration of credit risk consist principally of investments available for sale and trade receivables. The Company does not require collateral from its customers.

     Supplemental Cash Flow Information

              For the years ended December 31, 1999, 1998 and 1997, the Company paid interest of $43,000, $258,000 and $424,000, respectively (of which $242,000 was paid in 1997 to the majority stockholder and his wife (See
     Note 16)); federal income taxes of zero, $425,000 and zero, respectively; and state income taxes of zero, $70,000 and zero, respectively. In 1999 and 1997, the Company received refunds of federal income taxes of $161,000 and $1,516,000, respectively. In 1999, the Company received a refund of state income taxes of $70,000.

     Income Taxes

              The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," the objective of which is to recognize the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements as measured by enacted tax laws.

     Currency Translation

              The accounts of the international subsidiaries and branch operations are translated in accordance with SFAS No. 52, "Foreign Currency Translation," which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the year. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a cumulative currency translation adjustment in the accompanying consolidated statements of stockholders' equity. Transaction gains and losses are included in net loss. There are no material transaction gains or losses in the accompanying consolidated financial statements for the periods presented.

     Earnings (Loss) Per Share

              The Company presents earnings per share in accordance with SFAS No. 128, "Earnings per Share." Pursuant to SFAS No. 128, dual presentation of basic and diluted earnings per share ("EPS") is required for companies with complex capital structures on the face of the statements of income. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. Options to purchase 1,879,000, 2,025,000, and 1,980,000 shares of common stock with an average exercise prices per share of $2.33, $2.16, and $2.62 were outstanding as of December 31, 1999, 1998 and 1997, respectively, but were excluded from the diluted loss per common share calculation as the inclusion of these options would have an antidilutive effect.

Comprehensive Income (Loss)

              In 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentati of comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement also requires that all components of comprehensive income (loss) are displayed with the same prominence as other financial statements. Comprehensive income
(loss) consists of net income (loss) and foreign currency translation adjustments. The adoption of SFAS No. 130 had no impact on total stockholders' equity and is presented on the accompanying Consolidated Statements of Stockholders' Equity. Prior year financial statements have been reclassified to conform with the provisions established in SFAS No. 130.

Staff Accounting Bulletin No. 101 "Revenue Recognition"

              In December 1999, the Securities and Exchange Comm staff issued Staff Accounting Bulletin No. 101 Revenue Recognition" (SAB 101). SAB 101 summarizes the staff's views in applying general accepted accounting principles to revenue recognition. Management believes that the Company's current revenue recognition policy conforms to the guidance in SAB 101.

              3.      Discontinued Operations

     Bendata

         On February 27, 1996, the Company completed a merger with Bendata, Inc. and Bendata UK Limited LLC, (collectively "Bendata"). Bendata develops markets and supports the HEAT family of software applications for the internal help desk automation market. On September 4, 1998, the Company completed the sale of the capital stock of Bendata, which was accounted for as if it were effective on July 1, 1998. Effective on October 1, 1998, the Company's Australian branch ceased marketing and supporting HEAT and transferred existing HEAT customers to the buyer of Bendata. In consideration for the sale of Bendata, Astea received $35,000,000 in cash and a promissory note in the principal amount of $8,303,000 which was paid in September, 1999. During the year ended December 31, 1998, the Company recorded a gain of $34,267,000, net of taxes of $4,138,000.

     Abalon

              On June 28, 1996, the Company acquired all of the outstanding shares of Bebalon AB, the sole shareholder of E.L.G. Data AB, which was the sole shareholder of Astea International AB, formerly Abalon AB (collectively "Abalon") in a transaction accounted for under the purchase method of accounting. On December 31, 1998, Astea completed the sale of all of the capital stock of Abalon. In consideration for the sale of Abalon, the Company received $9,500,000 in cash, of which $1,100,000 was deposited in escrow. In August 1999, the Company received $928,000 from escrow. During the year ended December 31, 1998, the Company recorded a gain of $9,072,000, including a tax benefit of $1,201,000.

              Bendata and Abalon are being accounted for as discontinued operations. The accompanying Consolidated Financial Statements reflect the operating results and balance sheet items of the discontinued operations, as well as the related transaction gains, separately from continuing operations.

         Income (loss) from discontinued operations in the accompanying consolidated statements of income is as follows:

         Years Ended December 31,                                  1998           1997
         Revenues:

             Bendata                                         $   11,880,000    $20,935,000

             Abalon                                               6,215,000      7,838,000
                                                             -----------------------------
             Total                                           $   18,095,000    $28,773,000
                                                             =============================

         Income (loss) before income taxes:

             Bendata                                         $    1,293,000    $ 2,078,000
             Abalon                                              (2,844,000)      (447,000)
                                                             -----------------------------
             Total                                               (1,551,000)     1,631,000

         Income taxes:

             Bendata                                                146,000        877,000
             Abalon                                                       -         12,000
                                                             -----------------------------
             Total                                                  146,000        889,000

         Net income (loss):

             Bendata                                              1,147,000      1,201,000

             Abalon                                              (2,844,000)      (459,000)
                                                             -----------------------------
             Total                                           $   (1,697,000)   $   742,000
                                                             =============================

     4.       Restructuring and Other Charges

              During the fourth quarter of 1999, the Company recorded a restructuring charge of $1,630,000. These charges are the result of he wind-down of the Company's DISPATCH-1 product line. This wind-down has resulted in the reduction of DISPATCH-1 development and billable service activities. The charge includes severance payments, the write-off of capitalized software for certain DISPATCH-1 modules which will no longer be sold and reserves for contractual obligations to DISPATCH-1 customers. Through December 1999, these charges totaled $484,000, including $27,000 of severance payments and a $457,000 write-off of certain DISPATCH-1 capitalized software development costs.

              As of December 31, 1999, the balance of the accrued restructuring charge of $1,146,000 is required for severance commitments and contractual obligations to DISPATCH-1 customers payable through September 2000 (See
     Note 10).

              During the first quarter of 1997, the Company recorded a restructuring charge of $5,328,000 for actions aimed at reducing costs and consolidating its development activities primarily in its service automation product line. Since the restructuring was announced, the Company aggressively continued to close and consolidate excess capacity. Through December 1999, these charges totaled $4,528,000, including severance of $1,240,000, office-closing costs and unutilized lease expense of $2,550,000 and other consolidation costs of $738,000. During the second quarter of 1998, the Company evaluated its restructuring accrual based upon then current facts and determined that $800,000 was not needed and, accordingly, the accrual was adjusted. This excess related to lower than expected office-closing costs.

              During the fourth quarter of 1999, the Company accrued a one-time consulting fee of $304,000 (See Note 16).

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

     5.       Cash and Cash Equivalents

              December 31,                                            1999                1998
              --------------------------------------------------------------------------------------
              Cash and money market accounts                          $4,253,000      $ 11,089,000
              Commercial Paper                                         1,905,000         3,202,000
                                                                ------------------------------------
                                                                      $6,158,000      $ 14,291,000
                                                                ====================================

     6.       Investments Available for Sale

              December 31,                                           1999                1998
              --------------------------------------------------------------------------------------
              U.S. Government Agencies Securities                   $  9,343,000      $ 10,010,000
              Corporate and Municipal Bonds                           28,564,000        12,593,000
                                                                ------------------------------------
                                                                    $ 37,907,000      $ 22,603,000
                                                                ====================================

              All investments available for sale have maturities of less than twelve months from the respective balance sheet date. Losses on sales of securities for the years ended December 31, 1999 and 1998 were zero, and in 1997 a loss of $24,000 was recorded, and has been included in interest expense in the accompanying consolidated statements of income.

     7.       Receivables

              December 31,                                      1999              1998
              -------------------------------------------------------------------------------
              Billed receivables                               $ 6,982,000        $7,876,000
              Unbilled receivables                               1,747,000           743,000
              Royalties receivable                                 558,000           728,000
                                                          -----------------------------------
                                                               $ 9,287,000        $9,347,000
                                                          ===================================

              Billed receivables represent billings for the Company's products and services to end users, while royalties' receivable represents billings to the Company's value added resellers. Receivables and value added resellers are shown net of reserves for estimated uncollectible amounts. Unbilled receivables represent contractual amounts due within one year under software licenses, which are not yet billable.

     8.       Property and Equipment

                                                          Useful Life/              December 31,
                                                          LeaseTerm             1999             1998
                                                          ---------             ----             ----
             Computers and related equipment                   3            $ 4,664,000       $  4,325,000
             Furniture and fixtures                           10                268,000            140,000
             Equipment under capital leases                    3                865,000            865,000
             Leasehold improvements                           15                114,000            114,000
             Office equipment                                 3-7               484,000            429,000
             Other                                             5                      -             23,000
                                                                            ------------------------------
                                                                              6,395,000          5,896,000
             Less:  Accumulated depreciation
                and amortization                                             (5,373,000)        (4,427,000)
                                                                            ------------------------------
                                                                            $ 1,022,000       $  1,469,000
                                                                            ==============================

              Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $946,000, $1,280,000 and $1,574,000, respectively.

              Equipment under capital leases includes telephone systems, computers and related equipment. Title to the property is owned by the financing companies. The gross book value of equipment securing these leases is $865,000 as of December 31, 1999 and 1998. Accumulated amortization on assets under capital leases as of December 31, 1999 and 1998 was $857,000 and $637,000, respectively.

     9.       Capitalized Software Development Costs

              December 31,                                               1999                1998
              -------------------------------------------------------------------------------------------
              Capitalized software development costs                  $     2,458,000      $    5,441,000
              Less:  Accumulated amortization                                (686,000)         (2,504,000)
                                                                  ---------------------------------------
                                                                      $     1,772,000      $    2,937,000
                                                                  =======================================

              The Company capitalized software development costs for the years ended December 31, 1999, 1998, and 1997 of $800,000, $1,233,000, and
     $950,000, respectively. Included in 1998 capitalized software development costs is $433,000 of third party software received in exchange for the Company's software products. Amortization of software development costs for the years ended December 31, 1999, 1998 and 1997 was $1,508,000, $1,108,000, and $577,000, respectively. The Company wrote-off capitalized software development costs of $3,783,000 in 1999 and $723,000 in 1997 and related accumulated amortization of $3,326,000 in 1999 and $270,000 in 1997 (See Note 4).

     10.      Accounts Payable and Accrued Expenses

             December 31,                                                    1999                  1998
             ---------------------------------------------------------------------------------------------
             Accounts payable                                            $ 2,693,000          $ 4,234,000
             Accrued compensation and related benefits                     2,102,000            2,037,000
             Accrued disposal costs                                          149,000            1,030,000
             Accrued restructuring (See Note 4)                            1,146,000              152,000
             Other accrued liabilities                                     1,617,000            1,220,000
                                                                  ----------------------------------------
                                                                         $ 7,707,000          $ 8,673,000
                                                                  ========================================

     11.     Debt

             December 31,                                                      1999                  1998
             ---------------------------------------------------------------------------------------------
             Capitalized lease obligations (See Note  13)                   $ 459,000           $  652,000
             Note payable to stockholder (See Note 13)                              -              703,000
                                                                     -------------------------------------
                                                                              459,000            1,355,000
             Less:  Current portion                                          (410,000)            (887,000)
                                                                     -------------------------------------
                                                                             $ 49,000           $  468,000
                                                                     =====================================

              The $703,000 note payable to stockholder was repaid in January
     1999.

              During 1999, the Company obtained a line of credit with a maximum borrowing ability of $5,000,000. The line of credit bears interest at the lending bank's prime rate (8.5% at December 31, 1999). Borrowings under the line are secured by the Company's assets. The line expires on September 29, 2000. During 1999, the line of credit was not used. As of December 31, 1999 the Company was not in compliance with certain debt covenants and has received a waiver.

              See Note 13 for maturity of capital lease obligations.

12.  Income Taxes

               The provision (benefit) for income taxes is as follows:

      Years ended December 31,                            1999                1998                1997
      --------------------------------------------------------------------------------------------------------
      Current:
          Federal                                     $ (226,000)         $ 6,291,000          $ (2,834,000)
          State                                                -              389,000                     -
          Foreign                                              -                    -            (2,540,000)
                                                      -----------------------------------------------------
                                                        (226,000)           6,680,000            (5,374,000)
      Deferred:
          Federal                                       (459,000)             855,000             1,132,000
          State                                                -                    -                     -
          Foreign                                              -                    -                     -
                                                      -----------------------------------------------------
                                                        (459,000)             855,000             1,132,000
                                                      -----------------------------------------------------
                                                        (685,000)           7,535,000            (4,242,000)
          Increase/(decrease) in
             valuation allowance                         685,000           (5,255,000)            4,254,000
                                                      -----------------------------------------------------
                                                      $        -          $ 2,280,000          $     12,000
                                                      =====================================================

      Continuing Operations                           $        -          $  (803,000)         $   (877,000)

      Discontinued Operations:
          Income from discontinued operations         $        -                                    899,000
          Gain on sale of discontinued
             operations                                        -            2,937,000                     -
                                                      -----------------------------------------------------
                                                      $        -          $ 2,280,000          $     12,000
                                                      =====================================================

              The approximate income tax effect of each type of temporary difference is as follows:

              December 31,                                                      1999                1998
              ---------------------------------------------------------------------------------------------
              Deferred income tax assets:
                  Revenue recognition                                       $   352,000         $   790,000
                  Accruals and reserves not
                    currently deductible for tax                              1,329,000             672,000
                  Benefit of operating loss carryforward                        320,000             129,000
                  Deferred compensation                                          59,000              62,000
                  Depreciation methods                                          131,000             120,000
                  Alternative minimum tax                                       370,000             295,000
                  Variable option                                               144,000                   -
                                                                            -------------------------------
                                                                              2,705,000           2,068,000
              Deferred income tax liabilities:
                  Capitalized software development costs                       (656,000)           (940,000)
                                                                            -------------------------------
                                                                               (656,000)           (940,000)
                  Valuation reserve                                          (1,491,000)           (129,000)
                                                                            -------------------------------
                  Net deferred income tax asset (liability)                 $   558,000         $   999,000
                                                                            ===============================

              In 1999 and 998, the Company recorded a valuation allowance against its net deferred asset balance. This valuation allowance was determined by management based on its current assessment of what portion of the asset is more likely than not to be realized. The amount of the deferred tax considered realizable as of December 31, 1999, however, could be adjusted as estimates of future taxable income change.

              The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

              Years ended December 31,                               1999              1998           1997
              ----------------------------------------------------------------------------------------------
              Federal statutory tax rate                            (34.0)%           (34.0)%        (34.0)%
              Adjustment of valuation reserve                        19.4              22.0           22.2
              Net operating losses from foreign
                subsidiaries not benefited                           15.2               1.2            7.6
              State income taxes, net of federal tax
                benefit                                                 -              (1.7)             -
              Nondeductible expenses                                 (0.3)              8.1            0.4
              Other                                                  (0.3)             (5.3)          (0.6)
                                                                   -----------------------------------------
              Effective income tax rate                                 - %            (9.7)%         (4.4)%
                                                                   =========================================

              As of December 31, 1999, the Company had a net operating loss carryforward for United States federal income tax purposes of approximately $8,000,000. Included in the aggregate net operating loss carryforward is $7,055,000 of tax deductions related to equity transactions, the benefit of which will be credited to stockholders' equity, if and when realized after the other tax deductions in the carryforwards have been realized. The net operating loss carryforward began to expire in 2000.

     13.      Commitments and Contingencies

              The Company leases facilities and equipment under noncancelable operating leases and equipment under noncancelable capital leases. Interest rates on the capital leases range from 9.0% to 9.2%.

              Rent expense under all operating leases for the years ended December 31, 1999, 1998 and 1997 was $1,946,000, $1,892,000, and
     $1,800,000, respectively.

              Future minimum lease payments under the Company's leases as of December 31, 1999 are as follows:

                                                            Operating Leases          Capital Leases
                                                            ----------------          --------------
              2000                                             $ 1,894,000             $ 488,000
              2001                                               1,686,000                27,000
              2002                                               1,216,000                     -
              2003                                                 309,000                     -
              2004                                                 277,000
              Thereafter                                                 -
                                                            ---------------------------------------
              Total minimum lease payments                     $ 5,381,000             $ 515,000
                                                            =======================================

              Less:  Amount representing interest                                        (56,000)
                                                                                    ---------------
              Present value of future minimum lease
                 payments                                                                459,000
              Less:  Current portion                                                    (410,000)
                                                                                    ---------------
                                                                                       $  49,000
                                                                                    ===============

              In September 1997, the Company settled a dispute with a customer regarding the implementation of the Company's software products. In conjunction with the settlement, the Company issued 81,000 shares of common stock, paid $300,000 in October 1997 and entered into a non-interest bearing promissory note for $337,000 which was paid in April 1998.

              In connection with the 1997 settlement of a dispute and to avoid potential litigation with a stockholder, the Company entered into an agreement with a stockholder which provided, among other items, a $1,000,000 non-interest bearing promissory note payable in twenty equal quarterly installments through June 30, 2002 (present value of $825,000), a non-qualified stock option grant to purchase 90,000 shares of the Company's common stock with a fair value of $157,000 and a $300,000 cash payment made on October 1, 1997. The Company did not make the December 31, 1998 payment on time and the entire remaining balance of the note became due. The Company paid approximately $703,000 in January 1999 to satisfy the note payable.

              The Company is from time to time involved in certain legal actions and customer disputes arising in the ordinary course of business. In the Company's opinion, the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

     14.      Profit Sharing Plan/Savings Plan

              The Company maintains a voluntary profit sharing plan, including a
     Section 401(k) feature, covering all qualified and eligible employees. Company contributions to the profit sharing plan are determined at the discretion of the Board of Directors. Effective July 1, 1998, the Company began matching 25% of eligible employees' contributions to the 401(k) plan up to a maximum of 1.5% of each employee's compensation. The Company expensed approximately $127,000 and $51,000 for the year ended December 31, 1999 and 1998, respectively.

     15.      Equity Plans

     Stock Option Plans

              The Company has Stock Option Plans (the "Plans") under which incentive and non-qualified stock options may be granted to its employees, officers, directors and others. Generally, incentive stock options are granted at fair value, become exercisable over a four-year period, and are subject to the employee's continued employment. Non-qualified options are granted at exercise prices determined by the Board of Directors and vest over varying periods. A summary of the status of the Company's stock options as of December 31, 1999, 1998 and 1997 and changes during the years then ended is as follows:

                                                                                                     OPTIONS
                                                              OPTIONS OUTSTANDING                  EXERCISABLE
                                                          --------------------------------------------------------------
                                           Shares                            Wtd. Avg.                       Wtd. Avg.
                                          Available                          Exercise                        Exercise
                                          for Grant         Shares             Price            Shares         Price
    Balance, January 1, 1997                188,000        1,859,000             4.93           590,000        $2.79
       Authorized                           500,000                -                -
       Granted at market                 (1,539,000)       1,539,000             2.68
       Granted outside Plan at market             -          721,000             3.35
       Cancelled                          1,556,000      (1,556,000)             5.28
       Cancelled outside Plan                     -        (433,000)             5.12
       Exercised                                  -        (150,000)             0.65
                                          ------------------------------------------------------------------------------
    Balance, December 31, 1997              705,000        1,980,000             2.62           774,000        $2.25
       Authorized                           500,000                -                -
       Granted at market                 (1,887,000)       1,887,000             1.93
       Granted at below market            (300,000)          300,000             1.88
       Granted outside Plan at market             -          261,000             1.69
       Cancelled                          1,798,000      (1,798,000)             2.37
       Cancelled outside Plan                     -        (453,000)             2.39
       Exercised                                  -        (152,000)              .62
                                          -----------------------------------------------------------------------------
    Balance, December 31, 1998              816,000        2,025,000             2.16           991,000        $2.29
       Authorized
       Granted at below market             (572,000)         572,000             3.24
       Granted at market                   (413,000)         413,000             2.48
       Granted outside Plan at market             -            9,000                -
       Cancelled                            563,000         (563,000)            2.50
       Cancelled outside Plan                     -           (9,000)            1.69
       Exercised                                  -         (569,000)            1.73
                                          ------------------------------------------------------------------------------
    Balance, December 31, 1999              394,000        1,878,000             2.33           702,000         2.08
                                          ==============================================================================

              The following table summarizes information about stock options outstanding at December 31, 1999:

                                              OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                 ----------------------------------------------------    --------------------------------
                                                    Weighted
                                                     Average             Weighted                           Weighted
              Range of              Number          Remaining             Average             Number        Average
           Exercise Prices       Outstanding   Contractual Life        Exercise Price       Exercisable   Exercise Price
           ---------------       -----------   ----------------        --------------       -----------   --------------
         $ 0.21   -   $ 1.41          137,000        3.46                  $0.28               135,000        $0.26
           1.69   -     1.69          666,000        7.58                   1.69               406,000         1.69
           1.72   -     2.41          213,000       11.37                   2.26                30,000         1.72
           2.50   -    15.00          862,000        9.29                   3.17               131,000         5.28
                                    ---------                                                  -------
           0.21   -    15.00        1,878,000        8.49                   2.33               702,000         2.08
                                    =========                                                  =======

              In July 1996, the Company repriced all outstanding non-officer employee options to $7.75, the fair market value on the new grant date. In October 1996, the Company repriced certain outstanding officer options to the current fair market value of $5.50. In April 1997, the Company repriced all outstanding employee options to $2.52, the fair market value on the new grant date. In September 1998, the Company repriced all outstanding employee options to $1.69, the fair market value on the new grant date. Options granted to directors under the 1995 Director Plan were not repriced. This third repricing of these cause intrinsic value to be remeasured at the end of each reporting period. The resultant change in each period will be a charge or reduction in expense for that period. The ultimate value of the option will be determined upon exercise of the option or other settlement of the option. As of December 31, 1999, the Company has recorded a cumulative charge to expense of $387,000.

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

                                                           1999                 1998               1997
                                                    ------------------------------------------------------
     Net income (loss) - as reported                $  (3,576,000)       $ 34,151,000        $(18,494,000)
     Net income (loss) - pro forma                  $  (4,000,000)       $ 32,151,000        $(22,103,000)

     Basic and diluted earnings (loss)
         per share - as reported                    $       (0.26)       $       2.53        $      (1.40)

     Basic and diluted earnings (loss)
         per share - pro forma                      $       (0.29)       $       2.39        $      (1.67)

          The resulting effect on pro forma net income (loss) and net income
     (loss) per share disclosed for 1999, 1998 and 1997 is not likely to be representative of the effects on net income (loss) and net income (loss) per share on a pro forma basis in future years, because 1999, 1998 and 1997 pro forma results include the impact of only three, two and one years, respectively, of grants and related vesting, while subsequent years will include additional years of grants and vesting.

          The weighted average fair value of those options granted during the years ended December 31, 1999, 1998 and 1997 was estimated as $1.87, $1.16, and $1.84, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.72%, 5.05% and 6.60% for 1999, 1998 and 1997 grants, respectively; an expected life of six years; volatility of 85%; and a dividend yield of zero for 1999, 1998 and 1997 grants.

          The weighted average fair value of the employee purchase rights granted in 1999, 1998 and 1997 was $0.78, $0.76 and $1.51, respectively.
     The fair value of the purchase rights was estimated using the Black-Scholes model with the following weighted average assumptions: risk-free interest rate of 4.58%, 5.09% and 6.10% for 1999, 1998 and 1997, respectively; an expected life of six months; volatility of 85%; and a dividend yield of zero for 1999, 1998 and 1997.

     Employee Stock Purchase Plan

          In May 1995, the Company adopted an employee stock purchase plan (the "ESPP") which allows full-time employees with one year of service the opportunity to purchase shares of the Company's common stock through payroll deductions at the end of bi-annual purchase periods. The purchase price is the lower of 85% of the average market price on the first or last day of the purchase periods. An employee may purchase up to a maximum of 500 shares or 10% of the employee's base salary, whichever is less, provided that the employee's ownership of the Company's stock is less than 5% as defined in the ESPP. Pursuant to the ESPP, 250,000 shares of common stock were reserved for issuance. During 1999, 1998 and 1997, shares purchased were 20,216, 20,819 and 24,357, respectively. At December 31, 1999, there were 184,608 shares available for future purchases.

     16.      Related Party Transactions

              The Company had leased certain of its office facilities from its majority stockholder and his wife under a noncancelable capital lease which had an original expiration date of 2009 and required annual lease payments of $399,000. Payments of $283,000 for the year ended December 31, 1997 was made by the Company under this lease. On September 17, 1997, the Company entered into a lease termination agreement with the majority stockholder and his wife, whereby the Company agreed to pay $583,000. During 1997, the Company paid $272,000 of this amount, with the remainder of $311,000 paid in February 1998. In conjunction with the lease termination, the Company wrote-off the building under capital lease, net of accumulated amortization and the capital lease obligation and recorded a net charge of $36,000 to the restructuring accrual. In management's opinion, the terms of this related party lease and the related lease termination were at least as favorable to the Company as could have been obtained from an unaffiliated third party.

              In 1999, 1998, and 1997, the Company paid premiums on behalf of the majority stockholder and his wife of $75,000, $70,000, and $52,000, respectively, under split dollar life insurance policies.

              On December 31, 1999, the Company's majority stockholder and Chairman (the "stockholder") ceased active employment with the Company. He was engaged as a consultant for the period from January 1, 2000 until December 31, 2000. Under the terms of the consulting agreement, the stockholder will receive annual compensation of $354,000, split dollar life insurance benefits and indemnification for tax liabilities during the Company's S-corporation status. The Company charged to expense $304,000 deemed to be severance during the fourth quarter of 1999. Prior to August 1995, the Company had elected to be taxed under subchapter S of the Internal Revenue Code. As a result, the Company was not subject to federal income taxes, and the taxable income of the Company was included in the sole stockholder's tax return.

              The stockholder will continue as Chairman of the Company and will be compensated as a non-employee director in 2000.

     17.      Geographic Segment Data

              The Company operates in one business segment. The following table presents information about the Company's operations by geographic area:

    Year ended December 31,                                    1999                  1998                  1997
    --------------------------------------------------------------------------------------------------------------
    Revenues:
         Software license fees
              United States
                    Domestic                            $   7,831,000       $      2,963,000      $      6,431,000
                    Export                                    982,000                161,000               410,000
                                                        ----------------------------------------------------------
                         Total United States
                             software license fees          8,813,000              3,124,000             6,841,000

              Europe                                        1,334,000              2,382,000             1,492,000
              Other foreign                                 1,165,000                316,000               880,000
                                                        ----------------------------------------------------------
                         Total foreign software
                             license fees                   2,499,000              2,698,000             2,372,000
                                                        ----------------------------------------------------------
                         Total software license fees       11,312,000              5,822,000             9,213,000
                                                        ----------------------------------------------------------

    Services and maintenance
              United States
                    Domestic                              13,968,000             15,153,000             14,869,000
                    Export                                 1,447,000              1,347,000              1,344,000
                                                        ----------------------------------------------------------
                          Total United States
                              service and
                              maintenance revenue         15,415,000             16,500,000             16,213,000
                                                        ----------------------------------------------------------

              Europe                                       5,008,000              5,042,000              5,079,000
              Other foreign                                1,300,000              1,577,000              1,656,000
                                                        ----------------------------------------------------------
                          Total service and
                              maintenance revenue         21,723,000             23,119,000             22,948,000

                                                        ----------------------------------------------------------
                              Total revenue             $ 33,035,000        $    28,941,000       $     32,161,000
                                                        ==========================================================

    Income (loss) from continuing operations
          before interest and taxes
              United States                             $ (5,094,000)       $    (7,856,000)      $    (14,947,000)
              Europe                                        (868,000)              (339,000)            (4,214,000)
              Other foreign                                  223,000               (595,000)              (956,000)
                                                        ----------------------------------------------------------
                    Total income (loss) from
                       continuing operations
                       before interest and taxes        $ (5,739,000)       $    (8,790,000)      $    (20,117,000)
                                                        ==========================================================

    Identifiable assets
              United States                             $ 112,773,000       $   114,862,000       $     76,952,000
              Europe                                        3,161,000             4,012,000              2,012,000
              Other foreign                                 1,720,000             1,817,000              1,521,000
              Discontinued operations                                                                    6,343,000
              Eliminations                                (59,020,000)          (57,078,000)           (56,303,000)
                                                        ----------------------------------------------------------
                    Total assets                        $  58,634,000       $    63,613,000       $     30,525,000
                                                        ==========================================================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant.

         Information concerning the directors of the Company is incorporated herein by reference to the information contained under the heading "Election of Directors" in the registrant's definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders to be held on May 18, 2000, which will be filed with the Securities and Exchange Commission not later than April 30, 2000 (the "Definitive Proxy Statement").

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

                                    PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

       (a)(1)(A)     Consolidated Financial Statements.

              i)     Consolidated Balance Sheets at December 31, 1999 and 1998

             ii) Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

            iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

             iv) Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

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

         10.3 Form of Incentive Stock Option Agreement under the 1994 Amended Stock Option Plan (Incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, as amended (File No. 33-92778)).
         10.4 1991 Amended Non-Qualified Stock Option Plan (Incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, as amended (File No. 33-92778)).
         10.5 Form of Non-Qualified Stock Option Agreement under the 1991 Amended Non-Qualified Stock Option Plan (Incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, as amended (File No. 33-92778)).
         10.6 1995 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, as amended (File No. 33-92778)).
         10.7 Amendment No. 1 to 1995 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997).
         10.8 1995 Employee Stock Purchase Plan Enrollment/Authorization Form (Incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8, filed on September 19, 1995 (File No. 33-97064)).
         10.9 Amended and Restated 1995 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
         10.10 Form of Non-Qualified Stock Option Agreement under the 1995 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed on September 19, 1995 (File No. 33-97064)).
         10.11      1997 Stock Option Plan (Incorporated herein by reference to
                    Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
         10.12 Form of Non-Qualified Stock Option Agreement under the 1997 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
         10.13 Form of Incentive Stock Option Agreement under the 1997 Stock Option Plan (Incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
         10.14      1998 Stock Option Plan (Incorporated herein by reference to
                    Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
         10.15 Form of Non-Qualified Stock Option Agreement under the 1998 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
         10.16 Form of Incentive Stock Option Agreement under the 1998 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
         10.17 Agreement of Lease, dated July 12, 1996, between the Company and C/N Horsham Towne Limited Partnership (Incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                    1996).
         10.18 Loan and Security Agreement, dated August 1, 1999, between the Company and Silicon Valley Bank (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30,
                    1999).
         10.19 Modification Agreement dated as of June 30, 1997, by and among the Company, PNC Bank, National Association, successor by merger to Midlantic Bank, N.A. and PNC

                    Leasing Corp. (Incorporated herein by reference to Exhibit
                    10.24 to the Company's Annual Report on Form 10-K for the
                    year ended December 31, 1997).
         10.20      Cross Collateralization Agreement dated June 30, 1997, by
                    and among the Company, PNC Bank, National Association and
                    PNC Leasing Corp. (Incorporated herein by reference to
                    Exhibit 10.25 to the Company's Annual Report on Form 10-K
                    for the year ended December 31, 1997).
         10.21      Modification Agreement dated April 30, 1998 by and among the
                    Company, PNC Bank, National Association and PNC Leasing
                    Corp. (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
         10.22*     Letter to John G. Phillips regarding severance terms.
         10.23      Letter to Bruce R. Rusch regarding employment terms.
                    (Incorporated herein by reference to Exhibit 10.1 to the
                    Company's Quarterly Report on Form 10-Q for the quarter
                    ended June 30, 1999).
         10.24*     Letter to Howard P. Kamins regarding employment terms.
         10.25*     Consulting Agreement between the Company and Zack B.
                    Bergreen.
         10.26*     Transfer of Rights Agreement regarding PowerHelp
         10.27*     Guaranty in connection with Transfer of Rights Agreement
                    regarding PowerHelp.
         21.1*      Subsidiaries of the Registrant.
         23.1*      Consent of Arthur Andersen LLP.
         24.1*      Powers of Attorney (See the Signature Page).
         27.1*      Financial Data Schedule.

         ______________________
         *      Filed herewith

         (b)    Reports on Form 8-K.

         The Company filed no current reports on Form 8-K, or amendments to current reports on Form 8-K/A, during the fiscal quarter ended December 31, 1999.

         (c)    Exhibits.

         The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) set forth above.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 2000.

                                   ASTEA INTERNATIONAL INC.


                                   By: /s/ Bruce R. Rusch
                                       -----------------------------
                                           Bruce R. Rusch
                                           President and Chief
                                           Executive Officer

                               POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruce R. Rusch and John G. Phillips, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  Signature                                      Title                                 Date
                  ---------                                      -----                                 ----
         /s/ Bruce R. Rusch                          President and Chief Executive                March 27, 2000
         -------------------
         Bruce R. Rusch                              Officer (Principal Executive Officer)

         /s/ John G. Phillips                        Vice President and Chief                     March 27, 2000
         ---------------------------
         John G. Phillips                            Financial Officer (Principal
                                                     Financial and Accounting
                                                     Officer)

         /s/ Barry M. Goldsmith                      Director                                     March 27, 2000
         ---------------------------
         Barry M. Goldsmith

         /s/ Henry H. Greer                          Director                                     March 27, 2000
         ---------------------------
         Henry H. Greer

         /s/ Bruce R. Rusch                          Director                                     March 27, 2000
         ---------------------------
         Bruce R. Rusch

                                                                     SCHEDULE II


                           ASTEA INTERNATIONAL INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                               Balance at                                       Other          Balance at
                               Beginning                                        Increases/     End of
Classification                 of Period       Additions (1)  Deductions (2)    Decreases (3)  Period
--------------                 ---------       -------------  --------------    ------------   ------
For the Year Ended
  December 31, 1997

   Reserve for estimated
     uncollectible accounts    $  1,223,000    $  1,055,000    $   (841,000)    $   (213,000)   $  1,224,000

   Reserve for
     restructuring                        -    $  5,328,000    $ (2,083,000)    $ (1,377,000)   $  1,868,000

For the Year Ended
  December 31, 1998

   Reserve for estimated
     uncollectible accounts    $  1,224,000    $  1,257,000    $ (1,974,000)    $    261,000    $    768,000
   Reserve for
     restructuring             $  1,868,000    $   (800,000)   $   (875,000)    $    (41,000)   $    152,000

For the Year Ended
  December 31, 1999

   Reserve for estimated
     uncollectible accounts    $    768,000    $    708,000    $   (316,000)    $   (113,000)   $  1,047,000

   Reserve for
     restructuring             $    152,000    $  1,630,000    $   (179,000)    $   (457,000)   $  1,146,000

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