Form 10-K/A
period 1999-12-31
ASTEA INTERNATIONAL INC
filed 2000-04-28
CIK 945989

==============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         ____________________________

                                   FORM 10-K/A
(Mark One)
 [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
 For The Fiscal Year Ended: December 31, 1999
                                      or

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

                       DOCUMENTS INCORPORATED BY REFERENCE
None.
================================================================================

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
                  PART I

Item 1.           Business                                                               3
Item 2.           Properties                                                            10
Item 3.           Legal Proceedings                                                     10
Item 4.           Submission of Matters to a Vote of Security Holders                   10

                  PART II

Item 5.           Market for Registrant's Common Equity and Related                     11
                  Stockholder Matters
Item 6.           Selected Financial Data                                               12
Item 7.           Management's Discussion and Analysis of Financial                     14
                  Condition and Results of Operations
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk            26
Item 8.           Financial Statements and Supplementary Data                           27
Item 9.           Changes in and Disagreements with Accountants on                      49
                  Accounting and Financial Disclosure

                  PART III

Item 10.          Directors and Officers of the Registrant                              49
Item 11.          Executive Compensation                                                50
Item 12.          Security Ownership of Certain Beneficial Owners and                   54
                  Management
Item 13.          Certain Relationships and Related Transactions                        55

                  PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports                  56
                  on Form 8-K

                  Signature Page                                                        59

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The Directors and the executive officers of the Company, their ages, business experience and the positions currently held by each such person with the Company are listed below.

  Zack B. Bergreen, 55, founded the Company in November 1979. From November 1979 to January 1998, he served as President, Treasurer and Director of the Company and in April 1995 was elected Chief Executive Officer and Chairman of the Board of Directors. From January 1998 through August 1999 Mr. Bergreen served as Chairman of the Board and Chief Executive Officer. Mr. Bergreen has served as Chairman of the Board since August 1999, when Mr. Rusch was elected President and Chief Executive Officer. Mr. Bergreen holds Bachelor of Science and Master of Science degrees in Electrical Engineering from the University of Maryland.

  Bernard M. Goldsmith, 56, joined the Company's Board of Directors in April 1999 and is a member of the Audit Committee. He currently serves as Managing Director of Updata Capital, Inc. He is also Manager of Fallen Angel Capital, LLC, which is the general partner of Fallen Angel Equity Fund, L.P., which currently beneficially owns more than 5% of the shares of Common Stock of the Company. Mr. Goldsmith additionally serves on the boards of directors of Compuware Corporation, Dendrite International, Inc. and several private companies. Mr. Goldsmith has a B.A. in business administration from Rutgers University.

  Henry H. Greer, 62, joined the Company's Board of Directors in June 1997 and is a member of the Audit Committee. He currently is a self-employed consultant. Between 1990 and his retirement in March 1999, Mr. Greer was the President and Chief Operating Officer of SEI Investments. Mr. Greer holds an AB in Economics from Dartmouth College. Mr. Greer additionally serves on the boards of directors of Omega Healthcare Investors Inc. and SEI Corp., an investment management company.

  Bruce R. Rusch, 56, joined the Company's Board of Directors in February 1994 and was elected President and Chief Executive Officer of the Company in August 1999. From January 1995 until his resignation to join the Company as an officer, Mr. Rusch was the President and Chief Operating Officer of Analogic Corp., a manufacturer and vendor of medical equipment. From January 1993 to December 1994, Mr. Rusch was Corporate Group Vice President for Analogic Corp. Mr. Rusch has served as President and Chief Executive Officer of SKY Computers, Inc., a manufacturer and vendor of computer hardware. Mr. Rusch serves on the boards of directors of Analogic Corp. and Beacon Financial. Mr. Rusch holds a Bachelor of Science degree in Electrical Engineering from Bradley University and a Master of Business Administration degree from the University of Chicago.

  Howard P. Kamins, 42, joined the Company in December 1999 and was elected Vice President, General Counsel and Secretary in February 2000. From April 1996 until he resigned to join the Company, Mr. Kamins served in a number of management capacities at EA Industries, Inc. ("EAI"), most recently as Chief Executive Officer. Mr. Kamins currently serves on the board of directors of EAI which is publicly traded. EAI filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in May 1999 at which time Mr. Kamins was a Vice President and General Counsel of EAI. From February 1996 to April 1996, Mr. Kamins operated a private legal practice. From December 1992 through February 1996, Mr. Kamins was Vice President and Assistant General Counsel of NovaCare, Inc. Mr. Kamins holds a B.A. degree from the State University of New York and a JD from Stanford Law School.

  John G. Phillips, 40, joined the Company as its Controller in March 1995 and was elected Vice President and Chief Financial Officer in May 1997 and Treasurer in January 1998. Before joining the Company, Mr. Phillips was the Vice President and Chief Financial Officer of HomeCareUSA, a medical equipment supplier, since September 1993. Mr. Phillips previously served in a number of management capacities at Decision Data, Inc. from July 1982 until August 1993. Mr. Phillips holds a Bachelor of Science degree in Accounting from St. Joseph's University.

  Section 16(a) of the Exchange Act requires the Company's Directors, executive officers and holders of more than 10% of the Company's Common Stock (collectively, "Reporting Persons") to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Such persons are required by regulations of the Commission to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the fiscal year ended December 31, 1999 and written representations from certain Reporting Persons, the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended December 31, 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

  The following table sets forth information concerning the compensation for services in all capacities to the Company for the fiscal years ended December 31, 1999, 1998, and 1997, of the following persons (i) each person who served as Chief Executive Officer during the year ended December 31, 1999, (ii) the only other executive officer of the Company in office at December 31, 1999 who earned more than $100,000 in salary and bonus in fiscal 1999 (collectively, the "Named Executive Officers"), and (iii) two former executive officers of the Company who were not employed by the Company on December 31, 1999, but otherwise would have been named executive officers.

                          SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                        Annual Compensation                     COMPENSATION
                        ---------------------------------------------------  -------------------
                                                                                 Securities
       Name and                                                                  UNDERLYING                 All Other
  PRINCIPAL POSITION     YEAR      SALARY ($)       BONUS ($)                OPTIONS (# OF SHARES)       COMPENSATION ($)
----------------------  ------  ----------------  -------------             -----------------------     ------------------

Zack B. Bergreen          1999       $300,000               --                             --               $74,800(1)
Chairman of the Board     1998        300,000               --                             --               $69,600(1)
 and Former Chief         1997        300,000               --                             --                52,200(1)
 Executive Officer(1)


Bruce R. Rusch            1999       $128,390(2)            --                        500,000(2)                 --
President and Chief
 Executive Officer

John G. Phillips          1999       $147,000               --                             --
Vice President and        1998        134,375           10,000                        122,500(3)                 --
 Chief Financial          1997        111,979            5,000                         97,500(4)
 Officer


Charles D. LaMotta        1999       $143,787(5)            --                             --                    --
Former President and      1998        179,487          $75,000                        600,000(5)
 Chief Operating
 Officer(5)

R. Scott Sander           1999       $100,977(6)        35,100                             --                    --
Former Vice               1998         90,102           32,204                        200,000(6)
 President, Sales,
 North America(6)

-
(1) Includes premiums for term, split-dollar life insurance paid by the Company on behalf of the Named Executive Officer. Mr. Bergreen resigned from his position as an employee of the Company and became a consultant to the Company effective on January 1, 2000.
(2) Mr. Rusch and was granted options to purchase 500,000 shares of Common Stock in July 1999 and was named President and Chief Executive Officer on August 9, 1999.
(3) Represents an option granted in 1998 to purchase 25,000 shares of Common Stock, which was repriced later in 1998 (and therefore counted twice for purposes of this table) and other options to purchase 72,500 shares, which were repriced in 1998. The Commission's regulations require that repriced options be reported as new grants in the year of repricing.
(4) Includes options granted in 1997 to purchase 50,000 shares of Common Stock, and options to purchase an aggregate of 47,500 shares of Common Stock that were repriced separately in 1997. The Commission's regulations require that repriced options be reported as new grants in the year of repricing.
(5) Represents an option granted in 1998 to purchase 300,000 shares of Common Stock, which was repriced later in 1998 (and therefore counted twice for purposes of this table). The Commission's regulations require that repriced options be reported as new grants in the year of repricing. Mr. LaMotta resigned from the Company on July 31, 1999 and in addition to the cash compensation noted above received $112,500 during 1999 as severance.
(6) Represents an option granted in 1998 to purchase 100,000 shares of Common Stock, which was repriced later in 1998 (and therefore counted twice for purposes of this table). The Commission's regulations require that repriced options be reported as new grants in the year of repricing. Mr. Sander resigned from the Company on September 30, 1999 and in addition to the cash compensation noted above received $35,000 during 1999 as severance.

OPTION GRANTS IN LAST FISCAL YEAR

  The following table sets forth each grant of stock options made during the year ended December 31, 1999 to each of the Named Executive Officers:

                                                  Individual Grants
                                     ----------------------------------------
                                                                                           PERCENT OF
                                                                                    POTENTIAL REALIZABLE VALUE AT
                                             TOTAL                                          ASSUMED
                            NUMBER OF       OPTIONS                                 ANNUAL RATES OF STOCK PRICE
                            SECURITIES     GRANTED TO                                 APPRECIATION FOR OPTION
                            UNDERLYING     EMPLOYEES    EXERCISE                             TERMS(2)
                             OPTIONS       IN FISCAL     PRICE        EXPIRATION          -------------
Name                         GRANTED (#)      YEAR      ($/SHARE)(1)     DATE            5%($)      10%($)
--------------------------  ----------     ----------   --------      ----------       --------    ----------


Bruce R. Rusch                 500,000(3)          52%     $2.50       7/21/2009       $887,924     $2,154,287

--------------
(1) The exercise price per share of each option was fixed by the Board of Directors; the fair market value per share of Common stock at the date of grant was $2.62 per share.
(2) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the market value of the Company's Common Stock on the date of option grant over the term of the options. These numbers are calculated based on rules promulgated by the Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Company's Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individual.
(3) Options to purchase 250,000 shares will vest in equal installments on each of the first four anniversaries of the grant date. Options to purchase an additional 125,000 shares will vest on the fifth anniversary of the date of grant, or such earlier date that the Corporation reports net income for two consecutive fiscal years, with operating income as a percentage of revenue not less than 10% in each such year. The remaining options to purchase 125,000 shares will vest on the fifth anniversary of the date of grant, subject to earlier vesting as follows: (i) 62,500 shares will vest if the average closing market price per share of the Corporation's common stock during a fiscal quarter equals or exceeds $5; and (ii) all unvested option shares of these 125,000 will vest if the average closing market price per share of the Corporation's common stock during a fiscal quarter equals or exceeds $8. Condition (i) was satisfied during the first quarter of 2000, and as a result options to purchase 62,500 shares became vested and exercisable.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

  The following table sets forth, for each of the Named Executive Officers, information with respect to the exercise of stock options during the year ended December 31, 1999 and the year-end value of unexercised options:



                                                                                                VALUE OF UNEXERCISED
                                SHARES                            NUMBERS OF UNEXERCISED       IN-THE-MONEY OPTIONS AT
                              ACQUIRED ON         VALUE            OPTIONS AT YEAR END                YEAR END
NAME                          EXERCISE(#)      REALIZED($)     EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(1)
------------------------   ---------------   ---------------  ---------------------------  ----------------------------
Zack B. Bergreen                     --               --                     --                            --


John G. Phillips                     --               --                 53,750/43,750           $  198,069/$161,219

Bruce R. Rusch                       --               --                65,664/508,500           $208,520/$1,443,738

(1) Value is based on the difference between the option exercise price and the fair market value of the Company's Common Stock at December 31, 1999 ($5.375 per share), multiplied by the number of shares underlying the option.

BOARD INTERLOCKS AND INSIDER PARTICIPATION

  No executive officer of the Company served as a member of the Board of Directors, compensation committee, or other committee performing equivalent functions, of another entity one of whose executive officers served as a Director of the Company. Other than Mr. Bergreen, Mr. LaMotta and Mr. Rusch no person who served as a member of the Board was, during the fiscal year ended December 31, 1999, simultaneously an officer, employee or consultant of the Company or any of its subsidiaries. Messrs. Bergreen, LaMotta and Rusch did not participate in any Company determination of their own personal compensation matters.

COMPENSATION OF DIRECTORS

  Directors who are not employees of the Company receive a fee of $1,000 for attendance at each regular and special meeting of the Board of Directors, and are also reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings. Non-Employee Directors may elect to receive, in lieu of the foregoing cash compensation, unrestricted shares of Common Stock of the Company. Shares of Common Stock in lieu of cash compensation are acquired at the fair market value of the Common Stock on the last day of the calendar quarter during which the cash compensation was earned and foregone. Non-employee Directors are also eligible to receive annual stock option grants under the Company's 1995 Non-Employee Director Stock Option Plan. Directors who are employees are not compensated for their service on the Board of Directors or any committee thereof.

EMPLOYMENT AGREEMENTS AND SEVERANCE ARRANGEMENTS WITH EXECUTIVE OFFICERS

  The Company has not entered into employment agreements with any of its current Executive Officers. The Company has agreed to pay each of Messrs. Phillips and Rusch a sum equal to six months of their salary and benefits if their employment is terminated without cause, and it has agreed to pay Mr. Kamins a sum equal to three months of his salary and benefits if his employment is terminated without cause.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth as of the March 20, 2000: (i) the name of each person who, to the knowledge of the Company, owned beneficially more than 5% of the shares of Common Stock of the Company outstanding at such date; (ii) the name of each Director; and (iii) the name of each current executive officer of the Company. The following table also sets forth as of March 20, 2000 the number of shares owned by each of such persons and the percentage of the outstanding shares represented thereby, and also sets forth such information for Directors, nominees and executive officers as a group.

         NAME AND ADDRESS OF BENEFICIAL OWNER              AMOUNT OF OWNERSHIP(1)     PERCENT  OF CLASS(2)
-------------------------------------------------------  --------------------------  -----------------------

Zack B. Bergreen(3)                                              6,791,000           47.6%
    c/o Astea International
    455 Business Center Drive
    Horsham, Pennsylvania 19044

Fallen Angel Equity Fund, L.P.(4)                                2,232,500           15.7%
    960 Holmdel Road
    Holmdel, NJ 07733

Bernard M. Goldsmith(5)                                          2,234,040           15.7%

Henry H. Greer(6)                                                   32,957             *

Howard P. Kamins                                                         0             *

Bruce R. Rusch(7)                                                   68,164             *

John G. Phillips(8)                                                 67,750             *

All current directors, nominees and executive officers           9,193,911           64.5%
as a group (6 persons)(1)-(8)

 *      Less than 1% of the outstanding shares of Common Stock.
(1) Except as noted in the footnotes to this table, each person or entity named in the table has sole voting and investment power with respect to all shares of Common Stock owned, based upon information provided to the Company by Directors, officers and principal stockholders. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission") and includes voting and investment power with respect to shares of Common Stock subject to options currently exercisable or exercisable within 60 days after the Record Date ("presently exercisable stock options").
(2) Applicable percentage of ownership as of the Record Date is based upon 14,251,948 shares of Common Stock outstanding as of that date. Beneficial ownership is determined in accordance with the rules of the Commission and includes voting and investment power with respect to shares. Presently exercisable stock options are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.
(3) Includes 2,036,276 shares of Common Stock held by trusts of which Mr. Bergreen and his wife are the only trustees, 271,342 shares held by trusts with independent trustees, and 1,200,000 shares of Common Stock held by a family limited partnership of which Mr. Bergreen is the sole general partner.
(4) As reported on Schedule 13D and Form 4. Mr. Goldsmith is Manager of Fallen Angel Capital, LLC, which is the general partner of Fallen Angel Equity Fund, L.P. Mr. Goldsmith disclaims beneficial ownership of the shares of Common Stock held by Fallen Angel Equity Fund, L.P.
(5) Represents 1,540 shares directly owned by Mr. Goldsmith and 2,232,500 shares held by Fallen Angel Equity Fund, L.P. as reported on Schedule 13D and Form 4. Mr. Goldsmith is Manager of Fallen Angel Capital, LLC, which is the general partner of Fallen Angel Equity Fund, L.P. Mr. Goldsmith disclaims beneficial ownership of the shares of Common Stock held by Fallen Angel Equity Fund, L.P.
(6) Includes 27,000 shares of Common Stock issuable pursuant to presently exercisable stock options.
(7) Represents shares of Common Stock issuable pursuant to presently exercisable stock options.
(8) Includes 66,250 shares of Common Stock issuable pursuant to presently exercisable stock options.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  On December 31, 1999, Zack Bergreen ceased active employment with the Company and was engaged as a consultant for the period from January 1, 2000 until December 31, 2000. Under the terms of the consulting agreement, Mr. Bergreen will receive annual compensation of $354,000, split dollar life insurance benefits and indemnification for tax liabilities relating to the time periods prior to August 1995 when the Company was taxed as an S-corporation. During that period the Company was not subject to federal income taxes, and the taxable income of the Company was included in Mr. Bergreen's tax return. See also Note 16 of the Notes to the Consolidated Financial Statements of the Company appearing elsewhere in this Annual report on Form 10-K.

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

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of April 2000.

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

                  Signature                                      Title                                 Date
                  ---------                                      -----                                 ----
         /s/ Bruce R. Rusch                          President and Chief Executive                April 28, 2000
         -------------------
         Bruce R. Rusch                              Officer (Principal Executive Officer)

         /s/ John G. Phillips                        Vice President and Chief                     April 28, 2000
         ---------------------------
         John G. Phillips                            Financial Officer (Principal
                                                     Financial and Accounting
                                                     Officer)

         /s/ Barry M. Goldsmith                      Director                                     April 28, 2000
         ---------------------------
         Barry M. Goldsmith



         /s/ Bruce R. Rusch                          Director                                     April 28, 2000
         ---------------------------
         Bruce R. Rusch

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