Form 10-Q
period 2000-03-31
ASTEA INTERNATIONAL INC
filed 2000-05-12
CIK 945989

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

For the quarterly period ended          March 31, 2000
                               -----------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities
    Exchange Act of 1934.

For the transition period from     to
                              -----  -----

                         Commission File Number: 0-26330
                                                 -------

                            ASTEA INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                                    23-2119058
      ---------------------------------------               --------------------
       (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                        Identification No.)

   455 Business Center Drive, Horsham,  PA                          19044
---------------------------------------------------             ------------
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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --   --

As of May 10, 2000, 14,287,080 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

================================================================================

                            ASTEA INTERNATIONAL INC.

                                    FORM 10-Q
                                QUARTERLY REPORT
                                      INDEX

                                                                        Page No.
                                                                        -------

Facing Sheet                                                               1

Index                                                                      2

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.        Consolidated Financial Statements

               Consolidated Balance Sheets (Unaudited)                     3

               Consolidated Statements of Operations (Unaudited)           4

               Consolidated Statements of Cash Flows (Unaudited)           5

               Notes to Unaudited Consolidated Financial Statements        6

Item 2.        Management's Discussion and Analysis of Financial

               Condition and Results of Operations                         7

Item 3.        Quantitative and Qualitative Disclosure About Market Risk  10

PART II - OTHER INFORMATION
---------------------------

Item 1.        Legal Proceedings                                          10

Item 2.        Changes in Securities and Use of Proceeds                  10

Item 3.        Defaults upon Senior Securities                            10

Item 4.        Submission of Matters to a Vote of Security Holders        10

Item 5.        Other Information                                          10

Item 6.        Exhibits and Reports on Form 8-K                           10

               Signatures                                                 11

Exhibit 27     Financial Data Schedule

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------
                            ASTEA INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                 March 31,     December 31,
                                                                   2000            1999
                                                               ------------    ------------
                           ASSETS

Current assets:
  Cash and cash equivalents                                    $ 11,119,000    $  6,158,000
  Investments available for sale                                 30,997,000      37,907,000
  Receivables, net of reserves of $1,201,000 and $1,047,000       8,303,000       9,287,000
  Prepaid expenses and other                                      2,142,000       1,632,000
  Deferred income taxes                                             856,000         856,000
                                                               ------------    ------------
          Total current assets                                   53,417,000      55,840,000

Property and equipment, net                                       1,117,000       1,022,000
Capitalized software development costs, net                       1,772,000       1,772,000
                                                               ------------    ------------
          Total assets                                         $ 56,306,000      58,634,000
                                                               ============    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                           $     72,000    $    410,000
  Accounts payable and accrued expenses                          7,022,000       7,707,000
  Deferred revenues                                              3,217,000       3,553,000
                                                              ------------    ------------
          Total current liabilities                             10,311,000      11,670,000

  Deferred income taxes                                            298,000         298,000

  Long-term debt                                                    29,000          49,000

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued                                          --              --
   Common stock, $.01 par value, 25,000,000 shares
     authorized, 14,260,730 and 14,136,000 issued and
      outstanding                                                  143,000         141,000
   Additional paid-in capital                                   52,210,000      52,242,000
   Deferred compensation                                              --              --
   Cumulative currency translation adjustment                     (959,000)       (839,000)
   Accumulated deficit                                          (5,726,000)     (4,927,000)
                                                              ------------    ------------
          Total stockholders' equity                            45,668,000      46,617,000
                                                              ------------    ------------
          Total liabilities and stockholders' equity          $ 56,306,000    $ 58,634,000
                                                              ============    ============



        The accompanying notes are an integral part of these statements.

                            ASTEA INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                   Three Months
                                                                 Ended March 31,

                                                             2000            1999
                                                         ------------    ------------
Revenues:
    Software license fees                                $  1,292,000    $  1,952,000
    Services and maintenance                                4,298,000       5,786,000
                                                         ------------    ------------
              Total revenues                                5,590,000       7,738,000
                                                         ------------    ------------

Costs and expenses:
    Cost of software license fees                             326,000         724,000
    Cost of services and maintenance                        3,230,000       4,770,000
    Product development                                       691,000       1,329,000
    Sales and marketing                                     1,854,000       2,409,000
    General and administrative                                901,000         907,000
                                                         ------------    ------------
              Total costs and expenses                      7,002,000      10,139,000
                                                         ------------    ------------

Loss from operations                                       (1,412,000)     (2,401,000)

Net interest income                                           613,000         615,000
                                                         ------------    ------------

Loss before income taxes                                     (799,000)     (1,786,000)

Income tax benefit                                               --           376,000
                                                         ------------    ------------
Net loss                                                 $   (799,000)   $ (1,410,000)
                                                         ============    ============

Basic and diluted net loss per share                     $      (0.06)   $      (0.10)
                                                         ============    ============

Shares outstanding used in computing basic and diluted
    net loss per share                                     14,231,000      13,688,000
                                                         ============    ============


        The accompanying notes are an integral part of these statements.

                            ASTEA INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             For the Three Months
                                                                                 Ended March 31,

                                                                             2000           1999
                                                                         ------------    ------------

Cash flows from operating activities:
   Net loss                                                              $   (799,000)   $ (1,410,000)
   Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation and amortization                                      401,000         666,000
           Variable option compensation benefit                              (183,000)           --
           Other                                                                7,000           6,000
        Changes in operating assets and liabilities:
            Receivables                                                       942,000         713,000
            Prepaid expenses and other                                       (507,000)       (380,000)
            Accounts payable and accrued expenses                            (798,000)     (1,842,000)
            Deferred revenues                                                (334,000)        312,000
                                                                         ------------    ------------
   Net cash used in operating activities                                   (1,271,000)     (1,935,000)
                                                                         ------------    ------------

Cash flows from investing activities:
            Sale (purchases) of investments available for sale              6,910,000      (4,709,000)
            Purchases of property and equipment                              (299,000)        (88,000)
            Capitalized  software development costs                          (200,000)       (200,000)
                                                                         ------------    ------------
   Net cash provided by (used in) investing activities                      6,411,000      (4,997,000)
                                                                         ------------    ------------

Cash flows from financing activities:
            Proceeds from exercise of stock options and employee stock
             purchase plan                                                    145,000         764,000
            Net repayments of long-term debt                                 (358,000)       (747,000)
                                                                         ------------    ------------
   Net cash (used in) provided by financing activities                       (213,000)         17,000
                                                                         ------------    ------------
   Effect of exchange rate changes on cash and cash equivalents                34,000          13,000
                                                                         ------------    ------------

   Net increase (decrease) in cash and cash equivalents                     4,961,000      (6,902,000)
   Cash and cash equivalents balance, beginning of period                   6,158,000      14,291,000
                                                                         ------------    ------------
   Cash and cash equivalents balance, end of period                      $ 11,119,000    $  7,389,000
                                                                         ============    ============


        The accompanying notes are an integral part of these statements.

                            ASTEA INTERNATIONAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements at March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 of Astea International Inc. and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's 1999 Annual Report on Form 10-K which are hereby incorporated by reference in this quarterly report on Form 10-Q.

2. STOCKHOLDERS' EQUITY/COMPREHENSIVE LOSS

The reconciliation of Stockholders' Equity and comprehensive loss from December 31, 1999 to March 31, 2000 is summarized as follows:

                                                               Cumulative
                                               Additional       Currency
                                   Common       Paid-In        Translation     Accumulated    Comprehensive
                                   Stock        Capital        Adjustment        Deficit          Loss
                               ------------   ------------    ------------    ------------    ------------
Balance at December 31, 1999   $    141,000   $ 52,242,000    $   (839,000)   $ (4,927,000)   $       --
Exercise of stock options             2,000        151,000            --              --              --
Compensation benefit in
   connection with variable
   stock options                       --         (183,000)           --              --              --
Cumulative
   translation adjustment              --             --          (120,000)           --          (120,000)
Net loss                               --             --              --          (799,000)       (799,000)
                               ------------   ------------    ------------    ------------    ------------
Balance at March 31, 1999      $    143,000   $ 52,210,000    $   (959,000)   $ (5,726,000)   $   (919,000)
                               ============   ============    ============    ============    ============

3. MAJOR CUSTOMERS

The Company had one customer that accounted for 11% of revenues in the first quarter of 2000 and 15% of revenues in the first quarter of 1999. In addition, the Company had another customer that accounted for 12% of revenues in the first quarter of 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these, as well as other risks and uncertainties, are described in more detail herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

The Company develops, markets and supports front-office solutions for the Customer Relationship Management ("CRM") software market. Astea's applications are designed specifically for organizations for which field service and customer support are considered mission critical aspects of business operations. The Company licenses its products to companies worldwide, distributed across a variety of industries that provide maintenance and repair services, including telecommunications, information technology, healthcare, process and control technologies and white goods. The Company markets its products both domestically and internationally, through offices in the United States and overseas, as well as through resellers and system integrators. Internationally, the Company maintains operations in Canada, Australia, New Zealand, the Netherlands, France, the United Kingdom and Israel.

Results of Operations

Comparison of Three Months Ended March 31, 2000 and 1999

Continuing Operations

Revenues

Revenues decreased $2,148,000, or 28%, to $5,590,000 for the three months ended March 31, 2000 from $7,738,000 for the three months ended March 31, 1999. Software license fee revenues decreased $660,000, or 34%, from the same period last year. Services and maintenance fees for the three months ended March 31, 2000 amounted to $4,298,000, a 26% decrease from the same quarter in 1999.

The Company's international operations contributed $1,816,000 of revenues in the first quarter of 2000 compared to $2,406,000 in the first quarter of 1999. This represents a 25% decrease from the same period last year and 32% of total revenues in the first quarter 2000.

Software license fee revenues decreased 34% to $1,292,000 in the first quarter of 2000 from $1,952,000 in the first quarter of 1999. The decrease is attributable to ServiceAlliance license revenues that decreased $482,000 or 43%, to $650,000 in the first quarter of 2000 from $1,132,000 in the first quarter of 1999. The decrease also relates to a decrease in DISPATCH-1 license fee revenue, which decreased $80,000 or 11% from $722,000 in the first quarter of 1999 due to decreasing demand for this product. DISPATCH-1 accounted for 50% of total software license fee revenues in the first quarter of 2000 compared to 37% of total license fee revenues in the first quarter of 1999.

Services and maintenance revenues decreased 26% to $4,298,000 in the first quarter of 2000 from $5,786,000 in the first quarter of 1999. The decrease primarily relates to service and maintenance revenues from DISPATCH-1 which decreased $2,365,000 to $2,768,000 from $5,133,000 in the first quarter of 1999.
The decrease in DISPATCH-1 service and maintenance revenue is due to the anticipated decline in demand for these services including the decrease in service and maintenance revenue from two major customers that purchased DISPATCH-1 source code in 1999. The decrease in DISPATCH-1 service and maintenance revenues was partially offset by an increase in ServiceAlliance service and maintenance revenues, which increased $889,000 or 139% from $641,000 in the first quarter of 1999 to $1,530,000 in the first quarter of 2000.

The Company had one customer that accounted for 11% of revenues in the first quarter of 2000 and 15% of revenues in the first quarter of 1999. In addition, the Company had another customer that accounted for 12% of revenues in the first quarter of 1999.

Costs of Revenues

Cost of software license fees decreased 55% to $326,000 in the first quarter of 2000 from $724,000 in the first quarter of 1999. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $200,000 in the first quarter of 2000 and $368,000 in the first quarter of 1999. The cost of software license fees decreased due to decreased capitalized software amortization and third party product costs. The software licenses gross margin percentage was 75% in the first quarter of 2000 compared to 63% in the first quarter of 1999. This increase in gross margin was attributable to the decrease in demand for DISPATCH-1, which has a higher cost of sale than ServiceAlliance, and lower capitalized software amortization.

Cost of services and maintenance decreased 32% to $3,230,000 in the first quarter of 2000 from $4,770,000 in the first quarter of 1999. The decrease in cost of service and maintenance is primarily attributed to fewer service personnel due to the decreasing demand for DISPATCH-1 services. The services and maintenance gross margin percentage was 25% in the first quarter of 2000 compared to 18% in the first quarter of 1999. The increase in services and maintenance gross margin was primarily due to increased utilization for ServiceAlliance service professionals.

Product Development

Product development expense decreased 48% to $691,000 in the first quarter of 2000 from $1,329,000 in the first quarter of 1999. The decrease in product development expenses is primarily attributable to fewer DISPATCH-1 development personnel. Product development as a percentage of revenues decreased to 12% in the first quarter of 2000 from 17% in the first quarter of 1999.

Sales and Marketing

Sales and marketing expense decreased 23% to $1,854,000 in the first quarter of 2000 from $2,409,000 in the first quarter of 1999. The decrease in sales and marketing is attributable to reduced headcount and lower commission expense due to reduced revenues. As a percentage of revenues, sales and marketing expenses increased to 33% from 31% in the first quarter of 1999.

General and Administrative

General and administrative expenses decreased 1% to $901,000 in the first quarter of 2000 from $907,000 in the first quarter of 1999.

Net Interest Income

Net interest income remained fairly consistent with prior year resulting in a minor decrease to $613,000 from $615,000 recognized in the first quarter of 1999.

International Operations

Total revenue from the Company's international operations decreased by $590,000, or 25%, to $1,816,000 in first quarter of 2000 from $2,406,000 in the same quarter in 1999. The decrease in revenue from international operations was primarily attributable to the decreasing demand for the DISPATCH-1 and lower than anticipated ServiceAlliance revenues. International operations resulted in a $436,000 loss for the first quarter ended March 31, 2000 compared to a loss of $207,000 in the same quarter in 1999.

Liquidity and Capital Resources

Net cash used in operating activities was $1,271,000 for the three months ended March 31, 2000 compared to $1,935,000 for the three months ended March 31, 1999. This decrease in cash used was primarily attributable to a reduced net loss and lower payments of accounts payable and accrued expenses offset by lower deferred revenues.

The Company's investing activities provided $6,411,000 of cash in the first three months of 2000 compared to the cash used of $4,997,000 in the first three months of 1999. The increase in cash provided was primarily attributable to increased sales of investments.

The Company used $213,000 of cash from financing activities during the three months ended March 31, 2000 compared to cash provided of $17,000 in the first three months of 1999. The increased use of cash is due to reduced proceeds from the exercise of stock options and employee stock purchase plan offset by reduced payments of long-term debt.

The Company maintains a line of credit with a maximum borrowing ability of $5,000,000. The line of credit bears interest at the lending bank's prime rate. Borrowings under the line of credit are secured by the Company's assets. The line expires on September 29, 2000. As of March 31, 2000, there were no amounts outstanding on the line of credit. As of March 31, 2000, the Company was not in compliance with certain debt covenants and has received a waiver.

At March 31, 2000, the Company had a working capital ratio of 5:1, with cash, cash equivalents and investments available for sale of $42,116,000. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the foreseeable future. The Board of Directors from time to time reviews the Company's forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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

o The Customer Relationship Management (CRM) software market is intensely competitive.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 2000, the Company's investments consisted of U.S. government agencies securities, commercial paper and corporate bonds. The Company does not expect any material loss with respect to its investment portfolio.

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

Item 2. Changes in Securities and Use of Proceeds

There have been no changes in securities during the quarter ended March 31, 2000.

Item 3. Defaults Upon Senior Securities

There have been no defaults by the Company on any Senior Securities during the quarter ended March 31, 2000.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's stockholders during the first quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

Item 5. Other Information

One of the Company's directors, Henry H. Greer resigned from the Board of Directors effective on April 26, 2000.

Item 6. Exhibits and Reports on Form 8-K

(A)      Exhibits

(27)     Financial Data Schedule

(B)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of May 2000.

                                 ASTEA INTERNATIONAL INC.


                                By: /s/Bruce R. Rusch
                                    ---------------------
                                    Bruce R. Rusch
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                By: /s/John G. Phillips
                                    ---------------------
                                    John G. Phillips
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Chief
                                    Accounting Officer)