Form 10-Q
period 2000-06-30
ASTEA INTERNATIONAL INC
filed 2000-08-14
CIK 945989

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------
                                   FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    June 30, 2000
                               -------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from            to
                               ----------     -----------

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

                                  N/A
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)


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

As of August 8, 2000, 14,820,675 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

================================================================================

                            ASTEA INTERNATIONAL INC.

                                   FORM 10-Q
                                QUARTERLY REPORT
                                     INDEX


                                                                       Page No.

Facing Sheet                                                                1

Index                                                                       2

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets (Unaudited)                        3

              Consolidated Statements of Operations (Unaudited)              4

              Consolidated Statements of Cash Flows (Unaudited)              5

              Notes to Unaudited Consolidated Financial Statements           6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            7

Item 3.       Quantitative and Qualitative Disclosure About Market Risk     11

PART II - OTHER INFORMATION
---------------------------

Item 1.       Legal Proceedings                                             11

Item 2.       Changes in Securities and Use of Proceeds                     11

Item 3.       Defaults upon Senior Securities                               11

Item 4.       Submission of Matters to a Vote of Security Holders           11

Item 5.       Other Information                                             11

Item 6.       Exhibits and Reports on Form 8-K                              12

              Signatures                                                    13

Exhibit 27    Financial Data Schedule

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                            ASTEA INTERNATIONAL INC.
                            ------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)
                                  -----------

                                                                  JUNE 30,     DECEMBER 31,
                                                                   2000            1999
                                                                   ----            ----
                  ASSETS
Current assets:
  Cash and cash equivalents ...............................   $  1,935,000    $  6,158,000
  Investments available for sale ..........................      8,862,000      37,907,000
  Receivables, net of reserves of $1,417,000 and $1,047,000      8,335,000       9,287,000
  Prepaid expenses and other ..............................      2,285,000       1,632,000
  Deferred income taxes ...................................        856,000         856,000
                                                              ----------------------------
          Total current assets ............................     22,273,000      55,840,000

Property and equipment, net ...............................      1,010,000       1,022,000
Capitalized software development costs, net ...............      1,772,000       1,772,000
                                                              ----------------------------
          Total assets ....................................   $ 25,055,000    $ 58,634,000
                                                              ============================

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt .......................   $     78,000    $    410,000
  Accounts payable and accrued expenses ...................      6,323,000       7,707,000
  Deferred revenues .......................................      3,899,000       3,553,000
                                                              ----------------------------
          Total current liabilities .......................     10,300,000      11,670,000

  Deferred income taxes ...................................        298,000         298,000

  Long-term debt ..........................................         10,000          49,000

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued ..............................           --              --
   Common stock, $.01 par value, 25,000,000 shares
     authorized, 14,818,000 and 14,136,000 issued and
      outstanding .........................................        148,000         141,000
   Additional paid-in capital .............................     22,666,000      52,242,000
   Cumulative currency translation adjustment .............       (974,000)       (839,000)
   Accumulated deficit ....................................     (7,393,000)     (4,927,000)
                                                              ----------------------------
          Total stockholders' equity ......................     14,447,000      46,617,000
                                                              ----------------------------
          Total liabilities and stockholders' equity ......   $ 25,055,000    $ 58,634,000
                                                              ============================

        The accompanying notes are an integral part of these statements.

                            ASTEA INTERNATIONAL INC.
                            ------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (UNAUDITED)
                                  -----------



                                              THREE MONTHS                     SIX MONTHS
                                             ENDED JUNE 30,                  ENDED JUNE 30,
                                     ------------------------------------------------------------
                                          2000            1999            2000            1999
                                     ------------    ------------    ------------    ------------
Revenues:
Software license fees ............   $  2,298,000    $  2,368,000    $  3,591,000    $  4,320,000
     Services and maintenance ....      3,682,000       5,521,000       7,980,000      11,307,000
                                     ------------------------------------------------------------

          Total revenues .........      5,980,000       7,889,000      11,571,000      15,627,000
                                     ------------------------------------------------------------

Costs and expenses:
     Cost of software license fees        429,000         504,000         755,000       1,228,000
     Cost of services and
     maintenance .................      3,026,000       4,099,000       6,257,000       8,869,000
     Product development .........        833,000       1,294,000       1,524,000       2,623,000
     Sales and marketing .........      2,059,000       1,913,000       3,912,000       4,322,000
     General and administrative ..        773,000       1,005,000       1,675,000       1,912,000
     Restructuring charge (Note 2)      1,101,000            --         1,101,000            --
                                     ------------------------------------------------------------
          Total costs and expenses      8,221,000       8,815,000      15,224,000      18,954,000
                                     ------------------------------------------------------------

Loss from continuing operations
     before interest and taxes ...     (2,241,000)       (926,000)     (3,653,000)     (3,327,000)
Net interest income ..............        601,000         477,000       1,214,000       1,092,000
Loss on sale of investments ......        (27,000)           --           (27,000)           --
                                     ------------------------------------------------------------
Loss before income tax ...........     (1,667,000)       (449,000)     (2,466,000)     (2,235,000)
Income tax benefit ...............           --              --              --          (376,000)
                                     ------------------------------------------------------------

Net loss .........................   $ (1,667,000)   $   (449,000)   $ (2,466,000)   $ (1,859,000)
                                     ============================================================

Basic and diluted net loss per
 share:
     Continuing operations .......   $      (0.12)   $      (0.03)   $      (0.17)   $      (0.13)
Share outstanding used in
     computing basic and diluted
      net loss per share  ........     14,373,000      13,919,000      14,316,000      13,804,000
                                     ============================================================


        The accompanying notes are an integral part of these statements.

                            ASTEA INTERNATIONAL INC.
                            ------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                                       FOR THE SIX MONTHS
                                                                                          ENDED JUNE 30,
                                                                                 ---------------------------
                                                                                      2000            1999
                                                                                 ---------------------------
Cash flows from operating activities:
   Net loss .................................................................   $ (2,466,000)   $ (1,859,000)
   Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation and amortization ....................................        777,000       1,298,000
           Variable option compensation benefit .............................       (224,000)           --
           Loss on sale of investments ......................................         27,000            --
           Other ............................................................          9,000          10,000
        Changes in operating assets and liabilities:
            Receivables .....................................................        827,000         816,000
            Prepaid expenses and other ......................................       (612,000)       (363,000)
            Accounts payable and accrued expenses ...........................     (1,509,000)     (2,805,000)
            Deferred revenues ...............................................        325,000        (197,000)
                                                                                ----------------------------
   Net cash used in operating activities ....................................     (2,846,000)     (3,100,000)
                                                                                ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Net sales (purchases) of  investments available for sale .........     29,018,000      (2,846,000)
           Purchases of property and equipment ..............................       (348,000)       (359,000)
           Capitalized software development costs ...........................       (400,000)       (400,000)
                                                                                ----------------------------
   Net cash provided by (used in) investing activities ......................     28,270,000      (3,605,000)
                                                                                ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from exercise of stock options and employee stock purchase      1,021,000         822,000
           plan
          Net repayments of long-term debt ..................................       (371,000)       (793,000)
          Dividend distribution .............................................    (30,376,000)           --
                                                                                ----------------------------
   Net cash (used in) provided by financing activities ......................    (29,726,000)         29,000
                                                                                ----------------------------
   Effect of exchange rate changes on cash and cash equivalents .............         79,000          19,000
                                                                                ----------------------------

   Net decrease in cash and cash equivalents ................................     (4,223,000)     (6,657,000)
   Cash and cash equivalents balance, beginning of period ...................      6,158,000      14,291,000
                                                                                ----------------------------
   Cash and cash equivalents balance, end of period .........................   $  1,935,000    $  7,634,000
                                                                                ============================


        The accompanying notes are an integral part of these statements.

-----------------------------------------------------

                            ASTEA INTERNATIONAL INC.
                            ------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------



1. BASIS OF PRESENTATION
   ---------------------

The consolidated financial statements at June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 of Astea International Inc. and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's 1999 Annual Report on Form 10-K/A which are hereby incorporated by reference in this quarterly report on Form 10-Q.


2. RESTRUCTURING CHARGES
   ---------------------

During the second quarter of 2000, the Company recorded a restructuring charge of $1,101,000 for actions aimed at reducing costs and consolidating its development activities primarily in its service automation product line. The charge includes severance payments relating to foreign and domestic operations as well as buy-out payments for various leased equipment and office facilities. Through June 2000, these charges totaled $539,000, including $502,000 of severance payments and $37,000 of lease buy-out costs.

3. STOCKHOLDERS' EQUITY/COMPREHENSIVE LOSS
   ---------------------------------------

The reconciliation of Stockholders' Equity and comprehensive loss from December 31, 1999 to June 30, 2000 is summarized as follows:

                                                               CUMULATIVE
                                                ADDITIONAL      CURRENCY
                                    COMMON       PAID-IN       TRANSLATION    ACCUMULATED     COMPREHENSIVE
                                    STOCK        CAPITAL       ADJUSTMENT       DEFICIT       INCOME (LOSS)
                                ------------   ------------    ------------    ------------    ------------
Balance at December 31, 1999   $    141,000   $ 52,242,000    $   (839,000)   $ (4,927,000)           --
Exercise of options                   7,000      1,024,000            --              --              --
Compensation benefit in
   connection with variable
   stock options                       --         (224,000)           --              --              --
Dividends paid - $2.05 a share         --      (30,376,000)           --              --              --
 Cumulative currency
   translation adjustment              --             --          (135,000)           --          (135,000)
Net Loss                               --             --              --        (2,466,000)     (2,466,000)
                               ----------------------------------------------------------------------------
Balance at June 30, 2000       $    148,000   $ 22,666,000    $   (974,000)   $ (7,393,000)   $ (2,601,000)
                               ============================================================================


4. MAJOR CUSTOMERS
   ---------------

In the second quarter of 2000, the Company had one customer that accounted for 13% of total revenues. For the first six months of 2000, there were no customers that accounted for 10% of total revenues. In the three and six month periods of 1999, the Company had two customers that each accounted for 12% of total revenues.

5. DIVIDEND DECLARATION AND DISTRIBUTION
   -------------------------------------

During the second quarter of 2000, the Company declared a dividend for all stockholders of record as of June 15, 2000. The dividend payable was declared at $2.05 per share and was distributed on June 30, 2000. In accordance with generally accepted accounting principles, this transaction was treated as a return of capital.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

Overview
--------

This document contains various forward-looking statements and information that are based on management's beliefs, assumptions made by management and information currently available to management. Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these, as well as other risks and uncertainties, are described in more detail herein and in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

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

Results of Operations
---------------------

Comparison of Three Months Ended June 30, 2000 and 1999
-------------------------------------------------------

Revenues
--------

Revenues decreased $1,909,000, or 24%, to $5,980,000 for the three months ended June 30, 2000 from $7,889,000 for the three months ended June 30, 1999. Software license fee revenues decreased $70,000, or 3%, from the same period last year. Services and maintenance fees for the three months ended June 30, 2000 amounted to $3,682,000, a 33% decrease from the same quarter in 1999.

The Company's international operations contributed $2,842,000 of revenues in the second quarter of 2000 compared to $2,152,000 in the second quarter of 1999. This represents a 32% increase from the same period last year and 48% of total revenues in the second quarter 2000.

Software license fee revenues decreased 3% to $2,298,000 in the second quarter of 2000 from $2,368,000 in the second quarter of 1999. The decrease is attributable to a decline in ServiceAlliance license revenues, which decreased $78,000 or 8%, to $899,000 in the second quarter of 2000 from $977,000 in the second quarter of 1999. DISPATCH-1 license fee revenue increased $9,000 from $1,390,000 in the second quarter of 1999 to $1,399,000 in the second quarter of 2000 due to sales of source code. DISPATCH-1 accounted for 61% of total software license fee revenues in the second quarter of 2000 compared to 59% of total license fee revenues in the second quarter of 1999. There were no software license fee revenues from royalties received on PowerHelp, which was sold in the fourth quarter of 1999, compared to $1,000 in the quarter ended June 30, 1999.

Services and maintenance revenues decreased 33% to $3,682,000 in the second quarter of 2000 from $5,521,000 in the second quarter of 1999. The decrease primarily relates to service and maintenance revenues from DISPATCH-1, which decreased $2,096,000 to $2,455,000 from $4,551,000 in the second quarter of 1999. Partially offsetting this decline was a 31% increase in ServiceAlliance services and maintenance from $931,000 in the second quarter of 1999 to $1,221,000 in the second quarter of 2000. Because of the sale of PowerHelp in the fourth quarter 1999, there was no service and maintenance revenue from PowerHelp in the second quarter of 2000 compared to $39,000 in the second quarter of 1999.

In the second quarter of 2000, the Company had one customer that accounted for 13% of total revenues. In the second quarter 1999, the Company had two different customers that each accounted for 12% of total revenues.

Costs of Revenues
-----------------

Cost of software license fees decreased 15% to $429,000 in the second quarter of 2000 from $504,000 in the second quarter of 1999. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $200,000 and $368,000 in the second quarters of 2000 and 1999 respectively. The decrease in the cost of software license fees represents decreased third party software costs attributable to the mix of products sold in conjunction with the company's products in the second quarter of 2000 and a decrease in capitalized software amortization. The software licenses gross margin percentage was 81% in the second quarter of 2000 compared to 79% in the second quarter of 1999. This increase in gross margin was primarily attributable to lower software amortization.

Cost of services and maintenance decreased 26% to $3,026,000 in the second quarter of 2000 from $4,099,000 in the second quarter of 1999. The services and maintenance gross margin percentage was 18% in the second quarter of 2000 compared to 26% in the second quarter of 1999. The decrease in services and maintenance gross margin was primarily due to lower utilization of service professionals.

Product Development
-------------------

Product development expense decreased 36% to $833,000 in the second quarter of 2000 from $1,294,000 in the second quarter of 1999. Product development as a percentage of revenues decreased to 14% in the second quarter of 2000 from 16% in the second quarter of 1999.

Sales and Marketing
-------------------

Sales and marketing expense increased 8% to $2,059,000 in the second quarter of 2000 from $1,913,000 in the second quarter of 1999. As a percentage of revenues, sales and marketing expenses increased to 34% from 24% in the second quarter of 1999.

General and Administrative
--------------------------

General and administrative expenses decreased 23% to $773,000 in the second quarter of 2000 from $1,005,000 in the second quarter of 1999. The decrease primarily relates to the Company's ongoing cost containment efforts.

Restructuring Charge
--------------------

During the second quarter of 2000, the Company recorded a restructuring charge of $1,101,000 for actions aimed at reducing costs and consolidating its development activities.

Net Interest Income
-------------------

Net interest income increased $124,000 to $601,000 in the second quarter of 2000 from $477,000 in the second quarter of 1999. The increase of interest income is attributable to an increase in interest rates from last year.

International Operations
------------------------

Total revenue from the Company's international operations increased by $690,000, or 32%, to $2,842,000 in second quarter of 2000 from $2,152,000 in the same quarter in 1999. The increase in revenue from international operations was primarily attributable to the increase in DISPATCH-1 licenses sold in 2000, offset by decreased ServiceAlliance license revenue in 2000. International operations resulted in a net loss of $315,000 for the second quarter ended June 30, 2000 compared to a net loss of $391,000 in the same quarter in 1999.

Comparison of Six Months Ended June 30, 2000 and 1999
-----------------------------------------------------

Revenues
--------

Revenues decreased $4,056,000, or 26%, to $11,571,000 for the six months ended June 30, 2000 from $15,627,000 for the six months ended June 30, 1999. Software license fee revenues decreased $729,000, or 17%, from the same period last year. Services and maintenance fees for the six months ended June 30, 2000 amounted to $7,980,000, a 29% decrease from the same six months in 1999.

The Company's international operations contributed $4,658,000 of revenues in the first six months of 2000 compared to $4,558,000 in the first six months of 1999. This represents a 2% increase from the same period last year and 40% of total revenues in the first six months of 2000.

Software license fee revenues decreased 17% to $3,591,000 in the first six months of 2000 from $4,320,000 in the first six months of 1999. ServiceAlliance license revenues decreased $560,000, or 27%, to $1,549,000 in the first six months of 2000 from $2,109,000 in the first six months of 1999. DISPATCH-1 license fee revenue decreased $70,000 or 3% from $2,112,000 in the first six months of 1999 to $2,041,000 in the first six months of 2000 due to decreasing demand for this product. DISPATCH-1 accounted for 57% of total software license fee revenues in the first six months of 2000 compared to 49% of total license fee revenues in the first six months of 1999. There were no software license fee revenues from royalties received on PowerHelp, which was sold in the fourth quarter 1999, compared to $99,000 in the six months ended June 30, 1999.

Services and maintenance revenues decreased 29% to $7,980,000 in the first six months of 2000 from $11,307,000 in the six months of 1999. The decrease primarily relates to service and maintenance revenues from DISPATCH-1, which decreased $4,472,000 to $5,223,000 from $9,695,000 in the first six months of 1999. However, this decrease was partially offset by service and maintenance revenue from ServiceAlliance, which increased by 77% to $2,751,000 during the first six months of 2000 compared to $1,558,000 for the same period in 1999. There was no service and maintenance revenue from PowerHelp in the first six months of 2000 compared to $54,000 in the first six months of 1999.

In the first six months of 2000, the Company had no major customers. In the first six months of 1999, the Company had two customers that each accounted for 12% of total revenues.

Costs of Revenues
-----------------

Cost of software license fees decreased 39% to $755,000 in the first six months of 2000 from $1,228,000 in the first six months of 1999. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $400,000 and $736,000 in the first six months of 2000 and 1999, respectively. The decrease in the cost of software license fees represents increased third party software costs attributable to the mix of products sold in conjunction with the company's products in the first six months of 2000 and an decrease in capitalized software amortization. The software licenses gross margin percentage was 79% in the first six months of 2000 compared to 72% in the first six months of 1999. This increase in gross margin was attributable to lower software amortization.

Cost of services and maintenance decreased 29% to $6,257,000 in the first six months of 2000 from $8,869,000 in the first six months of 1999. The services and maintenance gross margin percentage was 22% in the first six months of both 2000 and 1999.

Product Development
-------------------

Product development expense decreased 42% to $1,524,000 in the first six months of 2000 from $2,623,000 in the first six months of 1999. Product development as a percentage of revenues decreased to 13% in the first six months of 2000 from 17% in the first six months of 1999.

Sales and Marketing
-------------------

Sales and marketing expense decreased 9% to $3,912,000 in the first six months of 2000 from $4,322,000 in the first six months of 1999. As a percentage of revenues, sales and marketing expenses increased to 34% from 28% in the first six months of 1999, due to the Company's continued effort to increase market share and expand its presence through both direct and indirect channels.

General and Administrative
--------------------------

General and administrative expense decreased 12% to $1,675,000 in the first six months of 2000 from $1,912,000 in the first six months of 1999. The decrease primarily relates to the Company's ongoing cost containment efforts.

Net Interest Income
-------------------

Net interest income increased $122,000 to $1,214,000 in the first six months of 2000 from $1,092,000 in the first six months of 1999. This increase is attributable to an increase in interest rates from the same period last year.

International Operations
------------------------

Total revenue from the Company's international operations grew by $100,000, or 2%, to $4,658,000 in first six months of 2000 from $4,558,000 in the same six months of 1999. The increase in revenue from international operations was primarily attributable to an increase in DISPATCH-1 license revenue of $1,289,000 and an increase in ServiceAlliance license revenue of $44,000, offset by a decrease in DIPATCH-1 service and maintenance revenue of $1,226,000. International operations resulted in a $752,000 loss for the six months ended June 30, 2000 as compared to a loss of $598,000 for the six months ended June 30, 1999.

Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities was $2,846,000 for the six months ended June 30, 2000 compared to $3,100,000 for the six months ended June 30, 1999. This decrease in cash used was primarily attributable to large reductions of accounts payable in 1999, slightly offset by an increase in deferred revenues.

The Company's investing activities generated $28,270,000 during the first six months of 2000 compared to using $3,605,000 of cash in the first six months of 1999. The increase in cash generated resulted from the sale of investments available for sale, which was used to pay the special dividend payment in June, 2000.

The Company used $29,726,000 for financing activities during the first six months of 2000 compared to providing $29,000 during the six months ended June 30, 1999. This decrease is due primarily to the payment of a special dividend of $30,376,000 or $2.05 per share in the quarter ended June 30, 2000.

At June 30, 2000, the Company had a working capital ratio of 2.16:1, with cash and investments available for sale of $10,797,000. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the foreseeable future. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-----------------------------------------------------------------

     Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 2000, the Company's investments consisted of U.S. government agencies securities, commercial paper and corporate bonds. The Company does not expect any material loss with respect to its investment portfolio.

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

ITEM 1. LEGAL PROCEEDINGS
-------------------------

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

There have been no changes in securities during the quarter ended June 30, 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

There have been no defaults by the Company on any Senior Securities during the quarter ended June 30, 2000.

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

ITEM 5. OTHER INFORMATION
-------------------------

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(A)   Exhibits

(27)  Financial Data Schedule

(B)   Reports on Form 8-K

      None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of August 2000.

                                             ASTEA INTERNATIONAL INC.

                                             By:
                                                 -----------------------------
                                                   Zack Bergreen
                                                   Chief Executive Officer
                                                   (Principal Executive
                                                   Officer)

                                             By:
                                                 -----------------------------
                                                   Fredric Etskovitz
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Chief
                                                   Accounting Officer)