Form 10-Q
period 2000-09-30
ASTEA INTERNATIONAL INC
filed 2000-11-14
CIK 945989

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  ___________________________________________

                                   FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          September 30, 2000
                               -----------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities
    Exchange Act of 1934.

For the transition period from ____________ to _____________

                        Commission File Number: 0-26330
                                                -------

                            ASTEA INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                       23-2119058
          -------------------------------   --------------------
          (State or other jurisdiction of     (I.R.S. Employer
           incorporation or organization)    Identification No.)

       455 Business Center Drive, Horsham, PA              19044
       ---------------------------------------           ---------
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


As of November 10, 2000, 14,820,675 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

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

Exhibit 27     Financial Data Schedule

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                           ASTEA INTERNATIONAL INC.
                           -------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)

                                                                                    September 30,            December 31,
                                                                                        2000                    1999
                                                                                     -----------             -----------
ASSETS
Current assets:
  Cash and cash equivalents                                                          $ 4,213,000             $ 6,158,000
  Investments available for sale                                                       5,995,000              37,907,000
  Receivables, net of reserves of $1,324,000 and $1,047,000                            6,900,000               9,287,000
  Prepaid expenses and other                                                           1,799,000               1,632,000
  Deferred income taxes                                                                  856,000                 856,000
                                                                         -----------------------------------------------
          Total current assets                                                        19,763,000              55,840,000

Property and equipment, net                                                            1,040,000               1,022,000
Capitalized software development costs, net                                            1,722,000               1,772,000
                                                                         -----------------------------------------------
          Total assets                                                               $22,525,000             $58,634,000
                                                                         ===============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                  $   165,000             $   410,000
  Accounts payable and accrued expenses                                                5,047,000               7,707,000
  Deferred revenues                                                                    2,652,000               3,553,000
                                                                         -----------------------------------------------
          Total current liabilities                                                    7,864,000              11,670,000

  Deferred income taxes                                                                  298,000                 298,000

  Long-term debt                                                                          39,000                  49,000

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued                                                                   -                       -
   Common stock, $.01 par value, 25,000,000 shares
     authorized, 14,821,000 and 14,136,000 issued and
      outstanding                                                                        148,000                 141,000
   Additional paid-in capital                                                         22,669,000              52,242,000
   Cumulative currency translation adjustment                                         (1,105,000)               (839,000)
   Accumulated deficit                                                                (7,388,000)             (4,927,000)
                                                                         -----------------------------------------------
          Total stockholders' equity                                                  14,324,000              46,617,000
                                                                         -----------------------------------------------
          Total liabilities and stockholders' equity                                 $22,525,000             $58,634,000
                                                                         ===============================================



                                 The accompanying notes are an integral part of these statements.

                            ASTEA INTERNATIONAL INC.
                            ------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                                   Three Months                 Nine Months
                                               Ended September 30,          Ended September  30,
                                          ---------------------------------------------------------
                                                2000          1999           2000           1999
                                            -----------   -----------    -----------    -----------
Revenues:
   Software license fees                    $ 2,183,000   $ 2,618,000    $ 5,774,000    $ 6,938,000
   Services and maintenance                   2,843,000     5,537,000     10,823,000     16,844,000
                                          ---------------------------------------------------------
        Total revenues                        5,026,000     8,155,000     16,597,000     23,782,000
                                          ---------------------------------------------------------
Costs and expenses:
   Cost of software license fees                193,000       459,000        949,000      1,687,000
   Cost of services and maintenance           2,181,000     4,301,000      8,438,000     13,170,000
   Product development                          494,000     1,070,000      2,018,000      3,693,000
   Sales and marketing                        1,399,000     1,865,000      5,312,000      6,187,000
   General and administrative                 1,216,000       903,000      2,917,000      2,815,000
   Restructuring charge (Note 3)                      -             -      1,101,000              -
                                          ---------------------------------------------------------
        Total costs and expenses              5,483,000     8,598,000     20,735,000     27,552,000
                                          ---------------------------------------------------------
Loss from continuing operations before
 interest and taxes                            (457,000)     (443,000)    (4,138,000)    (3,770,000)
Net interest income                             170,000       511,000      1,384,000      1,603,000
(Loss) income from continuing operations
 before income tax                             (287,000)       68,000     (2,754,000)    (2,167,000)
Income tax benefit                                    -             -              -        376,000
                                          ---------------------------------------------------------
(Loss) income from continuing operations       (287,000)       68,000     (2,754,000)    (1,791,000)
                                          ---------------------------------------------------------
Gain on disposal of discontinued
 operations, net                                293,000             -        293,000              -
                                          ---------------------------------------------------------
Net income (loss)                           $     6,000   $    68,000    $(2,461,000)   $(1,791,000)
                                          =========================================================
Basic and diluted net earnings (loss) per
 share:
   Continuing operations                    $         -   $         -         $(0.19)        $(0.13)
   Gain on sale of discontinued
        operations                                    -             -            .02              -
                                          ---------------------------------------------------------
   Net earnings (loss)                      $      0.00   $      0.00         $(0.17)        $(0.13)
                                          =========================================================
Share outstanding used in computing basic
 earnings (loss) per share                   14,821,000    13,944,000     14,486,000     13,856,000
                                          =========================================================

                The accompanying notes are an integral part of these statements.

                            ASTEA INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For the Nine Months
                                                                                   Ended September 30,
                                                                             ---------------------------------
                                                                                  2000             1999
                                                                             ---------------- ---------------
Cash flows from operating activities:
   Net loss                                                                      $(2,461,000)   $ (1,791,000)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
           Gain on sale of discontinued operations                                  (293,000)           -
           Depreciation and amortization                                           1,163,000       1,889,000
           Variable option compensation benefit                                     (224,000)           -
           Loss on sale of investments                                                27,000            -
           Other                                                                       9,000          16,000
        Changes in operating assets and liabilities:
           Receivables                                                             2,334,000      (1,315,000)
           Prepaid expenses and other                                               (204,000)        204,000
           Accounts payable and accrued expenses                                  (2,761,000)     (2,883,000)
           Deferred revenues                                                        (950,000)       (318,000)
                                                                             ---------------- ---------------
   Net cash used in operating activities of continuing operations                 (3,360,000)     (4,198,000)
                                                                             ---------------- ---------------

Cash flows from investing activities:
           Sales (purchases) of investments available for sale                    31,885,000      (3,006,000)
           Purchases of property and equipment                                      (587,000)       (437,000)
           Proceeds from note receivable                                               -           9,276,000
           Capitalized software development costs                                   (550,000)       (600,000)
           Proceeds from sale of discontinued operations                             143,000            -
                                                                             ---------------- ---------------
   Net cash provided by investing activities                                      30,891,000       5,233,000
                                                                             ---------------- ---------------

Cash flows from financing activities:
          Proceeds from exercise of stock options and employee stock
           purchase plan                                                           1,024,000         921,000
          Net repayments of long-term debt                                          (255,000)       (840,000)
          Dividend distribution                                                  (30,376,000)           -
                                                                             ---------------- ---------------
   Net cash (used in)/provided by financing activities                           (29,607,000)         81,000
                                                                             ---------------- ---------------
   Effect of exchange rate changes on cash and cash equivalents                      131,000          31,000
                                                                             ---------------- ---------------

   Net (decrease)/increase in cash and cash equivalents                           (1,945,000)      1,147,000
   Cash and cash equivalents balance, beginning of period                          6,158,000      14,291,000
                                                                             ---------------- ---------------
   Cash and cash equivalents balance, end of period                            $   4,213,000    $ 15,438,000
                                                                             ================ ===============

                                 The accompanying notes are an integral part of these statements.

                            ASTEA INTERNATIONAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.    BASIS OF PRESENTATION
      ----------------------

The consolidated financial statements at September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 of Astea International Inc. and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's 1999 Annual Report on Form 10-K/A which are hereby incorporated by reference in this quarterly report on Form 10-Q.

2.   DISCONTINUED OPERATIONS
     -----------------------

In September and December 1998, the Company completed the sales of its Bendata, Inc. and Abalon AB subsidiaries, respectively. Bendata and Abalon had been accounted for as discontinued operations. A portion of the original sales price of Bendata and Abalon , has been held in escrow to cover the potential cost of unforeseen liabilities realized by the purchaser. During the quarter ended September 30, 2000, all outstanding issues between the Company and the buyers have been resolved. Accordingly, the company reported a gain of $ 293,000 in its results for the quarter ending September 30, 2000.

3.   RESTRUCTURING CHARGES
     ---------------------

During the second quarter of 2000, the Company recorded a restructuring charge of $1,101,000 for actions aimed at reducing costs and consolidating its development activities primarily in its service automation product line. Since the restructuring was announced, the Company has aggressively closed and consolidated excess capacity. As of September 30, 2000 the Company spent $615,000 towards completing the restructuring.

4.   STOCKHOLDERS' EQUITY/COMPREHENSIVE INCOME (LOSS)
     ------------------------------------------------

The reconciliation of Stockholders' Equity and comprehensive loss from December 31, 1999 to September 30, 2000 is summarized as follows:

                                                                            Cumulative
                                                                             Currency
                                                            Additional     Translation      Accumulated   Comprehensive
                                       Common Stock      Paid-In Capital    Adjustment        Deficit         Loss
                                       ------------      ---------------   -----------      -----------   -------------
Balance at December 31, 1999               $141,000        $52,242,000       $(839,000)     $(4,927,000)             -
Exercise of options                           7,000          1,027,000               -                -              -
Compensation benefit in
   connection with variable
   stock options                                  -           (224,000)              -                -               -

Dividends paid - $2.05/share                      -        (30,376,000)              -                -               -
Cumulative currency
   translation adjustment                         -                  -        (266,000)               -        (266,000)
Net loss                                          -                  -               -       (2,461,000)     (2,461,000)
                                      --------------  ----------------- --------------- ---------------- ---------------
Balance at September 30, 2000              $148,000        $22,669,000     $(1,105,000)     $(7,388,000)    $(2,727,000)
                                      ==============  ================= =============== ================ ===============

5.  MAJOR CUSTOMERS
    ---------------

In the third quarter of 2000, the Company had two customers that each accounted for 12% of total revenues. In the third quarter of 1999, two customers accounted for 37% and 8% of total revenues, respectively. For the first nine months of 2000, one customer accounted for 10% of total revenues. In the first nine months of 1999, the Company had two customers that accounted for 21% and 11% of total revenues, respectively.


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

Results of Operations
---------------------

Comparison of Three Months Ended September 30, 2000 and 1999
------------------------------------------------------------

Continuing Operations
---------------------

Revenues
--------

Revenues decreased $3,129,000, or 38%, to $5,026,000 for the three months ended September 30, 2000 from $8,155,000 for the three months ended September 30, 1999. Software license fee revenues decreased $435,000, or 17%, from the same period last year. Services and maintenance fees for the three months ended September 30, 2000 amounted to $2,797,000, a 49% decrease from the same quarter in 1999. In addition there were miscellaneous revenues of $46,000 in the third quarter of 2000 included in services and maintenance fees.

The Company's international operations contributed $2,340,000 of revenues in the third quarter of 2000 compared to $1,863,000 in the third quarter of 1999. This represents a 26% increase from the same period last year and 47% of total revenues in the third quarter 2000.

Software license fee revenues decreased 17% to $2,183,000 in the third quarter of 2000 from $2,618,000 in the third quarter of 1999. The decrease is attributable to a decline in Dispatch-1 revenues of $1,309,000 and a decline in PowerHelp sales of $18,000. The license revenue decreases were partially offset by an increase in ServiceAlliance revenues of $892,000, indicative of the continued market acceptance of ServiceAlliance. ServiceAlliance license revenues increased 143%, to $1,517,000 in the third quarter of 2000 from $625,000 in the third quarter of 1999. DISPATCH-1 license fee revenue decreased $1,309,000 or 66% from $1,975,000 in the third quarter of 1999 to $666,000 in the third quarter of 2000. DISPATCH-1 accounted for 31% of total software license fee revenues in the third quarter of 2000 compared to 75% of total license fee revenues in the third quarter of 1999. In the third quarter of 1999, software license revenues from royalties received on PowerHelp, which was sold via a distributor, were $18,000. Power Help was sold at the end of 1999 and is therefore not sold by the Company in 2000.

Services and maintenance revenues decreased 49% to $2,843,000 in the third quarter of 2000 from $5,537,000 in the third quarter of 1999. The decrease primarily relates to service revenues from Dispatch-1, which decreased $2,748,000 to $422,000 from $3,170,000 in the third quarter of 1999. Most of the decline is attributable to the completion of two very large service contracts that were completed before the start of the third quarter of 2000. In addition, certain customers purchased DISPATCH-1 source code in 1999 and therefore were able to perform all service work they required using their internal staff instead of Astea. Service and maintenance revenues from ServiceAlliance increased by $102,000 or 9% to $1,194,000 in the third quarter of 2000 from $1,092,000 in the third quarter of 1999. In addition, service and maintenance revenue from PowerHelp was $7,000 in the third quarter of 1999. There were no revenues in 2000 due to the sale of Power Help at the end of 1999.

In the third quarter of 2000, the Company had two customers that each accounted for 12% of total revenues. In the third quarter 1999, two customers accounted for 37% and 8% of total revenues, respectively.

Costs of Revenues
-----------------

Cost of software license fees decreased 58% to $193,000 in the third quarter of 2000 from $459,000 in the third quarter of 1999. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $200,000 and $368,000 in the third quarters of 2000 and 1999 respectively. The decrease in the cost of software license fees represents decreased third party software costs attributable to the mix of products sold in conjunction with the company's products in the third quarter of 2000 as well as a decrease in capitalized software amortization. The software licenses gross margin percentage was 91% in the third quarter of 2000 compared to 82% in the third quarter of 1999. This increase in gross margin was attributable to decreased cost of license software fees.

Cost of services and maintenance decreased 49% to $2,181,000 in the third quarter of 2000 from $4,301,000 in the third quarter of 1999. The services and maintenance gross margin percentage was 23% and 22% in the third quarter of 2000 and 1999, respectively. The increase in gross margin was attributable to other revenues included in services and maintenance fees in third quarter of 2000.

Product Development
-------------------

Product development expense decreased 54% to $494,000 in the third quarter of 2000 from $1,070,000 in the third quarter of 1999. Product development as a percentage of revenues decreased to 10% in the third quarter of 2000 from 13% in the third quarter of 1999.

Sales and Marketing
-------------------

Sales and marketing expense decreased 25% to $1,399,000 in the third quarter of 2000 from $1,865,000 in the third quarter of 1999. As a percentage of revenues, sales and marketing expenses increased to 28% in 2000 compared to 23% in the third quarter of 1999.

General and Administrative
--------------------------

General and administrative expenses increased 35% to $1,216,000 in the third quarter of 2000 from $903,000 in the third quarter of 1999. The increase primarily relates to exchange losses recognized on the translation of subsidiaries' financial statements to U.S. dollars.

Restructuring Charge
--------------------

During the second quarter of 2000, the Company recorded a restructuring charge of $1,101,000 for actions aimed at reducing costs and consolidating its development activities. Since the restructuring was announced, the Company aggressively continued to close and consolidate excess capacity. At September 30, 2000 the Company owes $486,000 to complete its restructuring.

Net Interest Income
-------------------

Net interest income decreased $341,000 to $170,000 in the third quarter of 2000 from an interest income amount of $511,000 in the third quarter of 1999. The decrease of interest income is attributable to reduced marketable securities, which were liquidated at the end of the second quarter 2000, to pay a special dividend of $2.05 per share to the Company's stockholders of record as of June 15, 2000.

International Operations
------------------------
Total revenue from the Company's international operations increased by $477,000, or 26%, to $2,340,000 in third quarter of 2000 from $1,863,000 in the same quarter in 1999. The increase in revenue from international operations was primarily attributable to sales of ServiceAlliance licenses in Europe and Asia/Pacific. International operations resulted in $55,000 net income for the third quarter ended September 30, 2000 compared to net loss of $382,000 in the same quarter in 1999.


Comparison of Nine Months Ended September 30, 2000 and 1999
-----------------------------------------------------------

Continuing Operations
---------------------

Revenues
--------

Revenues decreased $7,185,000, or 30%, to 16,597,000 for the nine months ended September 30, 2000 from $23,782,000 for the nine months ended September 30, 1999. Software license fee revenues decreased $1,164,000, or 17%, from the same period last year. Services and maintenance fees for the nine months ended September 30, 2000 amounted to $10,823,000, a 36% decrease from the same nine months in 1999.

The Company's international operations contributed $6,998,000 of revenues in the first nine months of 2000 compared to $6,421,000 in the first nine months of 1999. This represents a 9% increase from the same period last year and 42% of total revenues in the first nine months of 2000.

Software license fee revenues decreased 17% to $5,774,000 in the first nine months of 2000 from $6,938,000 in the first nine months of 1999. The decrease is attributable to a decline in sales of Dispatch-1, partially offset by the continued market acceptance of ServiceAlliance. ServiceAlliance license revenues increased $332,000, or 12%, to $3,066,000 in the first nine months of 2000 from $2,734,000 in the first nine months of 1999. The increase in ServiceAlliance license revenue was offset by a decrease in DISPATCH-1 license fee revenue, which decreased $1,380,000 or 34% from $4,087,000 in the first nine months of 1999 to $2,707,000 in the first nine months of 2000 due to decreasing demand for this product. DISPATCH-1 accounted for 47% of total software license fee revenues in the first nine months of 2000 compared to 59% of total license fee revenues in the first nine months of 1999. In addition, software license fee revenues from royalties received on PowerHelp, which was sold via a distributor, was $116,000 in the first nine months of 1999. The Company sold its rights to PowerHelp at the end of 1999. Accordingly, there were no sales in 2000.

Services and maintenance revenues decreased 36% to $10,823,000 in the first nine months of 2000 from $16,844,000 in the nine months of 1999. The decrease primarily relates to service and maintenance revenues from DISPATCH-1, which decreased $7,271,000 to $6,826,000 from $14,097,000 in the first nine months of 1999. Service and maintenance revenues from ServiceAlliance increased 47% to $3,945,000 in the first nine months of 2000 from $2,689,000 in the first nine months of 1999. In addition, service and maintenance revenue from PowerHelp was $58,000 in the first nine months of 1999. Due to the sale of PowerHelp in 1999, there were no revenues in 2000.

In the first nine months of 2000, the Company had one customer that accounted for 10% of total revenues. In the first nine months of 1999, the Company had two customers that accounted for 21% and 11% of total revenues, respectively.

Costs of Revenues
-----------------

Cost of software license fees decreased 44% to $949,000 in the first nine months of 2000 from $1,687,000 in the first nine months of 1999. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $600,000 and $1,104,000 in the first nine months of 2000 and 1999, respectively. The decrease in the cost of software license fees represents lower third party software costs attributable to the mix of products sold in conjunction with the company's products in the first nine months of 2000 and a decrease in capitalized software amortization. The software licenses gross margin percentage was 84% in the first nine months of 2000 compared to 76% in the first nine months of 1999. This increase in gross margin was attributable to the mix of software licenses sold.

Cost of services and maintenance decreased 36% to $8,438,000 in the first nine months of 2000 from $13,170,000 in the first nine months of 1999. The services and maintenance gross margin percentage was 22% in the first nine months of 2000 and 1999. The decrease in services and maintenance costs results from the lower level of services provided.

Product Development
-------------------

Product development expense decreased 45% to $2,018,000 in the first nine months of 2000 from $3,693,000 in the first nine months of 1999. Product development as a percentage of revenues decreased to 12% in the first nine months of 2000 from 16% in the first nine months of 1999.

Sales and Marketing
-------------------

Sales and marketing expense decreased 14% to $5,312,000 in the first nine months of 2000 from $6,187,000 in the first nine months of 1999. This decrease resulted from the Company's restructuring and its continued effort to focus its marketing effort on cost effective means to increase market share and expand its presence through both direct and indirect channels. As a percentage of revenues, sales and marketing expenses increased to 32% from 26% in the first nine months of 1999.

General and Administrative
--------------------------

General and administrative expense increased 4% to $2,917,000 in the first nine months of 2000 from $2,815,000 in the first nine months of 1999. The increase primarily relates to exchange losses recognized on the translation of subsidiaries' financial statements to U.S. dollars.

Net Interest Income
-------------------

Net interest income decreased $219,000 to $1,384,000 in the first nine months of 2000 from $1,603,000 in the first nine months of 1999. The decrease is attributable to lower marketable securities which were liquidated to pay a special dividend on June 30, 2000 to stockholders of record on June 15, 2000.

International Operations
------------------------

Total revenue from the Company's international operations increased by $577,000, or 9%, to $6,998,000 in first nine months of 2000 from $6,421,000 in the same nine months of 1999. The increase in revenue from international operations was primarily attributable to increased license sales of ServiceAlliance, offset by reductions in DISPATCH-1 due to decreasing demand. International operations resulted in a $697,000 loss for the nine months ended September 30, 2000 as compared to a loss of $1,366,000 for the nine months ended September 30, 1999.

Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities was $3,217,000 for the nine months ended September 30, 2000, $981,000 less than the $4,198,000 of cash used for the nine months ended September 30, 1999. This decrease in cash used was primarily attributable to improved collections of accounts receivable partially offset by the payment of accrued expenses and reduction in deferred revenues.

The Company's investing activities provided $30,748,000 of cash in the first nine months of 2000 compared to $5,233,000 in the first nine months of 1999. The increase in cash provided was primarily attributable to the sale of marketable securities used to fund the June 30, 2000 dividend payment.

The Company used $29,607,000 for financing activities during the nine months ended September 30, 2000 compared to generating $81,000 in the first nine months of 1999. This decrease is principally due to payment of the June 30, 2000 dividend. This was partially offset by increased proceeds from the exercise of stock options and employee stock purchase plan.

At September 30, 2000, the Company had a working capital ratio of 2.5:1, with cash and investments available for sale of $10,208,000. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the foreseeable future. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

Variability of Quarterly Results and Potential Risks Inherent in the Business
-----------------------------------------------------------------------------

The Company's operations are subject to a number of risks, which are described in more detail in the Company's prior SEC filings. Risks which are unique to the Company on a quarterly basis, and which may vary from quarter to quarter, include but are not limited to the following:

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------

         Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2000, the Company's investments consisted of U.S. government agencies securities, commercial paper and corporate bonds. The Company does not expect any material loss with respect to its investment portfolio.

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

Item 1.           Legal Proceedings
-----------------------------------

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any legal proceedings, which would, in management's opinion, have a material adverse effect on the Company's business or results of operations.

Item 2.           Changes in Securities and Use of Proceeds
-----------------------------------------------------------

There have been no changes in securities during the quarter ended September 30,2000.

Item 3.           Defaults Upon Senior Securities
-------------------------------------------------

There have been no defaults by the Company on any Senior Securities during the quarter ended September 30, 2000.

Item 4.           Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------------

At the Annual Meeting of Stockholders held on August 24, 2000, pursuant to the Notice of Annual Meeting of Stockholders dated July 24, 2000, the following actions were taken:

1. The proposal to elect Zack B. Bergreen, Barry M. Goldsmith, Adrian A. Peters and Isadore Sobkowski as directors, to hold office until the 2001 Annual Meeting of Stockholders and until their successors are elected and qualified, was approved (14,131,031 shares in favor, no shares withheld and 90,471 shares abstaining).

2. The proposal to appoint Arthur Andersen LLP as independent auditors for the Company for the fiscal year ending December 31, 2000 was approved (13,891,008 shares in favor; 22,085 shares against; and 8,458 shares abstaining).

No other matters were submitted to a vote of the Company's stockholders during the third quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

Item 5.           Other Information
-----------------------------------

None.

Item 6.           Exhibits and Reports on Form 8-K
--------------------------------------------------

(A)      Exhibits

         (27)     Financial Data Schedule

(B)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of November 2000.

                             ASTEA INTERNATIONAL INC.


                             By: /s/Zack B. Bergreen
                                ----------------------------
                                  Zack Bergreen
                                  Chief Executive Officer
                                  (Principal Executive Officer)

                             By: /s/Fredric Etskovitz
                                ----------------------------
                                 Fredric Etskovitz
                                 Chief Financial Officer
                                 (Principal Financial and Chief
                                 Accounting Officer)