Form 10-K
period 2000-12-31
ASTEA INTERNATIONAL INC
filed 2001-04-02
CIK 945989

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   -------------------------------------------

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
     For The Fiscal Year Ended: December 31, 2000

                                       or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of
     The Securities Exchange Act of 1934.
     For the transition period from        to
                                   -------- ---------

                         Commission File Number: 0-26330
                                                 -------

                            ASTEA INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                   23-2119058
  ---------------------------------------              --------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

455 Business Center Drive, Horsham, Pennsylvania                  19044
------------------------------------------------              ------------
   (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (215) 682-2500
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g)
of the Act: Common Stock, $.01 par value
            ----------------------------

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


The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 23, 2001 (based on the closing price of $.9375 as quoted by Nasdaq National Market as of such date) was approximately $13,744,000.

As of March 23, 2001, 14,660,487 shares of the registrant's Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE


                                      None.

================================================================================

                                TABLE OF CONTENTS
                                                                                       Page
                                                                                       ----
                  PART I

Item 1.           Business                                                               3
Item 2.           Properties                                                            10
Item 3.           Legal Proceedings                                                     10
Item 4.           Submission of Matters to a Vote of Security Holders                   10

                  PART II

Item 5.           Market for Registrant's Common Equity and Related                     11
                  Stockholder Matters
Item 6.           Selected Financial Data                                               12
Item 7.           Management's Discussion and Analysis of Financial                     14
                  Condition and Results of Operations
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk            25
Item 8.           Financial Statements and Supplementary Data                           26
Item 9.           Changes in and Disagreements with Accountants on                      47
                  Accounting and Financial Disclosure

                  PART III

Item 10.          Directors and Officers of the Registrant                              47
Item 11.          Executive Compensation                                                47
Item 12.          Security Ownership of Certain Beneficial Owners and                   47
                  Management
Item 13.          Certain Relationships and Related Transactions                        47

                  PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports                  48
                  on Form 8-K

                  Signature Page                                                        51

                                     PART I

Item 1. Business.

General


     Astea International Inc. ("Astea" or the "Company") develops, markets and supports front-office solutions for the Customer Relationship Management ("CRM") software market. Astea's applications are designed specifically for organizations which are service centric-i.e.- field service and customer support are considered mission critical aspects of business operations. The Company's solutions have demonstrated quantifiable cost efficiency and service improvements in large enterprise environments that require sophisticated management of inventory, field and customer support resources. The Company's principal product offerings-ServiceAlliance(R) and DISPATCH-1(R) deliver powerful functionality that enables organizations with a high degree of field service and customer support requirements to improve customer satisfaction, build customer loyalty, and increase the profitability of customer service by increasing revenue opportunities while diminishing costs. Astea's software has been licensed to approximately 510 companies worldwide, distributed across a variety of industries, including telecommunications, information technology, healthcare, process and control technologies, and white goods. Astea expects that sales of licenses and services related to DISPATCH-1 will be made only to current customers and marketing efforts for that product are limited to the current customer base. The Company's external sales and marketing efforts, therefore, focus solely on ServiceAlliance.

     ServiceAlliance, the Company's newest software solution, draws on the best practices and functionality of DISPATCH-1, one of the field service industry's leading customer service applications. First introduced in 1997, ServiceAlliance is a client/server application designed to leverage the rapid technology advances that continue to characterize the software industry. With ServiceAlliance, the Company reformulated the complex and powerful functionality of its original DISPATCH-1 product into an intuitive, configurable, modular and open software design. The result is a tightly integrated, highly configurable software solution that can be implemented more quickly and at lower cost than DISPATCH-1, and it is able to interface more easily with other key business systems. This combination is key to ServiceAlliance's ability to deliver a faster overall return on investment to Astea's customers. Accordingly, ServiceAlliance has a broader market appeal, since it cost effectively delivers to organizations of any size the functionality and capabilities once affordable only to Fortune 500 companies. In December 1999, the Company also introduced SalesAlliance(TM) a software solution which integrates with Service Alliance and is designed to automate the sales process for businesses that sell services.

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

     The Company markets its products both domestically and internationally through offices in the United States and overseas, as well as through resellers and system integrators. Internationally, the company maintains offices in the United Kingdom, the Netherlands, France, Australia and Israel. Distributor agreements help to extend the Company's sales, marketing, and support presence to Japan, Taiwan, South Africa, India, Hong Kong and Malaysia. In 1999, the Company entered into distributor agreements to serve Korea and Thailand. In addition, The Company entered strategic partnerships with Sage Software, Inc. ("Sage") and Template Software, Inc. ("Template"), both targeted at standardizing ServiceAlliance's capabilities to integrate with other software applications, thereby reducing the cost of integrating ServiceAlliance. The partnership with Sage links ServiceAlliance with Sage's leading middle-market financial products, Acuity(R) and MAS 90(R). Packaged ServiceAlliance/Acuity and ServiceAlliance/MAS 90 solutions can now be offered by Sage's network of over 4,000 resellers and Astea's direct sales channel. The partnership with Template, a leader in enterprise application integration (EAI) technology, is designed to accelerate development of solutions that cost-effectively integrate ServiceAlliance with financial, ERP and MRP systems, including products from companies such as SAP AG ("SAP") and Oracle Systems Corp. ("Oracle").

     During 1998, the Company sold its Bendata, Inc. ("Bendata") and Abalon AB ("Abalon") subsidiaries. Unless otherwise indicated, the descriptions herein of the Company and its business and financial condition excludes Bendata, Abalon and their products. See Note 3 of the Notes to the Consolidated Financial Statements.

Current Product Offerings

ServiceAlliance

     ServiceAlliance is the Company's newest service and support management software solution. As of December 31, 2000, ServiceAlliance had been licensed to over 145 customers worldwide. The Company is encouraged by the initial market acceptance of ServiceAlliance, which is being implemented in businesses worldwide. See "Certain Factors that May Affect Future Results--Uncertain Market Acceptance of ServiceAlliance; Decreased Revenues from DISPATCH-1."

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

     The standard ServiceAlliance product includes AllianceFieldService(R), AllianceCustomerSupport(R), AllianceOrders(R), AllianceRepair(R),
AllianceLogistics(R), and AllianceContracts(R). Together, they address essential elements in the customer life cycle, including field dispatch and scheduling, external help desk (customer or engineer) support, inventory and logistics management (from the time of request through allocation and shipment); contract management and billing (including price books), and sales to service integration (quotations and work orders). In addition to these core modules, optional add-on modules are available to meet specific customer needs. Through AllianceStudio(R), customers also have access to a set of application-specific configuration tools that allow them to tailor ServiceAlliance to meet the needs of their specific business environment, which in turn facilitates rapid deployment of the product. In 2000, the capabilities of ServiceAlliance were expanded with two new software releases, versions 5.0 and new system options for on-line analytical processing; integrated project management; and pan European, forms-based, GSM and SMS data communications.

     Astea also sells a number of optional products designed to extend the boundaries of a service organization including SalesAlliance, AllianceLink(R), AllianceMobile(R), AllianceProjects(R), and AllianceWeb(R). SalesAlliance is an Enterprise Sales Force Automation (E-SFA) software designed to automate the sales process for businesses that sell services. SalesAlliance integrates with ServiceAlliance, enabling field sales to share the same CRM database used to manage front and back office customer service operations. SalesAlliance offers capabilities found in other SFA applications including field connectivity and synchronization with remote data bases, but is also focused on increasing revenue through service-related sales opportunities such as maintenance contracts, add-on equipment and spare parts. SalesAlliance enables executives to implement a uniform sales process across the enterprise, and leverage standardized sales and service data to improve service revenue, sales planning, forecasting, reporting and analysis with decision-making based on a more comprehensive view of total business operations.

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

eCRM Product Offering

     The Company plans to extend its ServiceAlliance product by producing and marketing a comprehensive suite of e-CRM products. The e-CRM suite will consist of three portals that give access to eight new e-CRM products for users of the Company's AllianceEnterprise(TM) suite. The new products will be released in stages expected to begin in the summer of 2001 and will have capabilities for customer self-service, self-sales and mobile employees. Other products to follow as part of the e-CRM suite will add capabilities for channel management and suppliers of goods and services, and will be enabled with an XML-based B2B server for unattended e-Business. An e-CRM server platform will be used for the new products that conduct the e-Business transactions.

DISPATCH-1

     The Company's original standard product, DISPATCH-1 which was introduced in 1986 typically has been adopted by larger Fortune 1,000 companies. Astea currently supports approximately 82 DISPATCH-1 customers on active maintenance. In 2000, approximately 57% of the Company's total revenues derived from license, maintenance and professional service fees related to DISPATCH-1, compared to 72% in 1999. See "Certain Factors that May Affect Future Results--Uncertain Market Acceptance of ServiceAlliance; Decreased Revenues from DISPATCH-1." While ServiceAlliance is the successor to DISPATCH-1 and offers a broader CRM solution, DISPATCH-1 remains deployed in a variety of large enterprise environments and supports thousands of users in multinational locations. Support of these installations is a key component of the Company's plans and DISPATCH-1 is expected to be a significant continuing source of licensing, service and maintenance revenues to Astea for the foreseeable future in the form of additional users on current licenses, addition of optional modules, and ongoing maintenance fees.

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

Professional Services and Customer Support Services

     Astea offers a range of specialized professional and customer support services to assist its clients in using its products effectively. These services include business process consulting, implementation planning, project management, customization, education and training, technical support and ongoing software maintenance. Astea believes that its professional services capabilities allow its clients to deploy the Company's products quickly and efficiently. Together, professional services and customer support comprised approximately 67% and 66% of the Company's total revenues in both 2000 and 1999, respectively.

Professional Services

     As of December 31, 2000, the professional services group consisted of 42 professional services personnel, 25 of which are headquartered in the United States and 17 of which are based in five offices internationally in the United Kingdom, the Netherlands, France, Israel and Australia. An initial professional services engagement for ServiceAlliance typically is between one and four months and such engagements usually lasted between six and 18 months for DISPATCH-1. For most of Astea's clients appropriate teams are assembled from the Company's worldwide offices to perform the required services. Due to the more complex nature of Astea's DISPATCH-1 offering, customers that licensed these programs typically purchased a higher volume of professional services than customers of ServiceAlliance.

     Astea's typical professional services engagement includes planning, prototyping and implementation of Astea's products within the client's organization. During the initial planning phase of the engagement, Astea's professional services personnel work closely with representatives of the client to prepare a detailed project plan that includes a timetable, resource requirements, milestones, in-house training programs, onsite business process training and demonstrations of Astea's product capabilities within the client's organization. The next, most critical phase of the Astea professional services personnel engagement is the prototyping phase, in which Astea works closely with representatives of the client to configure Astea's software functionality to the client's specific business process requirements. During the prototyping phase, Astea's professional services personnel design the technology infrastructure, define and document business processes and establish the order of product deployment. The critical element of the prototyping phase is a detailed analysis of the client's business processes and needs. The final phase in the professional services engagement is the implementation phase, in which Astea's professional services personnel work with the client to develop detailed data mapping, conversions, interfaces and other technical and business processes necessary to integrate Astea's software into the client's computing environment. Ultimately, education plans are developed and executed to provide the client with the process and system knowledge necessary to effectively utilize the software and fully implement the Astea solution. Professional services are charged on an hourly or per diem basis and are billed, pursuant to customer work orders, usually on a monthly basis.

Customer Support

     The Company's customer support group provides Astea's clients with telephone and on-line technical support, as well as product enhancements, updates and new releases. Astea's customer support group is deployed to provide support for Astea's clients in all regions of Astea's worldwide operations, providing local client representatives with real-time support usually spoken in their native languages by Astea and distributor personnel familiar with local business customs and practices. Typically, customer support fees are established as a fixed percentage of license fees and are invoiced to clients on an annual basis after the conclusion of the warranty period, which is normally 90 days. Astea's customer support representatives are located in one office in the United States, three offices in Europe, one office in Israel and one office in Australia. As of December 31, 2000, the Company's worldwide customer support group consisted of 27 representatives, 18 located in the United States and 9 based internationally.

Customers

     The Company estimates that it has sold approximately 510 licenses to customers ranging from small, rapidly growing companies to large, multinational corporations with geographically dispersed operations and remote offices. More than 145 licenses were sold for ServiceAlliance and the remainder for DISPATCH-1. The broad applicability of the Company's products is demonstrated by the wide range of companies across many markets and industries that use one or more of Astea's products, including telecommunications, computers and electronics, office equipment, medical systems, building systems and controls, and third-party service and support organizations. In 2000 no single customer accounted for 10% or more of the Company's revenues. In 1999 and 1998, Storage Technology Corporation accounted for 18% and 15% of the Company's revenues, respectively. In 1999, this customer accounted for 12% of the Company's revenues excluding one-time revenues from the sales of source code. In 1999 and 1998, NCR Corporation accounted for 16% and 11% of the Company's revenues, respectively. In 1999, this customer accounted for 11% of the Company's revenues excluding one-time revenues from the sales of source code. These sales of source code were part of the Company's plan to redirect its resources toward ServiceAlliance as well as a decision by the customers to bring DISPATCH-1 support and maintenance in-house.

Sales and Marketing

     Astea markets its products and services through a multi-tiered sales structure comprised of direct sales and telesales operations, and through relationships with resellers and international distributors. The Company is attempting to broaden its reseller network by seeking to establish a nationwide indirect distribution channel targeted at the mid-market tier. The Company's sales organization consisted of 27 personnel on December 31, 2000 complemented by a coordinated marketing effort of the Company's marketing group, which consisted of 9 personnel on December 31, 2000. See "Certain Factors that May Affect Future Results--Need to Expand Indirect Sales."

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

     Astea's international sales accounted for 41% of the Company's revenues in 2000, 32% in 1999, and 28% in 1997. See "Certain Factors that May Affect Future Results--Risks Associated with International Sales" and Note 16 of the Notes to the Consolidated Financial Statements.

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

     As of December 31, 2000, the Company's product development staff consisted of 26 employees. The Company's total expenses for product development for the years ended December 31, 2000, 1999 and 1998, were $2,744,000, $4,900,000, and
$5,718,000, respectively; these expenses represented 14%, 15%, and 20% of total revenues for 2000, 1999, and 1998, respectively. In addition, the Company capitalized software development costs of $640,000, $800,000, and $1,233,000 in 2000, 1999 and 1998, respectively. The Company anticipates that it will continue to commit substantial resources to product development in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Factors that May Affect Future Results--Need for Development of New Products."

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

     Competitors vary in size, scope and breadth of the products and services offered. The Company encounters competition generally from a number of sources, including other software companies, third-party professional services organizations that develop custom software, and management information systems departments of potential customers developing proprietary, custom software. In the field service and customer support marketplace, the Company competes against publicly-held companies and numerous smaller, privately-held companies. The Company's competitors include SAP, Oracle, Great Plains Software, Inc., Nortel Networks Inc. ("Formally Clarify"), PeopleSoft Inc. ("PeopleSoft") and a number of smaller privately-held companies. See "Certain Factors that May Affect Future Results--Competition in the Customer Relationship Management Software Market Is Intense."

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

Employees

     As of December 31, 2000, the Company, including its subsidiaries, had a total of 154 full time employees worldwide, 80 in the United States, 18 in the United Kingdom, 8 in the Netherlands, 5 in France, 28 in Israel, 14 in Australia, and one in Japan. Of the total, 36 were employed in sales and marketing, 26 in product development, 69 in professional services and customer support and 23 in administration and finance. The Company's future performance depends, in significant part, upon the continued service of its key technical and management personnel and its continuing ability to attract and retain highly qualified and motivated personnel in all areas of its operations. See "Certain Factors that May Affect Future Results--Dependence on Key Personnel; Competition for Employees." None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

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

Item 2. Properties.

     The Company's headquarters are located in a leased facility of approximately 51,000 square feet in Horsham, Pennsylvania; the Company has subleased approximately half of such building to other tenants. The Company also leases facilities for operational activities in Houten, the Netherlands; and Tefen, Israel; and for sales and customer support activities in Cranfield, England; Paris, France; Tokyo, Japan; and St. Leonards, Australia. The Company believes that suitable additional or alternative office space will be available in the future on commercially reasonable terms as needed.

Item 3. Legal Proceedings.

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In addition, since the Company enters into a number of large contracts requiring the complex installation of software products and the implementation of considerable professional services over several quarterly periods, the Company is from time to time engaged in discussions and deliberations with customers regarding the adequacy and timeliness of the installation or service, product functionality and features desired by the customer and additional work and product requirements that were not anticipated at the commencement of the project. These deliberations sometimes result in changes in services required, upward or downward price adjustments, or reworking of contract terms. The Company from time to time will reserve funds for contingencies under contract deliberations. The Company is not a party to any material legal proceedings, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's business, financial condition or results of operations. See
Note 12 of the Notes to the Consolidated Financial Statements.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ATEA." The following table sets forth the high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market for the past two fiscal years:


        2000                          High               Low
        --------------------- ------------- -----------------
        First quarter                 7.38              3.88
        Second quarter                3.63              2.09
        Third quarter                 1.94               .75
        Fourth quarter                1.09               .44

        1999                          High               Low
        --------------------- ------------- -----------------
        First quarter                $3.56             $1.78
        Second quarter                3.56              2.50
        Third quarter                 3.00              2.38
        Fourth quarter                6.00              2.00

     As of March 23, 2001, there were approximately 71 holders of record of the Company's Common Stock. (Because "holders of record" include only stockholders listed with the Company's transfer agent and exclude stockholders listed separately with financial nominees, this number does not accurately reflect the actual number of beneficial owners of the Company's Common Stock, of which the Company estimates there were more than 2,700 on such date.) On March 23, 2001, the last reported sale price of the Common Stock on the Nasdaq National Market was $.9375 per share.

     The Board of Directors from time to time reviews the Company's forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. On June 30, 2000, the Company paid its only dividend since its initial public offering. The dividend was $2.05 per share to stockholders of record at June 15, 2000.

Item 6. Selected Financial Data.

Years ended December 31,                                2000        1999        1998        1997        1996
--------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)

Statement of Income Data: (1)
Revenues:
     Software license fees                          $  6,554    $ 11,312    $  5,822    $  9,213    $ 15,792
     Services and maintenance                         13,381      21,723      23,119      22,948      26,010
                                                 -------------------------------------------------------------
            Total revenues                            19,935      33,035      28,941      32,161      41,802
                                                 -------------------------------------------------------------
Cost and Expenses:
     Cost of software license fees (2)                 1,199       2,240       1,957       2,749       2,462
     Cost of services and maintenance                 10,546      17,063      17,583      16,054      18,908
     Product development                               2,744       4,900       5,718       8,653       6,628
     Sales and marketing                               6,857       8,463       7,976       8,367      14,053
     General and administrative (3)                    4,066       4,478       5,297      11,127       7,524
     Restructuring charge (4)                          1,101       1,630        (800)      5,328          --
                                                 -------------------------------------------------------------
           Total costs and expenses                   26,513      38,774      37,731      52,731      49,575
Loss from continuing operations
      before interest and taxes                       (6,578)     (5,739)     (8,790)    (20,117)     (7,773)
Net interest income                                    1,496       2,163         496           4         632
                                                 -------------------------------------------------------------
Loss from continuing
      operations before income taxes                  (5,082)     (3,576)     (8,294)    (20,113)     (7,141)
Benefit for income taxes                                  --          --        (803)       (877)     (2,355)
                                                 -------------------------------------------------------------
Loss from continuing operations                       (5,082)     (3,576)     (7,491)    (19,236)     (4,786)
Gain on sale of discontinued operations,
      net of taxes (1)                                   293          --      43,339          --          --
(Loss) income from discontinued operations,
      net of taxes (1)                                    --          --      (1,697)        742     (14,921)
                                                 -------------------------------------------------------------
Net (loss) income                                   $ (4,789)   $ (3,576)   $ 34,151    $(18,494)   $(19,707)
                                                 =============================================================
Basic and diluted (loss) earnings per share:
      Continuing operations                         $  (0.35)   $  (0.26)   $  (0.56)   $  (1.45)   $  (0.37)
      Gain on sale of discontinued operations           0.02          --        3.22          --          --
      Discontinued operations                                                  (0.13)       0.05       (1.16)
                                                 -------------------------------------------------------------
                                                    $  (0.33)   $  (0.26)   $   2.53    $  (1.40)   $  (1.53)
                                                 =============================================================
Shares used in computing basic and diluted (loss)
      earnings per share                              14,570      13,899      13,478      13,252      12,844
Balance Sheet Data: (1)
Working capital                                     $  9,668    $ 44,170    $ 45,542    $ 11,409    $ 24,748
Total assets                                          21,653      58,634      63,613      30,525      49,795
Long-term debt, less current portion                      23          49         468       1,477       3,609
Accumulated deficit                                   (9,716)     (4,927)     (1,351)    (35,502)    (17,008)
Total stockholders' equity                            11,955      46,617      49,017      13,429      31,617


(1) The Company sold Bendata in September 1998 (effective July 1, 1998) and sold Abalon in December 1998. The results of Bendata and Abalon have been treated as discontinued for all periods presented. See Note 3 of the Notes to the Consolidated Financial Statements.

(2) Included in cost of software license fees in the first quarter of 1997 is a write-off of $453,000 of capitalized software development costs related to the Company's support automation product,

     PowerHelp, and to older versions of certain service automation modules which are no longer marketed by the Company. See Note 4 of the Notes to the Consolidated Financial Statements.
(3) A one-time accrual for consulting fees of $304,000 is included in the fourth quarter of 1999 general and administrative expense. See Note 16 of the Notes to the Consolidated Financial Statements. As a result of the restructuring during the first quarter of 1997, the Company recorded a goodwill impairment charge of $2,058,000 which is included in general and administrative expense. This charge related to the 1995 acquisition of Astea BV. See Note 4 of the Notes to the Consolidated Financial Statements.
(4) Included in the second quarter of 2000 is a restructuring charge of $1,101,000, which includes severance costs, an office closing, and other actions aimed at reducing operating expenses. The fourth quarter of 1999 contains a restructuring charge of $1,630,000 due to reduced DISPATCH-1 development and billable service activity and includes severance payments, the write-off of capitalized software for certain DISPATCH-1 modules which will no longer be sold and reserves to settle DISPATCH-1 contractual obligations. Included in the first quarter of 1997 is a restructuring charge of $5,328,000 which includes severance costs, office closing costs and other consolidation costs. In the second quarter of 1998, $800,000 was reversed due to lower than expected costs. See Note 4 of the Notes to the Consolidated Financial Statements.

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

     The Company develops, markets and supports front-office solutions for the Customer Relationship Management ("CRM") software market. Astea's applications are designed specifically for organizations for which field service and customer support are considered mission critical aspects of business operations. The Company's principal product offerings - ServiceAlliance and DISPATCH-1 - deliver powerful functionality that enables organizations with a high degree of field service and customer support requirements to improve customer satisfaction, build customer loyalty, and decrease the cost of customer service by increasing revenue opportunities while diminishing costs. Astea's software is used by companies worldwide, distributed across a variety of industries that provide maintenance and repair services, including telecommunications, information technology, healthcare, process and control technologies, and white goods. The Company maintains offices in the United States, Australia, the Netherlands, France, the United Kingdom, Japan and Israel.

     The Company generates revenues from two sources: software license fees for its software products, and services and maintenance revenues from professional services, which includes consulting, implementation, training and maintenance related to those products.

     Software license fees accounted for 33% of the Company's total revenues in 2000. Sales of ServiceAlliance accounted for 17% of total revenues and sales of DISPATCH-1 accounted for 16% of total revenues. Software license fee revenues also include some fees from the sublicensing of third-party software, primarily relational database licenses. Typically, customers pay a license fee for the software based on the number of licensed users. Depending on the contract terms and conditions, software license fees are recognized as revenue upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. If significant vendor obligations exist at delivery or if the product is subject to uncertain customer acceptance, revenue is deferred until no significant obligations remain or acceptance has occurred.

     The remaining component of the Company's revenues consists principally of fees derived from professional services associated with the implementation and deployment of the Company's software products and maintenance fees for ongoing customer support, primarily external customer technical support services and product enhancements. Professional services (including training) are charged on an hourly or daily basis and billed on a regular basis pursuant to customer work orders. Training services may also be charged on a per-attendee basis with a minimum daily charge. Out-of-pocket expenses incurred by company personnel performing professional services are typically reimbursed by the customer. The Company recognizes revenue from professional services as the services are performed. Maintenance fees are typically paid to the Company under agreements entered into at the time of the initial software license. Maintenance revenue, which is invoiced annually upon the expiration of the warranty period, is recognized ratably over the term of the agreement, which is usually twelve months.

Results of Continuing Operations

     The following table sets forth, for the periods indicated, selected financial data and the percentages of the Company's total revenues represented by each line item presented for the periods presented:

Years ended December 31,                            2000           1999        1998
------------------------------------------------------------------------------------------
Revenues:
    Software license fees                              33.0   %      34.2 %      20.1   %
    Services and maintenance                           67.0          65.8        79.9
                                                 -----------------------------------------
        Total revenues                                100.0         100.0       100.0
                                                 -----------------------------------------

Costs and expenses:
   Cost of software license fees                        6.0    %      6.8  %      6.8   %
   Cost of services and maintenance                    52.8          51.7        60.7
   Product development                                 13.7          14.8        19.8
   Sales and marketing                                 34.3          25.6        27.6
   General and administrative                          20.4          13.6        18.3
   Restructuring charge                                 5.5           4.9        (2.8)
                                                 -----------------------------------------
        Total costs and expenses                      132.7    %    117.4  %    130.4   %
                                                 -----------------------------------------


Comparison of Years Ended December 31, 2000 and 1999

     Revenues. Total revenues decreased $13,100,000, or 40%, to $19,935,000 for the year ended December 31, 2000 from $33,035,000 for the year ended December 31, 1999. Software license revenues decreased by $4,758,000 or 42% in 2000, compared to 1999. Services and maintenance fees for 2000 amounted to $13,381,000, a 38% decrease from 1999.

     Software license fee revenues decreased $4,758,000 or 42% to $6,554,000 in 2000 from $11,312,000 in 1999. ServiceAlliance license fee revenues decreased to $3,414,000 in 2000 from $4,174,000 in 1999, a decrease of 18% due to a re-engineering of the Company's sales model to focus on mid to upper market size customers, which is consistent with the install base of the Company's legacy product, DISPATCH-1. The Company's PowerHelp product is no longer owned by Astea.. In 1999, it had license revenues of $1,232,000, including $1,100,000 of revenue from the sale of all of the Company's rights to PowerHelp to a distributor in December 1999. License fee revenues for DISPATCH-1 decreased $2,766,000 or 47% from $5,906,000 in 1999 to $3,140,000 in 2000 primarily as a result of the sale in 1999 of DISPATCH-1 source code revenue amounting to $3,386,000.

     Total services and maintenance revenues decreased $8,342,000 or 38% to $13,381,000 in 2000 from $21,723,000 in 1999. The decrease in service and maintenance revenues is attributable to a decrease in DISPATCH-1 revenues partially offset by an increase in ServiceAlliance revenues. ServiceAlliance service and maintenance revenues increased to $4,991,000 in 2000 from $3,857,000 in 1999 due to the growing ServiceAlliance customer base. DISPATCH-1 service and maintenance revenues decreased 53% or $9,434,000 to $8,390,000 in 2000 from $17,824,000 in 1999 due to an ongoing decrease in the number of customers under service and maintenance contracts and the completion of two significant long-term projects. As a result of the DISPATCH-1 source code sales and decreasing demand for DISPATCH-1, the decrease in service and maintenance revenue is expected to continue in 2001.

     In 2000, the Company had no significant customers that accounted for 10% or more of its revenues. In 1999, two DISPATCH-1 customers accounted for 18% and 15% of total revenues. The Company did not generate significant revenue from these two customers in 2000, because they purchased source code in 1999.

     Costs of Revenues. Costs of software license fee revenues decreased 46%, or $1,041,000, to $1,199,000 in 2000 from $2,240,000 in 1999. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $800,000 and $1,508,000 in 2000 and 1999, respectively. The decrease in cost of software license fees was due to decreased capitalized software amortization costs and a decrease in direct costs due to lower revenues. The software licenses gross margin percentage was 82% in 2000 compared to 80% in 1999. The increase in gross margin was principally attributable to decreased amortization of capitalized software.

     The costs of services and maintenance revenues decreased 38%, or $6,517,000, to $10,546,000 in 2000 from $17,063,000 in 1999. The service and maintenance gross margin percentage remained consistent at 21% in 2000 and 1999.

     Product Development. Product development expenses decreased 44%, or $2,156,000, to $2,744,000 in 2000 from $4,900,000 in 1999. Product development as a percentage of total revenue decreased to 14% in 2000 compared to 15% in 1999. The Company's total product development costs, including capitalized software development costs were $3,384,000 or 17% of revenues in 2000 compared to $5,700,000, which was also 17% of revenues in 1999, a decrease of $2,316,000 or 41%. The decrease in product development expenses is primarily attributable to reduced third party consultant costs and the elimination of development costs in 2000 related to DISPATCH-1. The Company has focused its development effort exclusively on the upgrade of ServiceAlliance.

     Sales and Marketing. Sales and marketing expenses decreased 19%, or $1,606,000, to $6,857,000 in 2000 from $8,463,000 in 1999. The decrease resulted from the Company's cost restructuring effort. However, the Company is making a concentrated effort to increase market share and expand its presence through both direct and indirect channels. Sales and marketing expense as a percentage of total revenues increased to 34% in 2000 from 26% in 1999.

     General and Administrative. General and administrative expenses decreased 9%, or $412,000, to $4,066,000 in 2000 from $4,478,000 in 1999. As a percentage of total revenues, general and administrative expenses increased to 20% in 2000 compared to 14% in 1999. This increase primarily relates to increases in the allowance for uncollectible accounts and professional fees. Included in 1999 general and administrative expenses, is a one-time accrual of $304,000 for consulting fees. Without this one-time charge general and administrative expenses would have been $4,174,000.

     Restructuring Charge. During the second quarter of 2000, the Company recorded a restructuring charge of $1,101,000 in connection with the closing of one of its offices, relocation of other offices to smaller facilities, termination fees related to operating leases and severance costs related to downsizing the Company's employment roles. During the fourth quarter of 1999, the Company also recorded a restructuring charge of $1,630,000 in connection with the wind-down of DISPATCH-1 development and billable service activity. The 1999 restructuring charge includes severance of $677,000, write-off of DISPATCH-1 capitalized software that is no longer viable for $457,000 and other consolidation costs of $496,000. (See Note 4 of the Notes to Consolidated Financial Statements).

     Net Interest Income. Net interest income decreased $667,000, to $1,496,000 in 2000 from $2,163,000 in 1999. This decrease was primarily attributable to the reduction in cash balances resulting from the special dividend of $2.05 per share, totaling $30,376,000, paid June 30, 2000 to shareholders of record as of June 15, 2000.

     International Operations. Total revenue from the Company's international operations declined by $644,000, or 7% to $8,163 ,000 in 2000 from $8,807,000 in
1999. The decrease in revenue from international operations was primarily attributable to the reductions in service revenues from DISPATCH-1 due to decreasing demand offset by an increase in revenue from the sale of DISPATCH-1 source code and sales of ServiceAlliance licenses and services. International operations resulted in a $819,000 loss for 2000 compared to a loss of $645,000 in 1999.

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

     In 1999, the Company had two DISPATCH-1 customers that accounted for 18% and 15% of revenues, respectively. In 1998, the same two DISPATCH-1 customers accounted for 16% and 11% of total revenues, respectively. The Company does not expect to receive significant revenue from these two customers in the future because they purchased source code in 1999.

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

     General and Administrative. General and administrative expenses decreased 15%, or $819,000, to $4,478,000 in 1999 from $5,297,000 in 1998. As a percentage of total revenues, general and administrative expenses decreased to 14% in 1999 compared to 18% in 1998. This decrease primarily relates to the Company's ongoing cost containment efforts. Included in 1999 general and administrative expenses, is a one-time accrual of $304,000 for consulting fees. Without this one-time charge general and administrative expenses would have decreased $1,123,000 or 21%.

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

Liquidity and Capital Resources

     Net cash used in operating activities was $4,387,000 for the year ended December 31, 2000 compared to $686,000 for the year ended December 31, 1999. This increased use of cash was primarily attributable to an increased net loss, lower amortization of capitalized software, increased prepaid expenses, and an increase in payments of accounts payable, accrued expenses and accrued restructuring, offset by a decrease in accounts receivable.

     The Company generated $33,017,000 of cash from investing activities in 2000 compared to using $7,340,000 in 1999. The increase was attributable to the sale of investments available for sale in 2000 compared to purchases of investments available for sale in 1999, partially reduced by proceeds in 1999 from the sale of discontinued operations.

     The Company used $29,650,000 in financing activities for the year ended December 31, 2000 compared to using $141,000 for the year ended December 31, 1999. The increase in cash used was principally attributable to the payment of a special dividend of $2.05 per share, or $30,376,000, which was paid on June 30, 2000 to shareholders of record at June 15, 2000.

     At December 31, 2000, the Company had a working capital ratio of approximately 2.03:1, with cash and investments available for sale of $8,714,000. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the foreseeable future. The Board of Directors from time to time reviews the Company's forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. On June 30, 2000, the Company paid a dividend of $2.05 per share to shareholders of record as of June 15, 2000. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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

     For the year ended December 31, 1998, the discontinued operations generated revenues of $18,095,000. The discontinued operations generated a net loss of $1,697,000 in 1998.

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

     Uncertain Market Acceptance of ServiceAlliance; Decreased Revenues from DISPATCH-1. In each of 2000, 1999, and 1998, more than 58%, 72%, and 86%, respectively, of the Company's total revenues was derived from the licensing of DISPATCH-1 and the provision of professional services in connection with the implementation, deployment and maintenance of DISPATCH-1 installations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company originally introduced ServiceAlliance in August 1997 in order to target a market segment in which DISPATCH-1 was not cost-effective or attractive. Subsequent, rapid changes in technology have now positioned ServiceAlliance to supercede DISPATCH-1 as the company's flagship brand. As a result, the probability that DISPATCH-1 will be sold to new customers is small. Sales to existing customers comprised 100% of DISPATCH-1 license revenue in 2000. DISPATCH-1 revenues have declined in each of the last three fiscal years and that trend is expected to continue and accelerate.

     While the Company has licensed ServiceAlliance to over 145 companies worldwide in 1998 through 2000, revenues from sales of ServiceAlliance alone are not yet sufficient to support the expenses of the Company. The Company's future success will depend mainly on its ability to increase licenses of ServiceAlliance and other offerings, on developing new products and product enhancements to complement its existing field service and customer support offerings, on its ability to continue support and maintenance revenues from DISPATCH-1, and on its ability to reduce its operating expenses. Any failure of the Company's products to achieve or sustain market acceptance, or of the Company to sustain its current position in the field service software market, would have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will be able to increase demand for ServiceAlliance, obtain an acceptable level of support and maintenance revenues from DISPATCH-1, or to lower its expenses, thereby avoiding future losses.

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

     Continued Dependence on Large Contracts May Result in Lengthy Sales and Implementation Cycles. The sale and implementation of the Company's products generally involve a significant commitment of resources by prospective customers. While ServiceAlliance requires a less substantial commitment than does DISPATCH-1, the purchase and implementation of ServiceAlliance still requires a substantial commitment. As a result, the Company's sales process often is subject to delays associated with lengthy approval processes attendant to significant capital expenditures, definition of special customer implementation requirements, and extensive contract negotiations with the customer. The sales cycle varies substantially from customer to customer and typically lasts between four and nine months. During this time the Company may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies. The Company may experience a number of significant delays over which the Company has no control. Because the costs associated with the sale of the product are fixed in current periods, timing differences between incurring costs and recognition of revenue associated with a particular project may result. Moreover, in the event of any downturn in any existing or potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled.

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

     Risks Associated with International Sales. Astea's international sales accounted for 41% of the Company's revenues in 2000, 27% in 1999, and 32% in 1998. The Company expects that international sales will continue to be a significant component of its business. International sales are subject to a variety of significant risks, including difficulties in establishing and managing international distribution channels and in translating products into foreign languages. International operations also may encounter difficulties in collecting accounts receivable, staffing and managing personnel and enforcing intellectual property rights. Other factors that can also adversely affect international operations include fluctuations in the value of foreign currencies and currency exchange rates, changes in import/export duties and quotas, introduction of tariff or non-tariff barriers, potentially adverse tax consequences, possible recessionary environments in economies outside the United States, changes in the market for business software as a result of currency unification in Europe, and economic or political changes in international markets. The current economic difficulties in several Asian countries could have an adverse impact on the Company's international operations in future periods. In addition, the Company's international revenues may also be affected to a great extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

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

     Concentration of Ownership. Zack B. Bergreen, the Company's Chief Executive Officer and Chairman of the Board, as of March 20, 2001, beneficially owned approximately 48% of the outstanding Common Stock of the Company. As a result, Mr. Bergreen exercises significant control over the Company through his ability to influence and control the election of directors and all other matters that require action by the Company's stockholders. Under certain circumstances, Mr. Bergreen could prevent or delay a change of control of the Company which may be favored by a significant portion of the Company's other stockholders, or cause a change of control not favored by the majority of the Company's other stockholders. Mr. Bergreen's ability under certain circumstances to influence, cause or delay a change in control of the Company also may have an adverse effect on the market price of the Company's Common Stock.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2000, the Company's investments consisted of U.S. government agency securities, commercial paper and corporate and municipal bonds. The Company does not expect any material loss with respect to its investment portfolio.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Public Accountants

To Astea International Inc.:

     We have audited the accompanying consolidated balance sheets of Astea International Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astea International Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                         \s\ Arthur Andersen LLP

                                                         Arthur Andersen LLP






Philadelphia, PA
March 10, 2001

                    ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


       December 31,                                                        2000                1999
       ------------------------------------------------------------------------------------------------

                                  ASSETS

       Current assets:
         Cash and cash equivalents                                    $    5,208,000       $     6,158,000
         Investments available for sale                                    3,506,000            37,907,000
         Receivables, net of reserves of  $1,600,000 and
           $1,047,000                                                      7,885,000             9,287,000
         Prepaid expenses and other                                        1,778,000             1,632,000
         Deferred income taxes                                               668,000               856,000
                                                                     ------------------ -------------------
                 Total current assets                                     19,045,000            55,840,000


       Property and equipment, net                                           996,000             1,022,000
       Capitalized software development costs, net                         1,612,000             1,772,000
                                                                      ------------------ -------------------
                 Total assets                                          $  21,653,000       $    58,634,000
                                                                      ================== ===================


                   LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
         Current portion of long-term debt                             $     138,000        $      410,000
         Accounts payable and accrued expenses                             4,731,000             7,707,000
         Deferred revenues                                                 4,508,000             3,553,000
                                                                      ------------------ -------------------
                 Total current liabilities                                 9,377,000            11,670,000

       Deferred income taxes                                                 298,000               298,000

       Long-term debt                                                         23,000                49,000

       Commitments and Contingencies (Note 12)

       Stockholders' equity:
          Preferred stock, $.01 par value, 5,000,000 shares
            authorized, none issued                                                -                     -
          Common stock, $.01 par value, 25,000,000 shares
            authorized, 14,821,000 and 14,136,000 shares issued              148,000               141,000
          Less:  treasury stock at cost, 3,900 shares                         (3,000)                    -
          Additional paid-in capital                                      22,671,000            52,242,000
          Cumulative translation adjustment                               (1,145,000)             (839,000)
          Accumulated deficit                                             (9,716,000)           (4,927,000)
                                                                     ------------------ -------------------
                 Total stockholders' equity                               11,955,000            46,617,000
                                                                     ------------------ -------------------
                 Total liabilities and stockholders' equity           $   21,653,000       $    58,634,000
                                                                     ================== ===================

        The accompanying notes are an integral part of these statements.

                    ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,                                         2000            1999               1998
-----------------------------------------------------------------------------------------------------------------


Revenues:
      Software license fees                                 $    6,554,000  $   11,312,000        $  5,822,000
      Services and maintenance                                  13,381,000      21,723,000          23,119,000
                                                            -----------------------------------------------------
          Total revenues                                        19,935,000      33,035,000          28,941,000
                                                            -----------------------------------------------------
Costs and expenses:
      Cost of software license fees                              1,199,000       2,240,000           1,957,000
      Cost of services and maintenance                          10,546,000      17,063,000          17,583,000
      Product development                                        2,744,000       4,900,000           5,718,000
      Sales and marketing                                        6,857,000       8,463,000           7,976,000
      General and administrative                                 4,066,000       4,478,000           5,297,000
      Restructuring charges                                      1,101,000       1,630,000            (800,000)
                                                            -----------------------------------------------------
          Total costs and expenses                              26,513,000      38,774,000          37,731,000
                                                            -----------------------------------------------------
Loss from continuing operations before interest and taxes       (6,578,000)     (5,739,000)         (8,790,000)

Interest income                                                  1,512,000       2,215,000             688,000
Interest expense                                                   (16,000)        (52,000)           (192,000)
                                                            -----------------------------------------------------
Loss from continuing operations before income taxes             (5,082,000)     (3,576,000)         (8,294,000)
Income tax benefit                                                       -               -             803,000
                                                            -----------------------------------------------------
Loss from continuing operations                                 (5,082,000)     (3,576,000)         (7,491,000)
Gain on sale of discontinued operations, net of taxes              293,000               -          43,339,000
Loss from discontinued operations, net of taxes                          -               -          (1,697,000)
                                                            -----------------------------------------------------
Net (loss) income                                           $   (4,789,000)  $  (3,576,000)        $34,151,000
                                                            =====================================================

Basic and diluted net (loss) income per share:

  Continuing operations                                     $        (0.35)  $       (0.26)       $      (0.56)
  Gain on sale of discontinued operations                              .02               -                3.22
  Discontinued operations                                                -               -               (0.13)
                                                            -----------------------------------------------------
  Net (loss) income                                         $        (0.33)  $       (0.26)       $       2.53
                                                            =====================================================
Shares used in computing basic and diluted net (loss)
   income per share                                             14,570,000      13,899,000          13,478,000
                                                            =====================================================



        The accompanying notes are an integral part of these statements.

                    ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           Additional                 Cumulative
                                                 Common     Paid-in       Deferred    Translation
                                                 Stock      Capital     Compensation  Adjustment
                                                 -----      -------     ------------  ----------
Balance, January 1, 1998                     $  134,000 $ 49,585,000    $  (43,000) $   (745,000)
 Exercise of stock options                        1,000       93,000            --            --
 Tax benefit from exercise of
  stock options                                      --    1,335,000            --            --
 Amortization of deferred
  compensation                                       --           --        52,000            --
 Grant of stock options below
  fair market value                                  --       38,000       (38,000)           --
 Issuance of common stock under
  employee stock purchase plan                       --       41,000            --            --
 Stock issued to Board of
   Directors in lieu of cash payments                --        6,000            --            --
 Currency translation adjustment                     --           --            --       (91,000)
 Net income                                          --           --            --            --
                                             -----------------------------------------------------
Balance, December 31, 1998                      135,000   51,098,000       (29,000)     (836,000)
Exercise of stock options                         6,000    1,132,000           --            --
 Adjustment of tax benefit from
   exercise of stock options                         --     (411,000)           --            --
 Amortization of deferred
   Compensation                                      --           --        21,000            --
 Cancellation of options
   granted                                           --      (69,000)       69,000            --
 Grant of stock options below
   Fair market value                                 --       61,000       (61,000)           --
 Compensation charged in
   Connection with variable stock
   Options                                           --      387,000            --            --
 Issuance of common stock under
   employee stock purchase plan                      --       28,000            --            --
 Stock issued to Board of Directors
  in lieu of cash payments                           --       16,000            --            --
 Currency translation adjustment                     --           --            --        (3,000)
 Net loss                                            --           --            --            --
                                             -----------------------------------------------------
Balance, December 31, 1999                      141,000   52,242,000            --      (839,000)

 Exercise of stock options                        6,000      998,000            --            --
 Issuance of common stock under
   Employee stock purchase plan                   1,000       22,000            --            --
 Stock issued to Board of Directors
   in lieu of cash payment                           --        9,000            --            --
 Variable stock option benefit                       --     (224,000)           --            --
 Cash dividend to stockholders                       --  (30,376,000)           --            --
 Currency translation adjustment                     --           --            --      (306,000)
 Purchases of treasury stock                         --           --            --            --
 Net loss                                            --           --            --            --
                                             -----------------------------------------------------
Balance, December 31, 2000                   $  148,000  $22,671,000    $       --  $ (1,145,000)
                                             =====================================================



                                              Accu-                       Total
                                             mulated       Treasury   Stockholders    Comprehensive
                                             Deficit         Stock       Equity       Income (Loss)
                                             -------         -----       ------       -------------

Balance, January 1, 1998                 $(35,502,000)  $        --  $ 13,429,000
 Exercise of stock options                         --            --        94,000
 Tax benefit from exercise of
  stock options                                    --            --     1,335,000
 Amortization of deferred
  compensation                                     --            --        52,000
 Grant of stock options below
  fair market value                                --            --            --
 Issuance of common stock under
  employee stock purchase plan                     --            --        41,000
 Stock issued to Board of
   Directors in lieu of cash payments              --            --         6,000
 Currency translation adjustment                   --            --       (91,000)  $    (91,000)
 Net income                                34,151,000            --    34,151,000     34,151,000
                                        ---------------------------------------------------------
Balance, December 31, 1998                 (1,351,000)           --    49,017,000   $ 34,060,000
                                                                                    =============
 Exercise of stock options                         --            --     1,138,000
 Adjustment of tax benefit from
   exercise of stock options                       --            --      (411,000)
 Amortization of deferred
   Compensation                                    --            --        21,000
 Cancellation of options
   granted                                         --            --            --
 Grant of stock options below
   Fair market value                               --            --            --
 Compensation charged in
   Connection with variable stock
   Options                                         --            --       387,000
 Issuance of common stock under
   employee stock purchase plan                    --            --        28,000
 Stock issued to Board of Directors
  in lieu of cash payments                         --            --        16,000
 Currency translation adjustment                   --            --        (3,000)  $    (3,000)
 Net loss                                  (3,576,000)           --    (3,576,000)   (3,579,000)
                                        ---------------------------------------------------------
Balance, December 31, 1999                 (4,927,000)           --    46,617,000   $(3,579,000)
                                                                                    =============
 Exercise of stock options                         --            --     1,004,000
 Issuance of common stock under
   Employee stock purchase plan                    --            --        23,000
 Stock issued to Board of Directors
   in lieu of cash payment                         --            --         9,000
 Variable stock option benefit                     --            --      (224,000)
 Cash dividend to shareholders                     --            --   (30,376,000)
 Currency translation adjustment                   --            --      (306,000)  $  (306,000)
 Purchases of treasury stock                       --        (3,000)       (3,000)     --
 Net loss                                  (4,789,000)           --    (4,789,000)   (4,789,000)
                                        ---------------------------------------------------------
Balance, December 31, 2000               $ (9,716,000)  $    (3,000) $ 11,955,000   $(5,095,000)
                                        =========================================================

        The accompanying notes are an integral part of these statements

                    ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,                                            2000            1999             1998
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net (loss) income                                             $ (4,789,000)   $ (3,576,000)   $ 34,151,000
   Adjustments to reconcile net (loss) income to net cash
       used in operating activities:
        Compensation charge (benefit) in connection with
            Variable stock options                                   (224,000)        387,000              --
        Gain on sale of discontinued business                        (149,000)             --     (43,339,000)
        Loss on operations of discontinued business                        --              --       1,697,000
        Loss on sale of investments                                    28,000              --              --
        Depreciation and amortization                               1,532,000       2,454,000       2,388,000
        Amortization of deferred compensation                              --          21,000          52,000
        Other                                                           9,000          16,000        (427,000)
        Changes in operating assets and liabilities:
            Receivables                                             1,292,000         149,000        (236,000)
            Prepaid expenses and other                               (152,000)        471,000        (705,000)
            Accounts payable and accrued expenses                  (2,262,000)     (1,970,000)      1,152,000
            Accrued restructuring                                    (775,000)      1,451,000      (1,716,000)
            Deferred revenues                                         915,000        (530,000)       (109,000)
            Deferred income taxes                                     188,000         441,000      (1,433,000)
                                                                 ------------    ------------    ------------
   Net cash used in operating activities                           (4,387,000)       (686,000)     (8,525,000)
                                                                 ------------    ------------    ------------
   Net cash used in discontinued  operations                               --              --      (2,054,000)
                                                                 ------------    ------------    ------------
Cash flows from investing activities:
        Net sales (purchases)of investments available for sale     34,373,000     (15,304,000)    (21,244,000)
        Purchases of property and equipment                          (716,000)       (512,000)       (831,000)
        Capitalized software development costs                       (640,000)       (800,000)       (800,000)
        Proceeds from sale of discontinued operations                      --       9,276,000      41,091,000
                                                                 ------------    ------------    ------------
   Net cash provided by (used in) investing activities             33,017,000      (7,340,000)     18,216,000
                                                                 ------------    ------------    ------------
Cash flows from financing activities:
        Proceeds from exercise of stock options and employee
           stock purchase plan                                      1,027,000       1,166,000         135,000
        Cash dividend to stockholders                             (30,376,000)             --              --
        Net repayments of long-term debt                             (298,000)       (896,000)     (1,207,000)
        Tax (expense) benefit from exercise of stock options               --        (411,000)      1,335,000
        Purchases of treasury stock                                    (3,000)             --              --
                                                                 ------------    ------------    ------------
   Net cash (used in) provided by financing activities            (29,650,000)       (141,000)        263,000
                                                                 ------------    ------------    ------------
   Effect of exchange rate changes on cash and cash
       Equivalents                                                     70,000          34,000          (5,000)
                                                                 ------------    ------------    ------------
   Net (decrease) increase in cash and cash equivalents              (950,000)     (8,133,000)      7,895,000
   Cash and cash equivalents balance, beginning of year             6,158,000      14,291,000       6,396,000
                                                                 ------------    ------------    ------------
   Cash and cash equivalents balance, end of year                $  5,208,000    $  6,158,000    $ 14,291,000
                                                                 ============    ============    ============


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

     The Company has incurred losses from continuing operations for the past five years and has used cash and cash equivalents to support its operating activities. In addition, during 2000 the Company distributed $30.4 million of cash to its stockholders. Management believes that its current cash and cash equivalents on hand and future operating cash flows will be sufficient to fund operations for a reasonable period of time beyond 2001. To the extent that future operating cash flows, revenues and decreased expenses are not realized, the Company's results of operations and financial condition could be materially and adversely affected, which may impact the Company's viability. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

Revenue Recognition

     The Company licenses software under noncancellable perpetual license agreements. License fee revenues are recognized when a noncancellable license agreement is executed, the product has been shipped, the license fee is determined to be fixed or determinable and collectibility is reasonably assured. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. If the payment of the license fee is coincident to services, which are deemed to be essential to the functionality of the software, the license fee is deferred and recognized using contract accounting over the period during which the services are performed. The Company's software licensing agreements provide for customer support that begins after the warranty period. The portion of the license fee associated with customer support during the warranty period is unbundled from the license fee and is recognized ratably over the warranty period (generally 90 days) as maintenance revenue. The Company's revenue recognition policy is in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 97-2, "Software Revenue Recognition."

     Services revenues, which include consulting, implementation and training, are recognized as performed. Maintenance revenues are recognized ratably over the terms of the maintenance agreements.

Staff Accounting Bulletin No. 101 "Revenue Recognition"

     In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101 Revenue Recognition" (SAB 101). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition. Management believes that the Company's current revenue recognition policy conforms to the guidance in SAB 101.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments Available for Sale

     Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2000 and 1999, all short-term investments have been classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. As of December 31, 2000 and 1999, unrealized losses and gains were not material to the financial statements. Realized gains and losses, computed using specific identification, and declines in value determined to be permanent are recognized in the consolidated statements of operations.

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

Capitalized Software Development Costs

     The Company capitalizes software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company capitalizes software development costs subsequent to the establishment of technological feasibility through the product's availability for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Development costs associated with product enhancements that extend the original product's life or significantly improve the original product's marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (three to four years), beginning with the initial release to customers. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. During 1999, the Company wrote-off capitalized software development costs for products that were no longer marketed by the Company (See Note 4). As of December 31, 2000, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

Major Customers

     In 2000, the Company had no significant customers which represented at least 10% of revenues. In 1999, the Company had two customers that accounted for 18% and 16% of revenues, respectively. In 1998, the same two customers accounted for 15% and 11% of total revenues, respectively.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of investments available for sale and trade receivables. The Company does not require collateral from its customers.


Fair Value of Financial Instruments

     The carrying values of cash, cash equivalents, investments available for sale, accounts receivable, accounts payable and accrued expenses approximate the respective fair values. None of our debt instruments that were outstanding as of December 31, 2000 have readily ascertainable market values; however, the carrying values approximate the respective fair values.


Supplemental Cash Flow Information

     For the years ended December 31, 2000, 1999 and 1998, the Company paid interest of $16,000, $43,000 and $258,000, respectively; and in 1998, the Company paid income taxes of $495,000. In 1999, the Company received refunds of income taxes of $231,000.

Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," the objective of which is to recognize the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements as measured by enacted tax laws.

Currency Translation

     The accounts of the international subsidiaries and branch operations are translated in accordance with SFAS No. 52, "Foreign Currency Translation," which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the year. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment in the accompanying consolidated statements of stockholders' equity. Transaction gains and losses are included in net loss. There are no material transaction gains or losses in the accompanying consolidated financial statements for the periods presented.

Net Income (Loss) Per Share

     The Company presents earnings per share in accordance with SFAS No. 128, "Earnings per Share." Pursuant to SFAS No. 128, dual presentation of basic and diluted earnings per share ("EPS") is required for companies with complex capital structures on the face of the statements of operations. Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. Options to purchase 1,129,000, 1,878,000, and 2,025,000 shares of common stock with an average exercise prices per share of $2.64, $2.33, and $2.16, were outstanding as of December 31, 2000, 1999, and 1998, respectively, but were excluded from the diluted loss per common share calculation as the inclusion of these options would have been antidilutive.

Comprehensive Income (Loss)

     In 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement also requires that all components of comprehensive income (loss) are displayed with the same prominence as other financial statements. Comprehensive income
(loss) consists of net income (loss) and foreign currency translation adjustments. The adoption of SFAS No. 130 had no impact on total stockholders' equity and is presented in the accompanying Consolidated Statements of Stockholders' Equity.

Reclassifications

     Certain reclassifications of prior year amounts have been made to conform to the current year presentation.


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

     Included in the accounting in the year of the sale were reserves for additional expenses expected to be incurred. As expenses related to the sale were paid, they were charged against the reserve. During 2000 it was determined that all expenses related to the sale had been paid in full. As a result there was excess in the reserve of $91,000. This overaccrual was reversed in 2000 and included in gain from discontinued operations.


Abalon

     On June 28, 1996, the Company acquired all of the outstanding shares of Bebalon AB, the sole shareholder of E.L.G. Data AB, which was the sole shareholder of Astea International AB, formerly Abalon AB (collectively "Abalon") in a transaction accounted for under the purchase method of accounting. On December 31, 1998, Astea completed the sale of all of the capital stock of Abalon. In consideration for the sale of Abalon, the Company received $9,500,000 in cash, of which $1,100,000 was deposited in escrow. In August 1999, the Company received $928,000 from escrow. During the year ended December 31, 1998, the Company recorded a gain of $9,072,000, including a tax benefit of $1,201,000. The remaining balance of the escrow account, $144,000, was distributed in September 2000 and included in gain from discontinued operations. In addition, unused excess reserves for additional expenses related to the sale of $58,000 were also reversed in 2000 and included in the gain from discontinued operations.

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

     Income (loss) from discontinued operations in the accompanying consolidated statements of income is as follows:

     Year Ended December 31, 1998
     ----------------------------------------------------------------------
      Revenues:
          Bendata                                       $   11,880,000
          Abalon                                             6,215,000
                                                        -------------------
          Total                                         $   18,095,000
                                                        ===================

      Income (loss) before income taxes:
          Bendata                                       $    1,293,000
          Abalon                                            (2,844,000)
                                                        -------------------
          Total                                             (1,551,000)

      Income taxes:
          Bendata                                              146,000
          Abalon                                                  -
                                                        -------------------
          Total                                                146,000

      Net income (loss):
          Bendata                                            1,147,000
          Abalon                                            (2,844,000)
                                                        -------------------
          Total                                         $   (1,697,000)
                                                        ===================


4.   Restructuring and Other Charges 2000

     During the second quarter of 2000, the Company recorded a restructuring charge of $1,101,000. In addition, $290,000 of unused reserves from the 1999 restructuring discussed below were reclassified to cover expected expenses of the 2000 restructuring. These charges resulted from closing an office in the U.S., reducing office space in other cities, contractual obligations on operating leases and severance costs related to the reduction of personnel. For the year ended December 31, 2000, the Company made payments of $1,269,000 related to the 2000 restructuring plan, including lease terminations and buy-outs of $314,000, severance payments of $944,000 and other costs of $11,000. As of December 31, 2000, accrued restructuring costs relating to the 2000 restructuring plan consist of $122,000 relating to an outstanding severance obligation.

     During the fourth quarter of 1999, the Company recorded a restructuring charge of $1,630,000. These charges are the result of the wind-down of the Company's DISPATCH-1 product line. This wind-down has resulted in the reduction of DISPATCH-1 development and billable service activities. The charge includes severance payments, the write-off of capitalized software for certain DISPATCH-1 modules which will no longer be sold and reserves for contractual obligations to DISPATCH-1 customers. Through December 2000, charges incurred relating to the 1999 restructuring plan totaled $1,090,000 including $434,000 in severance payments and DISPATCH-1 capital software write-offs of $656,000. During the second quarter of 2000, the Company evaluated its restructuring accrual based on the then current facts and determined that $290,000 was not needed for the purposes of the 1999 restructuring plan and, accordingly, the accrual was carried forward and allocated to the 2000 restructuring plan. As of December 31, 2000, accrued restructuring costs relating to the 1999 restructuring plan consist of $250,000 relating to an outstanding severance obligation and contractural obligations to DISPATCH-1 customers.

     During the first quarter of 1997, the Company recorded a restructuring charge of $5,328,000 for actions aimed at reducing costs and consolidating its development activities primarily in its service automation product line. In the second quarter of 1998, the Company evaluated its restructuring accrual based upon then current facts and determined that $800,000 was not needed and, accordingly, the accrual was adjusted. This excess related to lower than expected office-closing costs. Total charges incurred were $4,528,000, including severance of $1,240,000, office-closing costs and unutilized lease expense of $2,550,000 and other consolidation costs of $738,000.

     During the fourth quarter of 1999, the Company accrued a one-time consulting fee of $304,000 (See Note 15).

5. Cash and Cash Equivalents



   December 31,                                              2000               1999
   ---------------------------------------------------------------------------------------
   Cash and money market accounts                          $5,208,000        $4,253,000
   Commercial Paper                                                 -         1,905,000
                                                      ------------------------------------
                                                           $5,208,000        $6,158,000
                                                      ====================================

6.   Investments Available for Sale

     December 31,                                              2000               1999
     --------------------------------------------------------------------------------------
     U.S. Government Agencies Securities                $   2,500,000        $  9,343,000
     Corporate and Municipal Bonds                          1,006,000          28,564,000
                                                       ------------------------------------
                                                        $   3,506,000        $ 37,907,000
                                                       ====================================


     All investments available for sale have maturities of less than twelve months from the respective balance sheet date. Losses on sales of securities for the years ended December 31, 2000, 1999 and 1998 were $28,000, zero, and zero, respectively.

7.   Receivables

      December 31,                                          2000            1999
      ------------------------------------------- ----------------- -----------------
      Billed receivables                               $ 7,103,000       $ 7,540,000
      Unbilled receivables                                 782,000         1,747,000
                                                  ----------------- -----------------
                                                       $ 7,885,000       $ 9,287,000
                                                  ================= =================

     Billed receivables represent billings for the Company's products and services to end users and value added resellers. Billed and unbilled receivables are shown net of reserves for estimated uncollectible amounts. Unbilled receivables represent contractual amounts due within one year under software licenses, which are not yet billable.

     For the years ended December 31, 2000, 1999 and 1998 the Company recorded bad debt expense of $889,000, $708,000 and $1,257,000 and write-offs of $336,000, $429,000 and $1,713,000.

8.   Property and Equipment

                                                                                        December 31,
                                                          Useful Life              2000              1999
                                                          -----------              ----              ----
             Computers and related equipment                   3            $   4,469,000       $ 4,664,000
             Furniture and fixtures                           10                  482,000           268,000
             Equipment under capital leases                    3                  998,000           865,000
             Leasehold improvements                       Lease term              106,000           114,000
             Office equipment                                 3-7                 423,000           484,000
                                                                            ----------------- -----------------
                                                                                6,478,000         6,395,000
             Less:  Accumulated depreciation
                        and amortization                                       (5,482,000)       (5,373,000)
                                                                            ----------------- -----------------
                                                                            $     996,000      $  1,022,000
                                                                            ================= =================


     Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $732,000, $946,000 and $1,280,000, respectively.

     Equipment under capital leases includes telephone systems, computers and related equipment. Title to the property is owned by the financing companies. The gross book value of equipment under capital lease is $998,000 and $865,000 as of December 31, 2000 and 1999, respectively. Accumulated amortization on equipment under capital lease as of December 31, 2000 and 1999 was $891,000 and $857,000, respectively.

9.   Capitalized Software Development Costs

     December 31,                                                    2000               1999
     --------------------------------------------------- ------------------- -------------------
     Capitalized software development costs                      $ 3,098,000          $2,458,000
     Less:  Accumulated amortization                              (1,486,000)           (686,000)
                                                         ------------------- -------------------
                                                                 $ 1,612,000          $1,772,000
                                                         =================== ===================


     The Company capitalized software development costs for the years ended December 31, 2000, 1999 and 1998 of $640,000, $800,000, and $1,233,000,
respectively. Included in 1998 capitalized software development costs is $433,000 of third party software received in exchange for the Company's software products. Amortization of software development costs for the years ended December 31, 2000, 1999 and 1998 was $800,000, $1,508,000 and $1,108,000,
respectively. The Company wrote-off capitalized software development costs of $3,783,000 in 1999 and related accumulated amortization of $3,326,000.

10.  Accounts Payable and Accrued Expenses

             December 31,                                                    2000                 1999
             ---------------------------------------------------- ------------------- --------------------
             Accounts payable                                             $  941,000          $ 2,693,000
             Accrued compensation and related benefits                       959,000            2,102,000
             Accrued disposal costs                                                -              149,000
             Accrued restructuring (See Note 4)                              372,000            1,146,000
             Accrued litigation                                              339,000              480,000
             Other accrued liabilities                                     2,120,000            1,137,000
                                                                   ------------------- --------------------
                                                                          $4,731,000           $7,707,000
                                                                   =================== ====================

11.  Income Taxes

     The provision (benefit) for income taxes is as follows:

             Years ended December 31,                            2000                 1999                 1998
             -------------------------------------------- -------------------- -------------------- --------------------
             Current:
                 Federal                                      $ (188,000)          $ (226,000)       $    6,291,000
                 State                                                 -                    -               389,000
                 Foreign                                               -                    -                     -
                                                          -------------------- -------------------- --------------------
                                                                (188,000)            (226,000)            6,680,000
             Deferred:
                 Federal                                      (1,448,000)            (459,000)              855,000
                 State                                                 -                    -                     -
                 Foreign                                               -                    -                     -
                                                          -------------------- -------------------- --------------------
                                                              (1,448,000)            (459,000)              855,000
                                                          -------------------- -------------------- --------------------
                                                              (1,636,000)            (685,000)            7,535,000
                 Increase (decrease) in
                    valuation allowances                       1,636,000              685,000            (5,255,000)
                                                          -------------------- -------------------- --------------------
                                                                       -                    -             2,280,000
                                                          ==================== ==================== ====================
             Continuing Operations                            $ (100,000)                   -        $     (803,000)
             Discontinued Operations:
                 Income from discontinued
                    operations                                         -                    -               146,000
                 Gain on sale of discontinued
                    operations                                   100,000                    -             2,937,000
                                                          -------------------- -------------------- --------------------
                                                              $        -         $          -        $    2,280,000
                                                          ==================== ==================== ====================


     The approximate income tax effect of each type of temporary difference is as follows:

     December 31,                                                      2000               1999
     -------------------------------------------------------- ------------------ -------------------

     Deferred income tax assets:
         Revenue recognition                                     $     255,000           $ 352,000
         Accruals and reserves not
             currently deductible for tax                            1,012,000           1,329,000
         Benefit of net operating loss carryforward                  2,317,000             320,000
         Deferred compensation                                            -                 59,000
         Depreciation                                                  140,000             131,000
         Alternative minimum tax                                       370,000             370,000
         Variable option                                                  -                144,000
                                                              ------------------ -------------------
                                                                     4,094,000           2,705,000

     Deferred income tax liabilities:
         Capitalized software development costs                       (597,000)           (656,000)
                                                              ------------------ -------------------
                                                                     3,497,000           2,049,000
                                                              ------------------ -------------------
         Valuation reserve                                          (3,127,000)         (1,491,000)
                                                              ------------------ -------------------
         Net deferred income tax asset                           $     370,000           $ 558,000
                                                              ================== ===================

     The Company has provided a valuation allowance for a substantial majority of its net deferred tax asset based on an assessment of what portion of the asset is more likely than not to be realized. The amount of the deferred tax considered realizable as of December 31, 2000 relates to alternative minimum tax credits, which have an indefinite carryforward period.

     The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

     Years ended December 31,                            2000          1999         1998
     ------------------------------------------------------------------------------------------
     Federal statutory tax rate                          (34.0)%      (34.0)%       (34.0)%
     Adjustment of valuation reserve                      24.0         19.4          22.0
     Net operating losses from foreign
          subsidiaries not benefited                       7.2         15.2           1.2
     State income taxes, net of federal tax
          benefit                                         (3.0)         -            (1.7)
     Nondeductible expenses                                8.8         (0.3)          8.1
     Other                                                (3.0)        (0.3)         (5.3)
                                                         ---------------------------------------
     Effective income tax rate                              -  %         - %         (9.7)%
                                                         =======================================

     As of December 31, 2000, the Company had a net operating loss carryforward for United States federal income tax purposes of approximately $14,300,000. Included in the aggregate net operating loss carryforward is $7,532,000 of tax deductions related to equity transactions, the benefit of which will be credited to stockholders' equity, if and when realized after the other tax deductions in the carryforwards have been realized. The net operating loss carryforward began to expire in 2000.

12. Commitments and Contingencies

     The Company leases facilities and equipment under noncancelable operating leases and equipment under noncancelable capital leases. Interest rates on the capital leases range from 9.0% to 9.2%.

     Rent expense under all operating leases for the years ended December 31, 2000, 1999 and 1998 was $1,396,000, $1,946,000, and $1,892,000, respectively.

     Future minimum lease payments under the Company's leases as of December 31, 2000 are as follows:

                                                                    Operating Leases           Capital Leases
                                                                ----------------------------------------------------
              2001                                                        $ 1,097,000                 $ 152,000
              2002                                                            811,000                    23,000
              2003                                                            228,000                         -
              2004                                                            174,000                         -
              2005                                                             56,000                         -
              Thereafter                                                            -                         -
                                                                ----------------------------------------------------
              Total minimum lease payments                                $ 2,366,000                 $ 175,000
                                                                ====================================================
              Less:  Amount representing interest                                                       (14,000)
                                                                                            -------------------------
              Present value of future minimum lease payments                                            161,000
              Less:  Current portion                                                                   (138,000)
                                                                                            -------------------------
                                                                                                       $ 23,000
                                                                                            =========================


     Future minimum operating lease payments have not been reduced by future minimum sublease rentals of $233,000 and $207,000 in 2001 and 2002, respectively.

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

13. Profit Sharing Plan/Savings Plan

     The Company maintains a voluntary profit sharing plan, including a Section 401(k) feature, covering all qualified and eligible employees. Company contributions to the profit sharing plan are determined at the discretion of the Board of Directors. Effective July 1, 1998, the Company began matching 25% of eligible employees' contributions to the 401(k) plan up to a maximum of 1.5% of each employee's compensation. The Company expensed approximately $133,000, $127,000 and $51,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

14. Equity Plans

     Stock Option Plans

     The Company has Stock Option Plans (the "Plans") under which incentive and non-qualified stock options may be granted to its employees, officers, directors and others. Generally, incentive stock options are granted at fair value, become exercisable over a four-year period, and are subject to the employee's continued employment. Non-qualified options are granted at exercise prices determined by the Board of Directors and vest over varying periods. A summary of the status of the Company's stock options as of December 31, 2000, 1999 and 1998 and changes during the years then ended is as follows:



                                                                                                       OPTIONS
                                                                OPTIONS OUTSTANDING                  EXERCISABLE
                                                                -------------------                  -----------
                                             Shares                          Wtd. Avg.                       Wtd. Avg.
                                           Available                         Exercise                        Exercise
                                           for Grant         Shares            Price             Shares       Price
                                           ------------------------------------------------------------------------------
    Balance, January 1, 1998                  705,000       1,980,000             $2.62         774,000       $ 2.25
       Authorized                             500,000              -                 -
       Granted at market                   (1,887,000)      1,887,000              1.93
       Granted at below market               (300,000)        300,000              1.88
       Granted outside Plan at
        market                                     -          261,000              1.69
       Cancelled                            1,798,000      (1,798,000)             2.37
       Cancelled outside Plan                      -         (453,000)             2.39
       Exercised                                   -         (152,000)              .62
                                           ------------------------------------------------------------------------------
    Balance, December 31, 1998                816,000       2,025,000              2.16         991,000         2.29

       Granted at below market               (572,000)        572,000              3.24
       Granted at market                     (413,000)        413,000              2.48
       Granted outside Plan at
        market                                     -            9,000              1.73
       Cancelled                              563,000        (563,000)             2.50
       Cancelled outside Plan                      -           (9,000)             1.69
       Exercised                                   -         (569,000)             1.73
                                           ------------------------------------------------------------------------------
    Balance, December 31, 1999                394,000       1,878,000              2.33         702,000         2.08
       Granted at market                     (780,000)        780,000              2.37
       Cancelled                              849,000        (849,000)             2.89
       Cancelled outside Plan                      -           (9,000)             1.69
       Exercised                                   -         (671,000)             1.49
                                           ------------------------------------------------------------------------------
    Balance, December 31, 2000                463,000       1,129,000            $ 2.64         256,000      $  4.20
                                           ==============================================================================


     The following table summarizes information about stock options outstanding at December 31, 2000:


                                               OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                  ----------------------------------------------------    --------------------------------
                                                    Weighted
                                                     Average
           Range of                                 Remaining           Weighted                           Weighted
           Exercise                  Number        Contractual           Average             Number         Average
           Prices                  Outstanding      Life (yrs)        Exercise Price       Exercisable   Exercise Price
           ------                  -----------      ----------        --------------       -----------   --------------
         $ 0.81     -    $0.97        390,000         9.73               $0.89                  4,000         $0.97
           1.69     -     1.69        250,000         8.82                1.69                 25,000          1.69
           2.50     -    15.00        489,000         7.36                4.51                227,000          4.53
         ---------    -----------   -----------       ----               -----                -------          ----
         $ 0.81     -   $15.00      1,129,000         8.46               $2.64                256,000         $4.20
                                    =========                                                 =======

     In September 1998, the Company repriced all outstanding employee options (not including those issued under the Director Plan) to $1.69, the fair market value on the new grant date. As this reduction in exercise price represented the third repricing of these options, variable plan accounting was triggered requiring intrinsic value to be remeasured at the end of each reporting period. The resultant change in each period was charged or deducted from expense for that period. The ultimate value of the options was determined upon exercise or other settlement of the option. As of December 31, 1999, the Company had recorded a cumulative charge to expense of $387,000. During 2000, all options were exercised or terminated and the final cumulative charge to expense was adjusted to $163,000.

     The Company accounts for options and the employee stock purchase plan under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," under which deferred compensation expense has been recorded in 1998 and prior for options granted with exercise prices below fair value. The deferred compensation is charged to expense ratably over the vesting period. Had compensation cost for the Company's stock options and employee stock purchase plan been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and basic and diluted net income
(loss) per share would have been:


                                                         2000                   1999                    1998
                                                    ---------------------- ----------------------- -----------------------
    Net income (loss) - as reported                $  (4,789,000)         $  (3,576,000)          $ 34,151,000
    Net income (loss) - pro forma                  $  (5,137,000)         $  (4,000,000)          $ 32,151,000
    Basic and diluted earnings (loss)
       per share -  as reported                    $       (0.33)         $       (0.26)          $       2.53
    Basic and diluted earnings (loss)
        per share -   pro forma                    $       (0.35)         $       (0.29)          $       2.39

     The weighted average fair value of those options granted during the years ended December 31, 2000, 1999 and 1998 was estimated as $1.60, $1.87, and $1.16, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 6.35%, 5.72% and 5.05% for 2000, 1999 and 1998 grants, respectively; an expected life of six years; volatility of 85%; and a dividend yield of zero for 2000, 1999 and 1998 grants.

     The weighted average fair value of the employee purchase rights granted in 2000, 1999 and 1998 was $0.71, $0.78 and $0.76, respectively. The fair value of the purchase rights was estimated using the Black-Scholes model with the following weighted average assumptions: risk-free interest rate of 6.26%, 4.58% and 5.09% for 2000, 1999 and 1998, respectively; an expected life of six months; volatility of 85%; and a dividend yield of zero for 2000, 1999 and 1998.

Dividend Distribution

     On June 30, 2000, the Company paid a dividend of $2.05, or $30,376,000, to shareholders of record as of June 15, 2000.

Employee Stock Purchase Plan

     In May 1995, the Company adopted an employee stock purchase plan (the "ESPP") which allows full-time employees with one year of service the opportunity to purchase shares of the Company's common stock through payroll deductions at the end of bi-annual purchase periods. The purchase price is the lower of 85% of the average market price on the first or last day of the purchase periods. An employee may purchase up to a maximum of 500 shares or 10% of the employee's base salary, whichever is less, provided that the employee's ownership of the Company's stock is less than 5% as defined in the ESPP. Pursuant to the ESPP, 250,000 shares of common stock were reserved for issuance. During 2000, 1999 and 1998, shares purchased were 11,207, 20,216 and 20,819, respectively. At December 31, 2000, there were 173,401 shares available for future purchases.

15. Related Party Transactions

     In 2000, 1999, and 1998, the Company paid premiums on behalf of the majority stockholder and his wife of $69,600, $75,000, and $70,000, respectively, under split dollar life insurance policies.

     On December 31, 1999, the Company's majority stockholder and Chairman (the "stockholder") ceased active employment with the Company. He was engaged as a consultant for the period from January 1, 2000 until December 31, 2000. Under the terms of the consulting agreement, the stockholder received annual compensation of $354,000, split dollar life insurance benefits and indemnification for tax liabilities during the Company's S-corporation status. The Company charged to expense $304,000 deemed to be severance during the fourth quarter of 1999.

     In May 2000, the Company's majority stockholder and Chairman resumed his previous duties as President and Chief Executive Officer.

16. Geographic Segment Data

     The Company operates in one business segment. The following table presents information about the Company's operations by geographic area:


    Year ended December 31,                                 2000                      1999                 1998
-----------------------------------------------------------------------------------------------------------------------
Revenues:
         Software license fees
              United States
                    Domestic                        $       2,193,000       $     7,831,000      $      2,963,000
                    Export                                     62,000               982,000               161,000
                                                    -------------------------------------------------------------------
                         Total United States
                             software license fees          2,255,000             8,813,000             3,124,000

              Europe                                        3,010,000             1,334,000             2,382,000
              Other foreign                                 1,289,000             1,165,000               316,000
                                                    -------------------------------------------------------------------
                          Total foreign software
                             license fees                   4,299,000             2,499,000             2,698,000
                                                    -------------------------------------------------------------------
                          Total software license fees       6,554,000            11,312,000             5,822,000

         Services and maintenance
              United States
                    Domestic                                9,011,000            13,968,000            15,153,000
                    Export                                    506,000             1,447,000             1,347,000
                                                    -------------------------------------------------------------------
                           Total United States
                              service and
                              maintenance revenue           9,517,000            15,415,000            16,500,000
                                                    -------------------------------------------------------------------

              Europe                                        2,749,000             5,008,000             5,042,000
              Other foreign                                 1,115,000             1,300,000             1,577,000
                                                    -------------------------------------------------------------------
                          Total foreign service and
                              maintenance revenue           3,864,000             6,308,000             6,619,000
                                                    -------------------------------------------------------------------
                          Total service and
                              maintenance revenue          13,381,000            21,723,000            23,119,000
                                                    -------------------------------------------------------------------

                              Total revenue         $      19,935,000       $    33,035,000       $    28,941,000
                                                    ===================================================================
         Income (loss) from continuing
            operations before interest and taxes
              United States                         $      (5,980,000)      $    (5,094,000)      $    (7,856,000)
              Europe                                       (1,042,000)             (868,000)             (339,000)
              Other foreign                                   444,000               223,000              (595,000)
                                                    -------------------------------------------------------------------

                    Total income (loss) from
                       continuing operations
                       before interest and taxes    $      (6,578,000)      $    (5,739,000)      $    (8,790,000)
                                                    ===================================================================
         Identifiable assets
              United States                         $      16,002,000       $    53,753,000       $    57,784,000
              Europe                                        4,112,000             3,161,000             4,012,000
              Other foreign                                 1,539,000             1,720,000             1,817,000
                                                    -------------------------------------------------------------------
                    Total assets                    $      21,653,000       $    58,634,000       $    63,613,000
                                                    ===================================================================

17. Selected Consolidated Quarterly Financial Data (Unaudited)



    2000 Quarter Ended                  Dec 31,       Sep 30,       Jun 30,       Mar 31,
------------------------------------------------------------------------------------------
Revenues                            $ 3,339,000    $5,026,000   $ 5,980,000    $5,590,000

Loss from continuing operations      (2,329,000)     (287,000)   (1,667,000)     (799,000)
Gain on sale of discontinued
   operations                                --       293,000            --            --
                                     ----------------------------------------------------
Net (loss) income                    (2,329,000)        6,000    (1,667,000)     (799,000)
Basic and diluted loss per share
    Continuing operations                 (0.16)        (0.02)        (0.12)        (0.06)
    Gain on sale of discontinued
       operations                            --          0.02            --            --
                                     ----------------------------------------------------
    Net loss                              (0.16)           --         (0.12)        (0.06)

Shares used in computing basic
   and diluted loss per share            14,821        14,821        14,373        14,231

1999 Quarter Ended                      Dec 31,       Sep 30,       Jun 30,       Mar 31,
------------------------------------------------------------------------------------------
Revenues                            $ 9,253,000    $8,155,000   $ 7,889,000    $7,738,000

Net (loss) income                    (1,785,000)       68,000      (449,000)   (1,410,000)

Basic and diluted net loss per
  share                                   (0.13)         0.00         (0.03)        (0.10)

Shares used in computing basic
  and diluted net loss per share         13,981        13,944        13,919        13,688

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information concerning the directors of the Company is incorporated herein by reference to the information contained under the heading "Election of Directors" in the registrant's definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than April 30, 2001 (the "Definitive Proxy Statement").

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)(1)(A) Consolidated Financial Statements.

          i)   Consolidated Balance Sheets at December 31, 2000 and 1999
          ii) Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998
          iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999, and 1998
          iv) Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

          v)   Notes to the Consolidated Financial Statements

     (a)(1)(B) Report of Independent Public Accountants.

        (a)(2) Schedules.

          a)   Schedule II - Valuation and Qualifying Accounts

               Schedule listed above has been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto.

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

         10.5 Form of Non-Qualified Stock Option Agreement under the 1991 Amended Non- Qualified Stock Option Plan (Incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, as amended (File No. 33-92778)).

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

         10.17 Loan and Security Agreement, dated August 1, 1999, between the Company and Silicon Valley Bank (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999).

         10.20 Modification Agreement dated April 30, 1998 by and among the Company, PNC Bank, National Association and PNC Leasing Corp. (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

         10.22 Letter to John G. Phillips regarding severance terms (Incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

         10.23 Letter to Bruce R. Rusch regarding employment terms. (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

         10.24 Letter to Howard P. Kamins regarding employment terms (Incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

         10.25 Consulting Agreement between the Company and Zack B. Bergreen (Incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

         10.26 Transfer of Rights Agreement regarding PowerHelp (Incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

         10.27 Guaranty in connection with Transfer of Rights Agreement regarding PowerHelp (Incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

         21.1*    Subsidiaries of the Registrant.

         23.1*    Consent of Arthur Andersen LLP.

         24.1*    Powers of Attorney (See the Signature Page).
         ----------
         *   Filed herewith

         (b)      Reports on Form 8-K.

         The Company filed no current reports on Form 8-K, or amendments to current reports on Form 8-K/A, during the fiscal quarter ended December 31, 2000.

         (c)      Exhibits.

         The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) set forth above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 2nd day of April 2001.

                                            ASTEA INTERNATIONAL INC.


                                            By: /s/ Zack Bergreen
                                                -------------------------------
                                                    Zack Bergreen
                                                    President and Chief
                                                    Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Zack Bergreen and Rick Etskovitz, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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



                  Signature                              Title                              Date
                  ---------                              -----                              ----

         /s/Zack Bergreen                   President and Chief Executive               April 2, 2001
         ----------------                   Officer (Principal Executive Officer)
         Zack Bergreen

         /s/Rick Etskovitz                  Vice President and Chief                    April 2, 2001
         ------------------                 Financial Officer (Principal
         Rick Etskovitz                     Financial and Accounting
                                            Officer)


         /s/ Barry M. Goldsmith             Director                                    April 2, 2001
         ---------------------------
         Barry M. Goldsmith

         /s/ Zack Bergreen                  Director                                    April 2, 2001
         ------------------
         Zack Bergreen