Form 10-K/A
period 2000-12-31
ASTEA INTERNATIONAL INC
filed 2001-04-30
CIK 945989

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   -------------------------------------------

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


The aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 20, 2001 (based on the closing price of $1.10 as quoted by Nasdaq National Market as of such date) was approximately $8,622,000.

As of April 20, 2001, 14,629,987 shares of the registrant's Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE


                                      None.

================================================================================

                                TABLE OF CONTENTS
                                                                                       Page
                                                                                       ----
                  PART I

Item 1.           Business                                                               3
Item 2.           Properties                                                            10
Item 3.           Legal Proceedings                                                     10
Item 4.           Submission of Matters to a Vote of Security Holders                   10

                  PART II

Item 5.           Market for Registrant's Common Equity and Related                     11
                  Stockholder Matters
Item 6.           Selected Financial Data                                               12
Item 7.           Management's Discussion and Analysis of Financial                     14
                  Condition and Results of Operations
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk            25
Item 8.           Financial Statements and Supplementary Data                           26
Item 9.           Changes in and Disagreements with Accountants on                      47
                  Accounting and Financial Disclosure

                  PART III

Item 10.          Directors and Officers of the Registrant                              47
Item 11.          Executive Compensation                                                48
Item 12.          Security Ownership of Certain Beneficial Owners and                   52
                  Management
Item 13.          Certain Relationships and Related Transactions                        53

                  PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports                  54
                  on Form 8-K

                  Signature Page                                                        57

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

     Zack B. Bergreen, 56, founded the Company in November 1979. From November 1979 to January 1998, he served as President, Treasurer and Director of the Company. In April 1995, he was elected Chief Executive Officer and Chairman of the Board of Directors. From January 1998 through August 1999 Mr. Bergreen served as Chairman of the Board and Chief Executive Officer. Mr. Bergreen has served as Chairman of the Board since August 1999, when Bruce R. Rusch was elected President and Chief Executive Officer. Following the resignation of Mr. Rusch on May 30, 2000, Mr. Bergreen resumed the positions of President and Chief Executive Officer, and on June 27, 2000, was elected as Secretary. Mr. Bergreen holds Bachelor of Science and Master of Science degrees in Electrical Engineering from the University of Maryland.

     Bernard M. Goldsmith, 57, joined the Company's Board of Directors in April 1999 and is a member of the Audit Committee. He currently serves as Managing Director of Updata Capital, Inc. He is also Manager of Fallen Angel Capital, LLC, which is the general partner of Fallen Angel Equity Fund, L.P., which currently beneficially owns more than 5% of the shares of Common Stock of the Company. Mr. Goldsmith also serves on the boards of directors of Compuware Corporation, Dendrite International, Inc. and several private companies. Mr. Goldsmith has a B.A. in business administration from Rutgers University.

     Adrian A. Peters, 52, joined the Company's Board of Directors in June 2000 and is a member of the Audit Committee. He is the President of Boston Partners and also serves as President and Chief Executive Officer of Omtool Ltd. From August 1996 to January 1997, he served as the President and Chief Executive Officer of Computron Software. From 1986 through 1995, he held various management postions for Siemens AG, including President and Chief Executive Officer of Siemens Nixdorf USA from 1992 through 1995, President and Chief Executive Officer of Siemens Nixdorf Southern Africa from 1990 through 1992, and President and General Manager of Siemens Data in South Africa from 1988 through 1990. Prior to that he worked at Arthur Anderson and IBM. Mr. Peters received Bachelor of Science as well as Engineering degrees from the University of Stellenbosch in South Africa.

     Isidore Sobkowski, 44, joined the Company's Board of Directors in June 2000 and is a member of the Audit Committee. He currently serves as the President and Chief Executive Officer of PrimeCloud, Inc. From 1994 through 1998, he served as the President and Chief Executive Officer at Professional Help Desk, and upon its acquisition by Computer Associates, served from 1998 through 2000 as a Division Vice President at Computer Associates. From 1984 through 1994, he served as President and Chief Executive Officer of Knowledge Associates, Ltd. Mr. Sobkowski received a Bachelor of Science in Computer Science from City College of New York in 1978 and a Master of Science in Computer Science from City College of New York in 1982.

     Rick Etskovitz, 46, joined the Company in June 2000 when he was elected Chief Financial Officer and Treasurer. He is a certified public accountant and shareholder of a local accounting firm. From 1986 through 1993, he worked with the Company as the engagement partner with its independent accounting firm. Mr. Etskovitz received his Bachelor of Science degree from the Pennsylvania State University in 1976 and his

Masters of Business Administration Degree from the Wharton Graduate School at the University of Pennsylvania in 1980.

     Jacques Cormier, 53, joined the Company in 1995 as Managing Director of the Asia/Pacific operations based in Sydney, Australia. Mr Cormier relocated to the United States in June 2000 to assume the responsibilities of Vice President of Customer Services, managing Customer Support, Professional Services and Customizations. From 1992 Mr. Cormier was a Director of Qantel Business Systems Australia Pty Ltd, a systems integrator of complete business solutions, responsible for marketing, product management, professional services and customer support. Before transferring to Australia in 1992, Mr. Cormier had the product management responsibility of the ERP products manufactured by Qantel Corporation, a manufacturer of hardware and software for small/medium businesses located near San Francisco. Mr. Cormier has been an active member of APICS (American Production and Inventory Control Society) for many years, authoring a course and a book on the essentials of managing manufacturing operations.

     Jim Kirby, 36, joined the Company in January, 2000 as Vice President of Sales for the Americas based in Horsham, Pennsylvania. Mr. Kirby is responsible for the leadership, direction and management of the Company's direct and indirect sales channels and pre-sales organization in North, Central and South America. Mr. Kirby moved to Astea from Base Ten System, Inc., an application software development company, where he was vice president and general manager responsible for North American sales, marketing, professional services and customer support. Previously, he held various leadership and management positions during a 13-year tenure with Honeywell, Inc. Mr. Kirby is a graduate of Villanova University.

     Section 16(a) of the Exchange Act requires the Company's Directors, executive officers and holders of more than 10% of the Company's Common Stock (collectively, "Reporting Persons") to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Such persons are required by regulations of the Commission to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the fiscal year ended December 31, 2000 and written representations from certain Reporting Persons, the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended December 31, 2000.

Item 11. Executive Compensation.

     The following table sets forth information concerning the compensation for services in all capacities to the Company for the fiscal years ended December 31, 2000, 1999, and 1998, of the following persons (i) each person who served as Chief Executive Officer during the year ended December 31, 2000, (ii) the only other executive officer of the Company in office at December 31, 2000 who earned more than $100,000 in salary and bonus in fiscal 2000 (collectively, the "Named Executive Officers"), and (iii) one former executive officer of the Company who was not employed by the Company on December 31, 2000, but otherwise would have been named an executive officer.

                           SUMMARY COMPENSATION TABLE

                                              Annual Compensation             Long-Term
                                      --------------------------------      Compensation
                                                                             Securities
                                                                             Underlying
                                                                               Options          All Other
     Name and Principal Position        Year    Salary ($)    Bonus ($)     (# of shares)    Compensation ($)
     ---------------------------        ----    ----------    ---------     -------------    ----------------
Zack B. Bergreen                        2000  $   233,971           --               --         $   242,897(1)
Chairman of the Board and Chief         1999      300,000           --               --              74,800(2)
 Executive Officer(2)                   1998      300,000           --               --              69,600(2)


Jim Kirby                               2000  $   158,125      $94,841       100,000 (3)                 --
Vice President, Sales, North America

Bruce R. Rusch                          2000  $   152,971           --               --         $   280,400(4)
Former President and Chief Executive    1999      128,390(5)        --          500,000(5)               --
 Officer

John G. Phillips                        2000  $    80,686           --               --         $   109,538(6)
Former Vice President and Chief         1999      147,000           --               --                  --
 Financial Officer                      1998      134,375      $10,000          122,500(7)               --


Charles D. LaMotta                      1999  $   143,787(8)   $15,000               --         $112,500 (8)
Former President and                    1998      179,487       75,000       600,000 (8)                 --
 Chief Operating Officer (8)

R. Scott Sander                         1999  $100,977 (9)     $35,100               --         $ 35,000 (9)
Former Vice President,                  1998       90,102       32,204       200,000 (9)                 --
 Sales, North America (9)

(1) Includes premiums for term, split-dollar life insurance paid by the Company on behalf of the Named Executive Officer, payout for consulting services performed January 2000 through May 2000, and vacation payout.
(2) Includes premiums for term, split-dollar life insurance paid by the Company on behalf of the Named Executive Officer.
(3) Represents an option to purchase 100,000 shares of Common Stock which was awarded based on merit.
(4) Includes total severance payout of $150,000 as well as gain recognized on the exercise of 41,664 non-qualified options during 2000.
(5) Mr. Rusch was granted options to purchase 500,000 shares of Common Stock in July 1999 and was named President and Chief Executive Officer on August 9, 1999.
(6) Includes total severance payout of $75,600 as well as gain recognized on the exercise of 18,750 non-qualified options during 2000.
(7) Represents an option granted in 1998 to purchase 25,000 shares of Common Stock, which was repriced later in 1998 (and therefore counted twice for purposes of this table) and other options to purchase 72,500 shares, which were repriced in 1998. The Commission's regulations require that repriced options be reported as new grants in the year of repricing.
(8) Represents an option granted in 1998 to purchase 300,000 shares of Common Stock, which was repriced later in 1998 (and therefore counted twice for purposes of this table). The Commission's regulations require that repriced options be reported as new grants in the year of repricing. Mr. LaMotta resigned from the Company in July 1999 and received $112,500 during 1999 as severance.
(9) Represents an option granted in 1998 to purchase 100,000 shares of Common Stock, which was repriced later in 1998 (and therefore counted twice for purposes of this table). The Commission's regulations require that repriced options be reported as new grants in the year of repricing. Mr. Sander resigned from the Company in September 1999 and received $35,000 during 1999 as severance.

Option Grants in Last Fiscal Year

  The following table sets forth each grant of stock options made during the year ended December 31, 2000 to each of the Named Executive Officers:

                                                             Individual Grants
                                                             -----------------
                                           Percent of
                                             Total                                Potential Realizable Value at
                            Number of       Options                                          Assumed
                            Securities     Granted to                              Annual Rates of Stock Price
                            Underlying     Employees    Exercise                     Appreciation for Option
                             Options       In Fiscal     Price        Expiration            Terms(2)
Name                         Granted (#)      Year      ($/Share)(1)     Date           5%($)            10%($)
----                         -----------      ----      ------------     ----           -----            ------
Rick Etskovitz                  25,000(3)           3%     $0.97       8/14/2010        $15,251        $ 38,648

Jacques Cormier                 25,000(3)           3%     $0.97       8/14/2010        $15,251        $ 38,648

Jim Kirby                      100,000(4)          13%     $0.97       8/14/2010        $61,003        $154,593

(1) The exercise price per share of each option was fixed by the Board of Directors; the fair market value per share of Common stock at the date of grant was $0.97 per share.
(2) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the market value of the Company's Common Stock on the date of option grant over the term of the options. These numbers are calculated based on rules promulgated by the Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Company's Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individual.
(3) Options to purchase 25,000 shares will vest in equal installments on each of the first four anniversaries of the grant date.
(4) Options to purchase 100,000 shares were granted based on merit and will vest in equal installments on each of the first four anniversaries of the grant date.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth, for each of the Named Executive Officers, information with respect to the exercise of stock options during the year ended December 31, 2000 and the year-end value of unexercised options:

                                                                                         Value of Unexercised
                               Shares                      Numbers of Unexercised        In-the-Money Options
                              Acquired on       Value         Options at Year End             at Year End
            Name             Exercise(#)    Realized($)   Exercisable/Unexercisable   Exercisable/Unexercisable
            ----             -----------    -----------   -------------------------   -------------------------

Zack B. Bergreen                 --             --                   --                           --

Rick Etskovitz                   --             --                    0/25,000                    --

Jacques Cormier              19,500        $36,514                2,500/30,000                    --

Jim Kirby                        --             --              40,000/220,000                    --


Employment Agreements and Severance Arrangements with Executive Officers

     The Company has not entered into employment agreements with any of its current Executive Officers. Board Interlocks and Insider Participation

     No executive officer of the Company served as a member of the Board of Directors, compensation committee, or other committee performing equivalent functions, of another entity one of whose executive officers served as a Director of the Company. Other than Mr. Bergreen and Mr. Rusch, no person who served as a member of the Board was, during the fiscal year ended December 31, 2000, simultaneously an officer, employee or consultant of the Company or any of its subsidiaries. Messrs. Bergreen and Rusch did not participate in any Company determination of their own personal compensation matters.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  The following table sets forth as of the March 31, 2001: (i) the name of each person who, to the knowledge of the Company, owned beneficially more than 5% of the shares of Common Stock of the Company outstanding at such date; (ii) the name of each Director; and (iii) the name of each current executive officer of the Company. The following table also sets forth as of March 31, 2001 the number of shares owned by each of such persons and the percentage of the outstanding shares represented thereby, and also sets forth such information for Directors, nominees and executive officers as a group.

Name and Address Of Beneficial Owner                       Amount of Ownership(1)     Percent  of Class(2)
------------------------------------                       ----------------------     --------------------
Zack B. Bergreen(3)                                                6,792,000                  46.3%
    c/o Astea International
    455 Business Center Drive
    Horsham, Pennsylvania 19044

Fallen Angel Equity Fund, L.P.(4)                                  2,182,500                  14.9%
    960 Holmdel Road
    Holmdel, NJ 07733

Barry M. Goldsmith(5)                                              2,184,040                  14.9%

Adrian Peters                                                              0                    *

Isadore Sobkowski                                                          0                    *

Rick Etskovitz                                                         8,000                    *

Jacques Cormier                                                       19,500                    *

Jim Kirby                                                                  0                    *

All current directors, nominees and executive officers             9,003,540                  61.4%
 as a group (7 persons)(1)-(5)

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

(2) Applicable percentage of ownership as of the Record Date is based upon 14,658,187 shares of Common Stock outstanding as of that date. Beneficial ownership is determined in accordance with the rules of the Commission and includes voting and investment power with respect to shares. Presently exercisable stock options are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

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

(5) Represents 1,540 shares directly owned by Mr. Goldsmith and 2,182,500 shares held by Fallen Angel Equity Fund, L.P. as reported on Schedule 13D and Form 4. Mr. Goldsmith is Manager of Fallen Angel Capital, LLC, which is the general partner of Fallen Angel Equity Fund, L.P. Mr. Goldsmith disclaims beneficial ownership of the shares of Common Stock held by Fallen Angel Equity Fund, L.P.

Item 13. Certain Relationships and Related Transactions.

     On December 31, 1999, Zack Bergreen ceased active employment with the Company and was engaged as a consultant beginning January 1, 2000. During May 2000, Mr. Bergreen resumed his previous duties as President and Chief Executive Officer thereby terminating the consulting agreement. See also Note 15 of the Notes to the Consolidated Financial Statements of the Company appearing elsewhere in this Annual report on Form 10-K.

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

         10.28*   Letter to Rick Etskovitz regarding employment terms.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of April 2001.

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



                  Signature                              Title                              Date
                  ---------                              -----                              ----

         /s/Zack Bergreen                   President and Chief Executive               April 27, 2001
         ----------------                   Officer (Principal Executive Officer)
         Zack Bergreen

         /s/Rick Etskovitz                  Vice President and Chief                    April 27, 2001
         ------------------                 Financial Officer (Principal
         Rick Etskovitz                     Financial and Accounting
                                            Officer)


         /s/ Barry M. Goldsmith             Director                                    April 27, 2001
         ---------------------------
         Barry M. Goldsmith

         /s/ Zack Bergreen                  Director                                    April 27, 2001
         ------------------
         Zack Bergreen

