Form 10-Q
period 2001-03-31
ASTEA INTERNATIONAL INC
filed 2001-05-15
CIK 945989

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                          __________________________

                                   FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    March 31, 2001
                               ---------------------

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from  ______  to  ______

                        Commission File Number: 0-26330
                                                -------

                           ASTEA INTERNATIONAL INC.
            (Exact name of registrant as specified in its charter)

                   Delaware                           23-2119058
         --------------------------------         -------------------
          (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)           Identification No.)

     455 Business Center Drive, Horsham, PA                  19044
     --------------------------------------                  -----
        (Address of principal executive offices)           (Zip Code)

      Registrant's telephone number, including area code: (215) 682-2500
                                                           -------------

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

As of May 11, 2001, 14,653,587 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

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

PART I - FINANCIAL INFORMATION
--------------------------------

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

PART II - OTHER INFORMATION
--------------------------------

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

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                           ASTEA INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                         March 31,          December 31,
                                                                           2001                 2000
                                                                       ---------------------------------
                  ASSETS
Current assets:
  Cash and cash equivalents                                            $  2,461,000        $  5,208,000
  Investments available for sale                                          5,991,000           3,506,000
  Receivables, net of reserves of $1,523,000 and $1,600,000               7,784,000           7,885,000
  Prepaid expenses and other                                              1,866,000           1,778,000
  Deferred income taxes                                                     668,000             668,000
                                                                       --------------------------------
          Total current assets                                           18,770,000          19,045,000

Property and equipment, net                                                 855,000             996,000
Capitalized software, net                                                 1,562,000           1,612,000
                                                                       --------------------------------
          Total assets                                                 $ 21,187,000        $ 21,653,000
                                                                       ================================

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                    $     97,000        $    138,000
  Accounts payable and accrued expenses                                   4,716,000           4,731,000
  Deferred revenues                                                       4,281,000           4,508,000
                                                                       --------------------------------
          Total current liabilities                                       9,094,000           9,377,000

Deferred income taxes                                                       298,000             298,000
Long-term debt                                                               11,000              23,000

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
      authorized, none issued                                                     -                   -
   Common stock, $.01 par value, 25,000,000 shares
      authorized, 14,654,000 and 14,821,000 outstanding                     148,000             148,000
   Less:  treasury stock at cost, 171,300 and 3,900 shares                 (160,000)             (3,000)
   Additional paid-in capital                                            22,674,000          22,671,000
   Cumulative translation adjustment                                     (1,331,000)         (1,145,000)
   Accumulated deficit                                                   (9,547,000)         (9,716,000)
                                                                       --------------------------------
                  Total stockholders' equity                             11,784,000          11,955,000
                                                                       --------------------------------
                  Total liabilities and stockholders' equity           $ 21,187,000        $ 21,653,000
                                                                       ================================

       The accompanying notes are an integral part of these statements.

                           ASTEA INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                      Three Months
                                                                                     Ended March 31,
                                                                               2001                  2000
                                                                          ---------------------------------
Revenues:
  Software license fees                                                   $ 2,282,000           $ 1,292,000
  Services and maintenance                                                  2,717,000             4,298,000
                                                                          ---------------------------------
          Total revenues                                                    4,999,000             5,590,000
                                                                          ---------------------------------
Costs and expenses:
  Cost of software license fees                                               228,000               326,000
  Cost of services and maintenance                                          1,847,000             3,230,000
  Product development                                                         583,000               691,000
  Sales and marketing                                                       1,438,000             1,854,000
General and administrative                                                    841,000               901,000
                                                                          ---------------------------------
          Total costs and expenses                                          4,937,000             7,002,000

Income (loss) from operations before interest income                           62,000            (1,412,000)

Net interest income                                                           107,000               613,000
                                                                          ---------------------------------
Income (loss) before income taxes                                             169,000              (799,000)
Income tax expense                                                                  -                     -
                                                                          ---------------------------------
Net income (loss)                                                         $   169,000           $  (799,000)
                                                                          =================================

Basic and diluted earnings (loss) per share:
  Net income (loss) per share                                             $      0.01           $    (0.06)
Shares outstanding used in computing basic earnings per share              14,698,000            14,231,000
Shares outstanding used in computing diluted earnings per share            14,772,000            14,231,000

       The accompanying notes are an integral part of these statements.

                           ASTEA INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                   For the Three Months
                                                                                                      Ended March 31,
                                                                                                  2001              2000
                                                                                             -----------------------------
Cash flows from operating activities:
   Net income                                                                                $   169,000       $  (799,000)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
        operating activities:
           Depreciation and amortization                                                         388,000           401,000
           Variable option compensation benefit                                                        -          (183,000)
           Other                                                                                       -             7,000
   Changes in operating assets and liabilities:
           Receivables                                                                           (92,000)          942,000
           Prepaid expenses and other                                                             18,000          (507,000)
           Accounts payable and accrued expenses                                                 (91,000)         (798,000)
           Deferred revenues                                                                    (261,000)         (334,000)
                                                                                             -----------------------------
   Net cash provided by (used in) operating activities                                           131,000        (1,271,000)
                                                                                             -----------------------------
Cash flows from investing activities:
           (Purchases) sales of investments                                                   (2,485,000)        6,910,000
           Purchases of property and equipment                                                   (76,000)         (299,000)
           Capitalized software development costs                                               (150,000)         (200,000)
                                                                                             -----------------------------
   Net cash (used in) provided by investing activities                                        (2,711,000)        6,411,000
                                                                                             -----------------------------
Cash flows from financing activities:
           Proceeds from exercise of stock options and employee stock purchase plan                3,000           145,000
           Repayments of debt                                                                    (53,000)         (358,000)
           Purchases of treasury stock                                                          (157,000)                -
                                                                                             -----------------------------
   Net cash used in financing activities                                                        (207,000)         (213,000)
                                                                                             -----------------------------

   Effect of exchange rate changes on cash                                                        40,000            34,000
                                                                                             -----------------------------
   Net (decrease) increase in cash and cash equivalents                                       (2,747,000)        4,961,000
   Cash, beginning of period                                                                   5,208,000         6,158,000
                                                                                             -----------------------------
   Cash, end of period                                                                       $ 2,461,000       $11,119,000
                                                                                             =============================

       The accompanying notes are an integral part of these statements.

-----------------------------------------------------


                           ASTEA INTERNATIONAL INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION
   ----------------------

The consolidated financial statements at March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 of Astea International Inc. and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's 2000 Annual Report on Form 10-K which are hereby incorporated by reference in this quarterly report on Form 10-Q.


2. STOCKHOLDERS' EQUITY/COMPREHENSIVE LOSS
   ---------------------------------------

The reconciliation of Stockholders' Equity and comprehensive loss from December 31, 2000 to March 31, 2001 is summarized as follows:

                                                                           Cumulative
                                                          Additional        Currency
                                  Common     Treasury      Paid-In         Translation      Accumulated      Comprehensive
                                   Stock      Stock        Capital         Adjustment         Deficit            Loss
                               -------------------------------------------------------------------------------------------
Balance at December 31, 2000    $148,000    $  (3,000)    $22,671,000      $(1,145,000)     $(9,716,000)     $          -
Exercise of stock options              -            -           3,000                -                -                 -
Purchase of treasury stock             -     (157,000)              -                -                -                 -
Cumulative translation
   adjustment                          -                            -         (186,000)               -          (186,000)
Net income                             -                            -                -          169,000           169,000
                               -------------------------------------------------------------------------------------------
Balance at March 31, 2001       $148,000    $(160,000)    $22,674,000      $(1,331,000)     $(9,547,000)     $    (17,000)
                               ===========================================================================================

3. MAJOR CUSTOMERS
   ---------------

The Company had no customers that accounted for 10% or more of revenues in the first quarter of 2001. It had one customer that accounted for 11% of revenues in the first quarter of 2000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
    RESULTS OF OPERATIONS
    ---------------------

Overview
--------

This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these, as well as other risks and uncertainties, are described in more detail herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

The Company develops, markets and supports front-office solutions for the Customer Relationship Management ("CRM") software market. Astea's applications are designed specifically for organizations for which field service and customer support are considered mission critical aspects of business operations. The Company licenses its products to companies worldwide, distributed across a variety of industries that provide maintenance and repair services, including telecommunications, information technology, healthcare, process and control technologies and white goods. The Company markets its products both domestically and internationally, through offices in the United States and overseas, as well as through resellers and system integrators. Internationally, the Company maintains operations in Canada, Australia, the Netherlands, France, the United Kingdom and Israel.

Results of Operations
---------------------

Comparison of Three Months Ended March 31, 2001 and 2000
--------------------------------------------------------

Continuing Operations
---------------------

Revenues
--------

Revenues decreased $591,000, or 11%, to $4,999,000 for the three months ended March 31, 2001 from $5,590,000 for the three months ended March 31, 2000. Software license fee revenues increased $990,000, or 77%, from the same period last year. Services and maintenance fees for the three months ended March 31, 2001 amounted to $2,717,000, a 37% decrease from the same quarter in 2000.

The Company's international operations contributed $1,598,000 of revenues in the first quarter of 2001 compared to $1,816,000 in the first quarter of 2000. This represents a 12% decrease from the same period last year and 32% of total revenues in the first quarter 2001.

Software license fee revenues increased 77% to $2,282,000 in the first quarter of 2001 from $1,292,000 in the first quarter of 2000. The increase is primarily attributable to Alliance Enterprise license revenues that increased $1,434,000 or 221%, to $2,084,000 in the first quarter of 2001 from $650,000 in the first quarter of 2000. The increase was partially offset by an anticipated decline in DISPATCH-1 license fee revenue, which decreased $445,000 or 69% from $642,000 in the first quarter of 2000 due to a natural change in the corporate market to Alliance Enterprise, which is a newer technology information system. DISPATCH-1 accounted for 9% of total software license fee revenues in the first quarter of 2001 compared to 50% of total license fee revenues in the first quarter of 2000.

Services and maintenance revenues decreased 37% to $2,717,000 in the first quarter of 2001 from $4,298,000 in the first quarter of 2000. The decrease primarily relates to service and maintenance revenues from DISPATCH-1 which decreased $1,353,000 to $1,415,000 from $2,768,000 in the first quarter of 2000.
The decrease in DISPATCH-1 service and maintenance revenue is due to the anticipated decline in demand for these services including the decrease in service and maintenance revenue from two major customers that purchased DISPATCH-1 source code in 2000. The decrease in service and maintenance revenues also included a decrease of $409,000 in Alliance Enterprise services, partially offset by an increase of $181,000 in Alliance Enterprises maintenance revenues. The net decrease in Alliance Enterprise service and maintenance revenue was $228,000, or 15%.

Costs of Revenues
-----------------

Cost of software license fees decreased 30% to $228,000 in the first quarter of 2001 from $326,000 in the first quarter of 2000. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $200,000 in both the first quarter of 2001 and 2000. The cost of software license fees decreased due to decreased third party product costs. The software licenses gross margin percentage was 90% in the first quarter of 2001 compared to 75% in the first quarter of 2000. This increase in gross margin was attributable to the decrease in demand for DISPATCH-1, which has a higher cost of sales than Alliance Enterprise.

Cost of services and maintenance decreased 43% to $1,847,000 in the first quarter of 2001 from $3,230,000 in the first quarter of 2000. The decrease in cost of service and maintenance is primarily attributed to fewer service personnel due to the decreasing demand for DISPATCH-1 services. The services and maintenance gross margin percentage was 32% in the first quarter of 2001 compared to 25% in the first quarter of 2000. The increase in services and maintenance gross margin was primarily due to increased utilization for Alliance Enterprise service professionals.

Product Development
-------------------

Product development expense decreased 16% to $583,000 in the first quarter of 2001 from $691,000 in the first quarter of 2000. The decrease in product development expenses is primarily attributable to the elimination of development costs related to DISPATCH-1. Product development as a percentage of revenues remained at 12% in the first quarter of 2001 and 2000.

Sales and Marketing
-------------------

Sales and marketing expense decreased 22% to $1,438,000 in the first quarter of 2001 from $1,854,000 in the first quarter of 2000. The decrease in sales and marketing is attributable to reduced headcount partially offset by higher commission expense from increased license revenues. As a percentage of revenues, sales and marketing expenses decreased to 29% from 33% in the first quarter of 2000.

General and Administrative
--------------------------

General and administrative expenses decreased 7% to $841,000 in the first quarter of 2001 from $901,000 in the first quarter of 2000.

Net Interest Income
--------------------

Net interest income decreased $506,000 from $613,000 in the first quarter of 2000. The decrease resulted primarily from the reduction in investments available for sale, which were liquidated to pay a dividend to the shareholders of the Company on June 30, 2000. In addition, interest rates earned on invested securities declined from the same period as last year.

International Operations
------------------------

Total revenue from the Company's international operations decreased by $218,000, or 12%, to $1,598,000 in first quarter of 2001 from $1,816,000 in the same quarter in 2000. The decrease in revenue from international operations was primarily attributable to the decreasing demand for DISPATCH-1 and reduced service revenues from Alliance Enterprise. International operations resulted in a $96,000 loss for the first quarter ended March 31, 2001 compared to a loss of $436,000 in the same quarter in 2000 due to a 33% decrease in operational costs.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $131,000 for the three months ended March 31, 2001 compared to cash used for operations of $1,271,000 for the three months ended March 31, 2000. This increase in cash provided was primarily attributable to net income, lower payments of accounts payable and a reduction in prepaid expenses, partially offset by an increase in receivables and the elimination of a variable option benefit compared to the same period last year.

The Company's investing activities used $2,711,000 of cash in the first three months of 2001 compared to the cash provided of $6,411,000 in the first three months of 2000. The increase in cash used was primarily attributable to increased purchases of short term investments compared to sales of investments during the same period last year, slightly offset by lower equipment purchases and capitalized software development costs.

The Company used $207,000 of cash from financing activities during the three months ended March 31, 2001 compared to cash used of $213,000 in the first three months of 2000. Cash was primarily used to purchase treasury stock and repay long-term debt compared to last year's financing uses of repaying debt, partially offset by the exercise of employee stock options.

At March 31, 2001, the Company had a working capital ratio of 2.1:1, with cash, cash equivalents and investments available for sale of $8,452,000. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the foreseeable future. The Board of Directors from time to time reviews the Company's forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

     Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 2001, the Company's investments consisted of corporate bonds and commercial paper. The Company does not expect any material loss with respect to its investment portfolio.


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

Item 2.   Changes in Securities and Use of Proceeds
---------------------------------------------------

During the quarter ended March 31, 2001, the Company purchased 167,400 shares of its outstanding stock. The shares are recorded in the balance sheet as treasury stock.

Item 3.   Defaults Upon Senior Securities
-----------------------------------------

There have been no defaults by the Company on any Senior Securities during the quarter ended March 31, 2001.

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

Item 5.   Other Information
---------------------------

One of the Company's directors, Henry H. Greer resigned from the Board of Directors effective on April 26, 2000.

Item 6.  Exhibits and Reports on Form 8-K
----------------------------------------------------

(A)    Exhibits

              None.

(B)    Reports on Form 8-K

              None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of May 2001.

                              ASTEA INTERNATIONAL INC.

                              By:   /s/ Zack B. Bergreen
                                    --------------------
                                    Zack B. Bergreen
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                              By:   /s/ Fredric Etskovitz
                                    ---------------------
                                    Fredric Etskovitz
                                    Chief Financial Officer
                                    (Principal Financial and Chief
                                    Accounting Officer)