Form 10-Q
period 2001-06-30
ASTEA INTERNATIONAL INC
filed 2001-08-13
CIK 945989

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

For the quarterly period ended          June 30, 2001
                               --------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from             to
                                 --------      ---------

                         Commission File Number: 0-26330

                            ASTEA INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                         23-2119058
     ----------------------------------                   --------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)

   455 Business Center Drive, Horsham,  PA                     19044
   ------------------------------------------              ------------
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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


As of August 8, 2001, 14,824,887 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                            ASTEA INTERNATIONAL INC.

                                    FORM 10-Q
                                QUARTERLY REPORT
                                      INDEX
                                                                     Page No.

Facing Sheet                                                                1

Index                                                                       2

PART I -  FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

           Consolidated Balance Sheets                                      3

           Consolidated Statements of Operations                            4

           Consolidated Statements of Cash Flows                            5

           Notes to Consolidated Financial Statements                       6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              7

Item 3.    Quantitative and Qualitative Disclosure About Market Risk       11

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                               11

Item 2.    Changes in Securities and Use of Proceeds                       11

Item 3.    Defaults upon Senior Securities                                 12

Item 4.    Submission of Matters to a Vote of Security Holders             12

Item 5.    Other Information                                               12

Item 6.    Exhibits and Reports on Form 8-K                                13

           Signatures                                                      14

PART I - FINANCIAL INFORMATION


Item 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                            ASTEA INTERNATIONAL INC.
                                           CONSOLIDATED BALANCE SHEETS

                                                                        June 30,             December 31,
                                                                          2001                   2000
                                                                       (Unaudited)
                                                                  ---------------------------------------------
                                ASSETS
       Current assets:
         Cash and cash equivalents                                $           4,257,000     $    5,208,000
         Investments available for sale                                       4,016,000          3,506,000
         Receivables, net of reserves of $979,000 and $1,600,000              6,083,000          7,885,000
         Prepaid expenses and other                                           1,529,000          1,778,000
         Deferred income taxes                                                  668,000            668,000
                                                                  ---------------------------------------------
                 Total current assets                                        16,553,000         19,045,000

       Property and equipment, net                                              766,000            996,000
       Capitalized software, net                                              1,512,000          1,612,000
                                                                  ---------------------------------------------
                 Total assets                                     $          18,831,000  $      21,653,000
                                                                  =============================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
         Current portion of long-term debt                        $              93,000      $     138,000
         Accounts payable and accrued expenses                                3,754,000          4,731,000
         Deferred revenues                                                    3,096,000          4,508,000
                                                                  ---------------------------------------------
                 Total current liabilities                                    6,943,000          9,377,000
                                                                  ---------------------------------------------

       Deferred income taxes                                                    298,000            298,000
                                                                  ---------------------------------------------

       Long-term debt                                                                 -             23,000
                                                                  ---------------------------------------------

       Stockholders' equity:
          Preferred stock, $.01 par value, 5,000,000 shares
             authorized, none issued                                                  -                  -
          Common stock, $.01 par value, 25,000,000 shares
             authorized, 14,825,000 and 14,821,000 outstanding                  148,000            148,000
          Less:  treasury stock at cost, 209,000 and 3,900 shares              (213,000)            (3,000)
          Additional paid-in capital                                         22,674,000         22,671,000
          Cumulative translation adjustment                                  (1,276,000)        (1,145,000)
          Accumulated deficit                                                (9,743,000)        (9,716,000)
                                                                  ---------------------------------------------
               Total stockholders' equity                                    11,590,000         11,955,000
                                                                  ---------------------------------------------
               Total liabilities and stockholders' equity         $          18,831,000     $   21,653,000
                                                                  =============================================

                        The accompanying notes are an integral part of these statements.


                                                 ASTEA INTERNATIONAL INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Three Months                              Six Months
                                                       Ended June 30,                           Ended June 30,
                                         --------------------------------------------------------------------------------
                                                  2001                2000                2001                 2000
                                              (Unaudited)                              (Unaudited)
                                             ---------------    -----------------     --------------      ---------------
Revenues:
     Software license fees                    $   1,487,000        $   2,298,000      $   3,768,000      $    3,591,000
     Services and maintenance                     2,899,000            3,682,000          5,617,000           7,980,000
                                         --------------------------------------------------------------------------------

          Total revenues                          4,386,000            5,980,000          9,385,000          11,571,000
                                         --------------------------------------------------------------------------------

Costs and expenses:
     Cost of software license fees                  373,000              429,000            602,000             755,000
     Cost of services and                         1,655,000            3,026,000          3,501,000           6,257,000
maintenance
     Product development                            669,000              833,000          1,252,000           1,524,000
     Sales and marketing                          1,383,000            2,059,000          2,822,000           3,912,000
     General and administrative                     584,000              773,000          1,424,000           1,675,000
     Restructuring charge (Note 2)                  -                  1,101,000             -                1,101,000
                                         --------------------------------------------------------------------------------

          Total costs and expenses                4,664,000            8,221,000          9,601,000          15,224,000
                                         --------------------------------------------------------------------------------

Loss from operations
     before interest and taxes                     (278,000)          (2,241,000)          (216,000)         (3,653,000)

Net interest income                                  82,000              601,000            189,000           1,214,000
Loss on sale of investments                         -                    (27,000)           -                   (27,000)
                                         --------------------------------------------------------------------------------
Loss before income tax                             (196,000)          (1,667,000)           (27,000)
                                                                                                             (2,466,000)
Income tax benefit                                  -                   -                    -                   -
                                         --------------------------------------------------------------------------------

Net loss                                      $    (196,000)       $  (1,667,000)     $     (27,000)     $   (2,466,000)
                                         ================================================================================

Basic and diluted net loss per share          $       (0.01)       $       (0.12)     $      -           $        (0.17)
                                         ================================================================================

Shares outstanding used in
     computing basic and diluted net
     loss per share                              14,661,000           14,373,000         14,657,000          14,316,000
                                         ================================================================================



                             The accompanying notes are an integral part of these statements.


                                           ASTEA INTERNATIONAL INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                             ---------------------------------
                                                                                  2001             2000
                                                                               (Unaudited)
                                                                             ---------------------------------
Cash flows from operating activities:
   Net loss                                                                        $(27,000)    $(2,466,000)
   Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation and amortization                                            738,000         777,000
           Variable option compensation benefit                                        -           (224,000)
           Loss on sale of investments                                                 -             27,000
           Other                                                                       -              9,000
        Changes in operating assets and liabilities:
            Receivables                                                           1,666,000         827,000
            Prepaid expenses and other                                              225,000        (612,000)
            Accounts payable and accrued expenses                                  (983,000)     (1,509,000)
            Deferred revenues                                                    (1,411,000)        325,000
                                                                             ---------------------------------
   Net cash provided by (used in) operating activities                              208,000      (2,846,000)
                                                                             ---------------------------------

Cash flows from investing activities:
           (Purchases) sales of short-term investments                             (510,000)     29,018,000
           Purchases of property and equipment                                     (114,000)       (348,000)
           Capitalized software development costs                                  (300,000)       (400,000)
                                                                             ---------------------------------
   Net cash provided by (used in) investing activities                             (924,000)     28,270,000
                                                                             ---------------------------------

Cash flows from financing activities:
          Proceeds from exercise of stock options and employee
             stock purchase plan                                                      3,000       1,021,000
          Net repayments of long-term debt                                          (68,000)       (371,000)
          Dividend distribution                                                        -        (30,376,000)
          Purchases of treasury stock                                              (210,000)           -
                                                                             ---------------------------------
   Net cash (used in) financing activities                                         (275,000)    (29,726,000)
                                                                             ---------------------------------
   Effect of exchange rate changes on cash and cash equivalents                      40,000          79,000
                                                                             ---------------------------------

   Net decrease in cash and cash equivalents                                       (951,000)     (4,223,000)
   Cash and cash equivalents balance, beginning of period                         5,208,000       6,158,000
                                                                             ---------------------------------
   Cash and cash equivalents balance, end of period                             $ 4,257,000     $ 1,935,000
                                                                             ================================


                       The accompanying notes are an integral part of these statements.

                            ASTEA INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    BASIS OF PRESENTATION

The consolidated financial statements at June 30, 2001 and for the three and six month periods ended June 30, 2001and 2000 of Astea International Inc. and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's 2000 Annual Report on Form 10-K/A which are hereby incorporated by reference in this quarterly report on Form 10-Q.

2.   RESTRUCTURING CHARGES

During the second quarter of 2000, the Company recorded a restructuring charge of $1,101,000 for actions aimed at reducing costs and consolidating its development activities primarily in its service automation product line. The charge includes severance payments relating to foreign and domestic operations of $1,069,000, buy-out payments of $137,000 for various leased equipment and $177,000 for the termination of certain office facilities, offset by $282,000 of excess restructuring charges from December, 1999.

3.   STOCKHOLDERS' EQUITY/COMPREHENSIVE LOSS

The reconciliation of stockholders' equity and comprehensive loss from December 31, 2000 to June 30, 2001 is summarized as follows:

                                                                                  Cumulative
                                                                                   Currency
                                     Common        Treasury      Additional      Translation      Accumulated    Comprehensive
                                       Stock         Stock    Paid-In Capital     Adjustment        Deficit      Income (Loss)
                                       -----         -----    ---------------     ----------        -------      -------------

Balance at December 31, 2000           $148,000       $ (3,000)   $22,671,000     $(1,145,000)    $(9,716,000)         $     -
Exercise of stock options                     -              -          3,000               -               -                -
Purchase of treasury stock                    -       (210,000)             -               -               -                -
Cumulative translation
   adjustment                                 -              -              -        (131,000)              -         (131,000)
Net loss for the period                       -              -              -               -         (27,000)         (27,000)
                                     ------------------------------------------------------------------------------------------

Balance at June 30, 2001               $148,000      $(213,000)   $22,674,000     $(1,276,000)    $(9,743,000)      $ (158,000)
                                     ==========================================================================================


4.  MAJOR CUSTOMERS
    ---------------

In the second quarter of 2001, the Company did not have any customers that accounted for 10% or more of its total revenues. In the second quarter of 2000, it had one customer that accounted for 13% of total revenues. For the first six months of 2001 and 2000, there were no customers that accounted for 10% of total revenues.

5.       DIVIDEND DECLARATION AND DISTRIBUTION

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This document contains various forward-looking statements and information that are based on management's beliefs, assumptions made by management and information currently available to management. Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these, as well as other risks and uncertainties, are described in more detail herein and in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

The Company develops, markets and supports front-office solutions for the Customer Relationship Management (CRM) software market. Astea's client/server and host-based applications are designed specifically for organizations for which field service and customer support are considered mission critical aspects of business operations. The Company maintains operations in the United States, Canada, Australia, the Netherlands, France, the United Kingdom, Japan and Israel.

Results of Operations

Comparison of Three Months Ended June 30, 2001 and 2000

Revenues

Total revenues decreased $1,594,000, or 27%, to $4,386,000 for the three months ended June 30, 2001 from $5,980,000 for the three months ended June 30, 2000. Software license fee revenues decreased $811,000, or 35%, from the same period last year. Services and maintenance fees for the three months ended June 30, 2001 amounted to $2,899,000, a 21% decrease from the same quarter in 2000.

The Company's international operations contributed $960,000 of revenues in the second quarter of 2001 compared to $2,842,000 in the second quarter of 2000 which represents a 66% decrease from the same period last year.

The Company's revenues from international operations amounted to 22% of the total revenue for the quarter. The decline in revenues can be attributed to the global slowdown in capital spending as well as the Company's transitioning its flagship customer service product to a newer technology.

Software license fee revenues decreased 35% to $1,487,000 in the second quarter of 2001 from $2,298,000 in the second quarter of 2000. The decrease is substantially attributable to a decline in DISPATCH-1 license revenues, which decreased $1,278,000 or 91%, to $121,000 in the second quarter of 2001 from $1,399,000 in the second quarter of 2000. Partially offsetting the decline in DISPATCH-1 license revenue was an increase in ServiceAlliance license fees, which increased 52% from $899,000 in the second quarter of 2000 to $1,366,000 in the second quarter of 2001. DISPATCH-1 accounted for 8% of total software license fee revenues in the second quarter of 2001 compared to 61% of total software license fee revenues in the second quarter of 2000 while ServiceAlliance represents 92% of total software license fee revenues, up from 39% in the second quarter of 2000.

Services and maintenance revenues decreased 21% to $2,899,000 in the second quarter of 2001 from $3,682,000 in the second quarter of 2000. The decrease relates to service and maintenance revenues from DISPATCH-1, which decreased $1,040,000 to $1,415,000 from $2,455,000 in the second quarter of 2000.
Partially offsetting this decline
was a 21% increase in ServiceAlliance services and maintenance from $1,221,000 in the second quarter of 2000 to $1,480,000 in the second quarter of 2001.

In the second quarter of 2001, no single customer accounted for more than 10% of total revenues. In the second quarter of 2000, the Company had one customer that accounted for 13% of total revenues.

Costs of Revenues

Cost of software license fees decreased 13% to $373,000 in the second quarter of 2001 from $429,000 in the second quarter of 2000. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $200,000 in both the second quarter of 2001 and 2000. The decrease in the cost of software license fees represents decreased third party software costs attributable to the mix of products sold in conjunction with the company's products in the second quarter of 2001. The software licenses gross margin percentage was 75% in the second quarter of 2001 compared to 81% in the second quarter of 2000. This decrease in gross margin was primarily attributable to lower software license sales.

Cost of services and maintenance decreased 45% to $1,655,000 in the second quarter of 2001 from $3,026,000 in the second quarter of 2000. The services and maintenance gross margin percentage was 43% in the second quarter of 2000 compared to 18% in the second quarter of 2000. The increase in services and maintenance gross margin was primarily due to higher utilization of service professionals.

Product Development

Product development expense decreased 20% to $669,000 in the second quarter of 2001 from $833,000 in the second quarter of 2000. Product development as a percentage of revenues, however, increased to 15% in the second quarter of 2001 from 14% in the second quarter of 2000.

Sales and Marketing

Sales and marketing expense decreased 33% to $1,383,000 in the second quarter of 2001 from $2,059,000 in the second quarter of 2000. This decline is principally due to the reduction in sales and marketing personnel that occurred in the June 2000 restructuring. In addition, commissions paid to sales people also declined due to the reduction in revenues. As a percentage of revenues, sales and marketing expenses decreased to 32% in 2001 from 34% in the second quarter of 2000.

General and Administrative

General and administrative expenses decreased 24% to $584,000 in the second quarter of 2001 from $773,000 in the second quarter of 2000. The decrease resulted from the reduction in administrative personnel that occurred in the June 2000 restructuring as well as declines in facilities rent expense at certain locations.

Restructuring Charge

During the second quarter of 2000, the Company recorded a restructuring charge of $1,101,000 for actions aimed at reducing costs and consolidating its development activities. The charge consisted of severance payments in both foreign and domestic operations of $1,069,000, buy-out payments of $137,000 for various leased equipment, $177,000 for the termination of certain office leases, offset by $282,000 of excess restructuring charges from the December, 1999 restructuring.

Net Interest Income

Net interest income decreased $519,000 to $82,000 in the second quarter of 2001 from $601,000 in the second quarter of 2000. The decrease of interest income is principally attributable to a reduction in cash and marketable securities that occurred on June 30, 2000 when the special dividend of $30.4 million ($2.05 per share) was paid, combined with an overall reduction in interest rates paid on invested cash.

International Operations

Total revenue from the Company's international operations decreased by $1,882,000, or 66%, to $960,000 in second quarter of 2001 from $2,842,000 in the same quarter in 2000. The decrease in revenue from international operations was primarily attributable to slowdowns in the European and Asia/Pacific economies. International operations resulted in a net loss of $54,000 for the second quarter ended June, 2001 compared to a net loss of $315,000 in the same quarter in 2000. The improved results are primarily attributable to management's ongoing cost containment program.

Comparison of Six Months Ended June 30, 2001 and 2000

Revenues

Revenues decreased $2,186,000, or 19%, to $9,385,000 for the six months ended June 30, 2001 from $11,571,000 for the six months ended June 30, 2000. Software license fee revenues increased $177,000, or 5%, from the same period last year. Services and maintenance fees for the six months ended June 30, 2001 amounted to $5,617,000, a 30% decrease from the same six months in 2000.

The Company's international operations contributed $2,558,000 of revenues in the first six months of 2001 compared to $4,658,000 in the first six months of 2000. This represents a 45% decrease from the same period last year and 27% of total revenues in the first six months of 2001. The decline is due primarily to the planned phase-out of the Company's legacy product, DISPATCH-1 as well as the general economic slow-down that is occurring throughout the world. Revenues from DISPATCH-1 decreased $2,374,000, while revenues from ServiceAlliance increased $274,000.

Software license fee revenues increased 5% to $3,768,000 in the first six months of 2001 from $3,591,000 in the first six months of 2000. ServiceAlliance license revenues increased $1,901,000, or 123%, to $3,450,000 in the first six months of 2001 from $1,549,000 in the first six months of 2000. DISPATCH-1 license fee revenue decreased $1,724,000 or 84% from $2,041,000 in the first six months of 2000 to $319,000 in the first six months of 2001 due to decreasing demand for this product. DISPATCH-1 accounted for 8% of total software license fee revenues in the first six months of 2001 compared to 57% of total license fee revenues in the first six months of 2000. The decline in DISPATCH-1 license revenues reflects the Company's efforts to transition to the next generation of software, ServiceAlliance.

Services and maintenance revenues decreased 30% to $5,617,000 in the first six months of 2001 from $7,980,000 in the six months of 2000. The decrease primarily relates to service and maintenance revenues from DISPATCH-1, which decreased $2,395,000 to $2,832,000 from $5,223,000 in the first six months of 2000.
However, this decrease was partially offset by service and maintenance revenue from ServiceAlliance, which increased by 1% to $2,776,000 during the first six months of 2001 compared to $2,751,000 for the same period in 2000.

In the first six months of 2001 and 2000, the Company had no single customer that accounted for more than 10% of total revenues.

Costs of Revenues

Cost of software license fees decreased 20% to $602,000 in the first six months of 2001 from $755,000 in the first six months of 2000. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $400,000 in both the first six months of 2001 and 2000. The decrease in the cost of software license fees represents decreased third party software costs attributable to the mix of products sold in conjunction with the company's products in the first six months of 2000. The software licenses gross margin percentage was 84% in the first six months of 2001 compared to 79% in the first six months of 2000. This increase in gross margin was attributable to the mix of licenses sold and the related third party software costs.

Cost of services and maintenance decreased 44% to $3,501,000 in the first six months of 2001 from $6,257,000 in the first six months of 2000. The services and maintenance gross margin percentage was 38% and 22% in the first six months of 2001 and 2000, respectively. The improvement in gross margin resulted from improved utilization of the Company's service and maintenance personnel.

Product Development

Product development expense decreased 18% to $1,252,000 in the first six months of 2001 from $1,524,000 in the first six months of 2000. Product development as a percentage of revenues was 13% in the first six months of both 2001 and 2000. The decline in cost is the result of the reduction in personnel that occurred during the June 30, 2000 restructuring.

Sales and Marketing

Sales and marketing expense decreased 28% to $2,822,000 in the first six months of 2001 from $3,912,000 in the first six months of 2000. As a percentage of revenues, sales and marketing expenses decreased to 30% from 34% in the first six months of 2000, due to the Company's continued effort to control costs while striving to increase market share and expand its presence through both direct and indirect channels.

General and Administrative

General and administrative expense decreased 15% to $1,424,000 in the first six months of 2001 from $1,675,000 in the first six months of 2000. The decrease primarily relates to the Company's ongoing cost containment efforts, principally using less personnel and less office space.

Net Interest Income

Net interest income decreased $1,025,000 to $189,000 in the first six months of 2001 from $1,214,000 in the first six months of 2000. This decrease is primarily attributable to a reduction of marketable securities of $30.4 million on June 30, 2000 which was used to pay a one time special dividend of $2.05 per share. In addition, interest rates earned on marketable securities have declined.

International Operations

Total revenue from the Company's international operations declined by $2,100,000, or 45%, to $2,558,000 in first six months of 2001 from $4,658,000 in the same six months of 2000. The decrease in revenue from international operations was primarily attributable to a decreases in DISPATCH-1 license revenue of $1,519,000 and service and maintenance revenue declines of $856,000. Partially offsetting the revenue declines were increases in ServiceAlliance license revenue of $96,000, as well as service and maintenance revenue increases of $177,000. International operations resulted in a $172,000 loss for the six months ended June 30, 2001 as compared to a loss of $752,000 for the six months ended June 30, 2000. The improvement that resulted in reducing the net loss by $580,000 is due to the ongoing cost containment efforts put into effect during the June 2000 restructuring.

Liquidity and Capital Resources

Net cash provided by operating activities was $208,000 for the six months ended June 30, 2001 compared to $2,846,000 used in operations for the six months ended June 30, 2000. This improvement in operations cash flows is the result of the 2000 restructuring charges as well as the ongoing impact of management's cost containment program which reduced the Company's net loss from last year.

The Company used $924,000 in investing activities during the first six months of 2001 compared to generating $28,270,000 of cash in the first six months of 2000. The decrease in cash used for investing activities resulted from the sale of investments available for sale in 2000, which was used to pay the special dividend payment in June, 2000.

The Company used $275,000 for financing activities during the first six months of 2001 compared to using $29,726,000 during the six months ended June 30, 2000. This decrease is due primarily to the payment of a special dividend of $30,376,000 or $2.05 per share in the quarter ended June 30, 2000.

At June 30, 2001, the Company had a working capital ratio of 2.38:1, with cash and investments available for sale of $8,273,000. The Company defines working capital as the ratio of current assets to current liabilities. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the foreseeable future. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 2001, the Company's investments consisted of U.S. government agencies securities, commercial paper and corporate bonds. The Company does not expect any material loss with respect to its investment portfolio.

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

Item 2.           Changes in Securities and Use of Proceeds

There have been no changes in securities during the quarter ended June 30, 2001.

Item 3.           Defaults Upon Senior Securities

There have been no defaults by the Company on any Senior Securities during the quarter ended June 30, 2001.

Item 4.           Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on August 10, 2001, at which meeting the stockholders voted to elect four directors of the Company for terms ending at the next annual meeting, approval of a new Stock Option Plan, and to ratify the appointment of BDO Seidman, LLP as the Company's independent auditors for the year ending December 31, 2001.

Item 5.           Other Information

None.

Item 6.           Exhibits and Reports on Form 8-K

(A)      Exhibits

         None.

(B)      Reports on Form 8-K

         A report on Form 8-K/A was filed on June 22, 2001 with respect to changes in registrant's certifying accountant.

         A report on Form 8-K was filed on June 18, 2001, with respect to changes in registrant's certifying accountant.

         A report on Form 8-K was filed on May 7, 2001, with respect to a letter from The Nasdaq Stock Market, Inc. regarding the continued listing of Astea International Inc. common stock on The Nasdaq National Market.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of August 2000.

                                     ASTEA INTERNATIONAL INC.


                                    By:        /s/Zack Bergreen
                                               --------------------------------
                                               Zack Bergreen
                                               Chief Executive Officer
                                               (Principal Executive Officer)

                                    By:        /s/Fredric Etskovitz
                                               --------------------------------
                                               Fredric Etskovitz
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Chief
                                               Accounting Officer)