Form 10-Q
period 2001-09-30
ASTEA INTERNATIONAL INC
filed 2001-11-14
CIK 945989

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

For the quarterly period ended          September 30, 2001
                               -----------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from                            to
                                             --------         ---------

                         Commission File Number: 0-26330

                            ASTEA INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                   23-2119058
    --------------------------------                     --------------------
     (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                       Identification No.)

    455 Business Center Drive, Horsham,  PA                        19044
    ------------------------------------------                 ------------
     (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (215) 682-2500
                                                           ---------------

                                       N/A
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of November 1, 2001, 14,824,887 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                          ASTEA INTERNATIONAL INC.
                                        CONSOLIDATED BALANCE SHEETS


                                                                           September 30,        December 31,
                                                                               2001                2000
                                                                               ----                ----
                                                                           (Unaudited)
                                  ASSETS
       Current assets:
         Cash and cash equivalents                                         $  5,367,000      $   5,208,000
         Investments available for sale                                       2,978,000          3,506,000
         Receivables, net of reserves of $816,000 and $1,600,000              4,832,000          7,885,000
         Prepaid expenses and other                                           1,309,000          1,778,000
         Deferred income taxes                                                  668,000            668,000
                                                                     ------------------- -------------------
                 Total current assets                                        15,154,000         19,045,000

       Property and equipment, net                                              703,000            996,000
       Capitalized software development costs, net                            1,462,000          1,612,000
                                                                     ------------------- -------------------
                 Total assets                                              $ 17,319,000      $  21,653,000
                                                                     =================== ===================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
         Current portion of long-term debt                                  $    65,000      $     138,000
         Accounts payable and accrued expenses                                3,341,000          4,731,000
         Deferred revenues                                                    2,662,000          4,508,000
                                                                     ------------------- -------------------
                 Total current liabilities                                    6,068,000          9,377,000

         Deferred income taxes                                                  298,000            298,000

         Long-term debt                                                               -             23,000

       Stockholders' equity:
          Preferred stock, $.01 par value, 5,000,000 shares                           -                  -
            authorized, none issued
          Common stock, $.01 par value, 25,000,000 shares                       148,000            148,000
            authorized, 14,825,000 issued and
             outstanding
          Less treasury stock, at cost, 233,000 and 3,900 common shares        (231,000)            (3,000)
          Additional paid-in capital                                         22,674,000         22,671,000
          Cumulative currency translation adjustment                         (1,335,000)        (1,145,000)
          Accumulated deficit                                               (10,303,000)        (9,716,000)
                                                                     ------------------- -------------------
                 Total stockholders' equity                                  10,953,000         11,955,000
                                                                     ------------------- -------------------
                 Total liabilities and stockholders' equity              $   17,319,000       $ 21,653,000
                                                                     =================== ===================



               The accompanying notes are an integral part of these consolidated statements.


                                               ASTEA INTERNATIONAL INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)

                                                                Three Months                      Nine Months
                                                            Ended September 30,               Ended September 30,
                                                      --------------------------------- ---------------------------------

                                                            2001             2000            2001             2000
                                                            ----             ----            -----            ----
Revenues:
    Software license fees                               $      777,000    $ 2,183,000    $  4,546,000     $  5,774,000
    Services and maintenance                                 2,673,000      2,843,000       8,289,000       10,823,000
                                                      ----------------- --------------- ---------------- ----------------

         Total revenues                                      3,450,000      5,026,000      12,835,000       16,597,000
                                                      ----------------- --------------- ---------------- ----------------

Costs and expenses:
    Cost of software license fees                              245,000        193,000           847,000        949,000
    Cost of services and maintenance                         1,414,000      2,181,000         4,915,000      8,438,000
    Product development                                        779,000        494,000         2,032,000      2,018,000
    Sales and marketing                                      1,206,000      1,399,000         4,027,000      5,312,000
    General and administrative                                 439,000      1,216,000         1,863,000      2,917,000
    Restructuring charge (Note 3)                                    -              -                 -      1,101,000
                                                      ----------------- --------------- ---------------- ----------------

         Total costs and expenses                            4,083,000      5,483,000        13,684,000     20,735,000
                                                      ----------------- --------------- ---------------- ----------------

Operating loss from continuing operations                     (633,000)      (457,000)         (849,000)    (4,138,000)

Interest income, net                                            73,000        170,000           262,000      1,384,000
                                                      ----------------- --------------- ---------------- ----------------

Loss from continuing operations                               (560,000)      (287,000)         (587,000)    (2,754,000)

Gain on disposal of discontinued operations, net                     -        293,000                 -        293,000
                                                      ----------------- --------------- ---------------- ----------------

Net (loss) income                                       $     (560,000)   $     6,000    $     (587,000)  $ (2,461,000)
                                                      ================= =============== ================ ================

Basic and diluted loss per share:

       Continuing operations                            $        (0.04)   $         -    $        (0.04)  $      (0.19)

       Gain on sale of discontinued operations                       -              -                 -            .02
                                                      ----------------- --------------- ---------------- ----------------

       Net loss                                         $       ( 0.04)   $      0.00    $        (0.04)  $      (0.17)
                                                      ================= =============== ================ ================

Share outstanding used in computing basic earnings
    (loss) per share
                                                            14,612,000     14,821,000        14,640,000     14,486,000
                                                      ================= =============== ================ ================


                     The accompanying notes are an integral part of these consolidated statements.


                                      ASTEA INTERNATIONAL INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                                   For the Nine Months
                                                                                   Ended September 30,
                                                                             ---------------------------------
                                                                                  2001             2000
                                                                             ---------------- ---------------
Cash flows from operating activities:
   Net loss                                                                 $   (587,000)      $ (2,461,000)

   Adjustments to reconcile net loss to net cash (provided by) used in operating activities:
           Gain on sale of discontinued operations                                    --           (293,000)
           Depreciation and amortization                                       1,087,000          1,163,000
           Variable option compensation benefit                                       --           (224,000)
           Loss on sale of investments                                                --             27,000
           Other                                                                      --              9,000
        Changes in operating assets and liabilities:                                  --
            Receivables                                                        2,883,000          2,334,000
            Prepaid expenses and other                                           415,000           (204,000)
            Accounts payable and accrued expenses                             (1,340,000)        (2,761,000)
            Deferred revenues                                                 (1,867,000)          (950,000)
                                                                            ------------       ------------
   Net cash (provided by) used in operating activities
        of continuing operations                                                 591,000         (3,360,000)
                                                                            ------------       ------------

Cash flows from investing activities:
           Sales of  investments available for sale                              528,000         31,885,000
           Purchases of property and equipment                                  (230,000)          (587,000)
           Capitalized software development costs                               (450,000)          (550,000)
           Proceeds from the sale of discontinued operations                          --            143,000
                                                                            ------------       ------------
   Net cash (used in) provided by investing activities                          (152,000)        30,891,000
                                                                            ------------       ------------

Cash flows from financing activities:
          Proceeds from exercise of stock options and employee stock
purchase plan                                                                      3,000          1,024,000
          Net repayments of long-term debt                                       (97,000)          (255,000)
          Purchases of treasury stock                                           (228,000)                --
          Dividend distribution                                                       --        (30,376,000)
                                                                            ------------       ------------
   Net cash used in financing activities                                        (322,000)       (29,607,000)
                                                                            ------------       ------------
   Effect of exchange rate changes on cash and cash equivalents                   42,000            131,000
                                                                            ------------       ------------

   Net (decrease) increase in cash and cash equivalents                          159,000         (1,945,000)
   Cash and cash equivalents balance, beginning of period                      5,208,000          6,158,000
                                                                            ------------       ------------
   Cash and cash equivalents balance, end of period                         $  5,367,000       $  4,213,000
                                                                            ============       ============


                  The accompanying notes are an integral part of these statements.


                            ASTEA INTERNATIONAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements at September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 of Astea International Inc. and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's 2000 Annual Report on Form 10-K/A which are hereby incorporated by reference in this quarterly report on Form 10-Q. Results of operations and cash flows for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

2. DISCONTINUED OPERATIONS

In September and December 1998, the Company completed the sales of its Bendata, Inc. and Abalon AB subsidiaries, respectively. Bendata and Abalon had been accounted for as discontinued operations. A portion of the original sales price of Bendata and Abalon , had been held in escrow to cover the potential cost of unforeseen liabilities realized by the purchaser. During the quarter ended September 30, 2000, all outstanding issues between the Company and the buyers had been resolved. Accordingly, the company reported a gain of $293,000 in its results for the quarter ending September 30, 2000.

3. RESTRUCTURING CHARGES

During the second quarter of 2000, the Company recorded a restructuring charge of $1,101,000 for actions aimed at reducing costs and consolidating its development activities primarily in its service automation product line. The charge includes severance payments relating to foreign and domestic operations of $1,069,000, buy-out payments of $137,000 for various leased equipment and $177,000 for the termination of certain office facilities, offset by $282,000 of excess restructuring charges from December, 1999. Since the restructuring was announced, the Company has aggressively closed and consolidated excess capacity. As of September 30, 2001 the Company had completed the restructuring at the cost reserved on June 30, 2000.

4. STOCKHOLDERS' EQUITY/COMPREHENSIVE INCOME (LOSS)

The reconciliation of stockholders' equity and comprehensive loss from December 31, 2000 to September 30, 2001 is summarized as follows:

                                                                               Cumulative
                                                                                Currency
                                   Common       Treasury      Additional       Translation     Accumulated    Comprehensive
                                    Stock        Stock     Paid-In Capital     Adjustment       Deficit          Loss

Balance at December 31, 2000       $148,000     $ (3,000)     $22,671,000     $(1,145,000)    $(9,716,000)       $    -
Exercise of options                       -            -            3,000               -               -             -
Purchase of treasury stock                      (228,000)               -               -               -             -
Cumulative translation
   adjustment                             -            -                -        (190,000)              -      (190,000)
Net loss for the period                   -            -                -               -        (587,000)     (587,000)
                                 ---------------------------------------------------------------------------------------

Balance at September 30, 2001      $148,000    $(231,000)     $22,674,000     $(1,335,000)   $(10,303,000)    $(777,000)
                                 =======================================================================================


5. MAJOR CUSTOMERS

In the third quarter of 2001, the Company did not have any customers that accounted for 10% or more of its total revenues. In the third quarter of 2000, two customers each accounted for 12% of its total revenues. For the first nine months of 2001, the Company had no major customers. In the first nine months of 2000, the Company had one customer that accounted for 10% of total revenues.


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

The Company  develops,  markets and supports  Customer  Relationship  Management
(CRM) software solutions for companies that sell and service capital equipment. Clients include Fortune 500 to mid-size companies that automate equipment sales and service business processes to increase competitive advantages, top-line revenue growth, profitability, and customer loyalty. The Company supports a global client base with a worldwide sales and service network that conducts business through Company facilities in the United States, United Kingdom, Australia, the Netherlands, and Israel.

Over the past year, the Company has been in the process of making the transition from a field service software provider to a provider of comprehensive suite of CRM solutions. In addition to field service, the CRM suite also streamlines and automates processes for managing sales and marketing, multi-channel customer contact centers and professional services. The Company continues to focus on companies in industries that sell and service equipment.

The Company continues to make a significant investment in product development in support of the transition. As economic conditions throughout the world continue to deteriorate, the Company diligently monitors costs and manages them aggressively. The Company believes that its investment in development along with its continued commitment to marketing its CRM suite will favorably position the Company when economic conditions improve in the future.

Results of Operations

Comparison of Three Months Ended September 30, 2001 and 2000

Continuing Operations

Revenues

Revenues decreased $1,576,000, or 31%, to $3,450,000 for the three months ended September 30, 2001 from $5,026,000 for the three months ended September 30, 2000. The global downturn in economic conditions has negatively impacted the Company due to the worldwide reduction in capital spending for new business software. Software license fee revenues decreased $1,406,000, or 64%, from the same period last year. Services and maintenance fees for the three months ended September 30, 2001 amounted to $2,673,000, a 6% decrease from the same quarter in 2000. In addition there were miscellaneous revenues of $46,000 in the third quarter of 2000 included in service and maintenance fees.

The Company's international operations contributed $1,144,000 of revenues in the third quarter compared to $2,340,000 in the third quarter of 2000, which represents a 51% decrease. The decline in revenues can be attributed to the global slowdown in capital spending and the Company's transitioning its flagship customer service product to a newer technology.

Software license fee revenues decreased 64% to $777,000 in the third quarter of 2001 from $2,183,000 in the third quarter of 2000. The decrease is attributable to a decline in DISPATCH-1 revenues of $553,000 and a 56% decline in AllianceEnterprise licenses of $853,000. DISPATCH-1 license fee revenue decreased $553,000 or 83% from $666,000 in the third quarter of 2000 compared to $113,000 in the third quarter of 2001. Most of the DISPATCH-1 sales in the third quarter of 2000 were sales of source code. As expected, current sales of DISPATCH-1 accounted for only 15% of total software license fee revenues in the third quarter of 2001 compared to 31% of total license fee revenues in the third quarter of 2000. The Company is confident that projections for the CRM market will hold true to form allowing the Company to capitalize in the future on its investment in product development through increased software license sales.

Services and maintenance revenues decreased 6% to $2,674,000 in the third quarter of 2001 from $2,843,000 in the third quarter of 2000. The decrease primarily relates to maintenance revenues from DISPATCH-1, which decreased $308,000 to $873,000 from $1,181,000 in the third quarter of 2000. Most of the decline is attributable to the sale of DISPATCH-1 source code in prior periods which provides those customers the ability to perform all service and maintenance work which they previously required the use of Astea staff. Service and maintenance revenues from ServiceAlliance increased by $112,000 or 9% to $1,306,000 in the third quarter of 2001 from $1,194,000 in the third quarter of 2000.

Costs of Revenues

Cost of software license fees increased 27% to $245,000 in the third quarter of 2001 from $193,000 in the third quarter of 2000. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $200,000 in both the third quarters of 2001 and 2000. The increase in the cost of software license fees represents additional third party software costs attributable to certain products sold. The software licenses gross margin percentage was 68% in the third quarter of 2001 compared to 91% in the third quarter of 2000. The decrease in gross margin was attributable to the cost of third party software costs and the fixed cost of capitalized software amortization, which was proportionately higher related to the lower level of license sales in 2001.

Cost of services and maintenance decreased 35% to $1,414,000 in the third quarter of 2001 from $2,181,000 in the third quarter of 2000. The services and maintenance gross margin percentage was 47% and 23% in the third quarter of 2001 and 2000, respectively. The increase in gross margin was attributable to improved utilization of personnel in the third quarter of 2001 and significant cost reductions, primarily in personnel costs from last year.

Product Development

Product development expense increased 58% to $779,000 in the third quarter of 2001 from $494,000 in the third quarter of 2000. Although the Company has terminated all development activities related to its legacy system, DISPATCH-1, product development as a percentage of revenues increased to 23% in the third quarter of 2001 from 10% in the third quarter of 2000 The increase reflects the Company's commitment to expanding and improving the capabilities of its AllianceEnterprise Suite of CRM software products. The Company is developing its software using Microsoft and Internet technologies to integrate and automate business processes for managing equipment sales and service delivery.

Sales and Marketing

Sales and marketing expense decreased 14% to $1,206,000 in the third quarter of 2001 from $1,399,000 in the third quarter of 2000. The reduction is primarily the result of lower sales commissions due to lower sales. As a percentage of revenues, sales and marketing expenses increased to 35% in 2001 compared to 28% in the third quarter of 2000. This increase in the percentage reflects the Company's marketing efforts of supporting the transition of the flagship product to a newer technology.

General and Administrative

General and administrative expenses decreased 64% to $439,000 in the third quarter of 2001 from $1,216,000 in the third quarter of 2000. The decrease primarily relates to a favorable ruling in an arbitration case which resulted in the reversal of an accrued expense of $250,000 as well as savings from a 20% reduction in personnel headcount, lower rent expense at certain locations and lower telephone expense.

Restructuring Charge

During the second quarter of 2000, the Company recorded a restructuring charge of $1,101,000 for actions aimed at reducing costs and consolidating its development activities. The charge includes severance payments relating to foreign and domestic operations of $1,069,000, buy-out payments of $137,000 for various leased equipment and $177,000 for the termination of certain office facilities, offset by $282,000 of excess restructuring charges from December, 1999. Since the restructuring was announced, the Company aggressively continued to close and consolidate excess capacity. By September 30, 2001 the Company had completed paying all costs related to the restructuring.

Interest Income, net

Net interest income decreased $97,000 to $73,000 in the third quarter of 2001 from $170,000 in the third quarter of 2000. The decrease of interest income is primarily attributable to reduced returns on marketable securities resulting from the decreases in interest rates that have occurred over the last year.

International Operations

Total revenue from the Company's international operations decreased by $1,196,000, or 51%, to $1,144,000 in third quarter of 2001 from $2,340,000 in the same quarter in 2000. The decrease in revenue from international operations was primarily attributable to lower sales of licenses in Europe and Asia/Pacific. International operations generated net income of $11,000 for the third quarter ended September 30, 2001 compared to net income of $55,000 in the same quarter in 2000. The decline in revenues can be attributed to the global slowdown in capital spending as well as the Company's transitioning its flagship customer service product to a newer technology. Offsetting the decrease in revenues was a significant decrease in operating expenses, primarily in personnel costs, rent and other third party software.


Comparison of Nine Months Ended September 30, 2001 and 2000

Continuing Operations

Revenues

Revenues decreased $3,762,000, or 23%, to $12,835,000 for the nine months ended September 30, 2001 from $16,597,000 for the nine months ended September 30, 2000. The global downturn in economic conditions has negatively impacted the Company due to the worldwide reduction in capital spending for new business software. Software license fee revenues decreased $1,228,000, or 21%, from the same period last year. Services and maintenance fees for the nine months ended September 30, 2001 amounted to $8,289,000, a 23% decrease from the same nine months in 2000.

The Company's international operations contributed $3,702,000 of revenues in the first nine months of 2001 compared to $6,998,000 in the first nine months of 2000. This represents a 47% decrease from the same period last year and 29% of total revenues in the first nine months of 2001.

Software license fee revenues decreased 21% to $4,546,000 in the first nine months of 2001 from $5,774,000 in the first nine months of 2000. The decrease is attributable to a decline in sales of DISPATCH-1 of $2,275,000, partially offset by the continued market acceptance of AllianceEnterprise. AllianceEnterprise license revenues increased $1,048,000, or 34%, to $4,114,000 in the first nine months of 2001 from $3,066,000 in the first nine months of 2000. The increase in ServiceAlliance license revenue was offset by a decrease in DISPATCH-1 license fee revenue, which decreased 84% from $2,707,000 in the first nine months of 2000 to $432,000 in the first nine months of 2001due to the Company's planned phase out of its legacy product. DISPATCH-1 accounted for 10% of total software license fee revenues in the first nine months of 2001 compared to 47% of total license fee revenues in the first nine months of 2000.

Services and maintenance revenues decreased 23% to $8,289,000 in the first nine months of 2001 from $10,823,000 in the nine months of 2000. The decrease primarily relates to service and maintenance revenues from DISPATCH-1, which decreased $2,631,000 to $4,196,000 from $6,827,000 in the first nine months of 2000. Service and maintenance revenues from AllianceEnterprise increased 4% to $4,090,000 in the first nine months of 2001 from $3,944,000 in the first nine months of 2000.

Costs of Revenues

Cost of software license fees decreased 11% to $847,000 in the first nine months of 2001 from $949,000 in the first nine months of 2000. The decrease in the cost of software license fees represents lower third party software costs attributable to the mix of products sold in conjunction with the company's products in the first nine months of 2001. The software licenses gross margin percentage was 81% in the first nine months of 2001 compared to 84% in the first nine months of 2000. This decrease in gross margin was attributable to the mix of software licenses sold.

Cost of services and maintenance decreased 42% to $4,915,000 in the first nine months of 2001 from $8,438,000 in the first nine months of 2000. The services and maintenance gross margin percentage was 41% in the first nine months of 2001 compared to 22% in the first nine months of 2000. The decrease in services and maintenance costs results from the reduction in revenues and improved utilization of Company personnel.

Product Development

Product development expense increased 1% to $2,032,000 in the first nine months of 2001 from $2,018,000 in the first nine months of 2000. Product development as a percentage of revenues increased to 16% in the first nine months of 2001 from 12% in the first nine months of 2000, reflecting the Company's commitment to expanding and improving the capabilities of its suite of software products. The increase reflects the Company's commitment to expanding and improving the capabilities of its AllianceEnterprise Suite of CRM software products. The Company is developing its software using Microsoft and Internet technologies to integrate and automate business processes for managing equipment sales and service delivery.

Sales and Marketing

Sales and marketing expense decreased 24% to $4,027,000 in the first nine months of 2001 from $5,312,000 in the first nine months of 2000. This decrease resulted primarily from lower personnel costs associated with the Company's restructuring and lower commission resulting from lower sales. As a percentage of revenues, sales and marketing expenses decreased slightly from 32% in 2000 to 31% in 2001, which is a reflection of the Company's continued effort to focus its marketing effort on cost effective means to increase market share and expand its presence through both direct and indirect channels.

General and Administrative

General and administrative expense decreased 36% to $1,863,000 in the first nine months of 2001 from $2,917,000 in the first nine months of 2000. The decrease resulted from cost savings realized from the restructuring which occurred at the end of the second quarter in 2000, exchange gains recognized on the translation of subsidiaries' financial statements to U.S. dollars in 2001 compared to losses in 2000 as well as a favorable outcome on an arbitration case which resulted in the reversal of a $250,000 accrued expense.

Interest Income, net

Net interest income decreased $1,122,000 to $262,000 in the first nine months of 2001 from $1,384,000 in the first nine months of 2000. The decrease is attributable to both lower marketable securities, some of which were liquidated in 2000 to pay a special dividend on June 30, 2000, and a lower interest rate environment on the Company's remaining marketable securities.

International Operations

Total revenue from the Company's international operations decreased by $3,296,000, or 47%, to $3,702,000 in first nine months of 2001 from $6,998,000 in the same nine months of 2000. The decrease in revenue from international operations was primarily attributable to decreased license sales, principally DISPATCH-1 due to decreasing demand. International operations resulted in a $10,000 loss for the nine months ended September 30, 2001 as compared to a loss of $697,000 for the nine months ended September 30, 2000.

Liquidity and Capital Resources

Net cash provided by operating activities was $591,000 for the nine months ended September 30, 2001, compared to $3,360,000 of cash used for the nine months ended September 30, 2000. The $3,951,000 improvement in operating cash flow was primarily attributable to a lower net loss than last year, improved collections of accounts receivable and lower payments of accounts payable, partially offset by an increase in deferred revenues recognized.

The Company's investing activities used $152,000 of cash in the first nine months of 2001 compared to generating $30,891,000 in the first nine months of 2000. The significant difference from last year was the liquidation of investments in 2000 to fund the June 30, 2000 dividend payment of $30,376,000.

The Company used $322,000 for financing activities during the nine months ended September 30, 2001 compared to using $29,607,000 in the first nine months of 2000. Most of the financing expenditures for the nine months ended September 30, 2001 were for the purchase of $229,000 of treasury stock. For the nine months ended September 30, 2000, most of the use of cash was attributable to the June 30, 2000 dividend payment. This was partially offset by increased proceeds from the exercise of stock options and employee stock purchase plan

At September 30, 2001, the Company had a working capital ratio of 2.5:1, with cash and investments available for sale of $8,345,000. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the foreseeable future. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.


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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2001, the Company's investments consisted of U.S. government agencies securities, commercial paper and corporate bonds. The Company does not expect any material loss with respect to its investment portfolio.

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

Item 2. Changes in Securities and Use of Proceeds

There have been no changes in securities during the quarter ended September 30,2001.

Item 3. Defaults Upon Senior Securities

There have been no defaults by the Company on any Senior Securities during the quarter ended September 30, 2001.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on August 10, 2001, pursuant to the Notice of Annual Meeting of Stockholders dated July 5, 2001, the following actions were taken:

1. The proposal to elect Zack B. Bergreen, Barry M. Goldsmith, Adrian A. Peters and Isidore Sobkowski as directors, to hold office until the 2002 Annual Meeting of Stockholders and until their successors are elected and qualified, was approved (13,834,510 shares in favor, 43,799 shares withheld and no shares abstaining).

2. The proposal to adopt the 2001 Stock option Plan was approved (10,143,699 shares in favor; 186,996 shares against; and 27,873 shares abstaining).

3. The proposal to appoint BDO Seidman LLP as independent auditors for the Company for the fiscal year ending December 31, 2001 was approved (13,832,874 shares in favor; 31,579 shares against; and 13,856 shares abstaining).

No other matters were submitted to a vote of the Company's stockholders during the third quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(A)      Exhibits

         (27)     Financial Data Schedule

(B)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of November 2001.

                            ASTEA INTERNATIONAL INC.


                            By: /s/Zack B. Bergreen
                                -------------------------------
                                Zack Bergreen
                                Chief Executive Officer
                                (Principal Executive Officer)

                            By: /s/Fredric Etskovitz
                                -------------------------------
                                Fredric Etskovitz
                                Chief Financial Officer
                                (Principal Financial and Chief
                                Accounting Officer)