Form 10-K
period 2001-12-31
ASTEA INTERNATIONAL INC
filed 2002-04-01
CIK 945989

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   -------------------------------------------

                                    FORM 10-K
(Mark One)

     [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
          For The Fiscal Year Ended:  December 31, 2001

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 25, 2002 (based on the closing price of $.80 as quoted by Nasdaq National Market as of such date) was approximately $4,459,000.

As of March 25, 2002, 14,601,530 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.
================================================================================

                                     TABLE OF CONTENTS





                                                                                       Page
                  PART I
Item 1.           Business                                                               3
Item 2.           Properties                                                            11
Item 3.           Legal Proceedings                                                     11
Item 4.           Submission of Matters to a Vote of Security Holders                   11

                  PART II

Item 5.           Market for Registrant's Common Equity and Related                     12
                  Stockholder Matters
Item 6.           Selected Financial Data                                               13
Item 7.           Management's Discussion and Analysis of Financial                     15
                  Condition and Results of Operations
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk            26
Item 8.           Financial Statements and Supplementary Data                           27
Item 9.           Changes in and Disagreements with Accountants on                      48
                  Accounting and Financial Disclosure

                  PART III

Item 10.          Directors and Officers of the Registrant                              48
Item 11.          Executive Compensation                                                49
Item 12.          Security Ownership of Certain Beneficial Owners and                   52
                  Management
Item 13.          Certain Relationships and Related Transactions                        53

                  PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports                  54
                  on Form 8-K

                  Signature Page                                                        57


PART I

Item 1.           Business.

General

         Astea International Inc. ("Astea" or the "Company") develops, markets and supports Customer Relationship Management ("CRM") software solutions, which are licensed to companies that sell and service equipment, or sell and deliver professional services. Companies invest in Astea's CRM solutions to automate sales and service business processes and thereby increase competitive advantages, top-line revenue growth and profitability through better management of information, people, assets and cash flows. Astea's products and services are primarily used in industries such as information technology, healthcare, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management and telecommunications. An eclectic group of other industries, all with equipment sales and service requirements, are also represented in Astea's customer base. Astea's focus on enterprise solutions for organizations that sell and service equipment is a unique CRM industry differentiator that draws upon the Company's industry experience and core expertise.

         Founded in 1979, Astea is known throughout the CRM industry, largely from its history as a dominant provider of software solutions for field service management and depot repair. With its new AllianceEnterprise CRM Suite introduced in 2001, Astea has grown its product portfolio to also include integrated management applications for sales and marketing, multi-channel customer contact centers, and professional services automation. AllianceEnterprise includes a variety of mobile wireless and web portal capabilities and features such as online collaboration to involve mobile employees, business partners and customers in an enterprise's more efficient management of workforce, assets and business relationships.

         AllianceEnterprise includes re-engineered versions of service modules that were initially introduced as ServiceAlliance(R) in 1997 and a re-engineered version of its sales force automation product that was initially introduced as SalesAlliance in 1999. ServiceAlliance and SalesAlliance were the Company's initial offerings in client-server technology following a long and highly-successful history with its DISPATCH-1(R) legacy system solutions. AllianceEnterprise Suite offerings are currently being engineered for client-server, thin-client and web portal applications using existing and emerging Microsoft technologies such as COM+, Microsoft ComPlus Transactions, Microsoft Message Queuing (MSMQ), Internet Information Server (IIS) and Microsoft.NET Enterprise Servers including Windows 2000 Server, SQL Server and BizTalk Server.

         Astea's software has been licensed to approximately 547 companies worldwide. Customers range from mid-size organizations to large, multinational corporations with geographically dispersed locations around the globe. The Company markets and supports its products through a worldwide network of direct and indirect sales and services offices with corporate headquarters in the United States and regional headquarters in the United Kingdom and Australia. Sales partners include distributors (value-added resellers, system integrators and sales agents) and OEM partners.

         In addition to its own product development that is conducted at Company facilities in the United States and Israel, Astea participates in partnerships with complementary technology companies to reduce time-to-market with new product capabilities and continually increase its value proposition to customers. The Company's product strategies are developed from the collective feedback from its customers, industry consultants, technology partners and sales partners in addition to its internal product management and development. Astea also works with its active user community who closely advise and participate in ongoing product development efforts.

         Astea provides customers with an array of professional consulting, training and customer support services to implement its products, integrate them with other corporate systems such as back-office financial and ERP applications, and maintain the Astea software over its installed life cycle. The Company's best practices experience in service and sales management, distribution, logistics, finance, mobile technologies, Internet applications and enterprise systems integration are made available to customers during their assessments of where and how their business processes can be improved.

         The Company's sales and marketing efforts are almost exclusively focused on the new AllianceEnterprise Suite products. Marketing and sales of licenses and services related to DISPATCH-1 are limited to existing DISPATCH-1 customers.

         Astea continues to support approximately 56 DISPATCH-1 customers on maintenance contracts and offers a migration path to AllianceEnterprise with the introduction of the Company's integrated DISPATCH-1 to AllianceEnterprise Conversion (iDAC) program in 2001. The iDAC program enables long-time Astea users to leverage their previous investments in DISPATCH-1 and economically deploy the latest and far superior AllianceEnterprise CRM technologies.


Current Product Offerings

AllianceEnterprise Suite

         AllianceEnterprise Suite products, introduced in 2001, are designed to increase business efficiencies by collapsing multiple, interdependent business processes into an a consolidated shared enterprise system. AllianceEnterprise automates front-office sales and service processes, integrates with back-office financial and ERP applications, and enables real-time information sharing among local, remote and mobile employees, customers and business partners. Customers' return on investment in AllianceEnterprise is obtained from better utilization of employees and material resources, improved sales execution and new revenue generation, improved service delivery and revenue recovery, and stronger relationships with customers and partners.

         AllianceEnterprise is an international product with multi-lingual and multi-currency capabilities. As of December 31, 2001 AllianceEnterprise solutions have been licensed to over 175 customers worldwide, which includes licensees of ServiceAlliance between 1997 and 2001 and SalesAlliance between 1999 and 2001. Market acceptance of AllianceEnterprise by marquee companies increased in 2001 and the company is aggressively pursuing opportunities for larger system implementations with mid-size to large enterprises on a worldwide basis. See "Certain Factors that May Affect Future Results--Uncertain Market Acceptance of AllianceEnterprise; Decreased Revenues from DISPATCH-1."

         From the broadest perspective, AllianceEnterprise offers four functional applications branded "iSalesMarketing," "iContactCenter," "iService," and "iProfessionalServices." These are supported by a series of "Alliance Applications" modules for fundamental business requirements such as managing price books, customer and supplier contracts and warranties, inventory and logistics, sales order processing and customer billing. The Suite includes a wide variety of wireless mobile CRM options, branded "AllianceEveryWareUR," for remote connectivity with laptops, PDAs, mobile phones and pagers. AllianceEnterprise users customers can mix and match mobile CRM solutions to precise sales and service requirements, IT preferences and corporate cultures. The Suite also offers value-added options for capabilities such as integrated computer telephony integration ("Alliance CTI"), Internet portals for customers, satellite offices and business partners ("Alliance CustomerPortal" and "Alliance Mobile" Service Web), and web-based service parts planning and forecasting.

         AllianceEnterprise iSalesMarketing improves equipment and service sales processes by uniting top-down sales and marketing direction with bottom-up field sales force automation and histories of existing customer data on an integrated enterprise platform accessible from PCs, laptops and PDA devices. Marketing campaigns, lead development, sales pipeline monitoring, sales proposal generation, online collaboration for collaborative team selling, and easier processing of booked orders for faster revenue recognition are some of this module's comprehensive "lead-to-close" sales management capabilities.

         AllianceEnterprise iContactCenter enables customer service departments to implement integrated strategies to serve customers by phone, fax, email and the Internet. Aside from more efficient service and higher levels of customer satisfaction and retention, objectives are to reduce service costs through parameters such as shorter call handling times, improved first-call resolution rates to avoid repeat calls or unnecessary field service, and otherwise control service overhead. iContactCenter supports information desks, service hotlines, centralized field service dispatch, repair depots, and inside sales including merchandise returns, exchanges and trade-ins. iContactCenter installations can be enhanced with Alliance CTI, which automatically presents customer records as calls are handled, and the Alliance CustomerPortal, which integrates online customer self-service.

         AllianceEnterprise iService delivers a robust set of automated capabilities for organizations to improve management of field service activities and for field employees to more efficiently complete and document assignments, manage vehicle assets, capture expenses and generate revenue through add-on sales during a customer contact. The software supports all field service categories including equipment installations, break/fix, planned maintenance and meter reading. AllianceEnterprise can also be integrated with equipment fault detection and diagnostic systems for fully automated solutions that initiate and prioritize service requests and dispatch assignments to field employees PDAs without human intervention.

         AllianceEnterprise iProfessionalServices provides an end-to-end solution for organizations such as IT consulting companies to sell, manage and bill professional services engagements that can extend for days, weeks, months and years. AllianceEnterprise's capabilities to share sales, project management, and post-project service data across the enterprise enable professional services organizations to operate with less overhead, better cash flow, higher profitability, and increase business with more competitive bids.

         The fully integrative AllianceEnterprise products automate business processes within and among departments and facilitate one-time data entry and data sharing to maximize efficiency and minimize chances for human error. Anyone within a user organization who has contact with a customer has the ability to update the status of customer records, which ensures "one view of a customer" and eliminates any disparity or confusion in business data among marketing, sales, customer service and field service. This includes information entered remotely by mobile employees and by customers over the Internet. AllianceEnterprise "synchronizes" all customer-facing activities to operate as a cohesive unit.

         AllianceEnterprise Alliance EveryWareUR integrates mobile and remote employees into the enterprise CRM solution. The Alliance EveryWareUR mobile suite offers a choice of mobile technologies (untethered wireless applications with synchronized client databases and/or direct-connect real-time wireless applications), a choice of mobile device types (laptops, PDAs, mobile phones and pagers), and a choice of functional applications for sales, service and management. Customers can mix and match technologies, device types, and applications to address sales and service needs and IT support preferences.

         AllianceEnterprise Internet/Intranet Portals in 2001 supported unattended eBusiness transactions for customer/partner self-service and self-sales ("Alliance Customer Portal") and remote service employee/partner system access ("Alliance Mobile" Service Web). An expanded, dedicated "Alliance PartnerPortal" for channel management and suppliers of goods and services is planned for release in 2002.

         AllianceEnterprise "iStudio" configuration tools allow modification of user interfaces and system behavior to highly-specific business environments. A customer can control how AllianceEnterprise automates workflows as well as the system's intuitiveness and "look and feel" to employees, and thereby maximize AllianceEnterprise's usability, effectiveness and benefits to the organization. iStudio also improves AllianceEnterprise's total cost of ownership by helping to reduce implementation time and cost, and subsequently by enabling customers to update system performance as their business needs change.

         AllianceEnterprise  iLinks  are  a  family  of  enterprise  application integration products that interface AllianceEnterprise to back-office systems, such as financial and ERP applications, and other third-party enterprise applications, such as wireless data transmission services and equipment diagnostic systems. iLinks improves AllianceEnterprise's total cost of ownership by making all AllianceEnterprise components accessible to other applications through an open, well-defined, synchronous and asynchronous applications programming interface (API) that is XML based.


DISPATCH-1

         The Company's original flagship product, DISPATCH-1, which was introduced in 1986 typically has been adopted by larger Fortune 1000 companies. Astea currently supports approximately 56 DISPATCH-1 customers on active maintenance. In 2001, approximately 35% of the Company's total revenues were derived from license, maintenance and professional service fees related to DISPATCH-1, compared to 57% in 2000. See "Certain Factors that May Affect Future Results--Uncertain Market Acceptance of AllianceEnterprise; Decreased Revenues from DISPATCH-1."

         While AllianceEnterprise is the successor to DISPATCH-1 and offers a broader CRM solution, DISPATCH-1 remains deployed in a variety of large enterprise environments and supports thousands of users in multinational locations. Support of these installations is a key component of the Company's plans and DISPATCH-1 is expected to be a significant continuing source of licensing, service and maintenance revenues to Astea for the foreseeable future in the form of additional users on current licenses, addition of optional modules, and ongoing maintenance fees.

         The Company's original customer service product, DISPATCH-1, is one of the most widely installed field service solutions in the world. DISPATCH-1 helps organizations with complex and geographically dispersed field service operations automate and manage call center operations among customers, headquarters, branch offices and the field. Version 8.0 of DISPATCH-1 supports both Internet and graphical desktop interfaces, and is interfaced to a number of complementary third-party products designed to extend its functionality. DISPATCH-1 has been deployed in a wide variety of large enterprise environments. In select engagements, the Company has significantly customized and enhanced DISPATCH-1 to specifically address the needs of a few very large product deployments, generating an ongoing but decreasing level of professional services and consulting revenues, as well as product maintenance revenues.

integrated DISPATCH-1 to AllianceEnterprise Conversion (iDAC)

         Astea offers a formal migration program (iDAC) for DISPATCH-1 customers to convert to AllianceEnterprise economically and thereby leverage their earlier CRM investments with the Company into the far superior and expanded AllianceEnterprise technology applications. The iDAC program includes professional services, training and gap analyses on AllianceEnterprise's expanded capabilities, project planning, software-to-business process optimization, standardized file conversion routines, and AllianceEnterprise life cycle support.




Professional Services and Customer Support Services

         Astea offers a range of specialized professional and customer support services to assist its clients in using its products effectively. These services include business process consulting, implementation planning, project management, customization, education and training, technical support and ongoing software maintenance. Astea believes that its professional services capabilities allow its clients to deploy the Company's products quickly and efficiently. Together, professional services and customer support comprised approximately 63% of the Company's total revenues in 2001 and 67% of the Company's total revenues in 2000.

Professional Services

         An initial professional services engagement for AllianceEnterprise typically is between one and four months. Such engagements usually lasted between six and 18 months for DISPATCH-1. For most of Astea's clients, teams are assembled from the Company's worldwide offices to perform the required services. Due to the more complex nature of the DISPATCH-1 legacy system solutions, customers that licensed these programs typically purchased a higher volume of professional services than customers need to purchase for AllianceEnterprise.

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

         The next most critical phase of the Astea professional services engagement is the prototyping phase, in which Astea works closely with representatives of the client to configure Astea's software functionality to the client's specific business process requirements. During the prototyping phase, Astea's professional services personnel design the technology infrastructure, define and document business processes and establish the order of product deployment. The critical element of the prototyping phase is a detailed analysis of the client's business processes and needs.

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

Customer Support

         The Company's customer support organization provides customers with telephone and online technical support, as well as product enhancements, updates and new software releases. All regions of the Company's worldwide operations are supported by local representatives. Support is provided in real-time and usually spoken in native languages by the Company's personnel or a distributor's personnel familiar with local business customs and practices. Typically, customer support fees are established as a fixed percentage of license fees and are invoiced to clients on an annual basis after the conclusion of the warranty period, which is normally 90 days. Astea's customer support representatives are located in one office in the United States, two offices in Europe, one office in Israel and one office in Australia.

Customers

         The Company estimates that it has sold approximately 547 licenses to customers ranging from small, rapidly growing companies to large, multinational corporations with geographically dispersed operations and remote offices. More than 175 licenses have been sold for AllianceEnterprise and the remainder for DISPATCH-1. The broad applicability of the Company's products is demonstrated by the wide range of companies across many markets and industries that use one or more of Astea's products, including customers in information technology, healthcare, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management, telecommunications, and other industries with equipment sales and service requirements. In 2001, one customer accounted for 11% of the Company's revenues. In 2000, no customer accounted for 10% or more of the Company's revenues. In 1999, two customers accounted for 18% and 16% of the Company's revenues.

Sales and Marketing

         The Company markets its products through a worldwide network of direct and indirect sales and services offices with corporate headquarters in the United States and regional headquarters in the United Kingdom and Australia. Sales partners include distributors (value-added resellers, system integrators and sales agents) and OEM partners. The Company actively seeks to expand its reseller network and establish an international indirect distribution channel targeted at the mid-market tier. See "Certain Factors that May Affect Future Results--Need to Expand Indirect Sales."

          Astea's direct sales force employs a consultative approach to selling, working closely with prospective clients to understand and define their needs and determine how such needs can be addressed by the Company's products. These clients typically represent the mid- to high-end of the CRM software market. A prospect development organization comprised of telemarketing representatives. who are engaged in outbound telemarketing and inbound enquiry response to a variety of marketing vehicles, develops and qualifies sales leads prior to referral to the direct sales staff. Additional prospects are identified and qualified through the networking of direct sales staff and the Company's management as part of daily business activities.

         The modular structure of Astea's software and its ongoing product development efforts provide opportunities for incremental sales of product modules and consulting services to existing accounts. See "Certain Factors that May Affect Future Results--Continued Dependence on Large Contracts May Result in Lengthy Sales and Implementation Cycles."

         Astea's corporate marketing department is responsible for product marketing, lead generation and marketing communications, including the Company's corporate website, dialogue with CRM industry analysts, trade conferences, advertising, e-marketing, webinars, seminars, direct mail, product collateral and public relations. Based on feedback from customers, analysts, business partners and market data, the marketing department provides input and direction for the Company's ongoing product development efforts and opportunities for professional services. Leads developed from the variety of marketing communications vehicles are routed through the Company's AllianceEnterprise sales and marketing automation system. The Company also participates in an annual conference for users of Astea's DISPATCH-1 and AllianceEnterprise products. Conference participants attend training sessions, workshops and presentations, and interact with other Astea product users, Astea management and staff, and technology partners, providing important input for future product direction.

         Astea's international sales accounted for 33% of the Company's revenues in 2001, 41% of the Company's revenues in 2000 and 32% in 1999. See "Certain Factors that May Affect Future Results--Risks Associated with International Sales" and Note 16 of the Notes to the Consolidated Financial Statements.

Product Development

         Astea's product development strategy is to provide products that perform with exceptional depth and breadth of functionality and are easy to implement, use, and maintain. Products are designed to be flexible, modular and scalable, so that they can be implemented incrementally in phases and expanded to satisfy the evolving information requirements of Astea's clients and their customers. Each product is also designed to be as hardware-platform-independent as possible for client/server, thin-client and web environments, that can be powered by multiple hardware platforms and operating systems. To accomplish these goals, the Company uses widely accepted, commercially available application development tools from Microsoft Corporation and Sybase, Inc. for AllianceEnterprise and Progress Software Corporation for DISPATCH-1. These software tools provide the Company's customers with the flexibility to deploy Astea's products across a variety of hardware platforms, operating systems and relational database management systems. The latest AllianceEnterprise products are currently being engineered for existing and emerging Microsoft technologies such as COM+, Microsoft ComPlus Transactions, Microsoft Message Queuing (MSMQ), Internet Information Server (IIS) and Microsoft.NET Enterprise Servers including Windows 2000 Server, SQL Server and BizTalk Server.

         In addition to product development that is conducted at Company facilities in the United States and Israel, Astea participates in partnerships with complementary technology companies to reduce time-to-market with new product capabilities and continually increase its value proposition to customers. The Company also works with OEM partners who can integrate AllianceEnterprise modules to complement and expand the capabilities of their product offerings.

         The Company's total expenses for product development for the years ended December 31, 2001, 2000 and 1999, were $2,590,000, $2,744,000 and
$4,900,000, respectively; and these expenses amounted to 15%, 14% and 15% of total revenues for 2001, 2000, and 1999, respectively. In addition, the Company incurred capitalized software development costs of $600,000, $640,000 and $800,000 in 2001, 2000 and 1999, respectively. The Company anticipates that it will continue to commit substantial resources to product development in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Factors that May Affect Future Results--Need for Development of New Products."

Manufacturing

         The Company's software products are distributed on CD ROMs and by e-mail. Included with the software products are security keys and documentation available on CD ROM and hard copy. Historically, the Company has purchased media and duplicating and printing services for its product packaging from outside vendors.

Competition

         The CRM software market is intensely competitive and subject to rapid change. To maintain or increase its position in the industry, the Company will need to continually enhance its current product offerings, introduce new products and features and maintain its professional services capabilities. The Company currently competes on the basis of the depth and breadth of its integrated product features and functions, including the adaptability and scalability of its products to specific customer environments; the ability to deploy complex systems locally, regionally, nationally and internationally;
product quality; ease-of-use; reliability and performance; breadth of professional services; integration of Astea's offerings with other enterprise applications; price; and the availability of Astea's products on popular operating systems, relational databases, Internet and communications platforms.

         Competitors vary in size, scope and breadth of the products and services offered. The Company encounters competition generally from a number of sources, including other software companies, third-party professional services organizations that develop custom software, and information systems departments of potential customers developing proprietary, custom software. In the CRM marketplace, the Company competes against publicly-held companies and numerous smaller, privately-held companies. The Company's competitors include Siebel Systems, Inc. ("Siebel"), PeopleSoft Inc. ("PeopleSoft"), SAP AG ("SAP"), Oracle Corporation ("Oracle"), Great Plains Software which was acquired by Microsoft ("Great Plains"), Clarify which was acquired by Amdocs Limited ("Clarify"), Viryanet Ltd. ("Viryanet") and a number of smaller privately-held companies. See "Certain Factors that May Affect Future Results--Competition in the Customer Relationship Management Software Market Is Intense."

Licenses and Intellectual Property

         Astea considers its software proprietary and licenses its products to its customers under written license agreements. The Company also employs an encryption system that restricts a user's access to source code to further protect the Company's intellectual property. Because the Company's products allow customers to customize their applications without altering the source code, the source code for the Company's products is typically neither licensed nor provided to customers. The Company does, however, license source code from time to time and maintains certain third-party source code escrow arrangements. See "Customers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company seeks to protect its products through a combination of copyright, trademark, trade secret and fair business practice laws. The Company also requires employees, consultants and third parties to sign nondisclosure agreements. Despite these precautions, it may be possible for unauthorized parties to copy certain portions of the Company's products or reverse engineer or obtain and use information that the Company regards as proprietary. The Company presently has no patents or patent applications pending. See "Certain Factors that May Affect Future Results--Risks of Dependence on Proprietary Technology."

         Because the software development industry is characterized by rapid technological change, Astea believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, and reliable product maintenance are more important to establishing and maintaining a technology leadership position than current legal protections.

Employees

         As of December 31, 2001, the Company, including its subsidiaries, had a total of 140 full time employees worldwide, 66 in the United States, 19 in the United Kingdom, six in the Netherlands, one in France, 33 in Israel, 14 in Australia, and one in Japan. The Company's future performance depends, in significant part, upon the continued service of its key technical and management personnel and its continuing ability to attract and retain highly qualified and motivated personnel in all areas of its operations. See "Certain Factors that May Affect Future Results--Dependence on Key Personnel; Competition for Employees." None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Corporate History

         The Company was incorporated in Pennsylvania in 1979 under the name Applied System Technologies, Inc. In 1992, the Company changed its name to Astea International Inc. Until 1986, the Company operated principally as a software consulting firm, providing professional software consulting services on a fee for service and on a project basis. In 1986, the Company introduced its DISPATCH-1 product. In November 1991, the Company's sole stockholder acquired the outstanding stock of The DATA Group Corporation ("Data Group"), a provider of field service software and related professional services for the mainframe computing environment. Data Group was merged into the Company in January 1994. In February 1995, the Company and its sole stockholder acquired the outstanding stock of Astea Service & Distribution Systems BV ("Astea BV"), the Company's distributor of DISPATCH-1 and related services in Europe. In May 1995, the Company reincorporated in Delaware. In July 1995, the Company completed its initial public offering of Common Stock. In February 1996, the Company merged with Bendata, Inc. In June 1996, the Company acquired Abalon AB. In September 1998 (effective July 1, 1998), the Company sold Bendata, Inc. In December 1998, the Company sold Abalon AB. In December 1997, the Company introduced ServiceAlliance and in October 1999, SalesAlliance, which were subsequently re-engineered into components of the AllianceEnterprise Suite introduced in 2001.

Item 2.  Properties.

         The Company's headquarters are located in a leased facility of approximately 51,000 square feet in Horsham, Pennsylvania; the Company has subleased approximately half of such building to other tenants. The Company also leases facilities for operational activities in Houten, the Netherlands, and Tefen, Israel, and for sales and customer support activities in Cranfield, England and St. Leonards, Australia. The Company believes that suitable additional or alternative office space will be available in the future on commercially reasonable terms as needed.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ATEA." The following table sets forth the high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market for the past two fiscal years:

          2001                                         High               Low
          --------------------------------------------------------------------
          First quarter                                1.19              0.53
          Second quarter                               1.37              0.53
          Third quarter                                1.24              0.72
          Fourth quarter                               1.00              0.70

          2000                                         High               Low
          --------------------------------------------------------------------
          First quarter                                7.38              3.88
          Second quarter                               3.63              2.09
          Third quarter                                1.94               .75
          Fourth quarter                               1.09               .44

         As of March 25, 2002, there were approximately 70 holders of record of the Company's Common Stock. (Because "holders of record" include only stockholders listed with the Company's transfer agent and exclude stockholders listed separately with financial nominees, this number does not accurately reflect the actual number of beneficial owners of the Company's Common Stock, of which the Company estimates there were more than 2,700 on such date.) On March 25, 2002, the last reported sale price of the Common Stock on the Nasdaq National Market was $.80 per share.

         The Board of Directors from time to time reviews the Company's forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. On June 30, 2000, the Company paid its only dividend since its initial public offering. The dividend was $2.05 per share.

Item 6.           Selected Financial Data.



Years ended December 31,                                2001             2000               1999           1998             1997
------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)

Statement of Income Data: (1)
Revenues:
     Software license fees                         $   6,384           $  6,554           $11,312       $   5,822        $   9,213
     Services and maintenance                         10,717             13,381            21,723          23,119           22,948
                                                     ------------------------------------------------------------------------------
            Total revenues                            17,101             19,935            33,035          28,941           32,161
                                                     ------------------------------------------------------------------------------
Cost and Expenses:
     Cost of software license fees (2)                 1,224              1,199             2,240           1,957            2,749
     Cost of services and maintenance                  6,552             10,546            17,063          17,583           16,054
     Product development                               2,590              2,744             4,900           5,718            8,653
     Sales and marketing                               5,396              6,857             8,463           7,976            8,367
     General and administrative (3)                    2,837              4,066             4,478           5,297           11,127
     Restructuring charge (4)                            333              1,101             1,630            -800            5,328
                                                     ------------------------------------------------------------------------------
           Total costs and expenses                   18,932             26,513            38,774          37,731           52,278
                                                     ------------------------------------------------------------------------------
Loss from continuing operations
      before interest and taxes                       -1,831             -6,578            -5,739          -8,790          -20,117
Net interest income                                      309              1,496             2,163             496                4
                                                     ------------------------------------------------------------------------------
Loss from continuing
      operations before income taxes                  -1,522             -5,082            -3,576          -8,294          -20,113

Benefit for income taxes                                   -                  -                 -            -803             -877
                                                     ------------------------------------------------------------------------------
Loss from continuing operations                       -1,522             -5,082            -3,576          -7,491          -19,236
Gain on sale of discontinued operations,
       net of taxes (1)                                    -                293                 -          43,339                -
(Loss) income from discontinued operations,
      net of taxes (1)                                     -                  -                 -          -1,697              742
                                                     ------------------------------------------------------------------------------
Net (loss) income                                  $  -1,522           $ -4,789           $-3,576       $  34,151        $ -18,494
                                                     ==============================================================================
Basic and diluted (loss) earnings per share:
      Continuing operations                        $    -0.1           $  -0.35           $ -0.26       $   -0.56        $   -1.45
      Gain on sale of discontinued operations              -               0.02                 -            3.22                -
      Discontinued operations                              -                  -                 -           -0.13             0.05
                                                     ------------------------------------------------------------------------------
                                                   $    -0.1           $  -0.33           $ -0.26       $    2.53        $    -1.4
                                                     ==============================================================================
Shares used in computing basic and diluted (loss)
     earnings per share                               14,631             14,570            13,899          13,478           13,252
Balance Sheet Data: (1)
Working capital                                    $   7,313           $  9,668           $44,170       $  45,542        $  11,409
Total assets                                          18,015             21,653            58,634          63,613           30,525
Long-term debt, less current portion                       -                 23                49             468            1,477
Accumulated deficit                                  -11,239             -9,716            -4,927          -1,351          -35,502
Total stockholders' equity                            10,105             11,955            46,617          49,017           13,429

(1) The Company sold Bendata in September 1998 (effective July 1, 1998) and sold Abalon in December 1998. The results of Bendata and Abalon have been treated as discontinued for all periods presented. See Note 3 of the Notes to the Consolidated Financial Statements.
(2) Included in cost of software license fees in the first quarter of 1997 is a write-off of $453,000 of capitalized software development costs related to the Company's support automation product, PowerHelp, and to older versions of certain service automation modules which are no longer marketed by the Company.
(3) A one-time accrual for consulting fees of $304,000 is included in the fourth quarter of 1999 general and administrative expense. See Note 15 of the Notes to the Consolidated Financial Statements. As a result of the restructuring during the first quarter of 1997, the Company recorded a goodwill impairment charge of $2,058,000 which is included in general and administrative expense. This charge related to the 1995 acquisition of Astea BV.
(4) Included in the fourth quarter of 2001 is a restructuring charge of $409,000 which includes cost of consolidating office space and severance of certain personnel. The second quarter of 2000 contains a restructuring charge of $1,101,000, which includes severance costs, there was an office closing, and other actions aimed at reducing operating expenses. The fourth quarter of 1999 contains a restructuring charge of $1,630,000 due to reduced DISPATCH-1 development and billable service activity and includes severance payments, the write-off of capitalized software for certain DISPATCH-1 modules which will no longer be sold and reserves to settle DISPATCH-1 contractual obligations. Included in the first quarter of 1997 is a restructuring charge of $5,328,000 which includes severance costs, office closing costs and other consolidation costs. In the second quarter of 1998, $800,000 was reversed due to lower than expected restructuring costs. See Note 4 of the Notes to the Consolidated Financial Statements.

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         The Company develops, markets and supports Customer Relationship Management ("CRM") software solutions, which are licensed to companies that sell and service equipment, or sell and deliver professional services. The Company's principal product offering, the AllianceEnterprise CRM Suite, integrates and automates sales and service business processes and thereby increases competitive advantages, top-line revenue growth and profitability through better management of information, people, assets and cash flows. AllianceEnterprise offers substantially broader and far superior capabilities over the Company's predecessor product, DISPATCH-1, which was designed for only field service and customer support management applications.

         The Company's products and services are primarily used in industries such as information technology, healthcare, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management and telecommunications. An eclectic group of other industries, all with equipment sales and service requirements, are also represented in Astea's customer base. The Company maintains offices in the United States, United Kingdom, Australia, Israel and the Netherlands.

         The Company generates revenues from two sources: software license fees for its software products, and services and maintenance revenues from professional services, which includes consulting, implementation, training and maintenance related to those products.

         Software license fees accounted for 37% of the Company's total revenues in 2001. Sales of AllianceEnterprise accounted for 34% of total revenues and add-on sales to existing DISPATCH-1 users accounted for 3% of total revenues. Software license fee revenues also include some fees from the sublicensing of third-party software, primarily relational database licenses. Typically, customers pay a license fee for the software based on the number of licensed users. Depending on the contract terms and conditions, software license fees are recognized as revenue upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. If significant vendor obligations exist at the time of delivery or if the product is subject to uncertain customer acceptance, revenue is deferred until no significant obligations remain or acceptance has occurred.

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

Critical Accounting Policies

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of its financial statements. The significant accounting policies of Astea International Inc. are described in Note 2 of the Notes to the Consolidated Financial Statement of Operations Procedures. The significant accounting policies that the Company believes are the most critical to aid in fully understanding its reported financial results include the following:

Revenues

In accordance with Statement of Operations Procedures (SOP) 97-2, provides guidelines on the recognition of software license fee revenue. Principally, revenue may be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the license fee is fixed and determinable and the collection of the fee is probable. The Company allocates a portion of its software revenue to post-contract support activities or to other services or products provided to the customer free of charge or at non-standard discounts when provided in conjunction with the licensing arrangement. Amounts allocated are based upon standard prices charged for those services or products. Software license fees for resellers or other members of the indirect sales channel are based on a fixed percentage of the Company's standard prices. The Company recognizes software license revenue for such contracts based upon the terms and conditions provided by the reseller to its customer.

Revenue from post-contract support is recognized ratably over the term of the contract on a straight-line basis. Consulting and training service revenue is generally recognized at the time the service is performed. Fees from licenses sold together with consulting services are generally recognized upon shipment, provided that the contract has been executed, delivery of the software has occurred, fees are fixed and determinable and collection is probable. In instances where the aforementioned criteria have not been met, both the license and the consulting fees are recognized under the percentage of completion method of contract accounting.

In limited instances, the Company will enter into contracts for which revenue is recognized under contract accounting. The accounting for such arrangements requires judgement, which impacts the timing of revenue recognition and provision for estimated losses, if applicable.

Capitalized software research and development costs
Our policy on capitalized software costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of license fees. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

Results of Continuing Operations

         The following table sets forth, for the periods indicated, selected financial data and the percentages of the Company's total revenues represented by each line item presented for the periods presented:

Years ended December 31,                    2001        2000        1999
--------------------------------------------------------------------------
Revenues:
    Software license fees                   37.3 %      33.0 %     34.2 %
    Services and maintenance                62.7        67.0       65.8
                                         ---------------------------------
        Total revenues                     100.0 %     100.0 %    100.0 %
                                         ---------------------------------
Costs and expenses:
   Cost of software license fees             7.2 %       6.0 %      6.8 %
   Cost of services and maintenance         38.3        52.8       51.7
   Product development                      15.1        13.7       14.8
   Sales and marketing                      31.6        34.3       25.6
   General and administrative               16.6        20.4       13.6
   Restructuring charge                      1.9         5.5        4.9
                                         ---------------------------------
        Total costs and expenses           110.7  %    132.7 %    117.4 %
                                         ---------------------------------

Comparison of Years Ended December 31, 2001 and 2000

         Revenues. Total revenues decreased $2,834,000, or 14%, to $17,101,000 for the year ended December 31, 2001 from $19,935,000 for the year ended December 31, 2000. Software license revenues decreased by 3% in 2001, compared to 2000. Services and maintenance fees for 2001 amounted to $10,717,000, a 20% decrease from 2000.

         Software license fee revenues decreased $170,000 or 3% to $6,384,000 in 2001 from $6,554,000 in 2000. AllianceEnterprise license fee revenues increased to $5,888,000 in 2001 from $3,414,000 in 2000, an increase of 72% which reflects the growing acceptance of the AllianceEnterprise CRM suite of software products. License fee revenues for DISPATCH-1 decreased $2,644,000 or 84% from $3,140,000 in 2000 to $496,000 in 2001 primarily due to the Company's planned movement from its legacy software to the AllianceEnterprise CRM suite.

         Total services and maintenance revenues decreased $2,664,000 or 20% to $10,717,000 in 2001 from $13,381,000 in 2000. The decrease in service and maintenance  revenues  is  attributable  to a decrease  in  DISPATCH-1  revenues partially offset by an increase in AllianceEnterprise revenues. AllianceEnterprise service and maintenance revenues increased to $5,203,000 in 2001 from $4,991,000 in 2000 due to the growing AllianceEnterprise customer base. DISPATCH-1 service and maintenance revenues decreased 34% or $2,876,000 to $5,514,000 in 2001 from $8,390,000 in 2000 due to an ongoing decrease in the number of customers under service and maintenance contracts and the completion of two significant long-term projects in the first quarter of 2000. As a result of the DISPATCH-1 source code sales in 2000, which enables the users to customize the software, and decreasing demand for DISPATCH-1, the decrease in service and maintenance revenue is expected to continue in 2002.

            In 2001, the Company had one significant customer that accounted for 11% of its revenues. In 2000, no customer accounted for more than 10% of its revenues.

         Costs of Revenues. Costs of software license fee revenues increased 2%, or $25,000, to $1,224,000 in 2001 from $1,199,000 in 2000. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $800,000 in both 2001 and 2000. The small increase in cost of software license fees was due to costs of miscellaneous hardware included in a license sale. The software licenses gross margin percentage was 81% in 2001 compared to 82% in 2000. The decrease in gross margin percentage was attributable to the cost of items resold to customers, principally third party software and hardware.

         The costs of services and maintenance revenues decreased 38%, or $3,994,000, to $6,552,000 in 2001 from $10,546,000 in 2000. The service and maintenance gross margin percentage increased to 39% in 2001 from 21% in 2000. The improvement in gross margin is attributable to improved personnel utilization and the elimination of certain redundant positions in 2000. The gross margin improvement is also a result of the decrease in third party maintenance costs associated with the decline in DISPATCH-1 maintenance revenues.

         Product Development. Product development expenses decreased 6%, or $154,000, to $2,590,000 in 2001 from $2,744,000 in 2000. Product development as a percentage of total revenue increased to 15% in 2001 compared to 14% in 2000. The Company's total product development costs, including capitalized software development costs were $3,190,000 or 19% of revenues in 2001 compared to $3,384,000, which was 17% of revenues in 2000, a decrease of $194,000 or 6%. The decrease in product development expenses is primarily attributable to reduced third party consultant costs. The Company has focused its development effort exclusively on the upgrade of the AllianceEnterprise suite of products. In 2002, the Company expects to pay similar development costs as incurred in 2001.

         Sales and Marketing. Sales and marketing expenses decreased 21%, or $1,461,000, to $5,396,000 in 2001 from $6,857,000 in 2000. The decrease resulted primarily from the Company's cost restructuring efforts that occurred in the middle of 2000 as well as lower commissions as a result of lower total revenues in 2001. However, the Company continues to make a concentrated effort to increase market share and expand its presence through both direct and indirect channels. Sales and marketing expense as a percentage of total revenues decreased to 32% in 2001 from 34% in 2000.

         General and Administrative. General and administrative expenses decreased 30%, or $1,229,000, to $2,837,000 in 2001 from $4,066,000 in 2000. As a percentage of total revenues, general and administrative expenses decreased to 17% in 2001 compared to 20% in 2000. This decrease primarily results from the restructuring that occurred in 2000, minimal legal activity in 2001 as compared to 2000 which resulted in lower legal costs, as well as a favorable outcome on an arbitration case which resulted in the reversal of a $250,000 accrual.

         Restructuring Charge. At the end of December, 2001, the Company recorded a restructuring charge of $409,000 in connection with severance costs to downsize the Company's employment roles and eliminate excess office space. Additionally, the Company reversed $76,000 of restructuring costs relating to the 2000 restructuring plan determined to be no longer needed (See Note 4 in the Notes to the Consolidated Financial Statements). During the second quarter of 2000, the Company also recorded a restructuring charge of $1,101,000 in connection with the closing of one of its offices, relocation of other offices to smaller facilities, termination fees related to operating leases and severance costs related to downsizing the Company's employment roles.

         Net Interest Income. Net interest income decreased $1,187,000, to $309,000 in 2001 from $1,496,000 in 2000. This decrease was primarily attributable to significantly lower interest rates paid in 2001 on invested cash and the reduction in cash balances resulting from the special dividend of $2.05 per share, totaling $30,376,000, paid June 30, 2000.

         International Operations. Total revenue from the Company's international operations declined by $2,536,000, or 31% to $5,627,000 in 2001 from $8,163,000 in 2000. The decrease in revenue from international operations was primarily attributable to the reductions in license revenues from DISPATCH-1 due to sales of source code in 2000. The source code sales also contributed to a reduction in international maintenance revenues on DISPATCH-1. Revenues from sales of AllianceEnterprise licenses, services and maintenance were similar to those in 2000. International operations resulted in net income of $226,000 for

2001 compared to a loss of $819,000 in 2000. The increase in income resulted primarily from the restructuring charge, which took place during the second quarter of 2000, the elimination of certain redundant costs and increase sales activity in Japan during 2001.

Comparison of Years Ended December 31, 2000 and 1999

         Revenues. Total revenues decreased $13,100,000, or 40%, to $19,935,000 for the year ended December 31, 2000 from $33,035,000 for the year ended December 31, 1999. Software license revenues decreased by 42% in 2000, compared to 1999. Services and maintenance fees for 2000 amounted to $13,381,000, a 38% decrease from 1999.

         Software license fee revenues decreased $4,758,000 to $6,554,000 in 2000 from $11,312,000 in 1999. AllianceEnterprise license fee revenues decreased to $3,414,000 in 2000 from $4,174,000 in 1999, a decrease of 18% due to re-engineering of the Company's sales model to focus on mid to upper market size customers, which is consistent with the install base of the Company's legacy product, DISPATCH-1. The Company's PowerHelp product is no longer owned by the Company. In 1999, PowerHelp contributed license revenues of $1,232,000, including $1,100,000 of revenue from the sale of all of the Company's rights to PowerHelp to a distributor in December 1999. The Company will receive no additional PowerHelp revenues in the future. License fee revenues for DISPATCH-1 decreased $2,766,000 or 47% from $5,906,000 in 1999 to $3,140,000 in 2000 primarily as a result of the sale of DISPATCH-1 source code revenue amounting to $3,386,000.

         Total services and maintenance revenues decreased $8,342,000 or 38% to $13,381,000 in 2000 from $21,723,000 in 1999. The decrease in service and maintenance  revenues  is  attributable  to a decrease  in  DISPATCH-1  revenues partially offset by an increase in AllianceEnterprise revenues. AllianceEnterprise service and maintenance revenues increased to $4,991,000 in 2000 from $3,857,000 in 1999 due to the growing AllianceEnterprise customer base. DISPATCH-1 service and maintenance revenues decreased 53% or $9,434,000 to $8,390,000 in 2000 from $17,824,000 in 1999 due to an ongoing decrease in the number of customers under service and maintenance contracts and the completion of two significant long-term projects.

         In 2000, the Company had no significant customers that accounted for 10% or more of its revenues. In 1999, two DISPATCH-1 customers that accounted for 18% and 15% of revenues, respectively. The Company does not expect to receive significant revenue from these two customers in the future because they purchased source code in 1999.

         Costs of Revenues. Costs of software license fee revenues decreased 46%, or $1,041,000, to $1,199,000 in 2000 from $2,240,000 in 1999. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $800,000 and $1,508,000 in 2000 and 1999, respectively. The decrease in cost of software license fees was due to decreased capitalized software amortization costs and a decrease in direct costs due to lower license revenues. The software licenses gross margin percentage was 82% in 2000 compared to 80% in 1999. The increase in gross margin was principally attributable to decreased amortization of capitalized software.

         The costs of services and maintenance revenues decreased 38%, or $6,517,000, to $10,546,000 in 2000 from $17,063,000 in 1999. The service and maintenance gross margin percentage remained constant at 21% in both 2000 and1999. The decrease in costs is attributed to the relative decrease in revenues as well as a decrease in third party maintenance expense.

         Product Development. Product development expenses decreased 44%, or $2,156,000, to $2,744,000 in 2000 from $4,900,000 in 1999. Product development as a percentage of total revenue decreased to 14% in 2000 compared to 15% in 1999. The Company's total product development costs, including capitalized software development costs were $3,384,000 or 17% of revenues in 2000 compared to $5,700,000, which was also 17% of 1999 revenues, a decrease of $2,316,000 or 41%. The decrease in product development expenses is primarily attributable to reduced third party consultant costs and the elimination of development costs in 2000 related to DISPATCH-1. The Company has focused its development effort exclusively on the upgrade of AllianceEnterprise.

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

         General and Administrative. General and administrative expenses decreased 9%, or $412,000, to $4,066,000 in 2000 from $4,478,000 in 1999. As a percentage of total revenues, general and administrative expenses increased to 20% in 2000 compared to 14% in 1999. The increase primarily relates to increases in the allowance for uncollectible accounts and professional fees. Included in 1999 general and administrative expenses, is a one-time accrual of $304,000 for consulting fees. Without this one-time charge general and administrative expenses would have been $ 4,174,000.

         Restructuring Charge. During the second quarter of 2000, the Company, recorded a restructuring charge of $1,101,000 in connection with the closing of one of its offices, relocation of other offices to smaller facilities, termination fees related to equipment operating leases and severance costs related to downsizing the Company's employment roles. During the fourth quarter of 1999, the Company also recorded a restructuring charge of $1,630,000 in connection with the wind-down of DISPATCH-1 development and billable service activity. The 1999 restructuring charge includes severance of $677,000, write-off of DISPATCH-1 capitalized software that is no longer viable for $457,000 and other consolidation costs of $496,000. (See Note 4 of the Notes to Consolidated Financial Statements).

         Net Interest Income. Net interest income decreased $667,000, to $1,496,000 in 2000 from $2,163,000 in 1999. This decrease was primarily attributable to the reduction in cash balances resulting from the special dividend of $2.05 per share, totaling $30,376,000, paid June 30, 2000.

         International Operations. Total revenue from the Company's international operations declined by $644,000, or 7% to $8,163,000 in 2000 from $8,807,000 in 1999. The decrease in revenue from international operations was primarily attributable to the reductions in service revenues from DISPATCH-1 due to decreasing demand offset by an increase in revenue from the sale of DISPATCH-1 source code and sales of AllianceEnterprise licenses and services. International operations resulted in a $819,000 loss for 2000 compared to a loss of $645,000 in 1999. The increase in loss is primarily due to the restructuring charge which occurred in 2000.

Liquidity and Capital Resources

         Net cash used in operating activities was $439,000 for the year ended December 31, 2001 compared to $4,387,000 for the year ended December 31, 2000. This decreased use of cash was primarily attributable to a $3,267,000 reduction in the net loss, a $565,000 decrease in prepaid expenses and a $1,185,000 net increase in accrued restructuring costs, partially offset by lower depreciation and amortization of $121,000, a lower reduction of $832,000 in accounts receivable, less a decrease in accounts payable of $909,000 and a small net decrease in deferred revenues of $1,183,000 compared to a large increase last year.

         The Company used $325,000 of cash for investing activities in 2001 compared to generating $33,017,000 in 2000. The change from last year was primarily attributable to the sale of $34,373,000 of investments in 2000 compared to selling $519,000 of investments in 2001. Capital expenditures were $244,000 in 2001 compared to $716,000 in 2000. Capitalized software costs were $600,000 in 2001 compared to $640,000 in 2000.

         The Company used $343,000 in financing activities for the year ended December 31, 2001 compared to using $29,650,000 for the year ended December 31, 2000. The decrease in cash used for financing activities was principally attributable to the June 30, 2000 payment of a special dividend of $2.05 per share, or $30,376,000. During the year ended December 31, 2001, the Company purchased 223,000 shares of treasury stock for $223,000.

         At December 31, 2001, the Company had a working capital ratio of approximately 2.0:1, with cash and investments available for sale of $7,058,000. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the foreseeable future. The Board of Directors from time to time reviews the Company's forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. On June 30, 2000, the Company paid a dividend of $2.05 per share. The Company does not plan any significant capital expenditures in 2002. In addition, it does not anticipate that its operations or financial condition will be affected materially by inflation.

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

         Uncertain Market Acceptance of AllianceEnterprise; Decreased Revenues from DISPATCH-1. In each of 2001, 2000 and 1999, more than 35%, 58%, and 72%, respectively, of the Company's total revenues was derived from the licensing of DISPATCH-1 and the provision of professional services in connection with the implementation, deployment and maintenance of DISPATCH-1 installations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company originally introduced ServiceAlliance in August 1997 in order to target a market segment in which DISPATCH-1 was not cost-effective or attractive. Subsequent, rapid changes in technology have now positioned the AllianceEnterprise Suite, introduced in 2001 and which includes the AllianceEnterprise functionality, to supercede DISPATCH-1 as the company's flagship product. As a result, there are no sales planned or anticipated for DISPATCH-1 to new customers. Sales to existing customers comprised 100% of DISPATCH-1 license revenue in 2001 and 2000. DISPATCH-1 revenues have declined in each of the last three fiscal years and that trend is expected to continue and accelerate.

         While the Company has licensed AllianceEnterprise to over 182 companies worldwide in 1998 through 2001, revenues from sales of AllianceEnterprise alone are not yet sufficient to support the expenses of the Company. The Company's future success will depend mainly on its ability to increase licenses of the AllianceEnterprise Suite offerings, on developing new products and product enhancements to complement its existing product offerings, on its ability to continue support and maintenance revenues from DISPATCH-1, and on its ability to control its operating expenses. Any failure of the Company's products to achieve or sustain market acceptance, or of the Company to sustain its current position in the Customer Relationship Management software market, would have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will be able to increase demand for AllianceEnterprise, obtain an acceptable level of support and maintenance revenues from DISPATCH-1, or to lower its expenses, thereby avoiding future losses.

         Need for Development of New Products. The Company's future success will depend upon its ability to enhance its current products and develop and introduce new products on a timely basis that keep pace with technological developments, industry standards and the increasingly sophisticated needs of its customers, including developments within the client/server, thin-client and object-oriented computing environments. Such developments may require, from time to time, substantial capital investments by the Company in product development and testing. The Company intends to continue its commitment to research and development and its efforts to develop new products and product enhancements. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and product enhancements; that new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance; or that the Company's current or future products will conform to industry requirements. Furthermore, reallocation of resources by the Company, such as the diversion of research and development personnel to development of a particular feature for a potential or existing customer, can delay new products and certain product enhancements. If the Company is unable to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely effected.

         Competition in the Customer Relationship Management Software Market Is Intense. The CRM software market is intensely competitive. The Company's competitors include large public companies such as Oracle, PeopleSoft and Siebel, as well as traditional enterprise resource planning (ERP) software providers such as SAP that are developing CRM capabilities. In addition, a number of smaller, privately-held companies generally focus only on discrete areas of the CRM software marketplace. Because the barriers to entry in the CRM software market are relatively low, new competitors may emerge with products that are superior to the Company's products or that achieve greater market acceptance. Some of the Company's existing and potential competitors have greater financial, technical, marketing and distribution resources than does the Company. Moreover, the CRM industry is currently experiencing significant consolidation, as larger public companies seek to enter the CRM market through acquisitions. The Company expects that competition will increase as a result of software industry consolidations. As a result, some of the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development and distribution of their products. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not adversely affect its business and results of operations.

         Continued Dependence on Large Contracts May Result in Lengthy Sales and Implementation Cycles. The sale and implementation of the Company's products generally involve a significant commitment of resources by prospective customers. While AllianceEnterprise requires a less substantial commitment than does DISPATCH-1, the purchase and implementation of AllianceEnterprise still requires a substantial commitment. As a result, the Company's sales process often is subject to delays associated with lengthy approval processes attendant to significant capital expenditures, definition of special customer implementation requirements, and extensive contract negotiations with the customer. The sales cycle varies substantially from customer to customer and typically lasts between four and nine months. During this time the Company may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies. The Company may experience a number of significant delays over which the Company has no control. Because the costs associated with the sale of the product are fixed in current periods, timing differences between incurring costs and recognition of revenue associated with a particular project may result. Moreover, in the event of any downturn in any existing or potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled.

         In addition, following the initial sale, the implementation of the Company's products typically involves several months of integration of the product with the customer's other existing systems and customer training. A successful implementation requires a close working relationship between the customer and members of the Company's professional service organization.
Occasionally, delays result from a customer's lack of attention to the implementation project for reasons unrelated to the Company's performance. When the Company has provided consulting services to implement certain larger projects, some customers have in the past delayed payment of a portion of license fees until implementation was complete and in some cases have disputed the consulting fees charged for implementation. There can be no assurance the Company will not experience additional delays or disputes regarding payment in the future, particularly if the Company receives orders for large, complex installations. Some of the Company's customers have adopted the Company's software on an incremental basis. There can be no assurance that the Company's customers will expand usage of the Company's software on an enterprise-wide basis or implement new software products introduced by the Company. The failure of the Company's software to perform according to customer expectations or otherwise to be deployed on an enterprise-wide basis could have a material adverse effect on the ability of the Company to collect revenues or to increase revenues from new as well as existing customers. The Company believes that period-to-period comparisons of its results of operations should not be relied upon as any indication of future performance.

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

         Rapid Technological Change. The CRM software market is subject to rapid technological change, frequent new product introductions and evolving technologies and industry standards that can quickly render existing products and services obsolete. While the Company is not aware of any emerging products that are likely to render its existing products obsolete, there can be no assurance that the Company's products could not suffer such obsolescence. Because of the rapid pace of technological change in the application software industry, the Company's current market position could be eroded rapidly by product advancements. The Company's application environment relies primarily on software development tools from Microsoft Corporation and PowerSoft Corporation, a subsidiary of Sybase, Inc., in the case of AllianceEnterprise, and Progress Software Corporation, in the case of DISPATCH-1. If alternative software development tools were to be designed and generally accepted by the marketplace, the Company could be at a competitive disadvantage relative to companies employing such alternative developmental tools, possibly resulting in material harm to the Company's financial condition and results of operation.

         Need to Expand Indirect Sales. The Company has historically sold its products through its direct sales force and a limited number of distributors (value-added resellers, system integrators and sales agents). The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in establishing relationships with distributors and OEM partners. The Company is currently investing, and plans to continue to invest, significant resources to expand its domestic and international direct sales force and develop distribution relationships. The Company's distributors also sell or can potentially sell products offered by the Company's competitors. There can be no assurance that the Company will be able to retain or attract a sufficient number of its existing or future third party distribution partners or that such partners will recommend, or continue to recommend, the Company's products. The inability to establish or maintain successful relationships with distributors and OEM partners could have a material adverse effect on the Company's business, operating results or financial condition. Any failure by the Company to maintain and train its direct sales force and expand other distribution channels would materially adversely affect the Company's business, operating results and financial condition.

         Risks Associated with International Sales. Astea's international sales accounted for 33% of the Company's revenues in 2001, 41% in 2000, and 27% in 1999. The Company expects that international sales will continue to be a significant component of its business. International sales are subject to a variety of significant risks, including difficulties in establishing and managing international distribution channels and in translating products into foreign languages. International operations also may encounter difficulties in collecting accounts receivable, staffing and managing personnel and enforcing intellectual property rights. Other factors that can also adversely affect international operations include fluctuations in the value of foreign currencies and currency exchange rates, changes in import/export duties and quotas, introduction of tariff or non-tariff barriers, potentially adverse tax consequences, possible recessionary environments in economies outside the United States, changes in the market for business software as a result of currency unification in Europe, and economic or political changes in international markets. The current economic difficulties in several Asian countries could have an adverse impact on the Company's international operations in future periods. In addition, the Company's international revenues may also be affected to a great extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

         Dependence on Key Personnel; Competition for Employees. The future success of the Company will depend in large part on its ability to attract and retain talented and qualified employees, including skilled management personnel. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for key personnel is intense, particularly so in recent years. From time to time the Company has experienced difficulty in recruiting and retaining talented and qualified employees. There can be no assurance that the Company can retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. The inability of the Company to continue to attract talented personnel or the loss of key employees could have a material adverse effect on the Company's business and results of operations.

         Concentration of Ownership. Zack B. Bergreen, the Company's Chief Executive Officer and Chairman of the Board, as of March 25, 2002, beneficially owned approximately 47% of the outstanding Common Stock of the Company. As a result, Mr. Bergreen exercises significant control over the Company through his ability to influence and control the election of directors and all other matters that require action by the Company's stockholders. Under certain circumstances, Mr. Bergreen could prevent or delay a change of control of the Company which may be favored by a significant portion of the Company's other stockholders, or cause a change of control not favored by the majority of the Company's other stockholders. Mr. Bergreen's ability under certain circumstances to influence, cause or delay a change in control of the Company also may have an adverse effect on the market price of the Company's Common Stock.

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

         Risk of Product Defects; Failure to Meet Performance Criteria. The Company's software is intended for use in enterprise-wide applications that may be critical to a customer's business. As a result, the Company's customers and potential customers typically have demanding requirements for installation and deployment. Software products as complex as those offered by the Company may contain errors or failures, particularly when software must be customized for a particular licensee, when new products are first introduced or when new versions are released. Although the Company conducts extensive product testing during product development, the Company has at times delayed commercial release of software until problems were corrected and, in some cases, has provided enhancements to correct errors in released software. The Company could, in the future, lose revenues as a result of software errors or defects. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in software, customizations or releases after commencement of commercial shipments, resulting in loss or delay of revenue or delay in market acceptance, diversion of development resources or increased service and warranty costs, any of which could have a material adverse effect upon the Company's business, operating results and financial condition.

         Burdens of Customization. Certain of the Company's clients request customization of DISPATCH-1 or AllianceEnterprise products to address unique characteristics of their businesses or computing environments. The Company's commitment to customization could place a burden on the Company's client support resources or delay the delivery or installation of products which, in turn, could materially adversely affect the Company's relationship with significant clients or otherwise adversely affect its business and results of operations. In addition, the Company could incur penalties or reductions in revenues for failures to develop or timely deliver new products or product enhancements under development agreements and other arrangements with customers.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2001, the Company's investments consisted of U.S. government agency securities, commercial paper and corporate and municipal bonds. The Company does not expect any material loss with respect to its investment portfolio.

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

Item 8.               Financial Statements and Supplementary Data.

Report of Independent Certified Public Accountants

To Astea International Inc.:

              We have audited the accompanying consolidated balance sheet of Astea International Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

              We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astea International Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




                               \s\BDO Seidman LLP
                               ---------------------
                                 BDO Seidman LLP








Philadelphia, PA
March 4, 2002

Report of Independent Public Accountants

To Astea International Inc.:

              We have audited the accompanying consolidated balance sheet of Astea International Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

              We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astea International Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.




                               \s\Arthur Andersen LLP
                              --------------------------
                               Arthur Andersen LLP








Philadelphia, PA
March 10, 2001

                                  ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                                         CONSOLIDATED BALANCE SHEETS


       December 31,                                                        2001                2000
       ------------------------------------------------------------- ------------------ -------------------
                                  ASSETS
       Current assets:
         Cash and cash equivalents                                       $ 4,071,000         $ 5,208,000
         Investments available for sale
                                                                           2,987,000           3,506,000
         Receivables, net of reserves of  $955,000 and $1,600,000
                                                                           7,343,000           7,885,000
         Prepaid expenses and other                                          822,000           1,778,000
         Deferred income taxes                                                     -             668,000
                                                                     ------------------ -------------------
                 Total current assets                                                         19,045,000
                                                                          15,223,000

       Property and equipment, net
                                                                             617,000             996,000
       Capitalized software development costs, net                         1,412,000           1,612,000
       Other assets                                                          763,000                   -
                                                                     ------------------ -------------------
                 Total assets                                            $18,015,000         $21,653,000
                                                                     ================== ===================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
         Current portion of long-term debt                                 $  34,000          $  138,000
         Accounts payable and accrued expenses                             3,627,000           4,731,000
         Deferred revenues                                                 4,249,000           4,508,000
                                                                     ------------------ -------------------
                 Total current liabilities                                 7,910,000           9,377,000

       Deferred income taxes                                                       -             298,000

       Long-term debt
                                                                                   -              23,000

       Commitments and Contingencies (Note 12)

       Stockholders' equity:
          Preferred stock, $.01 par value, 5,000,000 shares
            authorized, none issued                                                -                   -
          Common stock, $.01 par value, 25,000,000 shares
            authorized, 14,825,000 and 14,821,000 shares issued              148,000             148,000
          Additional paid-in capital                                      22,674,000          22,671,000
          Cumulative translation adjustment                               (1,256,000)         (1,145,000)
          Accumulated deficit                                            (11,239,000)         (9,716,000)
          Less:  Treasury stock at cost, 227,000 and 3,900 shares           (222,000)             (3,000)
                                                                     ------------------ -------------------
                 Total stockholders' equity                               10,105,000          11,955,000
                                                                     ------------------ -------------------
                 Total liabilities and stockholders' equity             $ 18,015,000        $ 21,653,000
                                                                     ================== ===================


                      See accompanying notes to the consolidated financial statements.



                                          ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF OPERATIONS



Years ended December 31,                                            2001                   2000                   1999
---------------------------------------------------------------------------------------------------------------------------


Revenues:
      Software license fees                                    $  6,384,000           $  6,554,000           $ 11,312,000
      Services and maintenance                                   10,717,000             13,381,000             21,723,000
                                                            ---------------------------------------------------------------

          Total revenues                                         17,101,000             19,935,000             33,035,000
                                                            ---------------------------------------------------------------

Costs and expenses:
      Cost of software license fees                               1,224,000              1,199,000              2,240,000
      Cost of services and maintenance                            6,552,000             10,546,000             17,063,000
      Product development                                         2,590,000              2,744,000              4,900,000
      Sales and marketing                                         5,396,000              6,857,000              8,463,000
      General and administrative                                  2,837,000              4,066,000              4,478,000
      Restructuring charges                                         333,000              1,101,000              1,630,000
                                                            ---------------------------------------------------------------

          Total costs and expenses                               18,932,000             26,513,000             38,774,000
                                                            ---------------------------------------------------------------

Loss from operations before interest and taxes
                                                                 (1,831,000)            (6,578,000)            (5,739,000)

Interest income
                                                                    318,000              1,512,000              2,215,000
Interest expense                                                     (9,000)               (16,000)               (52,000)
                                                            ---------------------------------------------------------------
Loss from continuing operations                                  (1,522,000)            (5,082,000)            (3,576,000)
Gain on sale of discontinued operations, net of taxes                    --                293,000                     --
                                                            ---------------------------------------------------------------

Net loss                                                       $ (1,522,000)          $ (4,789,000)          $ (3,576,000)
                                                            ===============================================================

Basic and diluted net loss per share:
  Continuing operations                                        $      (0.10)          $      (0.35)          $      (0.26)

  Gain on sale of discontinued operations                                --                    .02                     --
                                                            ---------------------------------------------------------------

Net loss                                                       $      (0.10)          $      (0.33)          $      (0.26)
                                                            ===============================================================
Weighted average shares used in computing basic and
  diluted net loss per share                                     14,631,000             14,570,000             13,899,000
                                                            ===============================================================



                              See accompanying notes to the consolidated financial statements.



                                              ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                      Additional                 Cumulative                              Total
                            Common     Paid-in     Deferred     Translation   Accumulated   Treasury   Stockholders'   Comprehensive
                             Stock     Capital   Compensation    Adjustment     Deficit       Stock       Equity            Loss
                          --------------------------------------------------------------------------------------------------------

Balance, January 1, 1999   $135,000  $51,098,000    $(29,000)    $(836,000)   $(1,351,000)        -    $49,017,000
  Exercise of stock options   6,000    1,132,000           -             -              -         -      1,138,000
  Adjustment of tax benefit
   from exercise of
   stock options                  -     (411,000)          -             -              -         -       (411,000)
  Amortization of deferred
    compensation                  -            -      21,000             -              -         -         21,000
  Cancellation of options
   granted                        -      (69,000)     69,000             -              -         -              -
  Grant of stock options
   below fair market value        -       61,000     (61,000)            -              -         -              -
  Compensation charged in
   connection with
   variable stock options         -      387,000           -             -              -         -        387,000
  Issuance of common stock
   under employee stock
   purchase plan                  -       28,000           -             -              -         -         28,000
  Stock issued to
   Board of Directors
   in lieu of cash payments       -       16,000           -             -              -         -         16,000
  Currency translation
   adjustment                     -            -           -        (3,000)             -         -         (3,000)     $ (3,000)
  Net loss                        -            -           -             -     (3,576,000)        -     (3,576,000)   (3,576,000)
                          --------------------------------------------------------------------------------------------------------
Balance, December 31, 1999  141,000   52,242,000           -      (839,000)    (4,927,000)        -     46,617,000   $(3,579,000)
                                                                                                                   ==============
  Exercise of stock options   6,000      998,000           -             -              -         -      1,004,000             -
  Issuance of common stock
   under employee stock
   purchase plan              1,000       22,000           -             -              -         -         23,000             -
  Stock issued to
   Board of Directors
   in lieu of cash payment        -        9,000           -             -              -         -          9,000             -
  Variable stock option
   benefit                        -     (224,000)          -             -              -         -       (224,000)            -
  Cash dividend to
   stockholders                   -  (30,376,000)          -             -              -         -    (30,376,000)            -
  Currency translation
   adjustment                     -            -           -      (306,000)             -         -       (306,000)    $(306,000)
  Purchases of treasury
   stock                          -            -           -             -              -    (3,000)        (3,000)            -
  Net loss                        -            -           -             -     (4,789,000)        -     (4,789,000)   (4,789,000)
                          --------------------------------------------------------------------------------------------------------
Balance, December 31, 2000  148,000   22,671,000           -    (1,145,000)    (9,716,000)   (3,000)    11,955,000   $(5,095,000)
                                                                                                                   ==============
  Issuance of common stock
   under employee stock
   purchase plan                           3,000           -                       (1,000)    4,000          6,000
  Purchases of treasury
   stock                                                   -                               (223,000)      (223,000)
  Currency translation
   adjustment                                              -      (111,000)                       -       (111,000)    $(111,000)
  Net loss                                                 -                   (1,522,000)        -     (1,522,000)   (1,522,000)
                          --------------------------------------------------------------------------------------------------------
Balance, December 31, 2001 $148,000  $22,674,000        $  -   $(1,256,000)  $(11,239,000)$(222,000)   $10,105,000   $(1,633,000)
                          ========================================================================================================

                                  See accompanying notes to the consolidated financial statements.



                                              ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,                                                      2001                    2000                  1999
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                              $ (1,522,000)          $ (4,789,000)          $ (3,576,000)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
        Compensation (benefit) charge in connection with
            Variable stock options                                                 --               (224,000)               387,000
        Gain on sale of discontinued business                                      --               (149,000)                    --
        Loss on sale of investments                                                --                 28,000                     --
        Depreciation and amortization                                       1,421,000              1,532,000              2,454,000
        Amortization of deferred compensation                                      --                     --                 21,000
        Other Long-Term Assets                                               (763,000)                    --                     --
        Deferred income taxes
                                                                              370,000                188,000                441,000
        Other                                                                      --                  9,000                 16,000
        Changes in operating assets and liabilities:
            Receivables                                                       460,000              1,292,000                149,000
            Prepaid expenses and other                                        976,000               (152,000)               471,000
            Accounts payable and accrued expenses                          (1,522,000)            (2,262,000)            (1,970,000)
            Accrued restructuring                                             409,000               (775,000)             1,451,000
            Deferred revenues                                                (268,000)               915,000               (530,000)
                                                                      --------------------------------------------------------------

Net cash used in operating activities                                        (439,000)            (4,387,000)              (686,000)
                                                                      --------------------------------------------------------------

Cash flows from investing activities:
        Net sales (purchases) of investments available for sale               519,000             34,373,000            (15,304,000)
        Purchases of property and equipment                                  (244,000)              (716,000)              (512,000)
        Capitalized software development costs                               (600,000)              (640,000)              (800,000)
        Proceeds from sale of discontinued operations                              --                     --              9,276,000
                                                                      --------------------------------------------------------------

Net cash (used in) provided by investing activities                          (325,000)            33,017,000             (7,340,000)
                                                                      --------------------------------------------------------------

Cash flows from financing activities:
        Proceeds from exercise of stock options and employee
           stock purchase plan                                                  6,000              1,027,000              1,166,000
        Cash dividend to stockholders                                              --            (30,376,000)                    --
        Net repayments of long-term debt                                     (126,000)              (298,000)              (896,000)
        Tax expense from exercise of stock options                                 --                     --               (411,000)
        Purchases of treasury stock                                          (223,000)                (3,000)                    --
                                                                      --------------------------------------------------------------

Net cash used in financing activities                                        (343,000)           (29,650,000)              (141,000)
                                                                      --------------------------------------------------------------
Effect of exchange rate changes on cash and cash
   Equivalents                                                                (30,000)                70,000                 34,000
                                                                      --------------------------------------------------------------
Net decrease in cash and cash equivalents                                  (1,137,000)              (950,000)            (8,133,000)
Cash and cash equivalents balance, beginning of year                        5,208,000              6,158,000             14,291,000
                                                                      --------------------------------------------------------------

Cash and cash equivalents balance, end of year                           $  4,071,000           $  5,208,000           $  6,158,000
                                                                      =============================================================

                                  See accompanying notes to the consolidated financial statements.


                    ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     1.       Company Background

              Astea International Inc. (the "Company" or "Astea") develops, markets, and supports front-office solutions for the Customer Relationship Management ("CRM") software market. Astea's applications are designed specifically for organizations for which field service and customer support are considered mission critical aspects of business operations. The Company licenses its products to companies worldwide, distributed across a variety of industries, that provide maintenance and repair services, including telecommunications, information technology, healthcare, process and control technologies and white goods.

              The Company has incurred losses from continuing operations for the past six years and has used available cash and cash equivalents to support its operating activities. In addition, during 2000 the Company distributed $30.4 million of cash to its stockholders. Management believes that its current cash and cash equivalents on hand and future operating cash flows will be sufficient to fund operations for a reasonable period of time beyond 2002. To the extent that future operating cash flows, revenues and decreased expenses are not realized, the Company's results of operations and financial condition could be materially and adversely affected, which may impact the Company's viability. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

     Revenue Recognition

              The Company licenses software under noncancelable perpetual license agreements. License fee revenues are recognized when a noncancelable license agreement is executed, the product has been shipped, the license fee is determined to be fixed or determinable and collectibility is reasonably assured. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. If the payment of the license fee is coincident to services, which are deemed to be essential to the functionality of the software, the license fee is deferred and recognized using contract accounting over the period during which the services are performed. The Company's software licensing agreements provide for customer support that begins after the warranty period. The portion of the license fee associated with customer support during the warranty period is unbundled from the license fee and is recognized ratably over the warranty period (generally 90 days) as maintenance revenue. The Company's revenue recognition policy is in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 97-2, "Software Revenue Recognition."

              Services revenues, which include consulting, implementation and training, are recognized as performed. Maintenance revenues are recognized ratably over the terms of the maintenance agreements.

     Cash and Cash Equivalents

              The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Investments Available for Sale

              Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2001 and 2000, all short-term investments have been classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. As of December 31, 2001 and 2000, unrealized losses and gains were not material to the financial statements. Realized gains and losses, computed using specific identification, and declines in value determined to be permanent are recognized in the consolidated statements of operations.

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

     Capitalized Software Development Costs

              The Company capitalizes software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company capitalizes software development costs subsequent to the establishment of technological feasibility through the product's availability for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Development costs associated with product enhancements that extend the original product's life or significantly improve the original product's marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (three to four years), beginning with the initial release to customers. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. During 1999, the Company wrote-off capitalized software development costs for products that were no longer marketed by the Company (See Note 4). As of

     December 31, 2001, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

     Major Customers

              In 2001, the Company had one customer which represented 11% of revenue. In 2000, the Company had no significant customers which represented 10% of revenues. In 1999, the Company had two customers that accounted for 18% and 16% of revenues, respectively. These same customers represented less than 1% and 11% of receivables, respectively, at December 31, 1999.

     Concentration of Credit Risk

              Financial instruments which potentially subject the Company to credit risk consist of cash equivalents and accounts receivable. The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market and tax-free bond funds which are exposed to minimal interest rate and credit risk. Concentration of credit risk, with respect to accounts receivable, is limited due to the Company's credit evaluation process. The Company does not require collateral from its customers. The Company's receivables consist principally of amounts due form companies that sell and service equipment or sell and deliver professional services. Historically, the Company has not incurred any significant credit-related losses.

     Fair Value of Financial Instruments

              The  carrying  values  of  cash,  cash  equivalents,   investments
     available for sale, accounts receivable, accounts payable and accrued expenses approximate the respective fair values.

     Supplemental Cash Flow Information

              For the years ended December 31, 2001, 2000 and 1999, the Company paid interest of $9,000, $16,000 and $43,000, respectively. In 1999, the Company received refunds of income taxes of $231,000.

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

     Net Income (Loss) Per Share

              The Company presents earnings per share in accordance with SFAS No. 128, "Earnings per Share." Pursuant to SFAS No. 128, dual presentation of basic and diluted earnings per share ("EPS") is required for companies with complex capital structures on the face of the statements of operations. Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. Options to purchase 1,588,000, 1,129,000, and 1,878,000 shares of common stock with an average exercise prices per share of $1.72, $2.64, and $2.33, were outstanding as of December 31, 2001, 2000, and 1999, respectively, but were excluded from the diluted loss per common share calculation as the inclusion of these options would have been antidilutive.

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

     Recent Accounting Standards or Accounting Pronouncements

              In June 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. Currently, the Company has no recorded goodwill and will assess how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations in any future acquisitions.

              In August 2001, the FASB issued SFAS Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new guidance resolves significant implementation issues related to SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 144 is effective for fiscal years beginning after December 14, 2001. Currently, the Company is assessing but has not determined how the adoption of SFAS 144 will impact its financial position or results of operations.

              In November 2001, the FASB issued EITF 01-103, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." The new guidance requires that billings for out-of-pocket expenses that are reimbursed by the customer are to be included in revenues with the corresponding expense included in cost of sales. EITF 01-103 is required to be applied for fiscal years beginning after December 15, 2001. During fiscal years 2001, 2000 and 1999, the Company billed $256,000, $382,000 and $786,000, respectively, of reimbursable expenses to customers. This activity is currently reflected in cost of services and maintenance net of expenses. For fiscal year 2002 and thereafter, the Company will adopt this new guidance and restate all prior periods presented to reflect the appropriate reclassifications.

     3.       Discontinued Operations

              In September, 1998, the Company sold one of its subsidiaries, Bendata, Inc. Included in the accounting in the year of the sale were reserves for additional expenses expected to be incurred. As expenses related to the sale were paid, they were charged against the reserve. During 2000 it was determined that all expenses related to the sale had been paid in full. As a result, there was an excess in the reserve of $91,000. This overaccrual was reversed in 2000 and included in gain from discontinued operations.

              On December 31, 1998, Astea completed the sale of Abalon AB, another of its subsidiaries. Part of the sales proceeds were deposited into escrow to cover costs expected to be incurred by the purchaser. In September 2000, the unused balance of the escrow account, $144,000, was distributed and included in gain from discontinued operations. In addition, excess reserves for expected expenses related to the sale of $58,000 were also reversed in 2000 and included in the gain from discontinued operations.


     4.       Restructuring and Other Charges

              During the fourth quarter of 2001, the Company recorded a restructuring charge of $409,000 in connection with severance costs to downsize the Company's employment roles ($211,000) and eliminate excess office space ($198,000). As of December 31, 2001, this entire balance remained outstanding.

              During the second quarter of 2000, the Company recorded a restructuring charge of $1,101,000. In addition, $290,000 of unused reserves from the 1999 restructuring discussed below were reclassified to cover expected expenses of the 2000 restructuring. These charges resulted from closing an office in the U.S., reducing office space in other cities, contractual obligations on operating leases and severance costs related to the reduction of personnel. For the year ended December 31, 2000, the Company made payments of $1,269,000 related to the 2000 restructuring plan, including lease terminations and buy-outs of $314,000, severance payments of $944,000 and other costs of $11,000. During the fourth quarter of 2001, the Company evaluated its restructuring accrual based on the then current facts and determined that $76,000 was not needed for the purposes of the 2000 plan and, accordingly, the accrual was reversed. During 2001, the Company made payments of $46,000 related to the 2000 restructuring plan which satisfied outstanding severance obligations.

              During the fourth quarter of 1999, the Company recorded a restructuring charge of $1,630,000. These charges are the result of the wind-down of the Company's DISPATCH-1 product line. This wind-down has resulted in the reduction of DISPATCH-1 development and billable service activities. The charge includes severance payments, the write-off of capitalized software for certain DISPATCH-1 modules which will no longer be sold and reserves for contractual obligations to DISPATCH-1 customers. Through December 2000, expenses incurred relating to the 1999 restructuring plan totaled $1,090,000 including $434,000 in severance payments and DISPATCH-1 capital software write-offs of $656,000. During the second quarter of 2000, the Company evaluated its restructuring accrual based on the then current facts and determined that $290,000 was not needed for the purposes of the 1999 restructuring plan and, accordingly, the accrual was carried forward and allocated to the 2000 restructuring plan. During 2001, the Company made payments of $250,000 relating to an outstanding severance obligation and contractual obligations to DISPATCH-1 customers.

              During the fourth quarter of 1999, the Company accrued a one-time consulting fee of $304,000 (See Note 15).

     5.       Investments Available for Sale

              December 31,                                                2001            2000
              ------------------------------------------------- ------------------ -----------------
              U.S. Government Agencies Securities                    $ 1,989,000    $    2,500,000
              Corporate and Municipal Bonds                              998,000         1,006,000
                                                                ------------------ -----------------
                                                                     $ 2,987,000       $ 3,506,000
                                                                ================== =================

              All investments available for sale have maturities of less than twelve months from the respective balance sheet date. Losses on sales of securities for the years ended December 31, 2001, 2000 and 1999 were zero, $28,000, and zero, respectively.


     6.       Receivables

              December 31,                                          2001          2000
              ------------------------------------------- ----------------- -----------------
              Billed receivables                               $ 4,663,000       $ 7,103,000
              Unbilled receivables                               2,680,000           782,000
                                                          ----------------- -----------------
                                                               $ 7,343,000       $ 7,885,000
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

              For the years ended December 31, 2001,  2000 and 1999, the Company
     recorded  bad  debt  expense  of  $648,000,   $889,000,  and  $708,000  and
     write-offs of $1,293,000, $336,000, and $429,000.

     7.       Property and Equipment

                                                                                   December 31,
                                                        Useful Life             2001           2000
             Computers and related
                equipment                                    3              $ 3,323,000     $ 4,469,000
             Furniture and fixtures                         10                  469,000         482,000
             Equipment under capital leases                  3                  988,000         988,000
             Leasehold improvements                     Lease term              112,000         106,000
             Office equipment                              3-7                  428,000         423,000
                                                                         ---------------- ------------------
                                                                              5,320,000       6,468,000
             Less:  Accumulated
                depreciation and amortization                                (4,703,000)     (5,472,000)
                                                                         ---------------- ------------------
                                                                          $     617,000    $    996,000
                                                                         ================ ==================

              Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999 was $769,000, $732,000 and $946,000, respectively.

              Equipment under capital leases includes telephone systems, computers and related equipment. Title to the property is owned by the financing companies. The gross book value of equipment under capital lease is $988,000 as of December 31, 2001 and 2000. Accumulated amortization on equipment under capital lease as of December 31, 2001 and 2000 was $925,000 and $881,000, respectively.

      8.      Capitalized Software Development Costs

              December 31,                                                     2001                2000
              --------------------------------------------------- -------------------- -------------------
              Capitalized software development costs                     $ 3,698,000         $ 3,098,000
              Less:  Accumulated amortization                             (2,286,000)          (1,486,000)
                                                                  -------------------- -------------------
                                                                         $ 1,412,000         $ 1,612,000
                                                                  ==================== ===================

              The Company capitalized software development costs for the years ended December 31, 2001, 2000 and 1999 of $600,000, $640,000 and $800,000,
     respectively. Amortization of software development costs for the years ended December 31, 2001, 2000 and 1999 was $800,000, $800,000, $1,508,000,
     respectively. The Company wrote-off capitalized software development costs of $3,783,000 in 1999 and related accumulated amortization of $3,326,000.

9.           Other Assets

                  December 31,                                               2001             2000
             ---------------------------------------------------- ------------------- --------------------
                  Cash surrender value of life insurance
                  policies                                             $     563,000       $       -
                  Deferred tax asset                                        200,000                -
                                                                  ------------------- --------------------
                                                                       $     763,000       $       -
                                                                  =================== ====================


     10.      Accounts Payable and Accrued Expenses


                  December 31,                                               2001               2000
             ---------------------------------------------------- ------------------- --------------------
             Accounts payable                                            $ 1,023,000            $ 941,000
             Accrued compensation and related benefits                     1,223,000              959,000
             Accrued restructuring (See Note 4)                              409,000              372,000
             Accrued litigation                                                    -              339,000
             Income taxes payable                                             70,000              431,000
             Accrued professional services                                   101,000              674,000
             Other accrued liabilities                                       801,000            1,015,000
                                                                  ------------------- --------------------
                                                                         $ 3,627,000           $4,731,000
                                                                  =================== ====================

     11.      Income Taxes

              The provision (benefit) for income taxes is as follows:


                 Years ended December 31,                            2001                 2000                 1999
               ------------------------------------------------------------------------------------------------------
               Current:
                   Federal                                   $  (170,000)          $  (188,000)          $  (226,000)
                   State                                              --                    --                    --
                   Foreign                                            --                    --                    --
                                                    -----------------------------------------------------------------
                                                                (170,000)             (188,000)             (226,000)
               Deferred:
                   Federal                                            --            (1,448,000)             (459,000)
                   State                                              --                    --                    --
                   Foreign                                            --                    --                    --
                                                    -----------------------------------------------------------------
                                                                      --            (1,448,000)             (459,000)
                                                    -----------------------------------------------------------------
                                                                (170,000)           (1,636,000)             (685,000)

                   Increase in valuation allowances              170,000             1,636,000               685,000
                                                    -----------------------------------------------------------------
                                                        $              -             $       -                  $  -
                                                    =================================================================

               Continuing Operations                         $        --           $  (100,000)          $        --
               Discontinued Operations:
                   Income from discontinued
                      operations                                      --                    --                    --
                   Gain on sale of discontinued
                      operations                                      --               100,000                    --
                                                    -----------------------------------------------------------------
                                                                $      -                  $  -                  $  -
                                                    =================================================================

              The approximate income tax effect of each type of temporary difference is as follows:

               December 31,                                                  2001                  2000
               -----------------------------------------------------------------------------------------
               Deferred income tax assets:
                   Revenue recognition                                 $    23,000           $   255,000
                   Accruals and reserves not
                       currently deductible for tax                        487,000             1,012,000
                   Benefit of net operating loss carryforward            3,367,000             2,317,000
                   Depreciation                                            174,000               140,000
                   Alternative minimum tax                                 370,000               370,000
                   Capital loss carryforward                                10,000                    --
                                                                    ------------------------------------
                                                                         4,431,000             4,094,000
               Deferred income tax liabilities:
                   Capitalized software development costs                 (523,000)             (597,000)
                                                                    ------------------------------------
                                                                         3,908,000             3,497,000
                                                                    ------------------------------------
                   Valuation reserve                                    (3,708,000)           (3,127,000)
                                                                    ------------------------------------
                   Net deferred income tax asset                       $   200,000           $   370,000
                                                                    ====================================

              The Company has provided a valuation allowance for a substantial majority of its net deferred tax asset based on an assessment of what portion of the asset is more likely than not to be realized. The amount of the deferred tax considered realizable as of December 31, 2000 relates to alternative minimum tax credits, which have an indefinite carryforward period.

              The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

     Years ended December 31,                           2001          2000          1999
     ------------------------------------------------ -------------- ------------ ----------
       Federal statutory tax rate                     (34.0)%         (34.0)%         (34.0)%
       Adjustment of valuation reserve                  8.7            24.0            19.4
       Net operating income from foreign
            subsidiaries non-taxable                   24.8              --              --
       Net operating losses from foreign
            subsidiaries not benefited                   .2             7.2            15.2
       State income taxes, net of federal tax
            benefit                                      --            (3.0)             --
       Nondeductible expenses                            .3             8.8            (0.3)
       Other                                             --            (3.0)           (0.3)
                                             -------------- --------------- ---------------
       Effective income tax rate                        - %              -%             - %
                                             ============== =============== ===============

              As of December 31, 2001, the Company had a net operating loss carryforward for United States federal income tax purposes of approximately $17,600,000. Included in the aggregate net operating loss carryforward is $7,761,000 of tax deductions related to equity transactions, the benefit of which will be credited to stockholders' equity, if and when realized after the other tax deductions in the carryforwards have been realized. The net operating loss carryforward begins to expire in 2016.

              The Company does not provide for federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. At December 31, 2001, the Company had not provided federal income taxes on cumulative earnings of individual international subsidiaries of $1,020,000 ($480,000 earned during 2001). Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions. Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. As noted above, the Company has significant net operating loss carryforwards for U.S. federal income taxes purposes which are available to offset the potential tax liability if the earnings were to be distributed.

12.           Commitments and Contingencies

              The Company leases facilities and equipment under noncancelable operating leases and equipment under noncancelable capital leases. Interest rates on the capital leases range from 9.0% to 9.2%.

              Rent expense under all operating leases for the years ended December 31, 2001, 2000 and 1999 was $1,002,000, $1,396,000 and $1,946,000,
     respectively.

              Future minimum lease payments under the Company's leases as of December 31, 2001 are as follows:

                                                             Operating Leases       Capital Leases
              2002                                                $ 991,000              $ 45,000
              2003                                                  235,000                     -
              2004                                                  170,000                     -
              2005                                                   27,000                     -
              2006                                                    2,000
                                                                                                -
              Thereafter                                                  -
                                                                                                -
                                                        ----------------------------------------------
              Total minimum lease payments                      $ 1,425,000              $ 45,000
                                                        ==============================================

              Less:  Amount representing interest                                          (11,000)
                                                                               -----------------------
              Present value of future
                  minimum                                                                  34,000
                  lease payments
              Less:  Current portion                                                       (34,000)
                                                                               -----------------------
                                                                                           $    -
                                                                               =======================

              Future minimum operating lease payments have not been reduced by future minimum sublease rentals of $211,000 in 2002.

              The Company is from time to time involved in certain legal actions and customer disputes arising in the ordinary course of business. In the Company's opinion, the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

     13.      Profit Sharing Plan/Savings Plan

              The Company maintains a voluntary profit sharing plan, including a
     Section 401(k) feature, covering all qualified and eligible employees. Company contributions to the profit sharing plan are determined at the discretion of the Board of Directors. Effective July 1, 1998, the Company began matching 25% of eligible employees' contributions to the 401(k) plan up to a maximum of 1.5% of each employee's compensation. The Company expensed approximately $33,000, $133,000, and $127,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

     14.      Equity Plans

     Stock Option Plans

              The Company has Stock Option Plans (the "Plans") under which incentive and non-qualified stock options may be granted to its employees, officers, directors and others. Generally, incentive stock options are granted at fair value, become exercisable over a four-year period, and are subject to the employee's continued employment. Non-qualified options are granted at exercise prices determined by the Board of Directors and vest over varying periods. A summary of the status of the Company's stock options as of December 31, 2001, 2000 and 1999 and changes during the years then ended is as follows:


                                                                OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                             Shares                          Wtd. Avg.                       Wtd. Avg.
                                           Available                         Exercise                        Exercise
                                           for Grant         Shares            Price             Shares        Price
                                           ---------------- --------------- ----------------- ------------ --------------
    Balance, January 1, 1999                816,000         2,025,000         $ 2.16             991,000       $ 2.29
       Granted at below market             (572,000)          572,000           3.24
       Granted at market                   (413,000)          413,000           2.48
       Granted outside Plan at market           -               9,000           1.73
       Cancelled                            563,000          (563,000)          2.50
       Cancelled outside Plan                   -              (9,000)          1.69
       Exercised                                -            (569,000)          1.73
                                           ---------------- --------------- ----------------- ------------ --------------
    Balance, December 31, 1999              394,000         1,878,000           2.33             702,000         2.08
       Granted at market                   (780,000)          780,000           2.37
       Cancelled                            849,000          (849,000)          2.89
       Cancelled outside Plan                   -              (9,000)          1.69
       Exercised                                -            (671,000)          1.49
                                           ---------------- --------------- ----------------- ------------ --------------
    Balance, December 31, 2000              463,000         1,129,000           2.64             256,000         4.20
       Authorized                         1,400,000             -                 -
       Granted at market or above          (661,000)          661,000           1.00
       Cancelled                            199,000          (199,000)          4.51
       Cancelled outside of plan                -              (3,000)          1.69
       Expired                              (13,000)            -                 -
                                           ---------------- --------------- ----------------- ------------ --------------
    Balance, December 31, 2001             1,388,000        1,588,000          $1.72             408,000       $ 2.44
                                           ================ =============== ================= ============ ==============



              The following table summarizes information about stock options outstanding at December 31, 2001:

                                              OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                 ----------------------------------------------------    --------------------------------
                                                    Weighted
                                                     Average           Weighted                           Weighted
           Range of                 Number          Remaining          Average             Number          Average
            Exercise              Outstanding     Contractual        Exercise Price       Exercisable   Exercise Price
            Prices                                Life (yrs)
-------------------------------------------------------------------------------------------------------------------------
         $ 0.81   -      $0.97        843,000        6.92                 $0.92           106,000             $0.90
           1.06   -       1.69        368,000        8.58                  1.39            77,000              1.69
           2.50   -       6.25        377,000        7.15                  3.81           225,000              3.42
-------------------------------------------------------------------------------------------------------------------------

         $ 0.81   -      $6.25      1,588,000        7.36                 $1.72           408,000             $2.44
=========================================================================================================================

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

              The Company accounts for options and the employee stock purchase plan under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," under which deferred compensation expense has been recorded in 1999 and prior for options granted with exercise prices below fair value. The deferred compensation is charged to expense ratably over the vesting period. Had compensation cost for the Company's stock options and employee stock purchase plan been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and basic and diluted net income (loss) per share would have been:

                                                         2001                   2000                    1999
                                                   ---------------------- ----------------------- ------------------
    Net loss - as reported                         $  (1,522,000)         $  (4,789,000)          $  (3,576,000)
    Net loss - pro forma                           $  (1,908,000)         $  (5,137,000)          $  (4,000,000)

    Basic and diluted loss
       per share -  as reported                    $       (0.10)         $       (0.33)          $       (0.26)

    Basic and diluted loss
        per share -   pro forma                    $       (0.13)         $       (0.35)          $       (0.29)


              The weighted average fair value of those options granted during the years ended December 31, 2001, 2000 and 1999 was estimated as $0.71, $1.60 and $1.87, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.45%, 6.35% and 5.72% for 2001, 2000 and 1999 grants, respectively; an expected life of six years; volatility of 85%; and a dividend yield of zero for 2001, 2000 and 1999 grants.

              The weighted average fair value of the employee purchase rights granted in 2001, 2000 and 1999 was $0.34, $0.71 and $0.78, respectively.
     The fair value of the purchase rights was estimated using the Black-Scholes model with the following weighted average assumptions: risk-free interest rate of 5.53%, 6.26% and 4.58% for 2001, 2000 and 1999, respectively; an expected life of six months; volatility of 85%; and a dividend yield of zero for 2001, 2000 and 1999.

     Dividend Distribution

              On June 30, 2000, the Company paid a dividend of $2.05, or $30,376,000.

     Employee Stock Purchase Plan

              In May 1995, the Company adopted an employee stock purchase plan (the "ESPP") which allows full-time employees with one year of service the opportunity to purchase shares of the Company's common stock through payroll deductions at the end of bi-annual purchase periods. The purchase price is the lower of 85% of the average market price on the first or last day of the purchase periods. An employee may purchase up to a maximum of 500 shares or 10% of the employee's base salary, whichever is less, provided that the employee's ownership of the Company's stock is less than 5% as defined in the ESPP. Pursuant to the ESPP, 250,000 shares of common stock were reserved for issuance. During 2001, 2000 and 1999, shares purchased were 8,145, 11,207 and 20,216, respectively. At December 31, 2001, there were 161,581 shares available for future purchases.

     15.      Related Party Transactions

              In 2001, 2000 and 1999, the Company paid premiums on behalf of the majority stockholder and his wife of $69,600, $69,600 and $75,000, respectively, under split dollar life insurance policies.

              On December 31, 1999, the Company's majority stockholder and Chairman (the "stockholder") ceased active employment with the Company. He was engaged as a consultant for the period from January 1, 2000 until December 31, 2000. Under the terms of the consulting agreement, the stockholder received annual compensation of $354,000, split dollar life insurance benefits and indemnification for tax liabilities during the
     Company's S-corporation status. The Company charged to expense $304,000 deemed to be consulting services during the fourth quarter of 1999.
              In May 2000, the Company's majority stockholder and Chairman resumed his previous duties as President and Chief Executive Officer.

     16.      Geographic Segment Data

              The Company operates in one business segment. The following table presents information about the Company's operations by geographic area:

    Year ended December 31,                                 2001                   2000                     1999
    -------------------------------------------------------------------------------------------------------------------
    Revenues:
         Software license fees
              United States
                    Domestic                        $       3,470,000       $     2,193,000       $      7,831,000
                    Export                                    209,000                62,000                982,000
                                                    -------------------------------------------------------------------
                         Total United States
                             software license fees          3,679,000             2,255,000              8,813,000


              Europe                                        1,625,000             3,010,000              1,334,000
              Other foreign                                 1,080,000             1,289,000              1,165,000
                                                    -------------------------------------------------------------------
                         Total foreign software
                             license fees                   2,705,000             4,299,000              2,499,000
                                                    -------------------------------------------------------------------
                         Total software                     6,384,000             6,554,000             11,312,000
    license fees

         Services and maintenance
              United States
                    Domestic                                7,444,000             9,011,000             13,968,000
                    Export                                    351,000               506,000              1,447,000
                                                    -------------------------------------------------------------------
                          Total United States
                              service and
                              maintenance revenue           7,795,000             9,517,000             15,415,000
                                                    -------------------------------------------------------------------

              Europe                                        2,104,000             2,749,000              5,008,000
              Other foreign                                   818,000             1,115,000              1,300,000
                                                    -------------------------------------------------------------------
                          Total foreign service and
                              maintenance revenue           2,922,000             3,864,000              6,308,000
                                                    -------------------------------------------------------------------
                          Total service and
                              maintenance revenue          10,717,000            13,381,000             21,723,000
                                                    -------------------------------------------------------------------
                              Total revenue         $      17,101,000       $    19,935,000        $    33,035,000
                                                    ===================================================================

         Income (loss) from continuing
          Operations
              United States                         $      (1,748,000)      $    (3,970,000)       $    (2,128,000)
              Europe                                         (908,000)           (1,287,000)            (1,673,000)
              Other foreign                                 1,134,000               468,000                225,000
                                                    -------------------------------------------------------------------
                    Total loss from continuing
                              operations            $      (1,522,000)      $    (4,789,000)       $    (3,576,000)
                                                    ===================================================================

         Identifiable assets
              United States                         $      13,274,000       $    16,002,000        $    53,753,000
              Europe                                        3,240,000             4,112,000              3,161,000
              Other foreign                                 1,501,000             1,539,000              1,720,000
                                                    -------------------------------------------------------------------
                    Total assets                    $      18,015,000       $    21,653,000        $    58,634,000
                                                    ===================================================================


     17.      Selected Consolidated Quarterly Financial Data (Unaudited)

    2001 Quarter Ended                             Dec 31,             Sep 30,            Jun 30,           Mar 31,
    ------------------------------------------ ----------------- ------------------- ----------------- -------------------
    Revenues                                       $ 4,266,000        $ 3,450,000     $ 4,386,000           $ 4,999,000
    Gross profit                                     2,252,000          1,791,000       2,358,000             2,924,000
    Net (loss) income                                 (935,000)          (560,000)       (196,000)              169,000

    Basic and diluted net (loss) income
      per share                                          (0.06)             (0.04)          (0.01)                  0.01

    Shares used in computing basic
      and diluted net (loss) income per                 14,616             14,612          14,661                14,698
      share (in thousands)



    2000 Quarter Ended                              Dec 31,            Sep 30,           Jun 30,            Mar 31,
    ------------------------------------------ ----------------- ------------------- ----------------- -------------------
    Revenues                                       $ 3,339,000        $ 5,026,000     $ 5,980,000           $ 5,590,000
    Gross profit                                       979,000          2,652,000       2,525,000             2,034,000
    Loss from continuing operations                 (2,329,000)          (287,000)     (1,667,000)             (799,000)
    Gain on sale of discontinued
       Operations                                            -           293,000                -                     -
                                               ----------------- ------------------- ----------------- -------------------
    Net (loss) income                              (2,329,000)              6,000     (1,667,000)             (799,000)

    Basic and diluted loss per share
        Continuing operations                            (0.16)            (0.02)          (0.12)                (0.06)
        Gain on sale of discontinued
           operations                                        -              0.02                -                     -
                                               ----------------- ------------------- ----------------- -------------------
        Net loss                                         (0.16)                -           (0.12)                (0.06)


    Shares used in computing basic
       and diluted net loss per share                   14,821             14,821          14,373                14,231
       (in thousands)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On June 11, 2001, the Company engaged the accounting firm of BDO Seidman, LLP as independent public accountants for the fiscal year ended December 31, 2001 replacing Arthur Andersen as the current auditors. As of December 2001, there are no changes in and disagreements with BDO Seidman, LLP nor Arthur Andersen, LLP on accounting and financial disclosures.


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

     Bernard M. Goldsmith, 58, joined the Company's Board of Directors in April 1999 and is a member of the Audit Committee. He currently serves as Managing Director of Updata Capital, Inc. He is also Manager of Fallen Angel Capital, LLC, which is the general partner of Fallen Angel Equity Fund, L.P., which currently beneficially owns more than 5% of the shares of Common Stock of the Company. Mr. Goldsmith also serves on the boards of directors of Compuware Corporation, Dendrite International, Inc. and Frontstep, Inc. Mr. Goldsmith has a B.A. in business administration from Rutgers University.

     Adrian A. Peters, 52, joined the Company's Board of Directors in June 2000 and is a member of the Audit Committee. He is the President and founder of Tellstone (previously Boston Partners), a firm that specializes as strategic advisors to high-tech firms. From 1986 through 1995, he held various positions as President and CEO of Siemens AG companies. Prior to that he held senior positions at Federale, an investment firm, Arthur Andersen Consulting and IBM. Mr. Peters studied science and engineering at the University of Stellenbosch in South Africa as well as management at Harvard Business School.

     Isidore Sobkowski, 45, joined the Company's Board of Directors in June 2000 and is a member of the Audit Committee. He currently serves as the President and Chief Executive Officer of PrimeCloud, Inc. From 1994 through 1998, he served as the President and Chief Executive Officer at Professional Help Desk, and upon its acquisition by Computer Associates, served from 1998 through 2000 as a Division Vice President at Computer Associates. From 1984 through 1994, he served as President and Chief Executive Officer of Knowledge Associates, Ltd. Mr. Sobkowski received a Bachelor of Science in Computer Science from City College of New York in 1978 and a Master of Science in Computer Science from City College of New York in 1982.

     Rick Etskovitz, 47, joined the Company in June 2000 when he was elected Chief Financial Officer and Treasurer. He is a certified public accountant and shareholder of a local accounting firm. From 1986 through 1993, he worked with the Company as the engagement partner with its independent accounting firm.

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

     Jim Kirby, 36, joined the Company in January, 2000 as Vice President of Sales and Marketing based in Horsham, Pennsylvania. Mr. Kirby is responsible for the leadership, direction and management of the Company's marketing, direct and indirect sales channels and pre-sales organization in the Americas. Mr. Kirby moved to Astea from Base Ten System, Inc., an application software development company, where he was vice president and general manager responsible for North American sales, marketing, professional services and customer support. Previously, he held various leadership and management positions during a 13-year tenure with Honeywell, Inc. Mr. Kirby is a graduate of Villanova University.

     Clark E. Fuss, Jr., 42, joined the Company in October 2000 as Director of Professional Services and was promoted to Vice President of Customer Services in September 2001 managing Professional Services, Custom Development and Life Cycle Support. From March 1999 to October 2000 he served as Director of Client Services at Access Technologies Group of Plymouth Meeting, PA., a web based training developer. From December 1996 to February 1999 Mr. Fuss served as Vice President of Operations for FYI Interactive of Bala Cynwyd, PA an interactive call center providing audiotext and infotainment programs. Mr. Fuss has a B.A. in Communications from Norfolk State University.

     Section 16(a) of the Exchange Act requires the Company's Directors, executive officers and holders of more than 10% of the Company's Common Stock (collectively, "Reporting Persons") to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Such persons are required by regulations of the Commission to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the fiscal year ended December 31, 2001 and written representations from certain Reporting Persons, the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended December 31, 2001.

Item 11. Executive Compensation.

     The following table sets forth information concerning the compensation for services in all capacities to the Company for the fiscal years ended December 31, 2001, 2000, and 1999, of the following persons (i) each person who served as Chief Executive Officer during the year ended December 31, 2001, (ii) the only other executive officer of the Company in office at December 31, 2001 who earned more than $100,000 in salary and bonus in fiscal 2001 (collectively, the "Named Executive Officers"), and (iii) one former executive officer of the Company who was not employed by the Company on December 31, 2001, but otherwise would have been named an executive officer.

                           SUMMARY COMPENSATION TABLE



                                                                                       Long-Term
                                                   Annual Compensation                Compensation
                                        -------------------------------------------
                                                                                       Securities
                                                                                      Underlying
                                                                                        Options         All Other
      Name and Principal Position          Year        Salary ($)     Bonus ($)      (# of shares)   Compensation ($)
      ---------------------------          -----       -----------    ----------     -------------   ----------------
Zack B. Bergreen                            2001         $134,381         --          400,000 (1)          $ 69,600(2)
Chairman of the Board and Chief             2000          233,971         --              --                242,897(3)
    Executive Officer                       1999          300,000         --              --                 74,800(2)

Rick Etskovitz                              2001         $119,160         --           25,000 (4)           --
Chief Financial Officer                     2000           55,538                      25,000 (4)

Jim Kirby                                   2001         $238,860         --              --                --
Vice President, Sales, North America        2000          158,125      $94,841        100,000 (4)

Jacques Cormier                             2001         $122,000         --              --                --
Vice President, Software Solutions          2000

Clark Fuss                                  2001         $102,502         --           50,000 (4)           --
Vice President, Customer Services


(1) Represents options to purchase shares of Common Stock, which was awarded as compensation for a decrease taken in salary.
(2) Includes premiums for term, split-dollar life insurance paid by the Company on behalf of the Named Executive Officer.
(3) Includes premiums for term, split-dollar life insurance paid by the Company on behalf of the Named Executive Officer, payout for consulting services performed January 2000 through May 2000, and vacation payout.
(4) Represents options to purchase shares of Common Stock, which was awarded based on merit.

Option Grants in Last Fiscal Year

     The following table sets forth each grant of stock options made during the year ended December 31, 2001 to each of the Named Executive Officers:

                                                                          Individual Grants
                                               Percent of
                                                 Total                                 Potential Realizable Value at
                               Number of        Options                                           Assumed
                               Securities      Granted to                               Annual Rates of Stock Price
                               Underlying      Employees      Exercise                    Appreciation for Option
                                Options        In Fiscal       Price     Expiration           Terms(2)
Name                          Granted (#)        Year       ($/Share)(1)    Date           5%($)      10%($)
----                          -----------        ------     ------------    ----           -----     -------
Zack Bergreen                  400,000(3)         61%          $0.96     10/02/2006       $490,092         $618,436

Rick Etskovitz                  25,000(4)          4%          $1.14     05/11/2011       $46,425          $73,925

Clark Fuss                      50,000(4)          8%          $0.85     11/09/2011       $69,250          $110,250


(1) The exercise price per share of each option was fixed by the Board of Directors.
(2) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the market value of the Company's Common Stock on the date of option grant over the term of the options. These numbers are calculated based on rules promulgated by the Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Company's Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individual.
(3) Options to purchase 400,000 shares were granted in compensation for a decrease in salary during 2001. Options will vest in equal installments on each of the first four anniversaries of the grant date. In accordance with the Stock Option Plan, the exercise price is valued at 1.05% of market and the expiration date is 5 years from the date of grant.
(4) Options to purchase shares will vest in equal installments on each of the first four anniversaries of the grant date.



Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

         The following table sets forth, for each of the Named Executive Officers, information with respect to the exercise of stock options during the year ended December 31, 2001 and the year-end value of unexercised options:

                                                                                   Value of Unexercised
                               Shares                 Numbers of Unexercised       In-the-Money Options
              Name          Acquired on     Value       Options at Year End            at Year End
                            Exercise(#)   Realized($) Exercisable/Unexercisable Exercisable/Unexercisable
      Zack B. Bergreen          --            --             0/400,000                     --

      Rick Etskovitz            --            --            6,250/43,750                   --

      Jim Kirby                 --            --          105,000/155,000                  --

      Jacques Cormier           --            --           11,250/21,250                   --

      Clark Fuss                --            --            1,250/53,750                   --


Employment Agreements and Severance Arrangements with Executive Officers

         The Company has not entered into employment agreements with any of its current Executive Officers.

Board Interlocks and Insider Participation

     No executive officer of the Company served as a member of the Board of Directors, compensation committee, or other committee performing equivalent functions, of another entity one of whose executive officers served as a Director of the Company. Other than Mr. Bergreen, no person who served as a member of the Board was, during the fiscal year ended December 31, 2001, simultaneously an officer, employee or consultant of the Company or any of its subsidiaries. Mr. Bergreen did not participate in any Company determination of his own personal compensation matters.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth as of March 25, 2002: (i) the name of each person who, to the knowledge of the Company, owned beneficially more than 5% of the shares of Common Stock of the Company outstanding at such date; (ii) the name of each Director; and (iii) the name of each current executive officer of the Company. The following table also sets forth as of March 25, 2002 the number of shares owned by each of such persons and the percentage of the outstanding shares represented thereby, and also sets forth such information for Directors, nominees and executive officers as a group.

Name and Address Of Beneficial Owner                        Amount of Ownership(1)    Percent of Class(2)
Zack B. Bergreen(3)                                                6,811,708                 46.7%
    c/o Astea International
    455 Business Center Drive
   Horsham, Pennsylvania 19044

Fallen Angel Equity Fund, L.P.(4)                                  2,182,500                 15.0%
    960 Holmdel Road
    Holmdel, NJ 07733

Barry M. Goldsmith(5)                                              2,184,040                 15.0%

Adrian Peters                                                          0                       *

Isidore Sobkowski                                                      0                       *

Rick Etskovitz                                                      10,000                     *

Jacques Cormier                                                     22,000                     *

Jim Kirby                                                              0                       *

All current directors, nominees and executive officers as          9,027,748                 61.8%
a group (7 persons)(1)-(5)
  ------------------------

   * Less than 1% of the outstanding shares of Common Stock.
(1) Except as noted in the footnotes to this table, each person or entity named in the table has sole voting and investment power with respect to all shares of Common Stock owned, based upon information provided to the Company by Directors, officers and principal stockholders. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission") and includes voting and investment power with respect to shares of Common Stock subject to options currently exercisable or exercisable within 60 days after the Record Date ("presently exercisable stock options").
(2) Applicable percentage of ownership as of the Record Date is based upon 14,598,030 shares of Common Stock outstanding as of that date. Beneficial ownership is determined in accordance with the rules of the Commission and includes voting and investment power with respect to shares. Presently exercisable stock options are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.
(3) Includes 2,036,276 shares of Common Stock held by trusts of which Mr. Bergreen and his wife are the only trustees, 271,342 shares held by trusts with independent trustees, and 1,200,000 shares of Common Stock held by a family limited partnership of which Mr. Bergreen is the sole general partner.
(4) As reported on Schedule 13D and Form 4. Mr. Goldsmith is Manager of Fallen Angel Capital, LLC, which is the general partner of Fallen Angel Equity Fund, L.P.
(5) Represents 1,540 shares directly owned by Mr. Goldsmith and 2,182,500 shares held by Fallen Angel Equity Fund, L.P. as reported on Schedule 13D and Form 4. Mr. Goldsmith is Manager of Fallen Angel Capital, LLC, which is the general partner of Fallen Angel Equity Fund, L.P. Mr. Goldsmith disclaims beneficial ownership of the shares of Common Stock held by Fallen Angel Equity Fund, L.P.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)(1)(A) Consolidated Financial Statements.

          i)        Consolidated Balance Sheets at December 31, 2001 and 2000

          ii) Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999

          iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999

          iv) Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

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

          10.26 Transfer of Rights Agreement regarding PowerHelp (Incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

          10.27 Guaranty in connection with Transfer of Rights Agreement regarding PowerHelp (Incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

          21.1*     Subsidiaries of the Registrant.

          23.1*     Consent of BDO Seidman, LLP.

          23.2*     Consent of Arthur Andersen, LLP.

          24.1*     Powers of Attorney (See the Signature Page).

                  -------------------
         *        Filed herewith

          (b)       Reports on Form 8-K.

         On March 6,  2001,  the  Company  filed a  current  report  on Form 8-K relating  to the  Company's  failure  to  comply  with  the  $1.00  minimum  bid
requirement  for  continued  listing  set  forth  in  Nasdaq   marketplace  Rule
4450(a)(5) and that its shares are, therefore, subject to delisting from The Nasdaq National Market.

         On May 7, 2001, the Company filed a current report on Form 8-K relating to a letter received from The Nasdaq Stock Market, Inc. notifying the Company that the common stock will continue to be listed on The Nasdaq National Market.

         On June 18, 2001, the Company filed a current report on Form 8-K relating to a change in auditors. BDO Seidman, LLP was engaged as the independent public accountants replacing Arthur Andersen, LLP.

         On June 22, 2001, the Company filed an amendment to a current report on Form 8-K/A relating to a change in auditors.

          (c)       Exhibits.

         The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) set forth above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 1st day of April 2002.

                                         ASTEA INTERNATIONAL INC.


                                         By: /s/Zack Bergreen
                                             -------------------------------
                                             Zack Bergreen
                                             President and Chief
                                             Executive Officer

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

     Signature                             Title                               Date
  /s/Zack Bergreen            President and Chief Executive               March 29, 2002
  ---------------------       Officer (Principal Executive Officer)
  Zack Bergreen

  /s/Rick Etskovitz           Vice President and Chief                    March 29, 2002
  ---------------------       Financial Officer (Principal
  Rick Etskovitz              Financial and Accounting
                              Officer)

  /s/Barry M. Goldsmith       Director                                    March 29, 2002
  ---------------------
  Barry M. Goldsmith

  /s/Zack Bergreen            Director                                    March 29, 2002
  ---------------------
  Zack Bergreen
