Form 10-Q
period 2002-03-31
ASTEA INTERNATIONAL INC
filed 2002-05-15
CIK 945989

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

For the quarterly period ended          March 31, 2002
                               ------------------------------

                                       or

[ ]Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange
     Act of 1934.

For the transition period from                            to
                                             --------         ---------

                         Commission File Number: 0-26330

                            ASTEA INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                         23-2119058
     --------------------------------                     --------------------
      (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)

         455 Business Center Drive, Horsham,  PA                       19044
         ---------------------------------------------             ------------
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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of May 10, 2002, 14,601,530 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                                          ASTEA INTERNATIONAL INC.

                                                 FORM 10-Q
                                              QUARTERLY REPORT
                                                   INDEX

                                                                                                  Page No.
Facing Sheet                                                                                         1

Index                                                                                                2

PART I - FINANCIAL INFORMATION

Item 1.             Consolidated Financial Statements

                    Consolidated Balance Sheets (Unaudited)                                           3

                    Consolidated Statements of Operations (Unaudited)                                 4

                    Consolidated Statements of Cash Flows (Unaudited)                                 5

                    Notes to Unaudited Consolidated Financial Statements                              6

Item 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                               7

Item 3.             Quantitative and Qualitative Disclosure About Market Risk                        10

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings                                                                10

Item 2.             Changes in Securities and Use of Proceeds                                        10

Item 3.             Defaults upon Senior Securities                                                  10

Item 4.             Submission of Matters to a Vote of Security Holders                              10

Item 5.             Other Information                                                                10

Item 6.             Exhibits and Reports on Form 8-K                                                 10

                    Signatures                                                                       12




PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                         ASTEA INTERNATIONAL INC.
                                        CONSOLIDATED BALANCE SHEETS

                                                                        March 31,            December 31,
                                                                          2002                   2001
                                                                      ------------           ------------
                                ASSETS                                 (Unaudited)
Current assets:
  Cash and cash equivalents                                           $  3,780,000           $  4,071,000

  Investments available for sale                                         2,995,000              2,987,000
  Receivables, net of reserves of $940,000 and $955,000                  7,108,000              7,343,000
  Prepaid expenses and other                                               991,000                822,000
                                                                      ------------           ------------
          Total current assets                                          14,874,000             15,223,000

Property and equipment, net                                                580,000                617,000
Capitalized software, net                                                1,382,000              1,412,000
Other assets                                                               730,000                763,000
                                                                      ------------           ------------
          Total assets                                                $ 17,566,000           $ 18,015,000
                                                                      ============           ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                   $     13,000           $     34,000
  Accounts payable and accrued expenses                                  3,360,000              3,627,000
  Deferred revenues                                                      4,396,000              4,249,000
                                                                      ------------           ------------
          Total current liabilities                                      7,769,000              7,910,000

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
      authorized, none issued                                                    -                      -
   Common stock, $.01 par value, 25,000,000 shares
      authorized, 14,825,000 outstanding                                   148,000                148,000
   Additional paid-in capital                                           22,674,000             22,674,000
   Cumulative translation adjustment                                    (1,272,000)            (1,256,000)
   Accumulated deficit                                                 (11,534,000)           (11,239,000)
   Less:  treasury stock at cost, 223,000 and 227,000                     (219,000)              (222,000)
                                                                      ------------           ------------
                  Total stockholders' equity
                                                                         9,797,000             10,105,000
                                                                      ------------           ------------
                  Total liabilities and stockholders' equity          $ 17,566,000           $ 18,015,000
                                                                      ============           ============

                     See accompanying notes to the consolidated financial statements.

                                          ASTEA INTERNATIONAL INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Three Months Ended
                                                                                     March 31,
                                                                             2002                2001
                                                                        (Unaudited)
                                                                        ------------           ------------
Revenues:
   Software license fees                                                $  1,466,000           $  2,282,000
   Services and maintenance                                                2,487,000              2,717,000
                                                                        ------------           ------------
              Total revenues                                               3,953,000              4,999,000
                                                                        ------------           ------------

Costs and expenses:
    Cost of software license fees                                            275,000                228,000
   Cost of services and maintenance                                        1,632,000              1,847,000
   Product development                                                       440,000                583,000
    Sales and marketing                                                    1,259,000              1,438,000
    General and administrative                                               629,000                841,000
                                                                        ------------           ------------
              Total costs and expenses                                     4,235,000              4,937,000
                                                                        ------------           ------------
(Loss) income from operations                                               (282,000)                62,000

Interest income, net                                                          38,000                107,000
                                                                        ------------           ------------
(Loss) income before income taxes                                           (244,000)               169,000

Income tax expense                                                            50,000                      -
                                                                        ------------           ------------
Net (loss) income                                                       $   (294,000)          $    169,000
                                                                        ============           ============

Basic and diluted (loss) earnings per share:
     Net (loss) income per share                                        $      (0.02)          $       0.01
Shares outstanding used in computing basic (loss) earnings
     per share                                                            14,602,000             14,698,000
  Shares outstanding used in computing diluted (loss) earnings
   per  share                                                             14,602,000             14,772,000



                      See accompanying notes to the consolidated financial statements.



                                                    ASTEA INTERNATIONAL INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)

                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                                 2002                   2001
                                                                                              -----------           -----------
                                                                                              (Unaudited)
Cash flows from operating activities:
   Net (loss) income                                                                          $  (294,000)          $   169,000
   Adjustments to reconcile net (loss) income to net cash (used in)
provided by
        operating activities:
           Depreciation and amortization                                                          329,000               388,000
   Changes in operating assets and liabilities:
            Receivables                                                                           172,000               (92,000)
            Prepaid expenses and other                                                           (156,000)               18,000
            Other assets                                                                           33,000                     -
            Accounts payable and accrued expenses                                                (114,000)              (91,000)
            Accrued restructuring                                                                (156,000)                    -
            Deferred revenues                                                                     167,000              (261,000)
                                                                                              -----------           -----------
   Net cash (used in) provided by operating activities                                            (19,000)              131,000
                                                                                              -----------           -----------

Cash flows from investing activities:
            Purchases of investments                                                               (9,000)           (2,485,000)
            Purchases of property and equipment                                                   (67,000)              (76,000)
            Capitalized  software development costs                                              (188,000)             (150,000)
                                                                                              -----------           -----------
   Net cash used in investing activities                                                         (264,000)           (2,711,000)
                                                                                              -----------           -----------

Cash flows from financing activities:
            Proceeds from exercise of stock options and employee stock purchase plan                2,000                 3,000
            Repayments of debt                                                                    (21,000)              (53,000)
            Purchases of treasury stock                                                                 -              (157,000)
                                                                                              -----------           -----------
   Net cash used in financing activities                                                          (19,000)             (207,000)
                                                                                              -----------           -----------

   Effect of exchange rate changes on cash
                                                                                                   11,000                40,000
                                                                                              -----------           -----------
   Net decrease in cash and cash equivalents                                                     (291,000)           (2,747,000)
   Cash, beginning of period
                                                                                                4,071,000             5,208,000
                                                                                              -----------           -----------
   Cash, end of period                                                                        $ 3,780,000           $ 2,461,000
                                                                                              ===========           ===========


                      See accompanying notes to the consolidated financial statements.


                            ASTEA INTERNATIONAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.    BASIS OF PRESENTATION
      ----------------------

The consolidated financial statements at March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 of Astea International Inc. and
subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's 2001 Annual Report on Form 10-K which are hereby incorporated by reference in this quarterly report on Form 10-Q. Results of operations and cash flows for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year.

2.       RESTRUCTURING CHARGES

During the fourth quarter of 2001, the Company recorded a restructuring charge of $409,000 in connection with severance costs to downsize the Company's employment rolls ($211,000) and eliminate excess office space ($198,000). During the first quarter of 2002, the Company made payments of $156,000 related to the 2001 Restructuring Plan, including severance obligations of $133,000 and $23,000 related to lease obligations.

3.   STOCKHOLDERS' EQUITY/COMPREHENSIVE LOSS
     ---------------------------------------

The reconciliation of Stockholders' Equity and comprehensive loss from December 31, 2001 to March 31, 2002 is summarized as follows:

                                                              Cumulative
                                              Additional       Currency
                                 Common        Paid-In       Translation     Accumulated     Treasury    Comprehensive
                                   Stock       Capital        Adjustment       Deficit        Stock          Loss
                                 ----------- -------------- ---------------- -------------- ------------ ---------------
Balance at December 31, 2001      $148,000    $22,674,000     $(1,256,000)    $(11,239,000) $ (222,000)  $          -
Issuance of common stock
   under employee stock
   purchase plan                         -              -               -           (1,000)      3,000              -
Cumulative translation
   adjustment                            -              -         (16,000)               -           -        (16,000)
Net loss                                 -              -               -         (294,000)          -       (294,000)
                                 ----------- -------------- ---------------- -------------- ------------ ---------------
Balance at March 31, 2002         $148,000    $22,674,000    $ (1,272,000)    $(11,534,000) $ (219,000)    $ (310,000)
                                 =========== ============== ================ ============== ============ ===============

4.   MAJOR CUSTOMERS
     ---------------

The Company had no customers that accounted for 10% or more of revenues in the first quarter of 2002.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

Overview

This document contains various forward-looking statements and information that are based on management's beliefs, assumptions made by management and information currently available to management. Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these, as well as other risks and uncertainties, are described in more detail herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

Critical Accounting Policies

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of its financial statements. The significant accounting policies of Astea International Inc. are described in Note 2 of the Notes to the Consolidated Financial Statement of Operations Procedures in the Company's Annual Report on Form 10-K. The significant accounting policies that the Company believes are the most critical to aid in fully understanding its reported financial results include the following:

Revenues

Revenue is recognized in accordance with Statement of Position (SOP) 97-2, which provides guidelines on the recognition of software license fee revenue. Principally, revenue may be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the license fee is fixed and determinable and the collection of the fee is probable. The Company allocates a portion of its software revenue to post-contract support activities or to other services or products provided to the customer free of charge or at non-standard discounts when provided in conjunction with the licensing arrangement. Amounts allocated are based upon standard prices charged for those services or products. Software license fees for resellers or other members of the indirect sales channel are based on a fixed percentage of the Company's standard prices. The Company recognizes software license revenue for such contracts based upon the terms and conditions provided by the reseller to its customer.

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

Capitalized Software and Research Development Costs

Our policy on capitalized software costs determines the timing of our recognition of certain development costs. In addition, this policy determined whether the cost is classified as development expense or cost of license fees. Management is required to use professional judgement in determining whether development costs meet the criteria for immediate expense or capitalization.

Results of Operations

Comparison of Three Months Ended March 31, 2002 and 2001


Continuing Operations

Revenues

Revenues decreased $1,046,000, or 21%, to $3,953,000 for the three months ended March 31, 2002 from $4,999,000 for the three months ended March 31, 2001. Software license fee revenues decreased $816,000, or 36%, from the same period last year. Services and maintenance fees for the three months ended March 31, 2002 amounted to $2,487,000, a 9% decrease from the same quarter in 2001.

The Company's international operations contributed $1,201,000 of revenues in the first quarter of 2002 compared to $1,798,000 in the first quarter of 2001. This represents a 33% decrease from the same period last year and 30% of total revenues in the first quarter 2002. The decrease in revenues is due to the economic conditions in the international markets.

Software license fee revenues decreased 36% to $1,466,000 in the first quarter of 2002 from $2,282,000 in the first quarter of 2001. The decrease is primarily attributable to Alliance Enterprise license revenues that decreased $795,000 or 38%, to $1,289,000 in the first quarter of 2002 from $2,084,000 in the first quarter of 2001. DISPATCH-1 accounted for 12% of total software license fee revenues in the first quarter of 2002 compared to 9% of total license fee revenues in the first quarter of 2001. The decrease in license revenue is a direct result of the continuation of the economic downturn resulting in an extended sales cycle.

Services and maintenance revenues decreased 9% to $2,487,000 in the first quarter of 2002 from $2,717,000 in the first quarter of 2001. The decrease primarily relates to service and maintenance revenues from DISPATCH-1 which decreased $353,000 to $1,062,000 from $1,415,000 in the first quarter of 2001. The decrease in DISPATCH-1 service and maintenance revenue is due to the anticipated decline in demand for these services including the decrease in service and maintenance revenue from two major customers that purchased DISPATCH-1 source code in prior years. The decrease in DISPATCH-1 service and maintenance revenues was partially offset by an increase of $123,000 in AllianceEnterprise services.

Costs of Revenues

Cost of software license fees increased 21% to $275,000 in the first quarter of 2002 from $228,000 in the first quarter of 2001. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $217,000 and $200,000 in the first quarter of 2002 and 2001, respectively. The cost of software license fees increased due to increased third party product costs. The software licenses gross margin percentage was 81% in the first quarter of 2002 compared to 90% in the first quarter of 2001. This decrease in gross margin was attributable to the cost of certain third party costs included in 2002 cost of license fees and the relationship of the fixed cost of amortized capitalized software to a lower level of sales in 2002.

Cost of services and maintenance decreased 12% to $1,632,000 in the first quarter of 2002 from $1,847,000 in the first quarter of 2001. The decrease in cost of service and maintenance is primarily attributed to fewer DISPATCH-1 service personnel due to the decreasing demand for its services. The services and maintenance gross margin percentage was 34% in the first quarter of 2002 compared to 32% in the first quarter of 2001. The increase in services and maintenance gross margin was primarily due to increased utilization for Alliance Enterprise service professionals.

Product Development

Product development expense decreased 26% to $440,000 in the first quarter of 2002 from $583,000 in the first quarter of 2001. The decrease in product development expenses is attributable to the increased capitalization of software costs and favorable exchanges which allowed an equal level of activity at lower costs. Product development as a percentage of revenues was 11% in the first quarter of 2002 compared with 12% in the first quarter of 2001.

Sales and Marketing

Sales and marketing expense decreased 12% to $1,259,000 in the first quarter of 2002 from $1,438,000 in the first quarter of 2001. The decrease in sales and marketing is attributable to reduced headcount as well as lower commission expense from decreased license revenues. As a percentage of revenues, sales and marketing expenses increased to 32% from 29% in the first quarter of 2001.

General and Administrative

General and administrative expenses decreased 25% to $629,000 in the first quarter of 2002 from $841,000 in the first quarter of 2001. The decrease in general and administrative expenses is due to lower bad debt expense and legal costs.

Interest Income, net

Interest income, net decreased $69,000 from $107,000 in the first quarter of 2001. The decrease resulted primarily from lower interest rates earned on invested securities from the same period as last year.

International Operations

Total revenue from the Company's international operations decreased by $597,000, or 33%, to $1,201,000 in first quarter of 2002 from $1,798,000 in the same quarter in 2001. The decrease in revenue from international operations was primarily attributable to the decreasing demand for DISPATCH-1 and reduced service revenues from Alliance Enterprise. International operations resulted in a $284,000 loss for the first quarter ended March 31, 2002 compared to a loss of $96,000 in the same quarter in 2001.

The Company has reviewed the impact of its subsidiaries dominated in German deutsche marks, French francs, and the Dutch guilder converting into the Euro beginning January 1, 2002. This conversion has had no material impact on its systems related to the Company's business activities and financial reporting. The Company is not aware of any circumstances indicating that the introduction of the Euro caused or will cause material misstatements in the Company's accounting records or adversely affects business operations in the future.

Liquidity and Capital Resources

Net cash used in operating activities was $19,000 for the three months ended March 31, 2002 compared to cash provided by operations of $131,000 for the three months ended March 31, 2001. This increase in cash used was primarily attributable to a net loss incurred for the first three months of 2002 of $294,000 as compared to generating net income of $169,000 for the first three months of 2001. The increase was also due to increased payments of prepaid expenses and accounts payable and accrued expenses partially offset by a decrease in accounts receivable and an increase in deferred revenues.

The Company's investing activities used $264,000 of cash in the first three months of 2002 compared to using $2,711,000 of cash in the first three months of 2001. The decrease in cash used is primarily attributable to a decrease in investment purchases.

The Company used $19,000 of cash for financing activities during the three months ended March 31, 2002 compared to cash used of $207,000 in the first three months of 2001. The Company did not purchase any treasury stock during the first three months of 2002, as compared to $157,000 of treasury stock purchases during the first three months of 2001.

At March 31, 2002, the Company had a working capital ratio of 1.9:1, with cash, cash equivalents and investments available for sale of $6,775,000. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the foreseeable future. The Board of Directors from time to time reviews the Company's forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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

o The Company's future success will depend in part on its ability to increase licenses of AllianceEnterprise and other new product offerings, and to develop new products and product enhancements to complement its existing field service, sales automation and customer support offerings.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------

         Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 2002, the Company's investments consisted of U.S. government agencies securities and commercial paper. The Company does not expect any material loss with respect to its investment portfolio.

         Foreign Currency Risk. The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are denominated in foreign currency. The Company does not expect any material loss with respect to foreign currency risk.

         The Company has reviewed the impact of its subsidiaries dominated in German deutsche marks, French francs, and the Dutch guilder converting into the Euro beginning January 1, 2002. This conversion has had no material impact on its systems related to the Company's business activities and financial reporting. The Company is not aware of any circumstances indicating that the introduction of the Euro caused or will cause material misstatements in the Company's accounting records or adversely affects business operations in the future.

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

Item 2.           Changes in Securities and Use of Proceeds
-----------------------------------------------------------

During the quarter ended March 31, 2002, the Company did not purchase any shares of its outstanding common stock. During the quarter ended March 31, 2001, the Company purchased 167,400 shares of its outstanding stock. The shares are recorded in the balance sheet as treasury stock.

Item 3.           Defaults Upon Senior Securities
-------------------------------------------------

     There have been no defaults by the Company on any Senior Securities during the quarter ended March 31, 2002.

Item 4.           Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------------

No matters were submitted to a vote of the Company's stockholders during the first quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

Item 5.           Other Information
-----------------------------------

None.

Item 6.           Exhibits and Reports on Form 8-K
--------------------------------------------------


(A)      Exhibits
                  None.

(B)      Reports on Form 8-K
                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this XX day of May 2002.

                                         ASTEA INTERNATIONAL INC.


                                         By: /s/Zack B. Bergreen
                                             ------------------------------
                                             Zack B. Bergreen
                                             Chief Executive Officer
                                             (Principal Executive Officer)

                                         By: /s/Fredric Etskovitz
                                             ------------------------------
                                             Fredric Etskovitz
                                             Chief Financial Officer
                                             (Principal Financial and Chief
                                             Accounting Officer)