Form 10-Q
period 2002-06-30
ASTEA INTERNATIONAL INC
filed 2002-08-14
CIK 945989

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

For the quarterly period ended          June 30, 2002
                               --------------------------------

                                       or

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

                                      N/A
             (Former name, former address and former fiscal year, if
                           changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of August 12, 2002, 14,604,030 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

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

PART II - OTHER INFORMATION
----------------------------

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

PART I - FINANCIAL INFORMATION


Item 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                       ASTEA INTERNATIONAL INC.
                                      CONSOLIDATED BALANCE SHEETS

                                                                      June 30,           December 31,
                                                                        2002                 2001
                                                                     (Unaudited)
                                                                    ------------         ------------
                                ASSETS
Current assets:
  Cash and cash equivalents                                         $  4,547,000         $  4,071,000
  Investments available for sale                                       1,000,000            2,987,000
  Receivables, net of reserves of $884,000 and $955,000                6,755,000            7,343,000
  Prepaid expenses and other                                             779,000              822,000
                                                                    ------------         ------------
          Total current assets                                        13,081,000           15,223,000

Property and equipment, net                                              529,000              617,000
Capitalized software, net                                              1,302,000            1,412,000
Other assets                                                             597,000              763,000
                                                                    ------------         ------------
          Total assets                                              $ 15,509,000         $ 18,015,000
                                                                    ============         ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                 $       --           $     34,000
  Accounts payable and accrued expenses                                3,167,000            3,627,000
  Deferred revenues                                                    3,949,000            4,249,000
                                                                    ------------         ------------
          Total current liabilities                                    7,116,000            7,910,000

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
      authorized, none issued                                               --                   --
   Common stock, $.01 par value, 25,000,000 shares
      authorized, 14,825,000 outstanding                                 148,000              148,000
   Additional paid-in capital                                         22,674,000           22,674,000
   Cumulative translation adjustment                                  (1,115,000)          (1,256,000)
   Accumulated deficit                                               (13,097,000)         (11,239,000)
   Less:  treasury stock at cost, 221,000 and 227,000 shares            (217,000)            (222,000)
                                                                    ------------         ------------
        Total stockholders' equity                                     8,393,000           10,105,000
                                                                    ------------         ------------
        Total liabilities and stockholders' equity                  $ 15,509,000         $ 18,015,000
                                                                    ============         ============

                   See accompanying notes to the consolidated financial statements.

                                       ASTEA INTERNATIONAL INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        Three Months                              Six Months
                                                       Ended June 30,                           Ended June 30,
                                             ------------------------------------ --- -----------------------------------
                                                  2002                2001                2002                 2001
                                             ---------------    -----------------     --------------      ---------------
                                                         (Unaudited)                             (Unaudited)
Revenues:
     Software license fees                  $    710,000         $  1,487,000         $  2,177,000         $  3,768,000
     Services and maintenance                  2,592,000            2,899,000            5,079,000            5,617,000
                                            ------------         ------------         ------------         ------------

          Total revenues                       3,302,000            4,386,000            7,256,000            9,385,000
                                            ------------         ------------         ------------         ------------

Costs and expenses:
     Cost of software license fees               320,000              373,000              596,000              602,000
     Cost of services and maintenance          1,687,000            1,655,000            3,319,000            3,501,000
     Product development                         502,000              669,000              942,000            1,252,000
     Sales and marketing                       1,572,000            1,383,000            2,831,000            2,822,000
     General and administrative                  659,000              584,000            1,288,000            1,424,000
                                            ------------         ------------         ------------         ------------

          Total costs and expenses             4,740,000            4,664,000            8,976,000            9,601,000
                                            ------------         ------------         ------------         ------------

Loss from operations
     before interest and taxes                (1,438,000)            (278,000)          (1,720,000)            (216,000)

Net interest income                               26,000               82,000               64,000              189,000
                                            ------------         ------------         ------------         ------------
Loss before income tax                        (1,412,000)            (196,000)          (1,656,000)             (27,000)
Income tax expense                              (150,000)                  --             (200,000)                  --
                                            ------------         ------------         ------------         ------------

Net loss                                    $ (1,562,000)        $   (196,000)        $ (1,856,000)        $    (27,000)
                                            ============         ============         ============         ============

Basic and diluted net loss per share        $      (0.11)        $      (0.01)        $      (0.13)        $          -
                                            ============         ============         ============         ============

Shares outstanding used in
     computing basic and diluted net
     loss per share                           14,602,000           14,661,000           14,602,000           14,657,000
                                            ============         ============         ============         ============



                            See accompanying notes to the consolidated financial statements.

                                            ASTEA INTERNATIONAL INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Six Months
                                                                                       Ended June 30,
                                                                              ---------------------------------
                                                                                   2002             2001
                                                                                        (Unaudited)
                                                                              ---------------------------------
Cash flows from operating activities:
   Net loss                                                                   $(1,856,000)        $   (27,000)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
        Depreciation and amortization                                             621,000             738,000
        Changes in operating assets and liabilities:
            Receivables                                                           736,000           1,666,000
            Prepaid expenses and other                                             37,000             225,000
            Other assets                                                          165,000                  --
            Accounts payable and accrued expenses                                (427,000)           (983,000)
            Deferred revenues                                                    (315,000)         (1,411,000)
                                                                              -----------         -----------
   Net cash (used in) provided by operating activities                         (1,039,000)            208,000
                                                                              -----------         -----------

Cash flows from investing activities:
            Sales (purchases) of short-term investments                         1,988,000            (510,000)
            Purchases of property and equipment                                  (113,000)           (114,000)
            Capitalized software development costs                               (308,000)           (300,000)
                                                                              -----------         -----------
   Net cash provided by (used in) investing activities                          1,567,000            (924,000)
                                                                              -----------         -----------

Cash flows from financing activities:
            Proceeds from exercise of stock options and employee
                stock purchase plan                                                 3,000               3,000
            Net repayments of long-term debt                                      (34,000)            (68,000)
            Purchases of treasury stock                                                --            (210,000)
                                                                              -----------         -----------
   Net cash used in financing activities                                          (31,000)           (275,000)
                                                                              -----------         -----------
   Effect of exchange rate changes on cash and cash equivalents                   (21,000)             40,000
                                                                              -----------         -----------

   Net increase (decrease) in cash and cash equivalents                           476,000            (951,000)
   Cash and cash equivalents balance, beginning of period                       4,071,000           5,208,000
                                                                              -----------         -----------
   Cash and cash equivalents balance, end of period                           $ 4,547,000         $ 4,257,000
                                                                              ===========         ===========


                       See accompanying notes to the consolidated financial statements.


                            ASTEA INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION
   ----------------------

The consolidated financial statements at June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 of Astea International Inc. and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's 2001 Annual Report on Form 10-K which are hereby incorporated by reference in this quarterly report on Form 10-Q. Results of operations and cash flows for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

2. RESTRUCTURING CHARGES
   ---------------------

During the fourth quarter of 2001, the Company recorded a restructuring charge of $409,000 in connection with severance costs to downsize the Company's employment rolls ($211,000) and eliminate excess office space ($198,000). During the first six months of 2002, the Company made payments of $229,000 related to the 2001 Restructuring Plan, including severance obligations of $139,000 and lease obligations of $90,000. During the second quarter of 2002, the Company evaluated its restructuring accrual based on the then current facts and determined that $55,000 related to severance costs was not needed for the purposes of the 2001 plan and, accordingly, the accrual was reversed. As of June 30, 2002, $125,000 of restructuring charges remains outstanding.

3. INCOME TAX EXPENSE
   ------------------

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes" which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The realizability of the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. The factors used to assess the likelihood of realization are the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax asset. During the six months ended June 30, 2002, the Company recorded a tax expense of $200,000 to increase its valuation allowance related to its net deferred tax asset based on an assessment of what portion of the asset is more likely than not to be realized, in accordance with FSAS No. 109. The Company will review this provision periodically in the future as circumstances change.

4. STOCKHOLDERS' EQUITY/COMPREHENSIVE LOSS
   ---------------------------------------

The reconciliation of stockholders' equity and comprehensive loss from December 31, 2001 to June 30, 2002 is summarized as follows:

                                                                Cumulative
                                                                 Currency
                                 Common         Additional     Translation     Accumulated       Treasury      Comprehensive
                                   Stock         Paid-In        Adjustment       Deficit           Stock       Income (Loss)
                                   -----         --------       ----------       -------           -----       -------------
                                                 Capital
Balance at December 31, 2001       $148,000      $22,674,000   $(1,256,000)    $(11,239,000)      $(222,000)   $            -
Issuance of common stock
  Under employee stock
  Purchase plan                           -                              -           (2,000)          5,000                 -
Cumulative translation
   Adjustment                             -                -       141,000                -               -           141,000
Net loss for the period                   -                -             -       (1,856,000)              -        (1,856,000)
                                 ------------ ---------------- -------------- ---------------- --------------- ----------------

Balance at June 30, 2002           $148,000      $22,674,000   $(1,115,000)    $(13,097,000)      $(217,000)   $   (1,715,000)
                                 ============ ================ ============== ================ =============== ================


5. MAJOR CUSTOMERS
   ---------------

In the second quarter of 2002, the Company had one customer that accounted for 11% of its total revenues. In the second quarter of 2001, the Company did not have any customers that accounted for 10% or more of its total revenues. For the first six months of 2002 and 2001, there were no customers that accounted for 10% of total revenues.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

The Company  develops,  markets and supports  Customer  Relationship  Management
(CRM) software solutions for companies that sell and service capital equipment. Clients include Fortune 500 to mid-size companies that automate equipment sales and service business processes to increase competitive advantages, top-line revenue growth, profitability and customer loyalty. The Company supports a global client base with a worldwide sales and service network that conducts business through Company facilities in the United States, United Kingdom, Australia, the Netherlands, and Israel.

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

Revenue from post-contract support is recognized ratably over the term of the contract on a straight-line basis. Consulting and training service revenue is generally recognized at the time the service is performed. Fees from licenses sold together with consulting services are generally recognized upon shipment, with the consulting fee recognized as the services are performed, provided that the contract has been executed, delivery of the software has occurred, fees are fixed and determinable and collection is probable. In instances where the aforementioned criteria have not been met, both the license and the consulting fees are recognized under the percentage of completion method of contract accounting.

In limited instances, the Company will enter into contracts for which revenue is recognized under contract accounting. The accounting for such arrangements requires judgement, which impacts the timing of revenue recognition and provision for estimated losses, if applicable.

Capitalized Software and Research Development Costs

Our policy on capitalized software costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of software license fees. Management is required to use professional judgement in determining whether development costs meet the criteria for immediate expense or capitalization.

Recent Accounting Standards

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The rescission of FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt" applies to us. FASB No. 4 required that gains and losses from extinguishments of debt were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 is effective for our fiscal year beginning January 1, 2003. Effective January 1, 2003, pursuant to SFAS 145, the treatment of the early extinguishments of debt will be included in "other expenses" in the financial statements. Currently, the Company is assessing, but has not yet determined, how the adoption of SFAS 145 will impact its financial position and results of operations.

Results of Operations

Comparison of Three Months Ended June 30, 2002 and 2001

Revenues

Total revenues decreased $1,084,000, or 25%, to $3,302,000 for the three months ended June 30, 2002 from $4,386,000 for the three months ended June 30, 2001. Software license fee revenues decreased $777,000, or 52%, from the same period last year. Services and maintenance fees for the three months ended June 30, 2002 amounted to $2,592,000, an 11% decrease from the same quarter in 2001.

The Company's international operations contributed $1,035,000 of revenues in the second quarter of 2002, which was comparable to the $1,033,000 of total revenues generated during the second quarter of 2001. The Company's revenues from international operations amounted to 31.3% of the total revenue for the second quarter in 2002 as compared to 23.6% of total revenues for the same quarter in 2001.

Software license fee revenues decreased 52% to $710,000 in the second quarter of 2002 from $1,487,000 in the second quarter of 2001. The decrease is substantially attributable to a decline in AllianceEnterprise license revenues, which decreased $656,000 or 48%, to $710,000 in the second quarter of 2002 from $1,366,000 in the second quarter of 2001. There were no sales of DISPATCH-1 in the second quarter of 2002 compared to $121,000 of license fee revenues in the second quarter of 2001. AllianceEnterprise license revenue represents 100% of total software license fee revenues in the second quarter of 2002, up from 92% in the second quarter of 2001.

Services and maintenance revenues decreased 11% to $2,592,000 in the second quarter of 2002 from $2,899,000 in the second quarter of 2001. The decrease relates to service and maintenance revenues from DISPATCH-1, which decreased $474,000 to $941,000 from $1,415,000 in the second quarter of 2001. Partially offsetting this decline was an 11% increase in AllianceEnterprise services and maintenance from $1,484,000 in the second quarter of 2001 to $1,651,000 in the second quarter of 2002.

Costs of Revenues

Cost of software license fees decreased 14% to $320,000 in the second quarter of 2002 from $373,000 in the second quarter of 2001. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $200,000 in both the second quarter of 2002 and 2001. The decrease in the cost of software license fees represents decreased third party software costs attributable to the mix of products sold in conjunction with the Company's products in the second quarter of 2002. The software licenses gross margin percentage was 55% in the second quarter of 2002 compared to 75% in the second quarter of 2001. This decrease in gross margin was primarily attributable to lower software license sales.

Cost of services and maintenance increased 2% to $1,687,000 in the second quarter of 2002 from $1,655,000 in the second quarter of 2001. The services and maintenance gross margin percentage was 35% in the second quarter of 2002 compared to 43% in the second quarter of 2001. The decrease in services and maintenance gross margin was primarily due to lower utilization of service professionals.

Product Development

Product development expense decreased 25% to $502,000 in the second quarter of 2002 from $669,000 in the second quarter of 2001. The decrease is primarily due to the strengthening of the U.S. dollar. Product development as a percentage of revenues, however, remained unchanged at 15% in the second quarter of 2002 as compared to the second quarter of 2001.

Sales and Marketing

Sales and marketing expense increased 14% to $1,572,000 in the second quarter of 2002 from $1,383,000 in the second quarter of 2001. This increase is principally due to certain hiring costs of sales and marketing personnel that occurred in the second quarter of 2002 as well as increased costs associated with the development of an aggressive marketing campaign to introduce new products which are expected to generate sales in future periods. As a percentage of revenues, sales and marketing expenses increased to 48% in 2002 from 32% in the second quarter of 2001.

General and Administrative

General and administrative expenses increased 13% to $659,000 during the second quarter of 2002 from $584,000 in the second quarter of 2001. As a percentage of revenue, general and administrative costs increased to 20% in the second quarter of 2002 from 13% in the second quarter of 2001. The increase in expenses relates primarily to the weakening of the U.S. dollar against certain major international currencies during the second quarter of 2002.

Net Interest Income

Net interest income decreased $56,000 to $26,000 in the second quarter of 2002 from $82,000 in the second quarter of 2001. The decrease of interest income is generally attributable to less cash on hand than in 2001 as well as an overall reduction in interest rates paid on invested cash.

International Operations

Total revenue from the Company's international operations remained relatively unchanged during the second quarter of 2002 at $1,035,000 compared to $1,033,000 for the second quarter of 2001. International operations generated a net loss of $454,000 for the second quarter ended June 30, 2002 compared to a net gain of $147,000 in the same quarter in 2001. The declining results are primarily attributable to increased costs relating to the hiring of personnel as well as additional costs on marketing campaigns expected to generate sales in future periods.

Comparison of Six Months Ended June 30, 2002 and 2001

Revenues

Revenues decreased $2,129,000, or 23%, to $7,256,000 for the six months ended June 30, 2002 from $9,385,000 for the six months ended June 30, 2001. Software license fee revenues decreased $1,591,000, or 42%, from the same period last year. Services and maintenance fees for the six months ended June 30, 2002 amounted to $5,079,000, a 10% decrease from the same six months in 2001.

The Company's international operations contributed $2,236,000 of revenues in the first six months of 2002 compared to $2,831,000 in the first six months of 2001. This represents a 21% decrease from the same period last year and 31% of total revenues in the first six months of 2002. The decline is due primarily to the reduction in DISPATCH-1 sales which resulted from the planned phase-out of the Company's legacy product, DISPATCH-1, as well as the general economic slow-down that is occurring throughout the world.

Software license fee revenues decreased 42% to $2,177,000 in the first six months of 2002 from $3,768,000 in the first six months of 2001. AllianceEnterprise license revenues decreased $1,451,000, or 42%, to $1,999,000 in the first six months of 2002 from $3,450,000 in the first six months of 2001. DISPATCH-1 license fee revenue decreased $140,000 or 44% from $318,000 in the first six months of 2001 to $178,000 in the first six months of 2002 due to decreasing demand for this product. DISPATCH-1 accounted for 8% of total software license fee revenues in both the first six months of 2002 and 2001. The decline in DISPATCH-1 license revenues reflects the Company's efforts to transition to the next generation of software, AllianceEnterprise.

Services and maintenance revenues decreased 10% to $5,079,000 in the first six months of 2002 from $5,617,000 in the six months of 2001. The decrease primarily relates to service and maintenance revenues from DISPATCH-1, which decreased $827,000 to $2,003,000 from $2,830,000 in the first six months of 2001. However, this decrease was partially offset by an increase in AllianceEnterprise service and maintenance revenue, which increased by 10% to $3,076,000 during the first six months of 2002 compared to $2,787,000 for the same period in 2001.

Costs of Revenues

Cost of software license fees decreased 1% to $596,000 in the first six months of 2002 from $602,000 in the first six months of 2001. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $418,000 and $400,000 in the first six months of 2002 and 2001, respectively. The decrease in the cost of software license fees represents decreased third party software costs attributable to the mix of products sold in conjunction with the Company's products in the first six months of 2002. The software licenses gross margin percentage was 73% in the first six months of 2002 compared to 84% in the first six months of 2001. This decrease in gross margin was attributable to the decrease in license sales.

Cost of services and maintenance decreased 5% to $3,319,000 in the first six months of 2002 from $3,501,000 in the first six months of 2001. The services and maintenance gross margin percentage was 35% and 38% in the first six months of 2002 and 2001, respectively. The decline in gross margin resulted from higher costs incurred on third party software.

Product Development

Product development expense decreased 25% to $942,000 in the first six months of 2002 from $1,252,000 in the first six months of 2001. Product development as a percentage of revenues was 13% in the first six months of both 2002 and 2001. The decline in cost is the result of the strengthening of the U.S. dollar relative to the Israel shekel, which is the location for most of the Company's product development.

Sales and Marketing

Sales and marketing expense increased less than 1% to $2,831,000 in the first six months of 2002 from $2,822,000 in the first six months of 2001. As a percentage of revenues, sales and marketing expenses increased to 39% from 30% in the first six months of 2001 due to lower sales during the first six months of 2002 resulting from the worldwide economic slowdown.

General and Administrative

General and administrative expense decreased 10% to $1,288,000 in the first six months of 2002 from $1,424,000 in the first six months of 2001. The decrease primarily relates to the Company's ongoing cost containment efforts, principally using less personnel and less office space.

Net Interest Income

Net interest income decreased $125,000 to $64,000 in the first six months of 2002 from $189,000 in the first six months of 2001. This decrease is primarily attributable to less invested cash during 2002 as well as an overall reduction in interest rates earned on marketable securities.

International Operations

Total revenue from the Company's international operations declined by $595,000, or 21%, to $2,236,000 in first six months of 2002 from $2,831,000 in the same six months of 2001. The decrease in revenue from international operations was primarily attributable to a decrease in total license revenue of $621,000. Partially offsetting the license revenue decline was an increase in service and maintenance revenue of $26,000. International operations resulted in a $703,000 loss for the six months ended June 30, 2002 as compared to income of $252,000 for the six months ended June 30, 2001.

Liquidity and Capital Resources

Net cash used in operating activities was $1,039,000 for the six months ended June 30, 2002 compared to $208,000 provided by operations for the six months ended June 30, 2001. The increased use of cash resulted primarily from the decline in net earnings compared to the same period last year.

The Company generated $1,567,000 in investing activities during the first six months of 2002 compared to using $924,000 of cash in the first six months of 2001. The increase in cash generated for investing activities resulted from the sale of investments available for sale in 2002, which was used to fund operations.

The Company used $31,000 for financing activities during the first six months of 2002 compared to using $275,000 during the six months ended June 30, 2001. The decrease in cash used for investing activities is primarily due to the lack of purchases of treasury stock during the first six months of 2002 compared to the same period in 2001.

At June 30, 2002, the Company had a working capital ratio of 1.84:1, with cash and investments available for sale of $5,547,000. The Company defines working capital as the ratio of current assets to current liabilities. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the foreseeable future. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-----------------------------------------------------------------

         Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 2002, the Company's investments consisted of U.S. government agencies securities and commercial paper. The Company does not expect any material loss with respect to its investment portfolio.

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

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

On June 13, 2002, the Company filed a registration statement on Form S-3, which was declared effective on July 22,2002, to register restricted shares of common stock purchased by individuals from Fallen Angel Equity Fund, L.P., which was deemed an affiliate of the Company.

Effective July 26, 2002, the Company transferred the trading of its securities from the Nasdaq National Market to the Nasdaq SmallCap Market. The transfer will not affect the Company's trading symbol (ATEA) or how shares are bought and sold.

Item 3. Defaults Upon Senior Securities
---------------------------------------

There have been no defaults by the Company on any Senior Securities during the quarter ended June 30, 2002.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Company's stockholders during the second quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise. The Annual Meeting of Stockholders of the Company is scheduled for August 21, 2002.

Item 5. Other Information
-------------------------

In accord with Section 10A(I)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved in the Second Quarter by the Company's Audit Committee to be performed by BDO Seidman, the Company's external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. The non-audit services approved by the Audit
Committee in the Second Quarter are each considered by the Company to be audit-related services which are closely related to the financial audit process. Each of the services has been approved in accord with a pre-approval from the Committee's Chairman pursuant to delegated authority by the Committee.

During the quarterly period covered by this filing, the Audit Committee approved additional engagements of BDO Seidman for the following non-audit services: (1) general tax services for federal, state and local tax filings; and (2) tax matter consultations concerning sales and use taxes.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(A)      Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

(B)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of August 2002.

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