Form 10-Q
period 2002-09-30
ASTEA INTERNATIONAL INC
filed 2002-11-12
CIK 945989

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

For the quarterly period ended          September 30, 2002
                                   ---------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from            to
                               ----------    ----------

                         Commission File Number: 0-26330
                                                 -------

                            ASTEA INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                      Delaware                                    23-2119058
        -------------------------------                       ----------------
        (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                        Identification No.)

       240 Gibraltar Road, Horsham,  Pa                              19044
    ----------------------------------------                      ----------
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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of November 04, 2002, 14,604,030 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                            ASTEA INTERNATIONAL INC.

                                    FORM 10-Q
                                QUARTERLY REPORT
                                      INDEX
                                                                        Page No.
                                                                        --------

Facing Sheet                                                                   1

Index                                                                          2

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets (Unaudited)                             3

           Consolidated Statements of Operations (Unaudited)                   4

           Consolidated Statements of Cash Flows (Unaudited)                   5

           Notes to Unaudited Consolidated Financial Statements                6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 7

Item 3.    Quantitative and Qualitative Disclosure About Market Risk          13

PART II - OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings                                                  14

Item 2.    Changes in Securities and Use of Proceeds                          14

Item 3.    Defaults upon Senior Securities                                    14

Item 4.    Submission of Matters to a Vote of Security Holders                14

Item 5.    Other Information                                                  14

Item 6.    Exhibits and Reports on Form 8-K                                   15

           Signatures                                                         16

           Certifications                                                     17

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                                         ASTEA INTERNATIONAL INC.
                                         ------------------------
                                       CONSOLIDATED BALANCE SHEETS
                                       ---------------------------


                                                                     September 30,          December 31,
                                                                         2002                    2001
                                                                     ------------           ------------
                                                                     (Unaudited)
                           ASSETS
Current assets:
  Cash and cash equivalents                                          $  4,706,000           $  4,071,000
  Investments available for sale                                                -              2,987,000
  Restricted cash                                                         300,000                      -
  Receivables, net of reserves of $788,000 and $955,000                 7,598,000              7,343,000
  Prepaid expenses and other                                              799,000                822,000
                                                                     -----------------------------------
          Total current assets                                         13,403,000             15,223,000

Property and equipment, net                                               522,000                617,000
Capitalized software development costs, net                             1,222,000              1,412,000
Other assets                                                              615,000                763,000
                                                                     -----------------------------------
          Total assets                                               $ 15,762,000           $ 18,015,000
                                                                     ===================================

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                     $       -           $     34,000
  Accounts payable and accrued expenses                                 3,245,000              3,627,000
  Deferred revenues                                                     3,893,000              4,249,000
                                                                     -----------------------------------
          Total current liabilities                                     7,138,000              7,910,000

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares                            -                      -
     authorized, none issued
   Common stock, $.01 par value, 25,000,000 shares
     authorized, 14,825,000 issued                                        148,000                148,000
   Additional paid-in capital                                          22,674,000             22,674,000
   Cumulative currency translation adjustment                          (1,256,000)
                                                                                              (1,113,000)
   Accumulated deficit                                                (12,868,000)           (11,239,000)
   Less treasury stock, at cost, 221,000 and 227,000 common
      shares                                                             (217,000)              (222,000)
                                                                     -----------------------------------
          Total stockholders' equity                                    8,624,000             10,105,000
                                                                     -----------------------------------
          Total liabilities and stockholders' equity                 $ 15,762,000           $ 18,015,000
                                                                     ===================================


                     See accompanying notes to the consolidated financial statements.

                                                    3

                                                   ASTEA INTERNATIONAL INC.
                                                   ------------------------
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                            -------------------------------------
                                                         (Unaudited)

                                                                  Three Months                          Nine Months
                                                              Ended September 30,                    Ended September 30,
                                                        --------------------------------------------------------------------
                                                             2002              2001               2002               2001
                                                             ----              ----               ----               ----
Revenues:
    Software license fees                               $  2,386,000      $    777,000       $  4,563,000       $  4,546,000
    Services and maintenance                               2,460,000         2,673,000          7,539,000          8,289,000
                                                        --------------------------------------------------------------------

         Total revenues                                    4,846,000         3,450,000         12,102,000         12,835,000
                                                        --------------------------------------------------------------------

Costs and expenses:
    Cost of software license fees                            352,000           245,000            948,000            847,000
    Cost of services and maintenance                       1,619,000         1,414,000          4,938,000          4,915,000
    Product development                                      568,000           779,000          1,511,000          2,032,000
    Sales and marketing                                    1,562,000         1,206,000          4,393,000          4,027,000
    General and administrative                               535,000           439,000          1,822,000          1,863,000
                                                        --------------------------------------------------------------------

         Total costs and expenses                          4,636,000         4,083,000         13,612,000         13,684,000
                                                        --------------------------------------------------------------------

Operating income (loss) from continuing
    operations                                               210,000          (633,000)        (1,510,000)          (849,000)

Interest income, net                                          19,000            73,000             83,000            262,000
                                                        --------------------------------------------------------------------

Income (loss) from continuing operations                     229,000          (560,000)        (1,427,000)          (587,000)

Income tax expense                                                 -                 -           (200,000)                 -
                                                        --------------------------------------------------------------------

Net income (loss)                                       $    229,000      $   (560,000)      $ (1,627,000)      $   (587,000)
                                                        ====================================================================

Basic and diluted earnings (loss) per share             $       0.02      $      (0.04)      $      (0.11)      $      (0.04)
                                                        ====================================================================

Share outstanding used in computing basic earnings
    (loss) per share
                                                          14,604,000        14,612,000         14,602,000         14,640,000
                                                        ====================================================================


                               See accompanying notes to the consolidated financial statements.

                                                              4

                                         ASTEA INTERNATIONAL INC.
                                         ------------------------
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   -------------------------------------
                                                (Unaudited)
                                                                                 For the Nine Months
                                                                                 Ended September 30,
                                                                            -----------------------------
                                                                                 2002             2001
                                                                            -----------------------------

Cash flows from operating activities:
   Net loss                                                                 $(1,627,000)      $  (587,000)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
            Depreciation and amortization                                       943,000         1,087,000
            Changes in operating assets and liabilities:
            Receivables                                                        (152,000)        2,883,000
            Prepaid expenses and other                                          222,000           415,000
            Other assets                                                        148,000                 -
            Accounts payable and accrued expenses                              (636,000)       (1,340,000)
            Deferred revenues                                                  (186,000)       (1,867,000)
                                                                            -----------------------------
   Net cash (used in) provided by operating activities                       (1,288,000)          591,000
                                                                            -----------------------------

Cash flows from investing activities:
           Sales of investments available for sale                            2,987,000           528,000
           Purchases of restricted investments                                 (300,000)                -
           Purchases of property and equipment                                 (262,000)         (230,000)
           Capitalized software development costs                              (428,000)         (450,000)
                                                                            -----------------------------
   Net cash provided (used in)  by investing activities                       1,997,000          (152,000)
                                                                            -----------------------------

Cash flows from financing activities:
          Proceeds from exercise of stock options and employee stock
             purchase plan                                                        3,000             3,000
          Net repayments of long-term debt                                      (34,000)          (97,000)
          Purchases of treasury stock                                                 -          (228,000)
                                                                            -----------------------------
   Net cash used in financing activities                                        (31,000)         (322,000)
                                                                            -----------------------------
   Effect of exchange rate changes on cash and cash equivalents                 (43,000)           42,000
                                                                            -----------------------------

   Net increase in cash and cash equivalents                                    635,000           159,000
   Cash and cash equivalents balance, beginning of period                     4,071,000         5,208,000
                                                                            -----------------------------
   Cash and cash equivalents balance, end of period                         $ 4,706,000       $ 5,367,000
                                                                            =============================

                     See accompanying notes to the consolidated financial statements.



-------------------------------------------------------

                            ASTEA INTERNATIONAL INC.
                            ------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------



1.   BASIS OF PRESENTATION
     ---------------------

The consolidated financial statements at September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 of Astea International Inc. and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's 2001 Annual Report on Form 10-K which are hereby incorporated by reference in this quarterly report on Form 10-Q. Results of operations and cash flows for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

2.   RESTRUCTURING CHARGES
     ---------------------

During the fourth quarter of 2001, the Company recorded a restructuring charge of $409,000 in connection with severance costs to downsize the Company's employment rolls ($211,000) and eliminate excess office space ($198,000). During the first nine months of 2002, the Company made payments of $297,000 related to the 2001 Restructuring Plan, including severance obligations of $139,000 and lease obligations of $158,000. During the second quarter of 2002, the Company evaluated its restructuring accrual based on the then current facts and determined that $55,000 related to severance costs was not needed for the purposes of the 2001 plan and, accordingly, the accrual was reversed. As of September 30, 2002, $57,000 of restructuring charges remains unpaid.

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

The realizability of the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. The factors used to assess the likelihood of realization are the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax asset. During the nine months ended September 30, 2002, the Company recorded a tax expense of $200,000 to increase its valuation allowance related to its net deferred tax asset based on an assessment of what portion of the asset is more likely than not to be realized, in accordance with FSAS No. 109. The Company will review the provision periodically in the future as circumstances change.

4.   RESTRICTED CASH
     ---------------

On September 11, 2002, $300,00 of cash was pledged as collateral on an outstanding letter of credit related to a lease obligation and was classified as restricted cash on the balance sheet. The letter of credit is due to expire on September 11, 2003, but may be extended until September, 2004.

5.   STOCKHOLDERS' EQUITY/COMPREHENSIVE LOSS
     ---------------------------------------

The reconciliation of stockholders' equity and comprehensive loss from December 31, 2001 to September 30, 2002 is summarized as follows:

                                                              Cumulative
                                                Additional      Currency
                                   Common        Paid-In      Translation     Accumulated       Treasury       Comprehensive
                                    Stock        Capital       Adjustment        Deficit          Stock            Loss
                                    -----        -------       ----------        -------          -----            ----

Balance at December 31, 2001    $    148,000   $ 22,674,000   $ (1,256,000)   $(11,239,000)   $   (222,000)   $          -
Issuance of common stock
   under employee stock
   purchase plan                           -              -              -          (2,000)          5,000               -
Cumulative translation
   adjustment                              -              -        143,000               -               -         143,000
Net loss for the period                    -              -              -      (1,627,000)              -      (1,627,000)
                                ------------------------------------------------------------------------------------------

Balance at September 30, 2002   $    148,000   $ 22,674,000   $ (1,113,000)   $(12,868,000)   $   (217,000)   $ (1,484,000)
                                ==========================================================================================

6.   MAJOR CUSTOMERS
     ---------------

In the third quarter of 2002, the Company had two customers that accounted for more than 10% of its total revenues. In the third quarter of 2001, the Company did not have any customers that accounted for 10% or more of its total revenues. For the first nine months of 2002 and 2001, the Company did not have any customers that accounted for 10% or more of its total revenues.

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

The  Company  develops,   markets  and  supports  Service  Lifecycle  Management
solutions for companies that market, sell, service and support capital equipment. The applications extend traditional Customer Relationship Management
(CRM) to encompass supply chain and logistics functionality, all honed to service-oriented businesses. Clients include Fortune 500 to mid-size companies in diverse industries such as Medical Technology, Instrumentation and Controls, Information Technology Services Imaging Equipment, Telecommunications, Point Of Sale (POS) and Building (HVAC) Systems. The Company supports a global client base with a worldwide sales and service network.

Over the past few years, the Company has been making the transition from a traditional field service automation provider to a provider of broader applications spanning the Service Lifecycle. The suite now includes functionality for the market, sales, service delivery, and support of field services. This extension allows the Company to provide a broader footprint to organizations that may derive a significant portion of their sales and/or revenues from the support of aftermarket industries.

The Company continues to make a significant investment in product development in support of the transition. The Company diligently monitors costs and manages them aggressively, in part by remaining focused on key core competencies and markets for which it can demonstrate clear potential Return on Investment.

Critical Accounting Policies
----------------------------

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

Recent Accounting Standards

In April 2002, the FASB issued SFAS No. 145, Recession of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections. SFAS No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishment not to be reported as extraordinary items when the use of debt extinguishment is part of a risk management strategy. SFAS No. 44 was issued to establish transitional requirement for motor carriers. Those transitions are completed, therefore SFAS No. 145 rescinds SFAS No. 44. SFAS No. 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback accounting are effective for transactions after May 15, 2002. The adoption of SFAS No 145 is not expected to have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination cost and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

Results of Operations
---------------------

Comparison of Three Months Ended September 30, 2002 and 2001
------------------------------------------------------------

Revenues
--------

Revenues increased $1,396,000, or 40%, to $4,846,000 for the three months ended September 30, 2002 from $3,450,000 for the three months ended September 30, 2001. Software license fee revenues increased $1,609,000, or 207%, from the same period last year. Services and maintenance fees for the three months ended September 30, 2002 amounted to $2,460,000, an 8% decrease from the same quarter in 2001.

The Company's international operations contributed $1,291,000 of revenues in the third quarter 2002 compared to $1,264,000 in the third quarter of 2001, which represents a 2% increase. The increase is primarily the result of an increase in sales in Japan.

Software license fee revenues increased 207% to $2,386,000 in the third quarter of 2002 from $777,000 in the third quarter of 2001. The increase is attributable to an increase in AllianceEnterprise revenues of $1,679,000 offset by a decline in DISPATCH-1 licenses of $70,000. AllianceEnterprise license fee revenue increased $1,679,000 from $664,000 in the third quarter of 2001 to $2,343,000 in the third quarter of 2002. As expected, current sales of DISPATCH-1 were not significant, contributing only 2% of total software license fee revenues in the third quarter of 2002 compared to 15% of total license fee revenues in the third quarter of 2001. The Company is confident that projections for the CRM market will hold true to form allowing the Company to capitalize in the future on its investment in product development through increased software license sales.

Services and maintenance revenues decreased 8% to $2,460,000 in the third quarter of 2002 from $2,673,000 in the third quarter of 2001. The decrease primarily relates to service and maintenance revenues from DISPATCH-1, which decreased $461,000 to $908,000 from $1,369,000 in the third quarter of 2001. Most of the decline is attributable to the sale of DISPATCH-1 source code which provides those customers the ability to perform all service and maintenance work themselves instead of using Astea staff. Service and maintenance revenues from ServiceAlliance increased by $248,000 or 19% to $1,552,000 in the third quarter of 2002 from $1,304,000 in the third quarter of 2001. The increase is attributable to the growing number of customers using the Company's AllianceEnterprise software.

Costs of Revenues
-----------------

Cost of software license fees increased 44% to $352,000 in the third quarter of 2002 from $245,000 in the third quarter of 2001. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $200,000 in both the third quarters of 2002 and 2001. The increase in the cost of software license fees represents additional third party software costs attributable to certain products sold. The software licenses gross margin percentage was 85% in the third quarter of 2002 compared to 68% in the third quarter of 2001. The increase in gross margin was attributable to the increase in license sales in 2002.

Cost of services and maintenance increased 14% to $1,619,000 in the third quarter of 2002 from $1,414,000 in the third quarter of 2001. The services and maintenance gross margin percentage was 34% and 47% in the third quarter of 2002 and 2001, respectively. The decrease in gross margin was attributable to costs associated with certain non-billable projects undertaken during the quarter.

Product Development
-------------------

Product development expense decreased 27% to $568,000 in the third quarter of 2002 from $779,000 in the third quarter of 2001. As a percentage of revenues, product development decreased from 23% in the third quarter of 2001 to 12% in the third quarter of 2002. This decrease primarily results from the significant increase in sales during the third quarter of 2002 as well as the strengthening of the U.S. dollar against the Israel shekel, which is where the Company performs most of its development. Despite this decrease, development employee headcount remained unchanged. Additionally, cost containment measures implemented at year-end 2001 enabled the Company to realize cost savings during 2002. The Company maintains its commitment to expanding and improving the capabilities of its AllianceEnterprise Suite of CRM software products. The Company is developing its software using Microsoft and Internet technologies to integrate and automate business processes for managing equipment sales and service delivery.

Sales and Marketing
-------------------

Sales and marketing expense increased 30% to $1,562,000 in the third quarter of 2002 from $1,206,000 in the third quarter of 2001. The increase is primarily the result of increased sales commissions resulting from higher sales. In addition, the Company has implemented an aggressive marketing campaign to introduce its newest version of AllianceEnterprise. As a percentage of revenues, sales and marketing expenses decreased to 32% in 2002 compared to 35% in the third quarter of 2001. This decrease in the percentage reflects the Company's success in generating new sales from its marketing strategies.

General and Administrative
--------------------------

General and administrative expenses increased 22% to $535,000 in the third quarter of 2002 from $439,000 in the third quarter of 2001. The increase in general and administrative expenses results from unfavorable foreign exchange comparisons.

Interest Income, net
--------------------

Net interest income decreased $54,000 to $19,000 in the third quarter of 2002 from $73,000 in the third quarter of 2001. The decrease is generally attributable to less cash on hand than in 2001 as well as an overall reduction in interest rates paid on invested cash.

International Operations
------------------------

Total revenue from the Company's international operations increased by $27,000, or 2%, to $1,291,000 in third quarter of 2002 from $1,264,000 in the same quarter in 2001. This increase is due to an increase in sales in Japan. International Operations generated a $131,000 loss for the 3 months ended September 30, 2002 compared to generating net income of $130,000 for the 3 months ended September 30, 2001. The decline in performance is primarily due to the general global economic slowdown.


Comparison of Nine Months Ended September 30, 2002 and 2001
-----------------------------------------------------------

Revenues
--------

Revenues decreased $733,000, or 6%, to $12,102,000 for the nine months ended September 30, 2002 from $12,835,000 for the nine months ended September 30, 2001. The global downturn in economic conditions has negatively impacted the Company due to the worldwide reduction in capital spending for new business software. Software license fee revenues remained relatively unchanged from the same period last year while services and maintenance fees for the nine months ended September 30, 2002 decreased $750,000 from the same nine months in 2001.

The Company's international operations contributed $3,527,000 of revenues in the first nine months of 2002 compared to $4,095,000 in the first nine months of 2001. This represents a 14% decrease from the same period last year and 29% of total revenues in the first nine months of 2002. The decrease in revenues is a direct result of the continued effects of the downturn in the global economy.

Software license fee revenues slightly increased in the first nine months of 2002 to $4,563,000 from $4,546,000 during the same period in 2001.

Services and maintenance revenues decreased 9% to $7,539,000 in the first nine months of 2002 from $8,289,000 in the first nine months of 2001. The decrease primarily relates to service and maintenance revenues from DISPATCH-1, which decreased $1,288,000 to $2,911,000 from $4,199,000 in the first nine months of 2001. Service and maintenance revenues from AllianceEnterprise increased 13% to $4,628,000 in the first nine months of 2002 from $4,090,000 in the first nine months of 2001. The Company expects to experience continued declines in revenues for its legacy product, DISPATCH-1.


Costs of Revenues
-----------------

Cost of software license fees increased 12% to $948,000 in the first nine months of 2002 from $847,000 in the first nine months of 2001. The increase in the cost of software license fees represents higher third party software costs attributable to the mix of products sold in conjunction with the company's products in the first nine months of 2002. The software licenses gross margin percentage was 79% in the first nine months of 2002 compared to 81% in the first nine months of 2001. This decrease in gross margin was attributable to the mix of software licenses sold.

Cost of services and maintenance increased slightly to $4,938,000 in the first nine months of 2002 from $4,915,000 in the first nine months of 2001. The services and maintenance gross margin percentage was 35% in the first nine months of 2002 compared to 41% in the first nine months of 2001. The increase in services and maintenance costs was due to special, extended projects undertaken during the course of the year to forge new and stronger relationships with our customers.

Product Development
-------------------

Product development expense decreased 26% to $1,511,000 in the first nine months of 2002 from $2,032,000 in the first nine months of 2001. Product development as a percentage of revenues decreased to 12% in the first nine months of 2002 from 16% in the first nine months of 2001. The decrease is primarily the result of the strengthening of the U.S. dollar relative to the Israel shekel, the currency used in Israel, which is the location for most of the Company's product development. Despite this decrease, development employee headcount remained unchanged. In addition, the decrease reflects the realization of the benefit derived from implementing certain cost saving plans at year-end 2001.

The Company maintains its commitment to expanding and improving the capabilities of its AllianceEnterprise Suite of CRM software products. The Company is developing its software using Microsoft and Internet technologies to integrate and automate business processes for managing equipment sales and service delivery.

Sales and Marketing
-------------------

Sales and marketing expense increased 9% to $4,393,000 in the first nine months of 2002 from $4,027,000 in the first nine months of 2001. This increase resulted primarily from an aggressive marketing campaign to transition the AllianceEnterprise Suite of software products as well as higher commissions resulting from higher software license sales. As a percentage of revenues, sales and marketing expenses increased from 31% in 2001 to 36% in 2002, which is a reflection of the Company's continued effort to focus its marketing effort on effective means to increase market share and expand its presence through both direct and indirect channels.

General and Administrative
--------------------------

General and administrative expense decreased 2% to $1,822,000 in the first nine months of 2002 from $1,863,000 in the first nine months of 2001. The decrease resulted from lower legal costs and lower bad debt expense.

Interest Income, net
--------------------

Net interest income decreased $179,000 to $83,000 in the first nine months of 2002 from $262,000 in the first nine months of 2001. The decrease is generally attributable to less cash on hand than in 2001 as well as an overall reduction in interest rates paid on invested cash.

International Operations
------------------------

Total revenue from the Company's international operations decreased by $568,000, or 14%, to $3,527,000 in the first nine months of 2002 from $4,095,000 in the same nine months of 2001. The decrease in revenue from international operations was primarily attributable to decreased license sales due to the general global economic slowdown. International operations generated a $834,000 loss for the nine months ended September 30, 2002 compared to generating net income of $381,000 for the nine months ended September 30, 2001.

Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities was $1,288,000 for the nine months ended September 30, 2002, compared to $591,000 of cash provided by operations for the nine months ended September 30, 2001. The increased use of cash resulted primarily from the decline in net earnings compared to the same period last year.

The Company's investing activities generated $1,997,000 of cash in the first nine months of 2002 compared to using $152,000 in the first nine months of 2001. The significant difference from last year was the liquidation of investments in 2002 to fund the operations.

The Company used $31,000 for financing activities during the nine months ended September 30, 2002 compared to using $322,000 in the first nine months of 2001. For the nine months ended September 30, 2002, most of the cash used was attributable to the repayment of debt. This was partially offset by increased proceeds from the exercise of stock options through the employee stock purchase plan. Most of the financing expenditures for the nine months ended September 30, 2001 was for the purchase of $228,000 of treasury stock as compared to no purchases of treasury stock during 2002.

At September 30, 2002, the Company had a working capital ratio of 1.9:1, with cash and investments available for sale of $4,706,000. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the foreseeable future. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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

o International sales for the Company's products and services, and the Company's expenses related to these sales, continue to be a significant component of the Company's operations. International sales are subject to a variety of risks, including difficulties in establishing and managing international operations and in translating products into foreign languages.

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


Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------

         Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2002, the Company's investments consisted of U.S. government agencies securities, commercial paper and corporate bonds. The Company does not expect any material loss with respect to its investment portfolio.

         Foreign Currency Risk. The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are denominated in foreign currency. The Company does not expect any material loss with respect to foreign currency risk.


Item 4.    CONTROLS AND PROCEDURES
----------------------------------

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

There have been no changes in securities during the quarter ended September 30, 2002.

Item 3.           Defaults Upon Senior Securities
-------------------------------------------------

There have been no defaults by the Company on any Senior Securities during the quarter ended September 30, 2002.

Item 4.           Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------------

At the Annual Meeting of Stockholders held on August 21, 2002, pursuant to the Notice of Annual Meeting of Stockholders dated July 22, 2002, the following actions were adopted:

1. The election of a board of directors to hold office until the next annual stockholders' meeting or until their respective successors have been elected or appointed.

                                                       Number of Shares
                                                  Voted For          Withheld
                                                  ---------          --------
                  Zack B. Bergreen                11,679,132          201,072
                  Adrian A. Peters                11,697,172          183,032
                  Isidore Sobkowski               11,697,537          182,667

2. The appointment of BDO Seidman, LLP as independent auditors for the Company for the fiscal year ending December 31, 2002.

                                              Number of Shares
                        Voted For Voted           Against             Abstained
                        ---------------           -------             ---------
                            11,716,992            155,756               7,456



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

During the quarterly period covered by this filing, the Audit Committee approved additional engagements of BDO Seidman for the following non-audit services: (1) general tax services for federal, state and local tax filings; and (2) special tax matter consultations.

Item 6.             Exhibits and Reports on Form 8-K
----------------------------------------------------

(A)      Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

(B) Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 7th day of November 2002.

                                        ASTEA INTERNATIONAL INC.


                                        By: /s/Zack B. Bergreen
                                            ------------------------------------
                                            Zack Bergreen
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                        By: /s/Fredric Etskovitz
                                            ------------------------------------
                                            Fredric Etskovitz
                                            Chief Financial Officer
                                            (Principal Financial and Chief
                                            Accounting Officer)

                                 CERTIFICATIONS


I, Zack B. Bergreen, the Chief Executive Officer and Principal Executive Officer of Astea International Inc. (the "Company"), certify that:

1.   I have reviewed this quarterly  report on Form 10-Q of Astea  International
     Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 7, 2002

                                                 By:   /s/   Zack B. Bergreen
                                                       -------------------------
                                                       Zack B. Bergreen
                                                       Chief Executive Officer
                                                       (Principal Executive
                                                        Officer)

I, Rick Etskovitz, the Chief Financial Officer and Principal Financial and Chief Accounting Officer of Astea International Inc. (the "Company"), certify that:

1.   I have reviewed this quarterly  report on Form 10-Q of Astea  International
     Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 7, 2002

                                                 By:  /s/   Rick Etskovitz
                                                      -------------------------
                                                      Rick Etskovitz
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                       Chief Accounting Officer)