Form 10-K
period 2002-12-31
ASTEA INTERNATIONAL INC
filed 2003-03-31
CIK 945989

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   -------------------------------------------

                                    FORM 10-K
(Mark One)

 [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934. For The Fiscal Year Ended: December 31, 2002

                                       or

[  ]      Transition  Report  Pursuant to Section 13 or 15(d) of The  Securities
          Exchange  Act of 1934.  For the  transition  period  from  -------- to
          ---------

                         Commission File Number: 0-26330

                            ASTEA INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                          23-2119058
 ---------------------------------------                     -------------------
  (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 240 Gibraltar Road, Horsham, Pennsylvania                      19044
 --------------------------------------------               ------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ _ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes___ No X
                                            ----

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 28, 2002 (based on the closing price of $0.93 as quoted by Nasdaq National Market as of such date) was approximately $7,263,793

As of March 19, 2003, 14,606,530 shares of the registrant's Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE


                                      None.

================================================================================




                                TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
                  PART I


Item 1.           Business                                                               3
Item 2.           Properties                                                            13
Item 3.           Legal Proceedings                                                     13
Item 4.           Submission of Matters to a Vote of Security Holders                   13


                  PART II


Item 5.           Market for Registrant's Common Equity and Related                     14
                  Stockholder Matters
Item 6.           Selected Financial Data                                               15
Item 7.           Management's Discussion and Analysis of Financial                     16

                  Condition and Results of Operations
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk            34
Item 8.           Financial Statements and Supplementary Data                           35
Item 9.           Changes in and Disagreements with Accountants on                      57
                  Accounting and Financial Disclosure

                  PART III

Item 10.          Directors and Officers of the Registrant                              57
Item 11.          Executive Compensation                                                60
Item 12.          Security Ownership of Certain Beneficial Owners and                   63
                  Management
Item 13.          Certain Relationships and Related Transactions                        64

                  PART IV

Item 14.          Controls and Procedures                                               64

Item 15.          Exhibits, Financial Statement Schedules, and Reports                  64
                  on Form 8-K

                  Signature Page                                                        68

                  Certifications                                                        69, 70

PART I

Item 1.      Business.

General


         Astea International Inc. and subsidiaries (collectively "Astea" or the "Company") develops, markets and supports Customer Relationship Management ("CRM") software solutions which are licensed to companies that sell and service equipment, or sell and deliver professional services. Companies invest in Astea's software and services to automate enterprise business processes for purposes of cost containment, operational efficiency and management visibility. Customers' return on investment from Astea solutions is achieved through improved management of information, people and cash flows, thereby increasing competitive advantages, top-line revenue and profitability.

         Astea solutions are used in industries such as information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management, telecommunications and other industries with equipment sales and service requirements. Astea's focus on enterprise solutions for organizations that sell and deliver services is a unique CRM industry differentiator that draws upon the Company's industry experience and core expertise.

         Founded in 1979, Astea is known throughout the CRM industry, largely from its history as a dominant provider of software solutions for field service management and depot repair. Astea has since expanded its product portfolio to also include integrated management applications for sales and marketing, multi-channel customer contact centers, and professional services automation.

         In 2002, Astea began commercial release of its latest Astea Alliance CRM suite version 6 products ("Astea Alliance 6") that adapt the Company's domain expertise and integrated business process functionality to the Microsoft.NET Web Services framework. Astea solutions include a variety of Web portal and wireless remote-access capabilities to integrate mobile employees, contractors, business partners and customers into an enterprise's consolidated, real-time management of workforce, assets and business relationships.

         Astea's software has been licensed to approximately 575 companies worldwide. Customers range from mid-size organizations to large, multinational corporations with geographically dispersed locations around the globe. The Company markets and supports its products through a worldwide network of direct and indirect sales and services offices with corporate headquarters in the United States and regional headquarters in the United Kingdom and Australia. Sales partners include distributors (value-added resellers, system integrators and sales agents) and OEM partners.

         In addition to its own product development that is conducted at Company facilities in the United States and Israel, Astea participates in partnerships with complementary technology companies in order to reduce time-to-market with new product capabilities and continually increase its value proposition to customers. The Company's product strategies are developed from the collective feedback from customers, industry consultants, technology partners and sales partners, in addition to its internal product management and development. Astea also works with its active user community who closely advises and participates in ongoing product development efforts.

         Astea provides customers with an array of professional consulting, training and customer support services to implement its products and integrate them with other corporate systems such as back-office financial and ERP applications. Astea also maintains and supports its software over its installed life cycle. The Company's experience and domain expertise in service and sales management, distribution, logistics, finance, mobile technologies, Internet applications and enterprise systems integration are made available to customers during their assessments of where and how their business processes can be improved.

         The Company's sales and marketing efforts are almost exclusively focused on new software licensing and support services for its latest generation of Astea Alliance products. Marketing and sales of licenses and services related to the Company's legacy system DISPATCH-1(R) products are limited to existing DISPATCH-1 customers.

         The Company continues to support approximately 45 DISPATCH-1 customers on maintenance contracts. Further, the Company offers a migration path to Astea Alliance with the Company's integrated DISPATCH-1 to Alliance Conversion (iDAC) program. The iDAC program enables long-time Astea users to leverage their previous investments in DISPATCH-1 and economically deploy the latest, more comprehensive and far superior Alliance functionality.


Current Product Offerings

Astea Alliance

         Astea Alliance applications are designed to increase business efficiencies by collapsing multiple, interdependent business processes into a consolidated shared enterprise system. Astea Alliance automates front-office sales and service processes, integrates with back-office financial and ERP applications, and enables real-time information sharing among local, remote and mobile employees, customers and business partners. Companies' return on investment from Astea Alliance is obtained from higher operational efficiencies, such as more-efficient utilization of employees and material resources, improved sales execution and revenue generation, improved service delivery and revenue recovery, and stronger relationships with customers and partners.

         Astea Alliance is an international product with multi-lingual and multi-currency capabilities. The latest version software, Astea Alliance 6, is engineered with a new system architecture for Web-based deployment using existing and emerging Microsoft.NET technologies. Prior to Astea Alliance 6, products were engineered for Windows client/server technology and marketed as AllianceEnterprise. AllianceEnterprise products included re-engineered and enhanced versions of service modules that were initially introduced as
ServiceAlliance(R) in 1997, and a re-engineered and enhanced version of the Company's sales force automation product that was initially introduced as SalesAlliance in 1999. Astea Alliance 6 delivers all enhanced AllianceEnterprise functionality on a Web-based platform and new module applications for multi-channel contact centers, marketing campaign management, Professional Services Automation (PSA), enterprise systems integration and remote access via untethered and real-time wireless connectivity using a variety of mobile devices.

         ServiceAlliance and SalesAlliance, the earliest versions of Astea Alliance solutions, were the Company's initial new technology offerings following a long and highly successful history with its DISPATCH-1 legacy system solutions. All references to Astea Alliance herein refer to the Alliance family of products available since 1997. As of December 31, 2002, Astea Alliance solutions have been licensed to over 200 customers worldwide. Market acceptance of Astea Alliance by global and regional companies increased in 2002 and the Company is aggressively pursuing opportunities for larger system implementations with mid-size to large enterprises on a worldwide basis. See "Certain Factors that May Affect Future Results-- Uncertain Market Acceptance of Astea Alliance; Decreased revenues from DISPATCH-1."

         Astea Alliance 6 consists of nine applications suites:

               o    Astea Contact Center 6
               o    Astea Depot Repair 6
               o    Astea Field Service 6
               o    Astea Marketing 6
               o    Astea Mobile 6
               o    Astea Portals 6
               o    Astea Professional Services 6
               o    Astea Sales 6
               o    Astea Analytics 6 (available 2003)

         Each suite includes two or more application modules. For example, the Astea Field Service 6 suite includes Alliance Field Service, Alliance Contracts and Alliance Logistics modules. All suites and modules are fully integrative, enabling Astea Alliance configurations to meet exact customer needs.

         The Astea software facilitates one-time data entry and data sharing to maximize operational efficiencies. Anyone within a user organization who has contact with a customer has the ability to update the status of customer records in real-time, which ensures "one view of a customer" and eliminates any disparity or confusion in business data among marketing, sales, customer service and field service personnel. This includes information entered remotely by mobile employees and by customers over the Internet. Astea Alliance synchronizes all customer-facing activities to operate as a cohesive unit.

         In addition to selected application suites and modules, Astea Alliance configurations are delivered with system infrastructure consisting of Alliance Global Database, Alliance Studio and Alliance Links.

         Alliance Global Database is the system's enterprise database capable of data translation for multi-national organizations to collaborate across country lines, including support for double-byte character data sets such as for Asian languages. Each user can interact with the system in their preferred language and currency. Alliance Global Database also provides translation between time zones, taxation methods, and other unit-of-measure implications of a global enterprise.

         Alliance Studio is a toolset for easily adapting system behavior and user interfaces to specific business environments without expensive custom programming. A customer can control how Astea Alliance automates workflows as well as the system's intuitiveness and "look and feel" to employees, which thereby maximizes the system's usability, effectiveness and benefits. Alliance Studio reduces system implementation time and cost, and subsequently enables customers to update system performance as their business needs change--all of which contributes to the system's low cost of ownership.

         Alliance Links are a family of enterprise application integration products that interface Astea Alliance to other enterprise systems, such as back-office financial and ERP applications, remote equipment monitoring and diagnostic software, and wireless data transmission services. Alliance Links extend Astea Alliance's return on investment for customers by making all Alliance modules accessible to external software through open, well defined, synchronous and asynchronous application programming interfaces (APIs) that are XML based.


Astea Contact Center 6

         Astea Contact Center 6 applications support call centers, information desks, service hotlines, inside sales and telemarketing activities. Integrated, multi-channel, inbound/outbound capabilities enable customer service representatives to serve prospects and customers in their media of choice, including phone, fax, e-mail or Internet. Integrated customer self-service portals with automated email response, automated call escalation, and interface to Computer Telephony Integration (CTI) systems help streamline customer interaction processes. Work scheduling and demand balancing optimize staff utilization. Employee personal portals with access to comprehensive real-time customer data and decision support tools including intelligent knowledge management and scripting for problem resolution and inside sales drive higher staff productivity. Aside from more efficient customer service and higher levels of customer satisfaction, the objectives of Astea Contact Center software are to reduce overhead through improved first-call resolution rates and shorter service-call handling times.


Astea Depot Repair 6

         Astea Depot Repair 6 applications automate tracking of assets through equipment calibration and repair chains, including merchandise ownership, location, repair status and warranty coverage. Objectives are to gain real-time visibility of all repair chain activities, ensure compliance with warranty and contractual agreements, respond to customer inquiries with up-to-the-minute repair status, collect and analyze repair statistics for product design improvement, and reduce overhead such as inventory carrying costs. Applications support in-house, subcontractor and vendor calibration and repair; customer and vendor exchanges and advance exchanges; equipment on loan; change of ownership; merchandise shipments, cross shipments and pickups; consolidated repair orders; and, storage and refurbishment programs. Integration with other Astea Alliance modules allows repair orders and repair status queries to be initiated from customer contact centers, field service, field sales and warehouses as well as the repair depot.


Astea Field Service 6

         Astea Field Service 6 delivers a robust set of automated capabilities to improve management of field service activities and for field service representatives to more efficiently complete and document assignments, manage vehicle assets, capture expenses and generate revenue through add-on sales during a customer contact. Applications alert dispatchers to contractual minimum response times and expedite coordination of field force skills matching, scheduling, dispatch and repair parts logistics. Mobile tools enable field forces to work electronically for receiving, documenting and reporting assignments, eliminating manual procedures, service delays and paper reporting. The software supports all field service categories including equipment installations, break/fix, planned maintenance and meter reading. Applications can also be integrated with equipment diagnostic systems for fully automated solutions that initiate and prioritize service requests and dispatch assignments to field employees' PDAs without human intervention.


Astea Marketing 6

         Astea Marketing 6 coordinates the planning, execution and analysis of marketing campaigns. The software supports budgeting and tracking complete multi-channel campaigns that integrate advertising, direct mail, email marketing, telemarketing, etc. Electronic campaigns such as email and telemarketing are further supported with list management, script development and user interfaces for campaign execution. Marketing managers can define campaign offerings such as products and services to be sold, pricing and discount tolerances; assign campaign attributes; attach campaign documentation such as descriptive text, images, slogans and lead conversion literature; and monitor response. The big picture view enables managers to assess synergies each channel delivers to an overall campaign and adjust channel details such as prospect lists, scripts, budgets or offering incentives to elicit best results. Integration with other Astea Alliance modules enables equipment and service organizations to leverage abundant customer information for identifying new potential revenue sources and marketing to maximize customer loyalty and base sales opportunities.

Astea Mobile 6

         Astea Mobile 6 enables customers to match Astea Alliance mobile access to field sales and service needs. Untethered wireless applications with synchronized client databases are provided for laptops and Pocket PC handheld devices. Direct-connect, real-time wireless text messaging is provided for two-way pagers and capable mobile phones. The mobile connectivity integrates field sales and service activity with automated front-office processes and eliminates the time, costs, procedural delays and errors of paper reporting. Benefits include reduced field administration costs; electronic data sharing among field and inhouse personnel; improved speed, accuracy content and compliance of field reporting; faster sales order processing and customer service invoicing; and other operational efficiencies.


Astea Portals 6

         Astea Portals 6 supports unattended e-business transactions for customer self-service and self-sales ("Alliance Customer Portal") and Astea
Alliance remote system access for service agents and small satellite offices ("Alliance Employee Portal"). Alliance Customer Portal empowers customers and lessens dependence on sales and service staff to conduct transactions that can be performed over the Internet. It reduces routine voice and fax calls to customer contact centers, freeing lines for customers whose critical needs do require assistance from a service representative. It also provides another channel to promote and sell more products and services to an existing customer base. The customer portal can delay or eliminate needs for contact center expansion and associated increases in facility, equipment and staffing costs. Alliance Employee Portal enables real-time online access to the Astea Alliance system for employees in remote locations. The Company plans to include Alliance Partner Portals for indirect sales channel management and unattended supply chain transactions.


Astea Professional Services 6

         Astea Professional Services 6 supports management of knowledge workers, such as deployed by professional services organizations and internal service departments of large organizations. Suite functionality focuses on planning, deploying and billing service engagements that can extend for days, weeks, months and years. Applications improve resource planning and allocation, workflow management, consultant time and expense reporting, subcontractor and vendor invoice processing, customer billing, and visibility of service engagements. Integration with other Astea Alliance modules delivers an end-to-end solution to market, sell, manage and bill professional services. Capabilities to share sales, service, project, and post-project field service data across the enterprise enable professional services organizations to operate with less overhead, improved cash flow, higher profitability, and more competitive bidding.


Astea Sales 6

         Astea Sales 6 consolidates and streamlines enterprise sales processes, from quote generation through order processing, at all points of customer contact including field sales, inside sales, contact center sales and field service sales. Lead-to-close sales process capabilities include integration with Astea Alliance marketing, customer support and field service applications, leveraging all enterprise knowledge pools to increase sales opportunities, margins and close rates. Consolidated views of sales and service data also provide a clearer understanding of enterprise operations to drive strategic business decisions. Sales force automation application automates business rules and practices such as enterprise-defined sales methodologies, sales pipeline management, territory management, contact and opportunity management, forecasting, collaborative team selling and literature fulfilment. Other applications prompt customer support and service staff to up sell and cross sell during contact with customers.

Astea Analytics 6

         Astea Analytics 6, planned for introduction in 2003, will provide pre-configured business intelligence applications for equipment and service companies. Applications will enable Astea Alliance users to perform various multi-dimensional analyses and trend reporting of key performance indicators. Dashboards will graphically highlight key metrics to aid Astea Alliance users' decision making for improving operational efficiencies, customer loyalty, revenue and profit.

DISPATCH-1

         The Company's original flagship product, DISPATCH-1, was introduced in 1986 and adopted by many Fortune 1000 companies. Astea currently supports approximately 45 DISPATCH-1 customers on active maintenance. In 2002, approximately 24% of the Company's total revenues were derived from license, maintenance and professional service fees related to DISPATCH-1, compared to 35% in 2001. See "Certain Factors that May Affect Future Results-- Uncertain Market Acceptance of Astea Alliance; Decreased revenues from DISPATCH-1."

         While Astea Alliance is the successor to DISPATCH-1 and offers a broader CRM solution, DISPATCH-1 remains deployed in a variety of large enterprise environments and supports thousands of users in multinational locations. Support of these installations remains a component of the Company's plans and DISPATCH-1 is expected to be a significant continuing source of licensing, service and maintenance revenues to Astea for the foreseeable future in the form of additional users on current licenses, addition of optional modules, and ongoing maintenance fees.

         DISPATCH-1, at one point one of the most widely installed field service solutions in the world, helps organizations with complex and geographically dispersed field service operations automate and manage call center operations among customers, headquarters, branch offices and the field. Version 8.0 of DISPATCH-1 supports both Internet and graphical desktop interfaces, and is interfaced to a number of complementary third-party products designed to extend its functionality. DISPATCH-1 has been deployed in a wide variety of large enterprise environments. In select engagements, the Company has significantly customized and enhanced DISPATCH-1 to specifically address the needs of a few very large product deployments, generating an ongoing but decreasing level of professional services and consulting revenues, as well as product maintenance revenues.


integrated DISPATCH-1 to Alliance Conversion (iDAC)

         Astea offers a cost-effective migration program (iDAC) for DISPATCH-1 customers to convert to Astea Alliance and thereby leverage their earlier investments with the Company into the far superior and expanded Astea Alliance applications. The iDAC program includes professional services, training and gap analyses on Astea Alliance's expanded capabilities, project planning, software-to-business process optimization, standardized file conversion routines, and Astea Alliance life cycle support.

Professional Services and Customer Support Services

         Astea offers a range of specialized professional and customer support services to assist its clients in using its products effectively. These services include business process consulting, implementation planning, project management, customization, education and training, technical support and ongoing software maintenance. Astea believes that its professional services capabilities allow its clients to deploy the

Company's products quickly and efficiently. Together, professional services and customer support comprised approximately 61% of the Company's total revenues in 2002 and 63% of the Company's total revenues in 2001.

Professional Services

         An initial professional services engagement for Astea Alliance typically lasts between three and six months. Such engagements usually lasted between six and eighteen months for DISPATCH-1. For most of Astea's customers, teams are assembled from the Company's worldwide offices to perform the required services. Due to the more complex nature of the DISPATCH-1 legacy system implementations and upgrades, customers that licensed these programs typically purchased a higher volume of professional services than customers need to purchase for Astea Alliance, which is a superior and more sophisticated technology.

         Astea's typical professional services engagement does not include customizations, but rather includes planning, prototyping and implementation of Astea's products within the client's organization. During the initial planning phase of the engagement, Astea's professional services personnel work closely with representatives of the client to prepare a detailed project plan that includes a timetable, resource requirements, milestones, in-house training programs, onsite business process training and demonstrations of Astea's product capabilities within the client's organization.

         The next most critical phase of the Astea professional services engagement is the prototyping phase, in which Astea works closely with representatives of the client to configure Astea's software functionality to the client's specific business process requirements.

         The final phase in the professional services engagement is the implementation phase, in which Astea's professional services personnel work with the client to develop detailed data mapping, conversions, interfaces and other technical and business processes necessary to integrate Astea's software into the client's computing environment. Ultimately, education plans are developed and executed to provide the client with the process and system knowledge necessary to effectively utilize the software and fully implement the Astea solution. Professional services are charged on an hourly or per diem basis and are billed, pursuant to customer work orders, usually on a weekly basis subsequent to the work being performed.


Customer Support

         The Company's customer support organization provides customers with telephone and online technical support, as well as product enhancements, updates and new software releases. All regions of the Company's worldwide operations are supported by local representatives. Support is provided in real-time and usually spoken in native languages by the Company's personnel or a distributor's personnel familiar with local business customs and practices. Typically, customer support fees are established as a fixed percentage of license fees and are invoiced to customers on an annual basis. Astea's customer support representatives are located in one office in the United States, two offices in Europe, one office in Israel and one office in Australia.


Customers

         The Company estimates that it has sold approximately 575 licenses to customers ranging from small, rapidly growing companies to large, multinational corporations with geographically dispersed operations and remote offices. More than 200 licenses have been sold for Astea Alliance and the remainder for DISPATCH-1. The broad applicability of the Company's products is demonstrated by the wide range of companies across many markets and industries that use one or more of Astea's products, including customers in information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management, telecommunications, and other industries with equipment sales and service requirements. In 2002, no single customer accounted for more than 10% of the Company's revenues. In 2001, one customer accounted for 11% of the Company's revenues. In 2000, no customer accounted for more than 10% the Company's revenues.


Sales and Marketing

         The Company markets its products through a worldwide network of direct and indirect sales and services offices with corporate headquarters in the United States and regional headquarters in the United Kingdom (European Operations) and Australia (Asia Pacific Operations). Sales partners include distributors (value-added resellers, system integrators and sales agents) and OEM partners. The Company actively seeks to expand its reseller network and establish an international indirect distribution channel targeted at the mid-market tier. See "Certain Factors that May Affect Future Results-- Need to Expand Indirect Sales."

         Astea's direct sales force employs a consultative approach to selling, working closely with prospective clients to understand and define their needs and determine how such needs can be addressed by the Company's products. These clients typically represent the mid- to high-end of the CRM software market. A prospect development organization comprised of telemarketing representatives, who are engaged in outbound telemarketing and inbound enquiry response to a variety of marketing vehicles, develops and qualifies sales leads prior to referral to the direct sales staff. Additional prospects are identified and qualified through the networking of direct sales staff and the Company's management as part of daily business activities.

         The modular structure of Astea's software and its ongoing product development efforts provide opportunities for incremental sales of product modules and consulting services to existing accounts. See "Certain Factors that May Affect Future Results-- Continued Dependence on Large Contracts May Result in Lengthy Sales and Implementation Cycles and Impact Revenue Recognition and Cash Flow."

         Astea's corporate marketing department is responsible for product marketing, lead generation and marketing communications, including the Company's corporate website, dialogue with CRM industry analysts, trade conferences, advertising, e-marketing, on-line and traditional seminars, direct mail, product collateral and public relations. Based on feedback from customers, analysts, business partners and market data, the marketing department provides input and direction for the Company's ongoing product development efforts and opportunities for professional services. Leads developed from the variety of marketing communications vehicles are routed through the Company's Astea Alliance sales and marketing automation system. The Company also participates in an annual conference for users of Astea's DISPATCH-1 and Astea Alliance products. Conference participants attend training sessions, workshops and presentations, and interact with other Astea product users, Astea management and staff, and technology partners, providing important input for future product direction.

         Astea's international sales accounted for 31% of the Company's revenues in 2002, 33% of the Company's revenues in 2001 and 41% in 2000. See "Certain Factors that May Affect Future Results--Risks Associated with International Sales."

Product Development

         Astea's product development strategy is to provide products that perform with exceptional depth and breadth of functionality and are easy to implement, use and maintain. Products are designed to be flexible, modular and scalable, so that they can be implemented incrementally in phases and expanded to satisfy the evolving information requirements of Astea's clients and their customers. Each product is also designed to be as hardware-platform-independent as possible for client/server, thin-client and Web environments that can be powered by multiple hardware platforms and operating systems. To accomplish these goals, the Company uses widely accepted, commercially available application development tools from Microsoft Corporation and Sybase, Inc. for Astea Alliance and Progress Software Corporation for DISPATCH-1. These software tools provide the Company's customers with the flexibility to deploy Astea's products across a variety of hardware platforms, operating systems and relational database management systems. The latest Astea Alliance products are currently being engineered for existing and emerging Microsoft technologies such as COM+, Microsoft ComPlus Transactions, Microsoft Message Queuing (MSMQ), Internet Information Server (IIS) and Microsoft.NET Enterprise Servers including Windows 2000 Server, SQL Server and BizTalk Server.

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

         The Company's total expenses for product development for the years ended December 31, 2002, 2001 and 2000, were $1,781,000, $2,590,000 and
$2,744,000, respectively; and these expenses amounted to 10%, 15% and 14% of total revenues for 2002, 2001, and 2000, respectively. In addition, the Company incurred capitalized software development costs of $807,000, $600,000 and $640,000 in 2002, 2001 and 2000, respectively. The Company anticipates that it will continue to commit substantial resources to product development in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Factors that May Affect Future Results--Need for Development of New Products."

Manufacturing

         The Company's software products are distributed on CD ROMs and by e-mail. Included with the software products are security keys (a software piracy protection) and documentation available on CD ROM and hard copy. Historically, the Company has purchased media and duplicating and printing services for its product packaging from outside vendors.

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

         Competitors vary in size, scope and breadth of the products and services offered. The Company encounters competition generally from a number of sources, including other software companies, third-party professional services organizations that develop custom software, and information systems departments of potential customers developing proprietary, custom software. In the CRM marketplace, the Company competes against publicly held companies and numerous smaller, privately held companies. The Company's competitors include Siebel Systems, Inc. ("Siebel"), PeopleSoft Inc. ("PeopleSoft"), SAP AG ("SAP"), Oracle Corporation ("Oracle"), Great Plains Software which was acquired by Microsoft
("Microsoft Great Plains"), Clarify which was acquired by Amdocs Limited ("Amdocs Clarify"), Viryanet Ltd. ("Viryanet") and a number of smaller privately held companies. See "Certain Factors that May Affect Future Results--Competition in the Customer Relationship Management Software Market is Intense."


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

Employees

         As of December 31, 2002, the Company, including its subsidiaries, had a total of 137 full time employees worldwide, 63 in the United States, 18 in the United Kingdom, 6 in the Netherlands, 33 in Israel, 14 in Australia, and 3 in Japan. The Company's future performance depends, in significant part, upon the continued service of its key technical and management personnel and its continuing ability to attract and retain highly qualified and motivated personnel in all areas of its operations. See "Certain Factors that May Affect Future Results--Dependence on Key Personnel; Competition for Employees." None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Corporate History

         The Company was incorporated in Pennsylvania in 1979 under the name Applied System Technologies, Inc. In 1992, the Company changed its name to Astea International Inc. Until 1986, the Company operated principally as a software consulting firm, providing professional software consulting services on a fee for service and on a project basis. In 1986, the Company introduced its DISPATCH-1 product. In November 1991, the Company's sole stockholder acquired the outstanding stock of The DATA Group Corporation ("Data Group"), a provider of field service software and related professional services for the mainframe computing environment. Data Group was merged into the Company in January 1994. In February 1995, the Company and its sole stockholder acquired the outstanding stock of Astea Service & Distribution Systems BV ("Astea BV"), the Company's distributor of DISPATCH-1 and related services in Europe. In May 1995, the Company reincorporated in Delaware. In July 1995, the Company completed its initial public offering of Common Stock. In February 1996, the Company merged with Bendata, Inc. In June 1996, the Company acquired Abalon AB. In September 1998 (effective July 1, 1998), the Company sold Bendata, Inc. In December 1998, the Company sold Abalon AB. In December 1997, the Company introduced ServiceAlliance and in October 1999, SalesAlliance, which were subsequently re-engineered into components of the AllianceEnterprise Suite introduced in 2001. Through 2001 and into 2002, the Company rebuilt is product functionality for Web-based applications and in August 2002 introduced Astea Alliance 6.


Item 2.  Properties.

         The Company's headquarters are located in a leased facility of approximately 22,000 square feet in Horsham, Pennsylvania. The Company also leases facilities for operational activities in Houten, Netherlands, and Tefen, Israel, and for sales and customer support activities in Cranfield, England and St. Leonards, Australia. The Company believes that suitable additional or alternative office space will be available in the future on commercially reasonable terms as needed.

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

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ATEA." The following table sets forth the high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market for the past two fiscal years:

        2002                                         High               Low
        --------------------------------------------------------------------
        First quarter                               $1.00             $0.72
        Second quarter                               1.00              0.76
        Third quarter                                0.97              0.51
        Fourth quarter                               0.75              0.45

        2001                                         High               Low
        --------------------------------------------------------------------
        First quarter                               $1.19             $0.53
        Second quarter                               1.37              0.53
        Third quarter                                1.24              0.72
        Fourth quarter                               1.00              0.70


         As of March 19, 2003, there were approximately 90 holders of record of the Company's Common Stock. (Because "holders of record" include only stockholders listed with the Company's transfer agent and exclude stockholders listed separately with financial nominees, this number does not accurately reflect the actual number of beneficial owners of the Company's Common Stock, of which the Company estimates there were more than 2,700 on such date.) On March 19, 2003, the last reported sale price of the Common Stock on the Nasdaq SmallCap Market was $0.55 per share.

         The Board of Directors from time to time reviews the Company's forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. On June 30, 2000, the Company paid its only dividend since its initial public offering. The dividend was $2.05 per share.





Item 6.           Selected Financial Data.

Years ended December 31,                                  2002           2001          2000          1999          1998

---------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Statement of Income Data: (1)
Revenues:
     Software license fees                           $      6,504   $      6,384  $      6,554  $     11,312  $      5,822
     Services and maintenance                              10,294         10,973        13,763        22,509        24,061
                                                        -------------------------------------------------------------------
            Total revenues                                 16,798         17,357        20,317        33,821        29,883
                                                        -------------------------------------------------------------------
Cost and Expenses:
     Cost of software license fees                          1,262          1,224         1,199         2,240         1,957
     Cost of services and maintenance                       6,345          6,808        10,928        17,849        18,525
     Product development                                    1,781          2,590         2,744         4,900         5,718
     Sales and marketing                                    6,218          5,396         6,857         8,463         7,976
     General and administrative (2)                         2,426          2,837         4,066         4,478         5,297
     Restructuring charge (3)                                   -            333         1,101         1,630          (800)
                                                        -------------------------------------------------------------------
           Total costs and expenses                        18,032         19,188        26,895        39,560        38,673
                                                        -------------------------------------------------------------------
Loss from continuing operations
      before interest and taxes                            (1,234)        (1,831)       (6,578)       (5,739)       (8,790)
Net interest income                                           106            309         1,496         2,163           496
                                                        -------------------------------------------------------------------
Loss from continuing
      operations before income taxes                       (1,128)        (1,522)                     (3,576)       (8,294)


Income tax expense (benefit)                                  200              -             -            -           (803)
                                                        -------------------------------------------------------------------
Loss from continuing operations                            (1,328)        (1,522)       (5,082)       (3,576)       (7,491)
Gain on sale of discontinued operations,
       net of taxes (1)                                         -              -           293            -         43,339

Loss from discontinued operations,
      net of taxes (1)                                          -              -             -            -         (1,697)
                                                        -------------------------------------------------------------------
Net loss                                             $     (1,328)   $    (1,522)  $    (4,789)  $    (3,576)  $    34,151
                                                        ==================================================================
Basic and diluted (loss) earnings per share:
      Continuing operations                          $      (0.09)   $     (0.10)  $     (0.35)  $     (0.26)  $     (0.56)

      Gain on sale of discontinued operations                   -              -          0.02            -           3.22
      Discontinued operations                                   -              -             -            -          (0.13)
                                                        -------------------------------------------------------------------
                                                     $      (0.09)   $     (0.10)  $     (0.33)  $     (0.26)  $      2.53
                                                        ==================================================================
Shares used in computing basic (loss) earnings
  per share                                                14,603         14,631        14,570        13,899        13,478


Shares used in computing diluted (loss) earnings
  per share                                                14,620         14,631        14,570        13,899        13,478
Balance Sheet Data: (1)
Working capital                                      $      6,449   $      7,313  $      9,668  $     44,170  $     45,542
Total assets                                               16,443         18,015        21,653        58,634        63,613
Long-term debt, less current portion                            -              -            23            49           468
Accumulated deficit                                       (12,568)       (11,239)       (9,716)       (4,927)       (1,351)
Total stockholders' equity                                  8,998         10,105        11,955        46,617        49,017

(1) The Company sold Bendata in September 1998 (effective July 1, 1998) and sold Abalon in December 1998. The results of Bendata and Abalon have been treated as discontinued for all periods presented. See Note 3 of the Notes to the Consolidated Financial Statements.
(2) A one-time accrual for consulting fees of $304,000 is included in the fourth quarter of 1999 general and administrative expense.
(3) Included in the fourth quarter of 2001 is a restructuring charge of $409,000 which includes cost of consolidating office space and severance of certain personnel. The second quarter of 2000 contains a restructuring charge of $1,101,000, which includes severance costs, there was an office closing, and other actions aimed at reducing operating expenses. The fourth quarter of 1999 contains a restructuring charge of $1,630,000 due to reduced DISPATCH-1 development and billable service activity and includes severance payments, the write-off of capitalized software for certain DISPATCH-1 modules which will no longer be sold and reserves to settle DISPATCH-1 contractual obligations. In the second quarter of 1998, $800,000 was reversed due to lower than expected restructuring costs. See Note 4 of the Notes to the Consolidated Financial Statements.
(4) Certain reclassifications have been made in prior years due to the implementation of EITF 01-14. See Note 2


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

         The Company develops, markets and supports Customer Relationship Management ("CRM") software solutions, which are licensed to companies that sell and service equipment, or sell and deliver professional services. The Company's principal product offering, the Astea Alliance CRM Suite, integrates and automates sales and service business processes and thereby increases competitive advantages, top-line revenue growth and profitability through better management of information, people, assets and cash flows. Astea Alliance offers substantially broader and far superior capabilities over the Company's predecessor product, DISPATCH-1, which was designed for only field service and customer support management applications.

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

         Software license fees accounted for 39% of the Company's total revenues in 2002. Sales of Astea Alliance accounted for 37% of total revenues and add-on sales to existing DISPATCH-1 users accounted for 2% of total revenues. Software license fee revenues also include some fees from the sublicensing of third-party software, primarily relational database licenses. Typically, customers pay a license fee for the software based on the number of licensed users. Depending on the contract terms and conditions, software license fees are recognized as revenue upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. If significant vendor obligations exist at the time of delivery or if the product is subject to uncertain customer acceptance, revenue is deferred until no significant obligations remain or acceptance has occurred.

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

Critical Accounting Policies and Estimates

         The Company's significant accounting policies are more fully described in its Summary of Accounting Policies, Note 2, to the Company's consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition

         Revenues are recognized in accordance with Statement of Operations Procedures (SOP) 97-2, which provides guidelines on the recognition of software license fee revenue. Principally, revenue may be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the license fee is fixed and determinable and the collection of the fee is probable. The Company allocates a portion of its software revenue to post-contract support activities or to other services or products provided to the customer free of charge or at non-standard discounts when provided in conjunction with the licensing arrangement. Amounts allocated are based upon standard prices charged for those services or products. Software license fees for resellers or other members of the indirect sales channel are based on a fixed percentage of the Company's standard prices. The Company recognizes software license revenue for such contracts based upon the terms and conditions provided by the reseller to its customer.

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

Accounts Receivable

         The Company evaluates the adequacy of its allowance for doubtful accounts at the end of each quarter. In performing this evaluation, the Company analyzes the payment history of its significant past due accounts, subsequent cash collections on these accounts and comparative accounts receivable aging statistics. Based on this information, along with consideration of the general strength of the economy, the Company develops what it considers to be a reasonable estimate of the uncollectible amounts included in accounts receivable. This estimate involves significant judgement by the management of the Company. Actual uncollectible amounts may differ from the Company's estimate.

Capitalized software research and development costs

         The Company accounts for its internal software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Accordingly, all costs incurred subsequent to attaining technological feasibility are capitalized and amortized over a period not to exceed three years. Technological feasibility is attained when software products reach Beta release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized, using the straight-line method, on a product-by-product basis over the estimated life, which is generally three years. All research and development expenditures are charged to research and development expense in the period incurred.


Recent Accounting Pronouncements

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect
Guarantees of Indebtedness of Others" ("Interpretation No. 45"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

         FIN 46, Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. We do not expect this Interpretation to have an effect on the consolidated financial statements.

         In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 requires entities to record the fair value of the liability for an asset retirement obligation in the period in which it is incurred and is effective for our 2003 fiscal year. The adoption of SFAS 143 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

         In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS Statement No. 121,

"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This new pronouncement also amends Accounting Research Bulletin (ARB) No. 51 "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and also broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Adoption of SFAS 144 on January 1, 2002, did not have any impact on our financial position, cash flows or results of operations for the year ended December 31, 2002.

         In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The rescission of FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt" applies to us. FASB No. 4 required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS 145 is effective for our fiscal year beginning January 1, 2003. Effective January 1, 2003, pursuant to SFAS 145, the losses on early extinguishment of debt, if any, will be included in "Other expenses" in our consolidated Statements of Income.

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities: ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" which previously governed the accounting treatment for restructuring activities. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. Those costs include, but are not limited to, the following:
(1) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or individual deferred-compensation contract, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities or relocate employees. SFAS 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS 143. SFAS 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002. We do not expect adoption of SFAS 146 to materially impact its financial position, results of financial position, results of operations, or cash flows.

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123 ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company expects to continue to utilize the intrinsic valuation method for recording employee stock based compensation.


Results of Continuing Operations

         The following table sets forth, for the periods indicated, selected financial data and the percentages of the Company's total revenues represented by each line item presented for the periods presented:

Years ended December 31,                            2002           2001        2000
------------------------------------------------------------------------------------------
Revenues:
    Software license fees                              38.7   %      36.8  %     32.3   %
    Services and maintenance                           61.3          63.2        67.7
                                                 -----------------------------------------

        Total revenues                                100.0   %     100.0  %    100.0  %
                                                 -----------------------------------------

Costs and expenses:
   Cost of software license fees                        7.5   %       7.1  %      5.9  %
   Cost of services and maintenance                    37.8          39.2        53.8
   Product development                                 10.6          14.9        13.5
   Sales and marketing                                 37.0          31.1        33.8
   General and administrative                          14.4          16.3        20.0
   Restructuring charge                                   -           1.9         5.4
                                                 -----------------------------------------

        Total costs and expenses                      107.3   %     110.5  %    132.4  %
                                                 -----------------------------------------


Comparison of Years Ended December 31, 2002 and 2001

         Revenues. Total revenues decreased $559,000, or 3%, to $16,798,000 for the year ended December 31, 2002 from $17,357,000 for the year ended December 31, 2001. Software license revenues increased by 2% in 2002, compared to 2001. Services and maintenance fees for 2002 amounted to $10,294,000, a 6% decrease from 2001.

         Software license fee revenues increased $120,000 or 2% to $6,504,000 in 2002 from $6,384,000 in 2001. Astea Alliance license fee revenues increased to $6,220,000 in 2002 from $5,888,000 in 2001, an increase of 6% which reflects the growing acceptance of the Astea Alliance CRM suite of software products. License fee revenues for DISPATCH-1 decreased $213,000 or 43% from $496,000 in 2001 to $283,000 in 2002 primarily due to the Company's planned movement from its legacy software to the Astea Alliance CRM suite.

         Total services and maintenance revenues decreased $679,000 or 6% to $10,294,000 in 2002 from $10,973,000 in 2001. The decrease in service and maintenance revenues is attributable to a decrease of $1,760,000 in DISPATCH-1 revenues partially offset by an increase in Astea Alliance revenues of $1,081,000. Astea Alliance service and maintenance revenues increased to $6,540,000 in 2002 from $5,459,000 in 2001 due to the growing Astea Alliance customer base. DISPATCH-1 service and maintenance revenues decreased 32% to $3,754,000 in 2002 from $5,514,000 in 2001 due to an ongoing decrease in the number of customers under service and maintenance contracts. As a result of the DISPATCH-1 source code sales, which enables the users to customize the software, and decreasing demand for DISPATCH-1, the decrease in service and maintenance revenue is expected to continue in 2003.

         In 2002 and 2000, no customer accounted for more than 10% of its revenues. In 2001, the Company had one significant customer that accounted for 11% of its revenues.

         Costs of Revenues. Costs of software license fee revenues increased 3%, or $38,000, to $1,262,000 in 2002 from $1,224,000 in 2001. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization increased to $870,000 in 2002 from $800,000 in 2001. The increase in amortization of capitalized software is due to the increase in software capitalized. The software licenses gross margin percentage remained unchanged in 2002 at 81%, as compared to 2001.

         The costs of services and maintenance revenues decreased 7%, or $463,000, to $6,345,000 in 2002 from $6,808,000 in 2001. The service and maintenance gross margin percentage remained unchanged at 38% in 2002, as compared to 2001.

         Product Development. Product development expenses decreased 31%, or $809,000, to $1,781,000 in 2002 from $2,590,000 in 2001. Product development as a percentage of total revenue decreased to 11% in 2002 compared to 15% in 2001. The Company's total product development costs, including capitalized software development costs were $2,588,000 or 15% of revenues in 2002 compared to $3,190,000, which was 19% of revenues in 2001, a decrease of $602,000 or 19%. The decrease in product development expenses is primarily attributable to the strengthening of the US dollar against the Israel shekel, which is where the Company performs most of its development. Despite this decrease, development employee headcount remained unchanged. The Company has focused its development effort exclusively on the upgrade of the Astea Alliance suite of products. In 2003, the Company expects to slightly increase its development costs relative to the amount spent in 2002.

         Sales and Marketing. Sales and marketing expenses increased 15%, or $822,000, to $6,218,000 in 2002 from $5,396,000 in 2001. The increase supports newly released versions of its Astea Alliance suite of software products. The Company's focused on improving its market presence through intensified marketing efforts to increase awareness of the Company's products. This occurred through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows and increased investment in lead generation for its sales force. Sales and marketing expense as a percentage of total revenues increased to 37% in 2002 from 31% in 2001.

         General and Administrative. General and administrative expenses decreased 14%, or $411,000, to $2,426,000 in 2002 from $2,837,000 in 2001. As a percentage of total revenues, general and administrative expenses decreased to 14% in 2002 compared to 16% in 2001. This decrease primarily results from the restructuring that occurred in 2001, as well as ongoing efforts to control all operating costs.

         Restructuring Charge. At the end of December, 2001, the Company recorded a restructuring charge of $409,000 in connection with severance costs to downsize the Company's employment roles and eliminate excess office space. Additionally, the Company reversed $76,000 of restructuring costs relating to the 2000 restructuring plan determined to be no longer needed (See Note 4 in the Notes to the Consolidated Financial Statements). In the fourth quarter of 2002, the Company determined that it had over accrued $24,000 from is 2001 restructuring charge. This was reversed in the last quarter of 2002 and included in general and administrative expenses.

         Net Interest Income. Net interest income decreased $203,000, to $106,000 in 2002 from $309,000 in 2001. This decrease was primarily attributable to significantly lower interest rates paid in 2002 on invested cash and the reduction in cash balances which are used to fund operations.

         Income Tax Expense. The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes" which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

         The realizability of the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. The factors used to assess the likelihood of realization are the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax asset. During the year ended December 31, 2002, the Company recorded a tax expense of $200,000 to increase its valuation allowance related to its net deferred tax asset based on an assessment of what portion of the asset is more likely than not to be realized, in accordance with FSAS No. 109. The Company will review this provision periodically in the future as circumstances change.

         International Operations. Total revenue from the Company's international operations declined by $486,000, or 8.6% to $5,141,000 in 2002 from $5,627,000 in 2001. The decrease in revenue from international operations was primarily attributable to the reductions in license revenues from the Astea Alliance suite. The economic slowdown in both Europe and the Pacific Rim severely impacted the operating results of the Company. International revenues from professional services and maintenance were similar to those in 2001. International operations resulted in net income of $4,000 for 2002 compared to a net income of $226,000 in 2001. The decrease in income resulted primarily from the decline in license sales resulting from depressed world wide operating conditions in both Europe and the Pacific Rim.

Comparison of Years Ended December 31, 2001 and 2000

         Revenues. Total revenues decreased $2,960,000, or 15%, to $17,357,000 for the year ended December 31, 2001 from $20,317,000 for the year ended December 31, 2000. Software license revenues decreased by 3% in 2001, compared to 2000. Services and maintenance fees for 2001 amounted to $10,973,000, a 20% decrease from 2000.

         Software license fee revenues decreased $170,000 or 3% to $6,384,000 in 2001 from $6,554,000 in 2000. Astea Alliance license fee revenues increased to $5,888,000 in 2001 from $3,414,000 in 2000, an increase of 72% which reflects the growing acceptance of the Astea Alliance CRM suite of software products. License fee revenues for DISPATCH-1 decreased $2,644,000 or 84% from $3,140,000 in 2000 to $496,000 in 2001 primarily due to the Company's planned movement from its legacy software to the Astea Alliance CRM suite.

         Total services and maintenance revenues decreased $2,790,000 or 20% to $10,973,000 in 2001 from $13,763,000 in 2000. The decrease in service and maintenance revenues is attributable to a decrease in DISPATCH-1 revenues partially offset by an increase in Astea Alliance revenues. Astea Alliance service and maintenance revenues increased to $5,459,000 in 2001 from $4,991,000 in 2000 due to the growing Astea Alliance customer base. DISPATCH-1 service and maintenance revenues decreased 34% or $2,876,000 to $5,514,000 in 2001 from $8,390,000 in 2000 due to an ongoing decrease in the number of customers under service and maintenance contracts and the completion of two significant long-term projects in the first quarter of 2000. As a result of the DISPATCH-1 source code sales in 2000, which enables the users to customize the software, and decreasing demand for DISPATCH-1, the decrease in service and maintenance revenue is expected to continue in 2002.

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

         The costs of services and maintenance revenues decreased 38%, or $4,120,000, to $6,808,000 in 2001 from $10,928,000 in 2000. The service and maintenance gross margin percentage increased to 38% in 2001 from 21% in 2000. The improvement in gross margin is attributable to improved personnel utilization and the elimination of certain redundant positions in 2000. The gross margin improvement is also a result of the decrease in third party maintenance costs associated with the decline in DISPATCH-1 maintenance revenues.

         Product Development. Product development expenses decreased 6%, or $154,000, to $2,590,000 in 2001 from $2,744,000 in 2000. Product development as a percentage of total revenue increased to 15% in 2001 compared to 14% in 2000. The Company's total product development costs, including capitalized software development costs were $3,190,000 or 19% of revenues in 2001 compared to $3,384,000, which was 17% of revenues in 2000, a decrease of $194,000 or 6%. The decrease in product development expenses is primarily attributable to reduced third party consultant costs. The Company has focused its development effort exclusively on the upgrade of the Astea Alliance suite of products. In 2002, the Company expects to pay similar development costs as incurred in 2001.

         Sales and Marketing. Sales and marketing expenses decreased 21%, or $1,461,000, to $5,396,000 in 2001 from $6,857,000 in 2000. The decrease resulted primarily from the Company's cost restructuring efforts that occurred in the middle of 2000 as well as lower commissions as a result of lower total revenues in 2001. However, the Company continues to make a concentrated effort to increase market share and expand its presence through both direct and indirect channels. Sales and marketing expense as a percentage of total revenues decreased to 31% in 2001 from 34% in 2000.

         General and Administrative. General and administrative expenses decreased 30%, or $1,229,000, to $2,837,000 in 2001 from $4,066,000 in 2000. As a percentage of total revenues, general and administrative expenses decreased to 16% in 2001 compared to 20% in 2000. This decrease primarily results from the restructuring that occurred in 2000, minimal legal activity in 2001 as compared to 2000 which resulted in lower legal costs, as well as a favorable outcome on an arbitration case which resulted in the reversal of a $250,000 accrual.

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

         International Operations. Total revenue from the Company's international operations declined by $2,536,000, or 31% to $5,627,000 in 2001 from $8,163,000 in 2000. The decrease in revenue from international operations was primarily attributable to the reductions in license revenues from DISPATCH-1 due to sales of source code in 2000. The source code sales also contributed to a reduction in international maintenance revenues on DISPATCH-1. Revenues from sales of Astea Alliance licenses, services and maintenance were similar to those in 2000. International operations resulted in net income of $226,000 for 2001 compared to a loss of $819,000 in 2000. The increase in income resulted primarily from the restructuring charge, which took place during the second quarter of 2000, the elimination of certain redundant costs and increase sales activity in Japan during 2001.

Liquidity and Capital Resources

         Net cash used in operating activities was $455,000 for the year ended December 31, 2002 compared to $439,000 for the year ended December 31, 2001. The $16,000 increase in the use of cash was primarily attributable to a $294,000 increase in accounts receivable in 2002 compared to a $460,000 decrease in 2001, a $385,000 decrease in accrued restructuring offset by a $186,000 increase in accounts payable in 2002, compared to a decrease of $1,522,000 in accounts payable in 2001, and a $203,000 decrease in deferred revenues in 2002 compared to a $268,000 decrease in 2001.

         The Company generated $1,477,000 of cash for investing activities in 2002 compared to using $325,000 in 2001. The change from last year was primarily attributable to the sale of $2,998,000 of investments in 2002 compared to selling $519,000 of investments in 2001. Capital expenditures were $404,000 in 2002 compared to $244,000 in 2001. Capitalized software costs were $807,000 in 2002 compared to $600,000 in 2001. The Company also purchased a certificate of deposit, which is security for a letter of credit, for $300,000.

         The Company used $31,000 in financing activities for the year ended December 31, 2002 compared to using $343,000 for the year ended December 31, 2001. The decrease in cash used for financing activities was principally attributable to the purchase of 223,000 shares of treasury stock for $223,000 in 2001. During 2002, the Company did not purchase any treasury stock. In addition, the Company paid $35,000 to repay its outstanding debt in 2002, compared to paying $126,000 in 2001.

         At December 31, 2002, the Company had a working capital ratio of approximately 1.8:1, with cash of $5,267,000. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the foreseeable future. The Board of Directors from time to time reviews the Company's forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. The Company does not plan any significant capital expenditures in 2003. In addition, it does not anticipate that its operations or financial condition will be affected materially by inflation.


Contractual Obligations and Commercial Commitments

The following tables summarize our contractual and commercial obligation as of December 31, 2002:

                                                                  Payment Due By Period
                                     2003        2004        2005        2006        2007      Thereafter      Total
                                     ----        ----        ----        ----        ----      ----------      -----
 Contractual Obligations:
   Long-term Debt                 $  -         $   -        $  -         $  -         $  -        $   -        $    -
   Capital Leases                    -             -           -            -            -            -             -
   Operating Leases                782,000     770,000     555,000     465,000     469,000      972,000      4,013,000







                                                       Amounts of Commitment Expiration Per Period
                                     2003        2004        2005        2006        2007      Thereafter      Total
                                     ----        ----        ----        ----        ----      ----------      -----
 Other Commercial
   Commitments:
   Letters of Credit              $ 300,000      $   -      $    -       $   -      $   -         $ -         $300,000


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

Recent History of Net Losses.

         The Company has a history of net losses. In particular, the Company incurred net losses of approximately $1.3 million in fiscal 2002, $1.5 million in fiscal 2001 and $4.8 million in fiscal 2000. As of December 31, 2002, we had stockholders' equity of approximately $9.0 million which is net of an accumulated deficit of approximately $12.6 million. Moreover, we expect to continue to incur additional operating expenses resulting primarily from research and development. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may not be able to achieve the necessary revenue growth or profitability on an annual basis in the future. If we do not attain or sustain profitability in the future, we may be unable to continue our operations.

Uncertain  Market  Acceptance  of  Astea  Alliance;   Decreased   revenues  from
DISPATCH-1.

         In each of 2002, 2001, and 2000, 24%, 35% and 58%, respectively, of the Company's total revenues was derived from the licensing of DISPATCH-1 and the providing of professional services in connection with the implementation, deployment and maintenance of DISPATCH-1 installations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company originally introduced Astea Alliance in August 1997 in order to target a market segment in which DISPATCH-1 was not cost-effective or attractive. Subsequent, rapid changes in technology have now positioned the Astea Alliance Suite, introduced in 2001 and which includes the Astea Alliance functionality, to supercede DISPATCH-1 as the company's flagship product. As a result, there are no sales planned or anticipated for DISPATCH-1 to new customers. Sales to existing customers comprised 100% of DISPATCH-1 license revenue in 2002 and 2001. DISPATCH-1 revenues have declined in each of the last three fiscal years and that trend is expected to continue and accelerate.

         While the Company has licensed Astea Alliance to over 210 companies worldwide in 1998 through 2002, revenues from sales of Astea Alliance alone are not yet sufficient to support the expenses of the Company. The Company's future success will depend mainly on its ability to increase licenses of the Astea Alliance Suite offerings, on developing new products and product enhancements to complement its existing product offerings, on its ability to continue support and maintenance revenues from DISPATCH-1, and on its ability to control its operating expenses. Any failure of the Company's products to achieve or sustain market acceptance, or of the Company to sustain its current position in the Customer Relationship Management software market, would have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will be able to increase demand for Astea Alliance, obtain an acceptable level of support and maintenance revenues from DISPATCH-1, or to lower its expenses, thereby avoiding future losses.

Need for Development of New Products.

         The Company's future success will depend upon its ability to enhance its current products and develop and introduce new products on a timely basis that keep pace with technological developments, industry standards and the increasingly sophisticated needs of its customers, including developments within the client/server, thin-client and object-oriented computing environments. Such developments may require, from time to time, substantial capital investments by the Company in product development and testing. The Company intends to continue its commitment to research and development and its efforts to develop new products and product enhancements. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and product enhancements; that new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance; or that the Company's current or future products will conform to industry requirements. Furthermore, reallocation of resources by the Company, such as the diversion of research and development personnel to development of a particular feature for a potential or existing customer, can delay new products and certain product enhancements. Some of our customers adopted our software on an incremental basis. These customers may not expand usage of our software on an enterprise-wide basis or implement new software products introduced by the Company. The failure of the software to perform to customer expectations or otherwise to be deployed on an enterprise-wide basis could have a material adverse effect on the Company's ability to collect revenues or to increase revenues from new as well as existing customers. If the Company is unable to develop and market new products or enhancements of existing products successfully, the Company's ability to remain competitive in the industry will be materially adversely effected.

Rapid Technological Change.

         In this industry there is a continual emergence of new technologies and continual change in customer requirements. Because of the rapid pace of technological change in the application software industry, the Company's current market position could be eroded rapidly by product advancements. In order to remain competitive, the Company must introduce new products or product enhancements that meet customers' requirements in a timely manner. If the Company is unable to do this, it may lose current and prospective customers to competitors.

         The Company's application environment relies primarily on software development tools from Microsoft Corporation and PowerSoft Corporation, a subsidiary of Sybase, Inc., in the case of Astea Alliance, and Progress Software Corporation, in the case of DISPATCH-1. If alternative software development tools were to be designed and generally accepted by the marketplace, we could be at a competitive disadvantage relative to companies employing such alternative developmental tools.

Burdens of Customization.

         Certain of the Company's clients request customization of DISPATCH-1 or Astea Alliance products to address unique characteristics of their businesses or computing environments. In these situations, the Company applies contract accounting to determine the recognition of license revenues. The Company's commitment to customization could place a burden on its client support resources or delay the delivery or installation of products which, in turn, could materially adversely affect its relationship with significant clients or otherwise adversely affect business and results of operations. In addition, the Company could incur penalties or reductions in revenues for failures to develop or timely deliver new products or product enhancements under development agreements and other arrangements with customers. If customers are not able to customize or deploy the Company's products successfully, the customer may not complete expected product deployment, which would prevent recognition of revenues and collection of amounts due, and could result in claims against the Company.

Risk of Product Defects; Failure to Meet Performance Criteria.

         The Company's software is intended for use in enterprise-wide applications that may be critical to its customer's business. As a result, customers and potential customer typically demand strict requirements for installation and deployment. The Company's software products are complex and may contain undetected errors or failures, particularly when software must be customized for a particular customer, when first introduced or when new versions are released. Although the Company conducts extensive product testing during product development, the Company has at times delayed commercial release of software until problems were corrected and, in some cases, has provided enhancements to correct errors in released software. The Company could, in the future, lose revenues as a result of software errors or defects. Despite testing by the Company and by current and potential customers, errors in the software, customizations or releases might not be detected until after initiating commercial shipments, which could result in additional costs, delays, possible damage to the Company's reputation and could cause diminished demand for the Company's products. This could lead to customer dissatisfaction and reduce the opportunity to renew maintenance contracts or sell new licenses.

Continued Dependence on Large Contracts May Result in Lengthy Sales and Implementation Cycles and Impact Revenue Recognition and Cash Flow.

         The sale and implementation of the Company's products generally involve a significant commitment of resources by prospective customers. As a result, the Company's sales process often is subject to delays associated with lengthy approval processes attendant to significant capital expenditures, definition of special customer implementation requirements, and extensive contract negotiations with the customer. Therefore, the sales cycle varies substantially from customer to customer and typically lasts between four and nine months. During this time the Company may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies. The Company may experience a number of significant delays over which the Company has no control. Because the costs associated with the sale of the product are fixed in current periods, timing differences between incurring costs and recognizing of revenue associated with a particular project may result. Moreover, in the event of any downturn in any existing or potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled.

         Furthermore, the implementation of the Company's products typically takes several months of integration of the product with the customer's other existing systems and customer training. A successful implementation requires a close working relationship between the customer and members of the Company's professional service organization. These issues make it difficult to predict the quarter in which expected orders will occur. Delays in implementation of products could cause some or all of the revenues from those licenses to be shifted from the expected quarter to a subsequent quarter or quarters. In these situations, the Company applies contract accounting to determine the recognition of license revenue.

         When the Company has provided consulting services to implement certain larger projects, some customers have in the past delayed payment of a portion of license fees until implementation was complete and in some cases have disputed the consulting fees charged for implementation. There can be no assurance the Company will not experience additional delays or disputes regarding payment in the future, particularly if the Company receives orders for large, complex installations. Additionally, as a result of the application of the revenue recognition rules applicable to the Company's licenses under generally accepted accounting principles, license revenues may be recognized in periods after those in which the respective licenses were signed. The Company believes that period-to-period comparisons of its results of operations should not be relied upon as any indication of future performance.

Fluctuations in Quarterly Operating Results May Be Significant.

         The Company's quarterly operating results have in the past and may in the future vary or decrease significantly depending on factors such as:

          o    Revenue from software sales;
          o    The timing of new product releases;
          o Market acceptance of new and enhanced versions of the Company's products;
          o Customer order deferrals in anticipation of enhancements or new products;
          o the size and timing of significant orders, the recognition of revenue from such orders;
          o    changes in pricing policies by the Company and its competitors;
          o    the introduction of alternative technologies;
          o    changes in operating expenses;
          o    changes in the Company's strategy;
          o    personnel changes;
          o the effect of potential acquisitions by the Company and its competitors; and general domestic and international economic and political factors.

         The Company has limited or no control over many of these factors. Due to all these factors, it is possible that in some future quarter the Company's operating results will be materially adversely affected.

Fluctuations in Quarterly Operating Results due to Seasonal Factors.

         The Company expects to experience fluctuations in the sale of licenses for its products due to seasonal factors. The Company has experienced and anticipates that it will continue to experience relatively lower sales in the first fiscal quarter due to patterns in capital budgeting and purchasing cycles of current and prospective customers. The Company also expects that sales may decline during the summer months of its third quarter, particularly in the European markets. Moreover, the Company generally records most of its total quarterly license revenues in the third month of the quarter, with a concentration of these revenues in the last half of that third month. This concentration of license revenues is influenced by customer tendencies to make significant capital expenditures at the end of a fiscal quarter. The Company expects these revenue patterns to continue for the foreseeable future. Thus, its results of operations may vary seasonally in accordance with licensing activity, and will also depend upon recognition of revenue from such licenses from time to time. The Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

General Economic Conditions May Affect Operations.

         As business has grown, the Company has become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the recent economic slowdown in the United States and in other parts of the world, many companies are delaying or reducing technology purchases and investments. Similarly, the Company's customers may delay payment for Company products causing accounts receivable to increase. In addition, terrorist attacks could further contribute to the slowdown in the economies of North America, Europe and Asia. The overall impact to the Company of this slowdown is difficult to predict, however, revenues could decline, which would have an adverse effect on the Company's results of operations and on its financial condition, as well as on its ability to sustain profitability.

Competition in the Customer Relationship Management Software Market is Intense.

         The Company competes in the CRM software market. This market is highly competitive and the Company expects competition in the market to increase. The Company's competitors include large public companies such as Oracle, PeopleSoft and Siebel, as well as traditional enterprise resource planning (ERP) software providers such as SAP that are developing CRM capabilities. In addition, a number of smaller privately held companies generally focus only on discrete areas of the CRM software marketplace. Because the barriers to entry in the CRM software market are relatively low, new competitors may emerge with products that are superior to the Company's products or that achieve greater market acceptance. Moreover, the CRM industry is currently experiencing significant consolidation, as larger public companies seek to enter the CRM market through acquisitions or establish other cooperative relationships among themselves, thereby enhancing their ability to compete in this market with their combined resources. Some of the Company's existing and potential competitors have greater financial, technical, marketing and distribution resources than the Company. These and other competitors pose business risks to the Company because:

          o they compete for the same customers that the Company tries to attract;
          o if the Company loses customers to its competitors, it may be difficult or impossible to win them back;
          o lower prices and a smaller market share could limit the Company's revenue generating ability, reduce its gross margins and restrict its ability to become profitable or sustain profitability; and
          o competitors may be able to devote greater resources to more quickly respond to emerging technologies and changes in customer requirements or to the development, promotion and sales of their products.

There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not adversely affect its business and results of operations.

Risk of Dependence on Proprietary Technology.

         The Company depends heavily on proprietary technology for its business to succeed. The Company licenses its products to customers under license agreements containing, among other terms, provisions protecting against the unauthorized use, copying and transfer of the licensed program. In addition, the Company relies on a combination of trade secrets, copyright and trademark laws and confidentiality procedures to protect the Company's proprietary rights in its products and technology. The legal protection is limited, however. Unauthorized parties may copy aspects of the Company's products and obtain and use information that the Company believes is proprietary. Other parties may breach confidentiality agreements or other contracts they have made with the Company. Policing unauthorized use of the Company's software is difficult and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. There can be no assurance that any of the measures taken by the Company will be adequate to protect its proprietary technology or that its competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. If the Company fails to successfully enforce its proprietary technology, its competitive position may be harmed.

         Other software providers could develop similar technology independently, which may infringe on the Company's proprietary rights. The Company may not be able to detect infringement and may lose a competitive position in the market before it does so. In addition, competitors may design around the Company's technology or develop competing technologies. The laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Litigation may be necessary to enforce the Company's proprietary rights. Such litigation is time-consuming, has an uncertain outcome and could result in substantial costs and diversion of management's attention and resources. However, if the Company fails to successfully enforce its proprietary rights, the Company's competitive position may be harmed.

Possible Infringement of Third Party Intellectual Property Rights.

         Substantial litigation and threats of litigation regarding intellectual property rights are common in this industry. The Company is not aware that its products and technologies employ technology that infringes any valid, existing proprietary rights of third parties. While there currently are no pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any notices that it is infringing the intellectual property rights of others, third parties may assert such claims in the future. Any claims, with or without merit, could:

          o    be time consuming to defend;
          o    result in costly litigation or damage awards;
          o    divert management's attention and resources;
          o    cause product shipment delays; or
          o require the Company to seek to enter into royalty or licensing agreements, which may not be available on terms acceptable to the Company, if at all.

         A successful claim of intellectual property infringement against the Company or the Company's failure or inability to license the infringed or similar technology could seriously harm its business because the Company would not be able to sell the impacted product without exposing itself to litigation risk and damages. Furthermore, redevelopment of the product so as to avoid infringement could cause the Company to incur significant additional expense and delay.

Dependence on Technology from Third Parties.

         The Company integrates various third-party software products as components of its software. The Company's business would be disrupted if this software, or functional equivalents of this software, were either no longer available to the Company or no longer offered to the Company on commercially reasonable terms. In either case, the Company would be required to either redesign its software to function with alternate third-party software or develop these components itself, which would result in increased costs and could result in delays in software shipments. Furthermore, the Company might be forced to limit the features available in its current or future software offerings.

Need to Expand Indirect Sales.

         The Company has historically sold its products through its direct sales force and a limited number of distributors (value-added resellers, system integrators and sales agents). The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in establishing relationships with distributors and OEM partners. The Company is currently investing, and plans to continue to invest, significant resources to expand its domestic and international direct sales force and develop distribution relationships. The Company's distributors also sell or can potentially sell products offered by the Company's competitors. There can be no assurance that the Company will be able to retain or attract a sufficient number of its existing or future third party distribution partners or that such partners will recommend, or continue to recommend, the Company's products. The inability to establish or maintain successful relationships with distributors and OEM partners or to train its direct sales force could cause its sales to decline.

Risks of Future Acquisitions.

         As part of Astea's growth strategy, it may pursue the acquisition of businesses, technologies or products that are complementary to its business. Acquisitions involve a number of special risks that could harm the Company's business, including the diversion of management's attention, the integration of the operations and personnel of the acquired companies, and the potential loss of key employees. In particular, the failure to maintain adequate operating and financial control systems or unexpected difficulties encountered during expansion could harm the Company's business. Acquisitions may result in potentially dilutive issuances of equity securities, and the incurrence of debt and contingent liabilities, any of which could materially adversely affect the Company's business and results of operations.

Risks Associated with International Sales.

         Astea's international sales accounted for 31% of the Company's revenues in 2002, 33% in 2001, and 41% in 2000. The Company expects that international sales will continue to be a significant component of its business. In the Company's efforts to expand its international presence, it will face certain risks which it may not be successful in addressing. These risks include:

          o difficulties in establishing and managing international distribution channels and in translating products into foreign languages;
          o difficulties finding staff to manage foreign operations and collect accounts receivable;
          o    difficulties enforcing intellectual property rights;
          o liabilities and financial exposure under foreign laws and regulatory requirements;
          o fluctuations in the value of foreign currencies and currency exchange rates; and
          o    potentially adverse tax consequences.

Additionally, the current economic difficulties in several Asian countries could have an adverse impact on the Company's international operations in future periods. Moreover, the currency unification in Europe may change the market for the Company's business software. Any of these factors, if not successfully addressed, could harm the Company's operating results.

Research and Development in Israel; Risks of Potential Political, Economic or Military Instability.

         Astea's principal research and development facilities are located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect its business. Continued political and economic instability or armed conflicts in Israel or in the region could directly harm the Company's business and operations.

         Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and a state of hostility has existed in varying degrees and intensity. This state of hostility has led to security and economic problems for Israel. The future of peace efforts between Israel and its Arab neighbors, particularly in light of the recent violence and political unrest in Israel and the rest of the Middle East, remains uncertain and several countries still restrict business with Israel and Israeli companies. These restrictive laws and policies may also materially harm the Company's operating results and financial condition.

Dependence on Key Personnel that are Required to Perform Military Service.

         Many of the Company's employees in Israel are obligated to perform annual military reserve duty in the Israeli army and are subject to being called to active duty at any time, which could adversely affect the Company's ability to pursue its planned research and development efforts. The Company cannot assess the full impact of these requirements on its workforce or business and the Company cannot predict the effect of any expansion or reduction of these obligations. However, in light of the recent violence and political unrest in Israel, there is an increased risk that a number of the Company's employees could be called to active military duty without prior notice. The Company's operations could be disrupted by the absence for a significant period of time of one or more of our key employees or a significant number of other employees due to military service. Any such disruption in the Company's operations could harm its operations.

Risks Associated with Inflation and Currency Fluctuations.

         The Company generates most of its revenues in U.S. dollars but a portion of its costs associated with the Israeli operations is in New Israeli Shekels, or NIS. The Company also pays some of its international-based sales and support staff in local currencies, such as the British pound sterling. As a result, the Company is exposed to risks to the extent that the rate of inflation in Israel or in the U.K. exceeds the rate of devaluation of the NIS or the British pound sterling in relation to the U.S. dollar or if the timing of such devaluations lags behind inflation in Israel or in the U.K. In that event, the cost of the Company's operations in Israel and the U.K. measured in terms of U.S. dollars will increase and the U.S. dollar-measured results of operations will suffer. Historically, Israel has experienced periods of high inflation. The Company's results of operations also could be harmed if it is unable to guard against currency fluctuations in Israel, the U.K. or other countries in which the Company may employ sales or support staff in the future.

Dependence on Key Personnel; Competition for Employees.

         The continued growth and success largely depends on the managerial and technical skills of key technical, sales and management personnel. In particular, the Company's business and operations are substantially dependent of the performance of Zack B. Bergreen, the founder and chief executive officer. If Mr. Bergreen were to leave or become unable to perform services for the Company, the business would likely be harmed. The Company's success also depends, to a substantial degree, upon its continuing ability to attract, motivate and retain other talented and highly qualified personnel. Competition for key personnel is intense, particularly so in recent years. From time to time the Company has experienced difficulty in recruiting and retaining talented and qualified employees. There can be no assurance that the Company can retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. If the Company fails to attract or retain enough skilled personnel, its product development efforts may be delayed, the quality of its customer service may decline and sales may decline.

Concentration of Ownership.

         Currently, Zack B. Bergreen, the Company's chief executive officer, beneficially owns approximately 47% of the outstanding Common Stock of the Company. As a result, Mr. Bergreen exercises significant control over the Company through his ability to influence and control the election of directors and all other matters that require action by the Company's stockholders. Under certain circumstances, Mr. Bergreen could prevent or delay a change of control of the Company which may be favored by a significant portion of the Company's other stockholders, or cause a change of control not favored by the majority of the

Company's other stockholders. Mr. Bergreen's ability under certain circumstances to influence, cause or delay a change in control of the Company also may have an adverse effect on the market price of the Company's Common Stock.

Possible Volatility of Stock Price.

         The market price of the Common Stock has in the past been, and may continue to be, subject to significant fluctuations in response to, and may be adversely affected by, variations in quarterly operating results, changes in earnings estimates by analysts, developments in the software industry, and adverse earnings or other financial announcements of the Company's customers as well as other factors. In addition, the stock market can experience extreme price and volume fluctuations from time to time which may bear no meaningful relationship to the Company's performance. Broad market fluctuations, as well as economic conditions generally and in the software industry specifically, may result in material adverse effects on the market price of the Company's common stock.

Limitations of the Company Charter Documents.

         The Company's Certificate of Incorporation and By-Laws contain provisions that could discourage a proxy contest or make more difficult the acquisition of a substantial block of the Company's common stock, including provisions that allow the Board of Directors to take into account a number of non-economic factors, such as the social, legal and other effects upon employees, suppliers, customers and creditors, when evaluating offers for the Company's acquisition. Such provisions could limit the price that investors might be willing to pay in the future for the Company's shares of common stock. The Board of Directors is authorized to issue, without stockholder approval, up to 5,000,000 shares of preferred stock with voting, conversion and other rights and preferences that may be superior to the Company's common stock and that could adversely affect the voting power or other rights of our holders of common stock. The issuance of preferred stock or of rights to purchase preferred stock could be used to discourage an unsolicited acquisition proposal.

Nasdaq SmallCap Market Compliance Requirements.

         The Company's common stock trades on The Nasdaq SmallCap Market, which has certain compliance requirements for continued listing of common stock, including a series of financial tests relating to shareholder equity, public float, number of market makers and shareholders, and maintaining a minimum bid price per share for the Company's common stock. The result of delisting from The Nasdaq SmallCap Market could be a reduction in the liquidity of any investment in the Company's common stock and a material adverse effect on the price of its common stock. Delisting could reduce the ability of holders of the Company's common stock to purchase or sell shares as quickly and as inexpensively as they could have done in the past. This lack of liquidity would make it more difficult for the Company to raise capital in the future. Although the Company is working to comply with all continued listing requirements of Nasdaq SmallCap, there can be no assurance that the Company will be able to satisfy such requirements.

         Our common stock must maintain a minimum bid price of $1.00 per share in order to remain eligible for continued listing on The Nasdaq SmallCap Market. On October 25, 2002, the staff of The Nasdaq Stock Market, Inc. notified us that we were not in compliance with the minimum bid price requirement. The staff advised us that we would be given until April 21, 2003 within which to comply with the minimum bid price requirement in order to maintain our listing on The Nasdaq SmallCap Market. Nasdaq has proposed extending the grace period one additional year for all companies in this situation and we expect the SEC to approve the blanket extension. If we fail to meet the continued listing standards by the time this additional grace period terminates on April 21, 2004, our common stock would be delisted from the Nasdaq SmallCap Market. This would likely have an adverse impact on the trading price and liquidity of our common stock. If our common stock were to be delisted, trading, if any, in the common stock may continue to be conducted on the OTC Bulletin Board upon application by the requisite market makers. It is possible, however, that Nasdaq will revise the applicable rules to provide an extended grace period.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company is currently in the process of revamping its investment portfolio. As a result, as of December 31, 2002, the Company's investments consisted of commercial paper. The Company does not expect any material loss with respect to its investment portfolio.

Foreign Currency Risk

         The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are denominated in foreign currency. The Company does not expect any material loss with respect to foreign currency risk.

         The Company has reviewed the impact of its subsidiaries dominated in German deutsche marks, French francs and the Dutch guilder converting into the Euro beginning January 1, 2002. This conversion has had no material impact on its systems related to the Company's business activities and financial reporting. The Company is not aware of any circumstances indicating that the introduction of the Euro caused or will cause material misstatements in the Company's accounting records or adversely affects business operations in the future.

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Certified Public Accountants


Board of Directors

Astea International Inc. and Subsidiaries
Horsham, Pennsylvania

         We have audited the accompanying consolidated balance sheets of Astea International Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Astea International Inc. and subsidiaries as of December 31, 2000, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 10, 2001.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astea International Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.





                               \s\BDO Seidman, LLP
                               -------------------
                                BDO Seidman, LLP









Philadelphia, PA
February 21, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Astea International Inc.'s filing on Form 10-K for the year ended December 31, 2000. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K, as Arthur Andersen LLP ceased providing audit services as of August 31, 2002. The consolidated balance sheet as of December 31, 2000 referred to in this report have not been included in the accompanying financial statements.



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




                             \s\Arthur Andersen LLP
                             ----------------------
                               Arthur Andersen LLP








Philadelphia, PA
March 10, 2001





                    ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


       December 31,                                              2002                2001
       ----------------------------------------------------------------------------------------


                                  ASSETS
Current assets:
 Cash and cash equivalents                                    $  4,967,000       $  4,071,000
 Investments available for sale                                          -          2,987,000
 Restricted cash                                                   300,000                  -
 Receivables, net of reserves of $1,018,000 and $955,000         7,936,000          7,343,000
 Prepaid expenses and other                                        691,000            822,000
                                                       --------------------------------------
   Total current assets                                         13,894,000         15,223,000

 Property and equipment, net                                       586,000            617,000
 Capitalized software development costs, net                     1,349,000          1,412,000
 Other assets                                                      614,000            763,000
                                                       --------------------------------------
   Total assets                                               $ 16,443,000       $ 18,015,000
                                                       ======================================


    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                           $          -       $     34,000
  Accounts payable and accrued expenses                          3,418,000          3,627,000
  Deferred revenues                                              4,027,000          4,249,000
                                                       --------------------------------------
   Total current liabilities                                     7,445,000          7,910,000



Commitments and Contingencies (Note 12)


Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000 shares
 authorized, none issued
                                                                         -                  -
 Common stock, $.01 par value, 25,000,000 shares
  authorized, 14,825,000 shares issued                             148,000            148,000
 Additional paid-in capital                                     22,674,000         22,674,000
 Accumulated comprehensive loss -
  translation adjustment                                        (1,039,000)        (1,256,000)
 Accumulated deficit                                           (12,568,000)       (11,239,000)
 Less: Treasury stock at cost, 221,000 and 227,000
   shares                                                         (217,000)          (222,000)
                                                       --------------------------------------
    Total stockholders' equity                                   8,998,000         10,105,000
                                                       --------------------------------------
    Total liabilities and stockholders' equity                $ 16,443,000       $ 18,015,000
                                                       ======================================


        See accompanying notes to the consolidated financial statements.





                    ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


Years ended December 31,                                         2002            2001             2000

------------------------------------------------------------------------------------------------------------


Revenues:
Software license fees                                     $  6,504,000      $  6,384,000      $  6,554,000
Services and maintenance                                    10,294,000        10,973,000        13,763,000
                                                          ------------------------------------------------

   Total revenues                                           16,798,000        17,357,000        20,317,000
                                                          ------------------------------------------------


Costs and expenses:
   Cost of software license fees                             1,262,000         1,224,000         1,199,000
   Cost of services and maintenance                          6,345,000         6,808,000        10,928,000
   Product development                                       1,781,000         2,590,000         2,744,000
   Sales and marketing                                       6,218,000         5,396,000         6,857,000
   General and administrative                                2,426,000         2,837,000         4,066,000
   Restructuring charges                                             -           333,000         1,101,000
                                                          ------------------------------------------------

   Total costs and expenses                                 18,032,000        19,188,000        26,895,000
                                                          ------------------------------------------------

Loss from operations before interest and taxes              (1,234,000)       (1,831,000)       (6,578,000)

Interest income                                                112,000           318,000         1,512,000
Interest expense                                                (6,000)           (9,000)          (16,000)
                                                          ------------------------------------------------
Loss from continuing operations before income taxes         (1,128,000)       (1,522,000)       (5,082,000)
Income tax expense                                             200,000                 -                 -
                                                          ------------------------------------------------
Loss from continuing operations                             (1,328,000)       (1,522,000)       (5,082,000)

Gain on sale of discontinued operations, net of taxes                -                 -           293,000
                                                          ------------------------------------------------

Net loss                                                   (1,328,000)       $ (1,522,000)     $(4,789,000)
                                                          ================================================


Basic and diluted net loss per share:
   Continuing operations                                   $    (0.09)       $     (0.10)      $    (0.35)
   Gain on sale of discontinued operations                          -                  -              .02
                                                          ------------------------------------------------

Net loss                                                   $    (0.09)       $     (0.10)      $    (0.33)
                                                          ================================================
Weighted average shares used in computing basic net
loss per share                                              14,603,000        14,631,000        14,570,000
                                                          ================================================
Weighted average shares used in computing diluted net
loss per share                                              14,620,000        14,631,000        14,570,000
                                                          ================================================


        See accompanying notes to the consolidated financial statements.







                                           ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                              Additional   Accumulated                               Total
                                  Common        Paid-in    ComprehensiveAccumulated   Treasury   Stockholders'   Comprehensive
                                    Stock       Capital        Loss       Deficit       Stock        Equity           Loss
                                    -----       -------        ----       -------       -----        ------           ----

Balance, January 1, 2000         $141,000     $ 52,242,000    $ (839,000)  $(4,927,000) $     -  $ 46,617,000
Exercise of stock options           6,000          998,000             -             -        -     1,004,000
Issuance of common stock
under                               1,000           22,000             -             -        -        23,000
employee stock purchase
plan
Stock issued to Board of Directors
in lieu of cash payment                 -            9,000             -             -                  9,000
Variable stock option                   -         (224,000)            -             -               (224,000)
benefit
Cash dividend to stockholders           -      (30,376,000)            -             -           $(30,376,000)
Accumulated comprehensive loss          -                -      (306,000)            -               (306,000)   $   (306,000)
Purchases of treasury stock             -                -             -                  (3,000)      (3,000)              -
Net loss                                -                -                  (4,789,000)        -   (4,789,000)     (4,789,000)
                                  --------------------------------------------------------------------------------------------------
Balance, December 31, 2000      $ 148,000       22,671,000    (1,145,000)   (9,716,000)   (3,000) $11,955,000    $ (5,095,000)
                                                                                                                   =================
Issuance of common stock
under employee stock purchase                        3,000                      (1,000)    4,000        6,000
plan
Purchases of treasury stock                                                             (223,000)    (223,000)
Accumulated comprehensive loss                                  (111,000)                      -     (111,000)    $  (111,000)
Net loss                                                                     1,522,000)        -   (1,522,000)     (1,522,000)
                                  --------------------------------------------------------------------------------------------------
Balance, December 31, 2001      $ 148,000       22,674,000    (1,256,000)  (11,239,000) (222,000)  10,105,000     $(1,633,000)
                                                                                                                   ================
Issuance of common stock
under employee stock purchase
plan                                     -               -             -        (1,000)    5,000        4,000
Accumulated comprehensive                -               -             -                       -
loss                                     -               -       217,000             -         -      217,000      $  217,000
Net loss                                 -               -             -     (1,328,000)           (1,328,000)     (1,328,000)
                                  --------------------------------------------------------------------------------------------------

Balance, December 31, 2002      $ 148,000     $ 22,674,000  $ (1,039,000) $(12,568,000)$(217,000) $(8,998,000)    $(1,111,000)

                                  ==================================================================================================


        See accompanying notes to the consolidated financial statements.





                    ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,                                                          2002            2001              2000
---------------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:

Net loss                                                                      $ (1,328,000)   $ (1,522,000)   $ (4,789,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Compensation (benefit) charge in connection with
Variable stock options                                                                   -               -        (224,000)
Gain on sale of discontinued business                                                    -               -        (149,000)
Loss on sale of investments                                                              -               -          28,000
Depreciation and amortization                                                    1,295,000       1,421,000       1,532,000
Officer's life insurance valuation                                                  59,000        (763,000)              -
Deferred income taxes                                                              200,000         370,000         188,000
Other                                                                                    -               -           9,000
Changes in operating assets and liabilities:
Receivables                                                                       (294,000)        460,000       1,292,000
Prepaid expenses and other
                                                                                   125,000         976,000        (152,000)
Accounts payable and accrued expenses
                                                                                   186,000      (2,262,000)     (1,522,000)
Accrued restructuring                                                             (385,000)        409,000        (775,000)
Deferred revenues                                                                 (203,000)       (268,000)        915,000
Other                                                                             (110,000)              -               -
                                                                           -------------------------------------------------
Net cash used in operating activities                                             (455,000)       (439,000)     (4,387,000)
                                                                           -------------------------------------------------
Cash flows from investing activities:
Net sales of investments available for sale                                      2,987,000         519,000      34,373,000
Purchases of property and equipment                                               (404,000)       (244,000)       (716,000)
Capitalized software development costs                                            (807,000)       (600,000)       (640,000)
Restricted cash                                                                   (300,000)              -               -
                                                                           -------------------------------------------------
Net cash provided by (used in) investing activities                              1,476,000        (325,000)     33,017,000
                                                                           -------------------------------------------------
Cash flows from financing activities:
Proceeds from exercise of stock options and
employee stock purchase plan                                                         4,000            6,000       1,027,000

Cash dividend to stockholders                                                            -               -      (30,376,000)
Net repayments of long-term debt                                                   (34,000)        (126,000)       (298,000)
Purchases of treasury stock                                                              -         (223,000)        (3,000)
                                                                           -------------------------------------------------
Net cash used in financing activities                                              (30,000)       (343,000)    (29,650,000)
                                                                           -------------------------------------------------
Effect of exchange rate changes on cash and cash
equivalents                                                                        (95,000)        (30,000)         70,000
                                                                           -------------------------------------------------
Net increase (decrease) in cash and cash equivalents                               896,000      (1,137,000)       (950,000)
Cash and cash equivalents balance, beginning of year
                                                                                 4,071,000       5,208,000       6,158,000
                                                                           -------------------------------------------------

Cash and cash equivalents balance, end of year                                  $4,967,000    $  4,071,000   $   5,208,000
                                                                           =================================================

Supplemental disclosure of cash flow information:
Cash paid for interest expense=                                                 $    6,000     $     9,000    $     16,000
                                                                           =================================================


        See accompanying notes to the consolidated financial statements.

                    ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   Company Background

         Astea International Inc. and Subsidiaries (collectively the "Company" or "Astea") develops, markets, and supports front-office solutions for the Customer Relationship Management ("CRM") software market. Astea's applications are designed specifically for organizations for which field service and customer support are considered mission critical aspects of business operations. Astea solutions are used in industries such as information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management, telecommunications and other industries with equipment sales and service requirements.


         The Company has incurred losses from continuing operations for the past six years and has used available cash and cash equivalents to support its operating activities. In addition, during 2000 the Company distributed $30.4 million of cash to its stockholders. Management believes that its current cash and cash equivalents on hand and future operating cash flows will be sufficient to fund operations for a reasonable period of time beyond 2003. To the extent that future operating cash flows, revenues and decreased expenses are not realized, the Company's results of operations and financial condition could be materially and adversely affected, which may impact the Company's viability. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.


2.   Summary of Significant Accounting Policies

     Principles of Consolidation

         The consolidated financial statements include the accounts of Astea International Inc. and its wholly owned subsidiaries and branches. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

     Investments Available for Sale

         Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2001, all short-term investments have been classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. As of December 31, 2001, unrealized losses and gains were not material to the financial statements. Realized gains and losses, computed using specific identification, and declines in value determined to be permanent are recognized in the consolidated statements of operations. As of December 31, 2002, there were no investments held available for sale.

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

         The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows. As of December 31, 2002, the Company has determined that no impairment has occurred.

     Capitalized Software Development Costs

         The Company capitalizes software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company capitalizes software development costs subsequent to the establishment of technological feasibility through the product's availability for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Development costs associated with product enhancements that extend the original product's life or significantly improve the original product's marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (three to four years), beginning with the initial release to customers. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of December 31, 2002, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

     Major Customers

         In 2002 and 2000, the Company had no significant customers which represented 10% of revenues. In 2001, the Company had one customer which represented 11% of revenue.

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

     Fair Value of Financial Instruments

         Due to the short term nature of these accounts, the carrying values of cash, cash equivalents, investments available for sale, accounts receivable, accounts payable and accrued expenses approximate the respective fair values.

     Income Taxes

         The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

      Net Income (Loss) Per Share

         The Company presents earnings per share in accordance with SFAS No. 128, "Earnings per Share." Pursuant to SFAS No. 128, dual presentation of basic and diluted earnings per share ("EPS") is required for companies with complex capital structures on the face of the statements of operations. Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. Options to purchase 2,237,000, 1,588,000 and 1,129,000 shares of common stock with an average exercise prices per share of $1.25 $1.72 and $2.64, were outstanding as of December 31, 2002, 2001, and 2000, respectively, but were excluded from the diluted loss per common share calculation as the inclusion of these options would have been antidilutive.

     Comprehensive Income (Loss)

         The Company follows SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement also requires that all components of comprehensive income (loss) be displayed with the same prominence as other financial statements. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. The effects of SFAS No. 130 are presented in the accompanying Consolidated Statements of Stockholders' Equity.

     Stock Compensation

         The Company accounts for options and the employee stock purchase plan under the recognition and measurement principles of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock options and employee stock purchase plan been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and basic and diluted net loss per share would have been:


                                                        2002               2001             2000
                                            ------------------------------------------------------------


Net loss - as reported                               $  (1,328,000)   $(1,522,000)    $  (4,789,000)


Add: Stock based compensation
included in net income as reported,
net or related tax effects
                                                                 -              -                 -
Deduct stock based compensation
determined under fair value based
methods for all awards, net of
related tax effects                                       (303,000)      (386,000)         (348,000)

                                            ------------------------------------------------------------


Net loss - pro forma                                 $  (1,631,000)   $(1,908,000)    $  (5,137,000)
                                            ============================================================


Basic and diluted loss
per share - as reported                              $      (0.09)    $     (0.10)    $       (0.33)
Basic and diluted loss
per share - pro forma                                $      (0.11)    $     (0.13)    $       (0.35)

         The weighted average fair value of those options granted during the years ended December 31, 2002, 2001 and 2000 was estimated as $0.70, $0.71 and $1.60, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.19%, 5.45% and 6.35% for 2002, 2001 and 2000 grants, respectively; an expected life of six years; volatility of 147%, 85% and 85%; and a dividend yield of zero for 2002, 2001 and 2000 grants, respectively.


     Reclassifications

         Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

     Earnings Per Share

         Basic  earnings  (loss) per share is computed  by  dividing  net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income (loss) by the sum of weighted average number of common shares outstanding and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon exercise of stock options using the treasury stock method. The following table sets forth the computation of the denominator for the calculation of basic and diluted loss per share:

                                                                     2002             2001            2000
                                                                   -----------     ------------    -------------
    Denominator  (in thousands):
      Denominator for basic loss per share -
         weighted average shares outstanding                          14,603           14,631           14,570
      Stock Options                                                       17                -                -
                                                                   -----------     ------------    -------------
      Denominator for diluted loss per share -
         adjusted weighted average shares outstanding,
         assuming exercise of common equivalent shares                14,620           14,631           14,570
                                                                   ===========     ============    =============



     Recent Accounting Standards or Accounting Pronouncements

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect
Guarantees of Indebtedness of Others" ("Interpretation No. 45"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

         Financial Interpretation Number (FIN) 46, Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. This Interpretation is not expected to have an effect on the consolidated financial statements.

         In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 requires entities to record the fair value of the liability for an asset retirement obligation in the period in which it is incurred and is effective for our 2003 fiscal year. The adoption of SFAS 143 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

         In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This new pronouncement also amends Accounting Research Bulletin
(ARB) No. 51 "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and also broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Adoption of SFAS 144 on January 1, 2002, did not have any impact on the Company's financial position, cash flows or results of operations for the year ended December 31, 2002.

         In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The rescission of FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt" applies to us. FASB No. 4 required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS 145 is effective for our fiscal year beginning January 1, 2003. Effective January 1, 2003, pursuant to SFAS 145, the losses on early extinguishment of debt, if any, will be included in "Other expenses" in the Company's consolidated Statements of Operations.

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities: ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" which previously governed the accounting treatment for restructuring activities. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. Those costs include, but are not limited to, the following:
(1) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or individual deferred-compensation contract, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities or relocate employees. SFAS 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS 143. SFAS 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to materially impact its financial position, results of financial position, results of operations, or cash flows.

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123 ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company plans to continue to use the intrinsic valuation method for stock compensation.

         In November 2001, the FASB issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." The new guidance requires that billings for out-of-pocket expenses that are reimbursed by the customer are to be included in revenues with the corresponding expense included in cost of sales. EITF 01-14 is required to be applied for fiscal years beginning after December 15, 2001. During fiscal years 2002, 2001 and 2000, the Company billed $273,000, $256,000 and $382,000, respectively, of reimbursable expenses to customers. During 2002, the Company adopted this new guidance and restated all prior periods presented to reflect the appropriate reclassifications.


3.        Discontinued Operations


         In September, 1998, the Company sold one of its subsidiaries, Bendata, Inc. Included in the accounting in the year of the sale were reserves for additional expenses expected to be incurred. As expenses related to the sale were paid, they were charged against the reserve. During 2000 it was determined that all expenses related to the sale had been paid in full. As a result, there was excess in the reserve of $91,000. This overaccrual was reversed in 2000 and included in gain from discontinued operations.

         On December 31, 1998, Astea completed the sale of Abalon AB, another of its subsidiaries. Part of the sales proceeds was deposited into escrow to cover costs expected to be incurred by the purchaser. In September 2000, the unused balance of the escrow account, $144,000, was distributed and included in gain from discontinued operations. In addition, excess reserves for expected expenses related to the sale of $58,000 were also reversed in 2000 and included in the gain from discontinued operations.

4.        Restructuring and Other Charges

         During the fourth quarter of 2001, the Company recorded a restructuring charge of $409,000 in connection with severance costs to downsize the Company's employment roles ($211,000) and eliminate excess office space ($198,000). For the year ended December 31, 2002, the Company made payments of $386,000 related to the 2001 restructuring plan, including severance payments of $194,000 and lease terminations of $192,000. During the fourth quarter of 2002, the Company evaluated its restructuring accrual based on the then current facts and determined that $23,000 was not needed for the purposes of the 2001 plan and, accordingly, the accrual was reversed. This reversal is included in the general and administrative expense line item of the consolidated statement of operations.

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


       5.            Investments Available for Sale

       December 31,                                               2002            2001
       ---------------------------------------------------------------------------------------

              U.S. Government Agencies Securities                 $     -       $ 1,989,000
              Corporate and Municipal Bonds                             -           998,000
                                                              -------------------------------
                                                                  $     -       $ 2,987,000
                                                              ===============================


         All investments available for sale had maturities of less than twelve months from the respective balance sheet date. Losses on sales of securities for the years ended December 31, 2002, 2001 and 2000 were zero, zero and $28,000, respectively.

6.        Receivables



              December 31,                                          2002          2001
             ---------------------------------------------------------------------------------

              Billed receivables                               $ 5,701,000       $ 4,663,000
              Unbilled receivables                               2,235,000         2,680,000
                                                          -----------------------------------
                                                               $ 7,936,000       $ 7,343,000
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


         For the years ended December 31, 2002, 2001 and 2000, the Company recorded bad debt expense of $255,000, $648,000, and $889,000 and write-offs of $470,000, $1,293,000 and $336,000.


7.        Property and Equipment


                                                                                   December 31,
                                                        Useful Life         2002                 2001
                                                        -----------         ----                 ----


             Computers and related
                equipment                                   3               $ 2,575,000     $ 3,323,000
             Furniture and fixtures                         10                  471,000         469,000
             Equipment under capital leases                 3                   988,000         988,000
             Leasehold improvements                     Lease term              111,000         112,000
             Office equipment                              3-7                  633,000         428,000
                                                                         ----------------------------------
                                                                              4,778,000       5,320,000

             Less:  Accumulated
                depreciation and amortization                               (4,192,000)      (4,703,000)
                                                                         ----------------------------------
                                                                         $     586,000     $    617,000
                                                                         ===================================

         Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000 was $425,000, $769,000 and $732,000, respectively.

         Equipment under capital leases includes telephone systems, computers and related equipment. Title to the property is owned by the financing companies. The gross book value of equipment under capital lease is $988,000 as of December 31, 2002 and 2001. Accumulated amortization on equipment under capital lease as of December 31, 2002 and 2001 was $969,000 and $925,000, respectively.

8.        Capitalized Software Development Costs

              December 31,                                                     2002               2001
              ------------------------------------------------------------------------------------------

              Capitalized software development costs                     $ 4,505,000          $ 3,698,000
              Less:  Accumulated amortization                             (3,156,000)          (2,286,000)

                                                                  ----------------------------------------

                                                                         $ 1,349,000          $ 1,412,000
                                                                  ========================================


         The Company capitalized software development costs for the years ended December 31, 2002, 2001 and 2000 of $807,000, $600,000 and $640,000,
respectively. Amortization of software development costs for the years ended December 31, 2002, 2001 and 2000 was $870,000, $800,000 and $800,000,
respectively.


9.        Other Assets


                  December 31,                                             2002            2001
              ------------------------------------------------------------------------------------------
                  Cash surrender value of life insurance
                  policies                                             $     574,000       $   563,000
                  Deferred tax asset                                               -           200,000
                  Security deposit                                            40,000                 -
                                                                  ========================================
                                                                       $     614,000       $  763,000
                                                                  ========================================


10.       Accounts Payable and Accrued Expenses


                  December 31,                                             2002                 2001
              ------------------------------------------------------------------------------------------

             Accounts payable                                              $ 926,000          $ 1,023,000
             Accrued compensation and related benefits                     1,494,000            1,223,000
             Income taxes payable                                            146,000               70,000
             Accrued professional services                                   175,000              101,000
             Other accrued liabilities                                       677,000              801,000

                                                                  ----------------------------------------
                                                                         $ 3,418,000          $ 3,627,000
                                                                  ========================================







11.       Income Taxes

                    The provision (benefit) for income taxes is as follows:

             Years ended December 31,        2002               2001          2000
              --------------------------------------------------------------------------
             Current:
Federal                                 $        -        $(170,000)      $   (188,000)
State                                            -               -               -
Foreign                                          -               -               -

                              ---------------------------------------------------------
                                                 -         (170,000)          (188,000)
Deferred:
Federal                                    200,000          170,000            188,000
                              ---------------------------------------------------------
                                           200,000               -               -
                              =========================================================

Continuing Operations                    $ 200,000        $      -          $(100,000)
Discontinued Operations:
Income from discontinued
operations                                       -               -               -
Gain on sale of discontinued
operations                                       -               -            100,000
                              ---------------------------------------------------------
                                         $ 200,000        $      -          $    -
                              =========================================================


The approximate income tax effect of each type of temporary difference is as follows:

              December 31,                            2002               2001
              -------------------------------------------------------------------


              Deferred income tax assets:
Revenue recognition                               $    27,000         $    23,000
Accruals and reserves not
currently deductible for tax                          461,000             487,000
Benefit of net operating loss carryforward          3,693,000           3,367,000
Depreciation                                          119,000             174,000
Alternative minimum tax                               370,000             370,000
Capital loss carryforward                              10,000              10,000
                                             ------------------------------------
                                                    4,680,000           4,431,000

Deferred income tax liabilities:
Capitalized software development costs               (499,000)           (523,000)
                                             ------------------------------------
                                                    4,181,000           3,908,000

Valuation reserve                                  (4,181,000)         (3,708,000)
                                             ------------------------------------

Net deferred income tax asset                    $          -         $   200,000
                                             ====================================


         In 2002, the Company has provided a valuation allowance for all of its net deferred tax asset based on an assessment of what portion of the asset is more likely than not to be realized. The amount of the deferred tax considered realizable as of December 31, 2001 relates to a portion of alternative minimum tax credits, which have an indefinite carryforward period.

         In the yer ended December 31, 2001 and 2000, there was no income taxes due to the Company's loss position. During 2002, the Company wrote off the balance of its deferred tax asset of $200,000.

         The Company has a tax holiday in Israel which expires in 2005. The net impact on 2002, 2001 and 2000 of the tax holiday was a decrease in net loss and net loss per share by $100,193, $172,938 and $38,916, and $0.01, $0.01 and zero, respectively.

         As of December 31, 2002, the Company had a net operating loss carryforward for United States federal income tax purposes of approximately $18,600,000. Included in the aggregate net operating loss carryforward is $7,761,000 of tax deductions related to equity transactions, the benefit of which will be credited to stockholders' equity, if and when realized after the other tax deductions in the carryforwards have been realized. The net operating loss carryforward begins to expire in 2016.

         The Company does not provide for federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. At December 31, 2002, the Company had not provided federal income taxes on cumulative earnings of individual international subsidiaries of $1,300,000 ($278,000 earned during 2002). Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions. Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. As noted above, the Company has significant net operating loss carryforwards for U.S. federal income taxes purposes which are available to offset the potential tax liability if the earnings were to be distributed.

12.       Commitments and Contingencies

         The Company leases facilities and equipment under noncancelable operating leases. Rent expense under all operating leases for the years ended December 31, 2002, 2001 and 2000 was $970,000, $1,002,000 and $1,396,000,
respectively.

          Future minimum lease payments under the Company's leases as of December 31, 2002 are as follows:

                                                          Operating Leases
                                                          ----------------
              2003                                                $    782,000
              2004                                                     770,000
              2005                                                     555,000
              2006                                                     465,000
              2007                                                     469,000
              Thereafter                                               972,000
                                                    ----------------------------
              Total minimum lease payments                         $ 4,013,000
                                                    ============================



         On September 11, 2002, $300,000 of cash was pledged as collateral on an outstanding letter of credit related to a lease obligation and was classified as restricted cash on the balance sheet. The letter of credit is due to expire on September 11, 2003, but may be extended until September 2004.


         The Company is from time to time involved in certain legal actions and customer disputes arising in the ordinary course of business. In the Company's opinion, the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

13.       Profit Sharing Plan/Savings Plan

         The Company  maintains a voluntary  profit  sharing  plan,  including a
Section 401(k) feature, covering all qualified and eligible employees. Company contributions to the profit sharing plan are determined at the discretion of the Board of Directors. The Company matches 25% of eligible employees' contributions to the 401(k) plan up to a maximum of 1.5% of each employee's compensation. The Company expensed approximately $57,000, $33,000 and $133,000 for the years ended December 31, 2002, 2001, and 2000, respectively.


14.       Equity Plans

     Stock Option Plans

         The Company has Stock Option Plans (the "Plans") under which incentive and non-qualified stock options may be granted to its employees, officers, directors and others. Generally, incentive stock options are granted at fair value, become exercisable over a four-year period, and are subject to the employee's continued employment. Non-qualified options are granted at exercise prices determined by the Board of Directors and vest over varying periods. A summary of the status of the Company's stock options as of December 31, 2002, 2001 and 2000 and changes during the years then ended is as follows:

                                                                                    OPTIONS
                                                     OPTIONS OUTSTANDING           EXERCISABLE
                                                     -------------------           -----------
                                  Shares                          Wtd. Avg.                     Wtd. Avg.
                                Available                         Exercise                       Exercise
                                for Grant         Shares            Price          Shares         Price
                                ------------------------------------------------------------------------------
Balance, January 1, 2000           394,000        1,878,000       $      2.33      702,000       $ 2.08
Granted at market                 (780,000)         780,000              2.37
Cancelled                          849,000         (849,000)             2.89
Cancelled outside Plan                   -           (9,000)             1.69
Exercised                                -         (671,000)             1.49
                                -----------------------------------------------------------------------------
Balance, December 31, 2000         463,000        1,129,000              2.64      256,000         4.20
Authorized                       1,400,000                -                 -
Granted at market or above        (661,000)         661,000              1.00
Cancelled                          199,000         (199,000)             4.51
Cancelled outside of plan                -           (3,000)             1.69
Expired                            (13,000)               -                 -
                                -----------------------------------------------------------------------------
Balance, December 31, 2001       1,388,000         1,588,000             1.72      408,000         2.44
Granted at market                 (869,000)          869,000             0.72
Cancelled                          220,000          (220,000)            2.04
Expired                             (5,000)               -                 -
                                -----------------------------------------------------------------------------
Balance, December 31, 2002         734,000         2,237,000       $     1.25      688,000        $ 1.79
                                ==============================================================================



         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 2002:

                                              OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                 ----------------------------------------------------    --------------------------------

                                                   Weighted
                                                    Average           Weighted                         Weighted
           Range of               Number           Remaining          Average           Number          Average
            Exercise           Outstanding        Contractual       Exercise Price     Exercisable   Exercise Price
            --------           -----------       -----------        --------------     -----------   --------------
            Prices                                Life (yrs)
            ------                                ----------
         $ 0.55   -      $0.97      1,620,000        7.52              $0.82           340,000           $0.91
           1.06   -       1.69        409,000        7.57               1.43           179,000            1.54
           2.50   -       6.25        208,000        5.52               4.27           169,000            3.84
     ---------------------------  -----------        ----                          -----------
         $ 0.55   -      $6.25      2,237,000        7.34               1.25           688,000            1.79
                                  ===========                                      ===========

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


     Dividend Distribution

              On June 30, 2000, the Company paid a dividend of $2.05, or $30,376,000.


     Employee Stock Purchase Plan

         In May 1995, the Company adopted an employee stock purchase plan (the "ESPP") which allows full-time employees with one year of service the opportunity to purchase shares of the Company's common stock through payroll deductions at the end of bi-annual purchase periods. The purchase price is the lower of 85% of the average market price on the first or last day of the purchase periods. An employee may purchase up to a maximum of 500 shares or 10% of the employee's base salary, whichever is less, provided that the employee's ownership of the Company's stock is less than 5% as defined in the ESPP. Pursuant to the ESPP, 250,000 shares of common stock were reserved for issuance. During 2002, 2001 and 2000, shares purchased were 6,000, 8,145 and 11,207, respectively. At December 31, 2002, there were 155,581 shares available for future purchases.

     15.      Related Party Transactions

         In each of 2002, 2001 and 2000, the Company paid premiums on behalf of the majority stockholder and his wife of $69,600 under split dollar life insurance policies. As of January 1, 2003, the Company has terminated these premium payments.

         In November 2001, the Company entered into a five year development and license agreement with a third party owned in part by a Director of the Company. The agreement requires the third party to design, develop and deliver a product to be re-sold by the Company in exchange for a royalty fee. In accordance with the agreement, the Company paid royalty fees totaling $37,500 and $7,500 in 2002 and 2001, respectively.


16.       Geographic Segment Data

          The Company operates in one business segment. The following table presents information about the Company's operations by geographic area:

Year ended December 31,              2002                   2001                2000
----------------------------------------------------------------------------------------------
Revenues:
  Software license fees
     United States
   Domestic                         $  4,296,000      $  3,470,000      $  2,193,000
   Export                                 72,000           209,000            62,000
                                ------------------------------------------------------------
     Total United States
       software license fees           4,368,000         3,679,000         2,255,000

    Europe                             1,151,000         1,625,000         3,010,000
    Other foreign                        985,000         1,080,000         1,289,000
                                ------------------------------------------------------------
     Total foreign software
       license fees                    2,136,000         2,705,000         4,299,000
                                ------------------------------------------------------------
     Total software license fees       6,504,000         6,384,000         6,554,000

  Services and maintenance
    United States
     Domestic                          7,037,000         7,700,000         9,393,000
     Export                              252,000           351,000           506,000
                                ------------------------------------------------------------
       Total United States
        service and
        maintenance revenue            7,289,000         8,051,000         9,899,000
                                ------------------------------------------------------------
     Europe                            2,126,000         2,104,000         2,749,000
     Other foreign                       879,000           818,000         1,115,000
                                ------------------------------------------------------------
         Total foreign service and
          maintenance revenue          3,005,000         2,922,000         3,864,000

                                ------------------------------------------------------------
         Total service and
         maintenance revenue          10,294,000        10,973,000        13,763,000
                                ------------------------------------------------------------
`        Total revenue              $ 16,798,000      $ 17,357,000      $ 20,317,000
                                ============================================================


Income (loss) from continuing
Operations
  United States                     $ (1,332,000)     $  1,748,000)     $ (3,970,000)
  Europe                                (454,000)         (908,000)       (1,287,000)
  Other foreign                          458,000         1,134,000            468,000
                                ------------------------------------------------------------
    Total loss from
    continuing operations           $ (1,328,000)     $ (1,522,000)     $ (4,789,000)
                                ============================================================


Identifiable assets
  United States                     $ 11,786,000      $ 13,274,000      $ 16,002,000
  Europe                               2,753,000         3,240,000         4,112,000
  Other foreign                        1,904,000         1,501,000         1,539,000
                                ------------------------------------------------------------
     Total assets                   $ 16,443,000      $ 18,015,000      $ 21,653,000
                                ============================================================







17.       Selected Consolidated Quarterly Financial Data (Unaudited)

    2002 Quarter Ended                             Dec 31,             Sep 30,            Jun 30,           Mar 31,
    -------------------------------------------------------------------------------------------------------------------
    Revenues                                       $ 4,697,000        $ 4,846,000     $ 3,302,000           $ 3,953,000
    Gross profit                                     2,975,000          2,875,000       1,295,000             2,046,000
    Net (loss) income                                  299,000            229,000     (1,562,000)              (294,000)

    Basic and diluted net (loss) income                   0.02               0.02          (0.11)                (0.02)
      per share

    Shares used in computing basic
      and diluted net (loss) income                     14,604             14,604          14,602                14,602
    per
      share (in thousands)



    2001 Quarter Ended                              Dec 31,            Sep 30,           Jun 30,            Mar 31,
    ------------------------------------------ ----------------- ------------------- ----------------- -------------------
    Revenues                                       $ 4,317,000        $ 3,516,000     $ 4,473,000           $ 5,051,000
    Gross profit                                     2,252,000          1,791,000       2,358,000             2,924,000
    Net (loss) income                                (935,000)          (560,000)       (196,000)              169,000

    Basic and diluted net (loss)
      income per share                                  (0.06)             (0.04)          (0.01)                  0.01

    Shares used in computing basic and
      diluted net (loss) income per
      share (in thousands)                              14,616             14,612          14,661                14,698



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

         Zack B. Bergreen, 57, founded the Company in November 1979. From November 1979 to January 1998, he served as President, Treasurer and Director of the Company. In April 1995, he was elected Chief Executive Officer and Chairman of the Board of Directors. From January 1998 through August 1999 Mr. Bergreen served as Chairman of the Board and Chief Executive Officer. Mr. Bergreen has served as Chairman of the Board since August 1999, when Bruce R. Rusch was elected President and Chief Executive Officer. Following the resignation of Mr. Rusch on May 30, 2000, Mr. Bergreen resumed the positions of President and Chief Executive Officer, and on June 27, 2000, was elected as Secretary. Mr. Bergreen holds Bachelor of Science and Master of Science degrees in Electrical Engineering from the University of Maryland.

         Adrian A. Peters, 53, joined the Company's Board of Directors in June 2000 and is a member of the Audit Committee. He is the President and founder of Tellstone (previously Boston Partners), a firm that specializes as strategic advisors to high-tech firms. From 1986 through 1995, he held various positions as President and CEO of Siemens AG companies. Prior to that he held senior positions at Federale, an investment firm, Arthur Andersen Consulting and IBM. Mr. Peters studied science and engineering at the University of Stellenbosch in South Africa as well as management at Harvard Business School.

         Isidore Sobkowski, 46, joined the Company's Board of Directors in June 2000 and is a member of the Audit Committee. He currently serves as the President and Chief Executive Officer of PrimeCloud, Inc. From 1994 through 1998, he served as the President and Chief Executive Officer at Professional Help Desk, and upon its acquisition by Computer Associates, served from 1998 through 2000 as a Division Vice President at Computer Associates. From 1984 through 1994, he served as President and Chief Executive Officer of Knowledge Associates, Ltd. Mr. Sobkowski received a Bachelor of Science in Computer Science from City College of New York in 1978 and a Master of Science in Computer Science from City College of New York in 1982.

         Eric Siegel, 46, is the newest member of the Astea Board of Directors. In 1983, he founded Siegel Management Company, a strategy consulting and investment banking advisory for a diverse client base, principally middle market firms. His expertise and experience had been utilized by growth companies, public market and acquisition candidates, industry consolidators and turnarounds alike. He also serves on the Board of NCO Group (NASDAQ: NCOG) and PSCInfoGroup. An established author, he has been a lecturer in management at the Wharton School for over twenty years. Mr. Siegel is a magna cum laude graduate of the University of Pennsylvania and received an MBA from the Wharton School with honors.

         Rick Etskovitz, 48, joined the Company in June 2000 when he was elected Chief Financial Officer and Treasurer. He is a certified public accountant and shareholder of a local accounting firm. From 1986 through 1993, he worked with the Company as the engagement partner with its independent accounting firm. Mr. Etskovitz received his Bachelor of Science degree from the Pennsylvania State University in 1976 and his

Masters of Business Administration Degree from the Wharton Graduate School at the University of Pennsylvania in 1980.

         John Tobin, 37, joined the Company in June 2000 and serves as Vice President and General Counsel. Mr. Tobin is responsible for handling the legal affairs of the Company, along with various corporate development and business development initiatives. Prior to joining Astea, John worked at the Philadelphia law firms Pepper Hamilton and Wolf Block, specializing in corporate transactions and intellectual property. Prior to returning to the Philadelphia area in 1998, he worked as a corporate and entertainment lawyer in Los Angeles, specializing in motion picture, television and music transactions and licensing, most recently with PolyGram Filmed Entertainment. Mr. Tobin holds a B.S. in Economics from the Wharton School of the University of Pennsylvania in 1987, and received his law degree from the University Of Pennsylvania in 1992.

         John Reed, 46, joined Astea as Vice President of North American Sales in July 2002. As a senior executive, he is chartered with leading the Company's sales operations to drive revenues and market share. John brings to Astea over twenty years of experience in technology sales and sales management, ranging from Supply Chain solutions and intelligent software application development, to computer-based control systems. Prior to joining Astea, John held senior management positions at i2 Technologies, where he focused on the Telecommunications and Discrete Manufacturing industries, and Gensym Corporation, where he was vice president of sales for their communications business unit. He began his career in sales with such industry leaders as American Cyanamid and AccuRay Corporation (now part of ABB). John holds a
Bachelor of Science in Chemistry from Penn State University and a Master in Business Administration from Temple University.

         Ashim Bose, 41, joined Astea as Vice President of Customer Services in February 2003. Mr. Bose is responsible for all customer service and support operations in Astea. In this capacity he manages the delivery of support, customization, and professional services to the North American client base. Ashim comes to Astea from i2 Technologies where he was a Practice Director, Consulting Services. While at i2, he built a supply chain practice of over 40 consultants generating over $12M in revenue and documenting over $350M in customer savings in just 4 years. Earlier, he was in technical management roles at GTE (now Verizon) and Space Telescope Science Institute, a NASA affiliate. He brings over 12 years of consulting experience on global technology rollouts in multiple sectors including Automotive, Industrial, Consumer Goods, Telecom,
High-tech, Public Sector, and Healthcare. He has spent the last 9 years in progressive management roles successfully delivering multi-million dollar projects to Fortune 1000 clients. He started his career at Marktech Systems, a boutique consulting firm in the Healthcare sector. He holds a Ph.D. in Computer Science from the Univ. of Minnesota and a M.S. in Mechanical Engineering from the Univ. of Houston.

         Pat Noble, 54, Managing Director, Europe. Pat brings to Astea thirty years of expertise in the service-centric environment on which the Company is uniquely focused. Having joined the organization in 1996, he assumed responsibility for managing European operations in 1999. Prior to joining Astea, Pat was managing director at both Servasure Systems Ltd., where he built a leading Field Service Management System, and at Vistec Computer Services.
Earlier he was responsible for implementation and management of hardware, software and control systems at organizations such as Midlectron Ltd., Digital Equipment Co. (DEC) and Accuray Ltd. During his tenure he also led and trained large teams of field service engineers and customers. He began his career in field service as a maintenance engineer with Burroughs Business Machines. Pat received his Bachelors Degree with honors in Electronic Engineering from the University of Bradford.

         Paul Rahme, 34, Managing Director, Asia Pacific. Paul is responsible for growing Astea International's overall Asia Pacific business with direct responsibility for sales, service, marketing, finance and administrative teams. Paul comes to Astea with an extensive background in Asia Pacific regional management. Previously, he was founder and CEO Annual Long-Term of vEO Management, an international business development firm specializing in assisting US technology companies expand their business throughout the region. During his tenure, he assisted numerous companies in entering the market by establishing partnerships and distribution networks in Australia, New Zealand, Singapore, Hong Kong, Malaysia, China and Japan. Paul has also held senior management positions with Infinium, Wall Data and Visual Concepts Software. He holds both a business management degree and an advanced marketing degree from NSW Technical College. His undergraduate work was completed at St. Ignatius College, Riverview in Sydney. An established industry speaker, Paul most recently presented at Voice 2001 on Biometric Voice Verification.

         Danny Klein, 43, Vice President of Development. Mr. Klein is responsible for managing the development center which brings to market value-driven solutions. In this capacity, he executes new product lines and provides second-level support to Astea offices and customers all over the world. He is also chartered with enhancing the company's technology infrastructure. With over 20 years of experience managing the development of market-leading software, Danny comes to Astea with a strong background in programming and development methodologies. Previously, he was a software development and project manager at MLL Jerusalem, a service bureau for banking software solutions. During his tenure, Danny managed the development of financial applications. He also led the company's technology upgrade to rapid application development tools to meet the needs for rapid innovation, scalability and security required in the industry. Prior to MLL, he managed various systems in the Israeli defense forces
(IDF). Danny holds a Bachelors degree in computer programming from C.E.I.E Institute and a degree in senior business management from the University of Haifa.

         Section 16(a) of the Exchange Act requires the Company's Directors, executive officers and holders of more than 10% of the Company's Common Stock (collectively, "Reporting Persons") to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Such persons are required by regulations of the Commission to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the fiscal year ended December 31, 2002 and written representations from certain Reporting Persons, the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended December 31, 2002.

Item 11.  Executive Compensation.

         The following table sets forth information concerning the compensation for services in all capacities to the Company for the fiscal years ended December 31, 2002, 2001, and 2000, of the following persons (i) each person who served as Chief Executive Officer during the year ended December 31, 2002, and
(ii) four other executive officers of the Company in office at December 31, 2002 who earned more than $100,000 in salary and bonus in fiscal 2002 (collectively, the "Named Executive Officers").

                                SUMMARY COMPENSATION TABLE

                                                                                       Long-Term
                           Annual Compensation                                         Compensation
                 ------------------------------------                                 -------------
                                                                                       Securities
                                                                                      Underlying
                                                                                        Options         All Other
      Name and Principal Position          Year        Salary ($)     Bonus ($)      (# of shares)   Compensation ($)
      ---------------------------          -----       -----------    ----------     -------------   ----------------
Zack B. Bergreen                            2002        $ 130,000         --              --          $  69,600 (2)
Chairman of the Board and Chief             2001          130,000         --          400,000 (1)        69,600 (2)
    Executive Officer                       2000          233,971         --              --            242,897 (3)

Rick Etskovitz                              2002        $ 127,050         --           50,000 (4)           --
Chief Financial Officer                     2001          119,160         --           25,000 (4)           --
                                            2000           55,538         --           25,000 (4)           --

John Tobin (5)                              2002        $ 151,033         --           50,000 (4)           --
Vice President and General Counsel          2001          126,895         --           25,000 (4)           --
                                            2000           42,957         --           25,000 (4)           --

John Reed (6)                               2002        $  65,538      $ 32,847        210,000(4)           --
Vice President, North American Sales

Lynn Ledwith (7)                            2002        $  87,667      $ 16,125        100,000(4)           --
Vice President, Marketing

(1) Represents options to purchase shares of Common Stock, which was awarded as compensation for a decrease taken in salary.
(2) Includes premiums for term, split-dollar life insurance paid by the Company on behalf of the Named Executive Officer.
(3) Includes premiums for term, split-dollar life insurance paid by the Company on behalf of the Named Executive Officer, payout for consulting services performed January 2000 through May 2000, and vacation payout.
(4) Represents options to purchase shares of Common Stock, which was awarded based on merit.
(5)  Compensation paid to Coleman Legal, a third party legal services provider.
(6)  John Reed joined Astea in July 2002.
(7)  Lynn Ledwith joined Astea in April 2002 and terminated in February 2003.

Option Grants in Last Fiscal Year

         The following table sets forth each grant of stock options made during the year ended December 31, 2002 to each of the Named Executive Officers:

                                                                          Individual Grants
                                                                     -------------------------
                                               Percent of
                                                 Total                                 Potential Realizable Value at
                               Number of        Options                                           Assumed
                               Securities      Granted to                               Annual Rates of Stock Price
                               Underlying      Employees      Exercise                    Appreciation for Option
                                Options        In Fiscal       Price     Expiration                 Terms(2)
Name                          Granted (#)        Year       ($/Share)(1)    Date                5%($) 10%($)
----                          -----------        ------     ------------    ----                ------------

Rick Etskovitz                 50,000(3)           7%          $0.89     05/10/2012       $72,486          $115,422

John Tobin                     50,000(3)           7%          $0.89     05/10/2012       $72,486          $115,422

John Reed                     210,000(3)           31%         $0.66     08/13/2012       $225,765         $359,493

Lynn Ledwith                  100,000(4)           15%         $0.89     05/10/2012       $144,972         $230,843


(1) The exercise price per share of each option was fixed by the Board of Directors.
(2) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the market value of the Company's Common Stock on the date of option grant over the term of the options. These numbers are calculated based on rules promulgated by the Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Company's Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individual.
(3) Options to purchase shares will vest in equal installments on each of the first four anniversaries of the grant date.
(4) Options to purchase shares will vest in equal installments on each of the first four anniversaries of the grant date. Upon termination of her employment in February 2003, 100,000 options, representing the unvested portion of this grant, were cancelled.


Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

         The following table sets forth, for each of the Named Executive Officers, information with respect to the exercise of stock options during the year ended December 31, 2002 and the year-end value of unexercised options:

                                                                                   Value of Unexercised
                               Shares                 Numbers of Unexercised       In-the-Money Options
              Name          Acquired on     Value       Options at Year End            at Year End
                            Exercise(#)   Realized($) Exercisable/Unexercisable Exercisable/Unexercisable
                            -----------   ---------- -------------------------- -------------------------

      Zack B. Bergreen          --            --          100,000/400,000                  --

      Rick Etskovitz            --            --            18,750/81,250                  --

      John Tobin                --            --            31,250/68,750                  --

      John Reed                 --            --             --/210,000                    --

      Lynn Ledwith              --            --             --/100,000                    --


Employment Agreements and Severance Arrangements with Executive Officers

         The Company has not entered into employment agreements with any of its current Executive Officers.

Board Interlocks and Insider Participation

         No executive officer of the Company served as a member of the Board of Directors, compensation committee, or other committee performing equivalent functions, of another entity one of whose executive officers served as a Director of the Company. Other than Mr. Bergreen, no person who served as a member of the Board was, during the fiscal year ended December 31, 2002, simultaneously an officer, employee or consultant of the Company or any of its subsidiaries. Mr. Bergreen did not participate in any Company determination of his own personal compensation matters.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth as of March 19, 2003: (i) the name of each person who, to the knowledge of the Company, owned beneficially more than 5% of the shares of Common Stock of the Company outstanding at such date; (ii) the name of each Director; and (iii) the name of each current executive officer of the Company. The following table also sets forth as of March 19, 2003 the number of shares owned by each of such persons and the percentage of the outstanding shares represented thereby, and also sets forth such information for Directors, nominees and executive officers as a group.

Name and Address Of Beneficial Owner                        Amount of Ownership(1)    Percent of Class(2)
------------------------------------                        ----------------------    -------------------

Zack B. Bergreen(3)                                                6,892,000          46.9%
 c/o Astea International
 455 Business Center Drive
 Horsham, Pennsylvania 19044

Adrian Peters (4)                                                     20,000          *

Isidore Sobkowski (4)                                                 20,000          *

Eric Siegel                                                                0          *

Rick Etskovitz (5)                                                    52,500          *

John Tobin (6)                                                        50,000          *

John Reed                                                                  0          *

Lynn Ledwith                                                               0          *


All current directors, nominees and executive officers as          7,034,500          47.5%
a group (8 persons)(1)-(7)
_________________________
   *      Less than 1% of the outstanding shares of Common Stock.
(1)  Except as noted in the footnotes to this table, each person or entity named in the table has sole  voting  and  investment  power  with  respect to all shares of Common  Stock  owned,  based  upon  information  provided  to the
     Company by  Directors,  officers  and  principal  stockholders.  Beneficial ownership is determined in accordance  with the rules of the Securities and
     Exchange  Commission (the  "Commission") and includes voting and investment power with respect to shares of Common Stock  subject to options  currently exercisable or exercisable within 60 days after the Record Date ("presently exercisable stock options").
(2)  Applicable  percentage  of  ownership  as of the Record  Date is based upon
     14,606,530 shares of Common Stock  outstanding as of that date.  Beneficial ownership is determined in accordance  with the rules of the Commission and includes  voting and  investment  power with  respect to shares.  Presently
     exercisable  stock  options  are  deemed   outstanding  for  computing  the
     percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.
(3)  Includes  782,834  shares  of  Common  Stock  held by  trusts  of which Mr.
     Bergreen and his wife are the only trustees,  272,342 shares held by trusts with  independent  trustees,  and 279,019  shares of Common Stock held by a family  limited  partnership  of which  Mr.  Bergreen  is the sole  general partner.  Also  included are 100,000  options,  all of which are  currently exercisable.
(4)  Board Of Directors.  Represents  options to purchase 20,000 shares,  all of which are currently  exercisable.
(5)  Chief Financial Officer.  Represents 15,000 shares of common stock and also
     options  to  purchase   37,500  shares,   18,750  of  which  are  currently
     exercisable,  and 18,750 of which shall become  exercisable within the next
     60 days.
(6)  Vice President and General Counsel.  Represents  options to purchase 50,000 shares, 31,250 of which are currently exercisable and 18,750 of which shall become exercisable within the next 60 days.

Item 13.   Certain Relationships and Related Transactions

         None.



                                     PART IV



Item 14.   Controls and Procedures

Evaluation Of Disclosure Controls and Procedures

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in the Company's periodic SEC reports. There have been no significant changes in the Company's internal control or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.



Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)(1)(A)  Consolidated Financial Statements.

                    i)   Consolidated  Balance  Sheets at December  31, 2002 and
                         2001
                    ii) Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000
                    iii) Consolidated Statements of Stockholders' Equity for the
                         years ended December 31, 2002, 2001, and 2000
                    iv) Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000
                    v)   Notes to the Consolidated Financial Statements

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

         Exhibit No Description

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



         23.1*    Consent of BDO Seidman, LLP.
         24.1*    Powers of Attorney (See the Signature Page).
         99.1*    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002 - President and Chief Executive Officer
         99.2*    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to       Section 906 of the
                  Sarbanes-Oxley Act of 2002 - Chief Financial Officer

                  -------------------
         *        Filed herewith

         (b)      Reports on Form 8-K.

         The Company filed no current reports on Form 8-K, or amendments to current reports on Form 8-K/A, during the fiscal quarter ended December 31, 2002.

         (c)      Exhibits.

         The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) set forth above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March 2003.

                                      ASTEA INTERNATIONAL INC.


                                      By: /s/Zack Bergreen
                                          --------------------------------------
                                          Zack Bergreen
                                          President and Chief
                                          Executive Officer

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

      Signature               Title                               Date
      ---------               -----                               ----

  /s/Zack Bergreen            President and Chief Executive       March 28, 2003
  ------------------
  Zack Bergreen               Officer (Principal Executive Officer)

  /s/Rick Etskovitz.          Vice President and Chief            March 28, 2003
  ------------------
  Rick Etskovitz              Financial Officer (Principal
                              Financial and Accounting
                              Officer)

  /s/Adrian Peters             Director                           March 28, 2003
  -------------------
  Adrian Peters


  /s/Zack Bergreen            Director                            March 28, 2003
  ------------------
  Zack Bergreen

                                 CERTIFICATIONS


I, Zack B. Bergreen, the Chief Executive Officer and Principal Executive Officer of Astea International Inc. (the "Company"), certify that:

1.   I have reviewed this annual report on Form 10-K of Astea International
     Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 28, 2003
                                          By:   /s/   Zack B. Bergreen
                                             ---------------------------------
                                              Zack B. Bergreen
                                              Chief Executive Officer
                                              (Principal Executive Officer)

I, Rick Etskovitz, the Chief Financial Officer and Principal Financial and Chief Accounting Officer of Astea International Inc. (the "Company"), certify that:

1.   I have reviewed this annual report on Form 10-K of Astea International
     Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     d) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     e) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     f) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     c) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 28, 2003

                                            By:   /s/   Rick Etskovitz
                                               ---------------------------------
                                                Rick Etskovitz
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Chief Accounting Officer)

               Consent of Independent Certified Public Accountants


Astea International, Inc.
Subsidiaries
Horsham, Pennsylvania

         We hereby consent to the incorporation by reference in the Registration Statements (Nos. 333-33825, 333-34865, and 333-61981) on Form S-8 and (Nos.
333-11949 and 333-17459) on Form S-3 of Astea International, Inc. and subsidiaries of our report dated February 21, 2003, relating to the consolidated financial statements of Astea International, Inc. and subsidiaries appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.




BDO Seidman, LLP
Philadelphia, PA


March  28, 2003