Form 10-Q
period 2003-03-31
ASTEA INTERNATIONAL INC
filed 2003-05-13
CIK 945989

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    -----------------------------------------

                                    FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2003
                                ---------------


                                       or

[ ]Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from        to
                              --------  --------

                         Commission File Number: 0-26330
                                                 -------

                            ASTEA INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                23-2119058
    -----------------------------                   --------------------
   (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                    Identification No.)

         240 Gibraltar Road, Horsham,  PA                   19044
       --------------------------------------             ---------
      (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (215) 682-2500
                                                            -------------

                                      N/A
    ------------------------------------------------------------------------
(Former  name,  former  address  and former  fiscal  year,  if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X     No

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes    No X

As of May 07, 2003, 14,606,530 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                            ASTEA INTERNATIONAL INC.

                                    FORM 10-Q
                                QUARTERLY REPORT
                                      INDEX
                                                                        Page No.
                                                                        --------
Facing Sheet                                                                 1

Index                                                                        2

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.        Consolidated Financial Statements

               Consolidated Balance Sheets (Unaudited)                       3

               Consolidated Statements of Operations (Unaudited)             4

               Consolidated Statements of Cash Flows (Unaudited)             5

               Notes to Unaudited Consolidated Financial Statements          6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           8

Item 3.        Quantitative and Qualitative Disclosure About Market Risk    12

Item 4.        Controls and Procedures                                      12

PART II - OTHER INFORMATION
---------------------------

Item 1.        Legal Proceedings                                            12

Item 2.        Changes in Securities and Use of Proceeds                    13

Item 3.        Defaults upon Senior Securities                              13

Item 4.        Submission of Matters to a Vote of Security Holders          13

Item 5.        Other Information                                            13

Item 6.        Exhibits and Reports on Form 8-K                             13

               Signatures                                                   14

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


                                          ASTEA INTERNATIONAL INC.
                                        CONSOLIDATED BALANCE SHEETS


                                                               March 31,            December 31,
                                                                2003                   2002
                                                            ---------------------------------------
    ASSETS                                 (Unaudited)
Current assets:
  Cash and cash equivalents                                   $  5,677,000       $ 4,967,000
  Restricted cash                                                  300,000           300,000
  Receivables, net of reserves of $655,000 and $1,018,000        6,099,000         7,936,000
  Prepaid expenses and other                                       831,000           691,000
                                                            ---------------------------------------
          Total current assets                                  12,907,000        13,894,000

Property and equipment, net                                        579,000           586,000
Capitalized software, net                                        1,319,000         1,349,000
Other assets                                                       614,000           614,000
                                                            ---------------------------------------
          Total assets
                                                               $15,419,000       $16,443,000
                                                            =======================================

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                         $3,165,000        $3,418,000
  Deferred revenues                                              3,684,000         4,027,000
                                                            ---------------------------------------
          Total current liabilities                              6,849,000         7,445,000

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
      authorized, none issued                                           --                --

   Common stock, $.01 par value, 25,000,000 shares
      authorized, 14,825,000 issued
                                                                   148,000           148,000
   Additional paid-in capital                                   22,674,000        22,674,000
   Cumulative translation adjustment                            (1,000,000)       (1,039,000)
   Accumulated deficit                                         (13,037,000)      (12,568,000)
   Less:  treasury stock at cost, 218,000 and 221,000             (215,000)         (217,000)
shares                                                      ---------------------------------------
                  Total stockholders' equity                     8,570,000         8,998,000
                                                            ---------------------------------------
                  Total liabilities and stockholders'
equity                                                         $15,419,000       $16,443,000
                                                            =======================================

                          See accompanying  notes to the consolidated  financial
statements.


                            ASTEA INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended
                                                          March 31,
                                                  2003                   2002
                                         ---------------------------------------------
 Revenues:
    Software license fees                         $  1,022,000      $  1,466,000
    Services and maintenance                         2,966,000         2,487,000
                                                  ------------------------------
               Total revenues                        3,988,000         3,953,000
                                                  ------------------------------

 Costs and expenses:
     Cost of software license fees                     229,000           275,000
    Cost of services and maintenance                 1,645,000         1,632,000
    Product development                                507,000           440,000
     Sales and marketing                             1,574,000         1,259,000
     General and administrative                        518,000           629,000
                                                  ------------------------------
               Total costs and expenses              4,473,000         4,235,000
                                                  ------------------------------

 Loss from operations                                 (485,000)         (282,000)

     Interest income, net                               18,000            38,000
                                                  ------------------------------

 Loss before income taxes                             (467,000)         (244,000)

 Income tax expense                                       --              50,000
                                                  ------------------------------
 Net loss                                           $ (467,000)     $   (294,000)
                                                  ==============================

 Basic and diluted loss per share:
      Net loss per share                            $    (0.03)     $      (0.02)

 Shares outstanding used in computing basic
     loss per share                                 14,607,000        14,602,000
 Shares outstanding used in computing diluted
     loss per share
                                                    14,609,000        14,602,000


        See accompanying notes to the consolidated financial statements.



                            ASTEA INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                              2003               2002
                                                                          ------------------------------
Cash flows from operating activities:
   Net loss                                                                $  (467,000)     $  (294,000)
   Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
           Depreciation and amortization                                       239,000          329,000
   Changes in operating assets and liabilities:
            Receivables                                                      1,856,000          172,000
            Prepaid expenses and other                                        (146,000)        (156,000)
            Other assets                                                          --             33,000
            Accounts payable and accrued expenses                             (234,000)        (114,000)
            Accrued restructuring                                                 --           (156,000)
            Deferred revenues                                                 (312,000)         167,000
                                                                           ------------------------------
   Net cash provided by (used in) operating activities                        936,000           (19,000)
                                                                           ------------------------------
Cash flows from investing activities:
            Purchases of investments                                              --             (9,000)
            Purchases of property and equipment                                (84,000)         (67,000)
            Capitalized  software development costs                           (120,000)        (188,000)
                                                                           ------------------------------
   Net cash used in investing activities                                      (204,000)        (264,000)
                                                                           ------------------------------
Cash flows from financing activities:
            Proceeds from exercise of stock options and employee stock
purchase plan                                                                    1,000            2,000
            Repayments of debt                                                    --            (21,000)
                                                                           ------------------------------
   Net cash provided by (used in) financing activities                           1,000          (19,000)
                                                                           ------------------------------
   Effect of exchange rate changes on cash
                                                                               (23,000)          11,000
                                                                           ------------------------------
   Net increase (decrease) in cash and cash equivalents                        710,000         (291,000)
   Cash, beginning of period                                                 5,267,000        4,071,000
                                                                           ------------------------------
   Cash, end of period                                                     $ 5,977,000        3,780,000
                                                                           ==============================


         See accompanying notes to the consolidated financial statements.

-------------------------------------------------------

                            ASTEA INTERNATIONAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION
------------------------

The consolidated financial statements at March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 of Astea International Inc. and
subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's 2002 Annual Report on Form 10-K which are hereby incorporated by reference in this quarterly report on Form 10-Q. Results of operations and cash flows for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year.


2. STOCKHOLDERS' EQUITY/COMPREHENSIVE LOSS
------------------------------------------

The reconciliation of Stockholders' Equity and comprehensive loss from December 31, 2002 to March 31, 2003 is summarized as follows:

                                                              Cumulative
                                              Additional       Currency
                                 Common        Paid-In       Translation     Accumulated     Treasury    Comprehensive
                                   Stock       Capital        Adjustment       Deficit        Stock          Loss
                                 -------------------------------------------------------------------------------------

Balance at December 31, 2002      $148,000    $22,674,000     $(1,039,000)    $(12,568,000) $ (217,000)     $    --
Issuance of common stock
   under employee stock
   purchase plan                       --              --                           (2,000)      2,000           --
Cumulative translation
   adjustment                          --              --          39,000              --           --         39,000
Net loss                               --              --           --            (467,000)         --       (467,000)
                                 -------------------------------------------------------------------------------------
Balance at March 31, 2003         $148,000    $22,674,000    $ (1,000,000)    $(13,037,000) $ (215,000)    $ (428,000)
                                 =====================================================================================



3. RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------

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


                                                                March 31,             March 31,
                                                                  2003                   2002
                                                            -----------------------------------------
                                                               (unaudited)             (unaudited)

Net loss - as reported                                     $      (467,000)   $            (293,000)

Add:  Stock-based compensation included in net
   income as reported, net or related tax effects                       --                     --
Deduct stock-based compensation determined under
   fair value based methods for all awards, net of
   related tax effects                                             (84,000)                (121,000)

Net loss - pro forma                                       $      (551,000)   $            (414,000)

Basic and diluted loss per share - as reported             $         (0.03)   $               (0.02)
Basic and diluted loss per share - pro forma               $         (0.04)   $               (0.03)

The weighted  average fair value of those  options  granted  during the quarters ended March 31, 2003 and 2002 was  estimated  at $0.56 and $0.86,  respectively.
The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:  risk-free  interest  rate of  3.73%  and  5.20%  for 2003 and 2002 grants,  respectively;  an expected  life of six years;  volatility  of 145% and
147%; and a dividend yield of zero for 2003 and 2002 grants, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Overview
--------

This document contains various forward-looking statements and information that are based on management's beliefs, assumptions made by management and information currently available to management. Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these, as well as other risks and uncertainties are described in more detail herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

Critical Accounting Policies and Estimates
------------------------------------------

The Company's significant accounting policies are more fully described in Note 2 of the Notes to the Consolidated Financial Statement of Operations Procedures in the Company's Annual Report on Form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Capitalized Software Research and Development Costs

The Company accounts for its internal software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Accordingly, all costs incurred subsequent to attaining technological feasibility are capitalized and amortized over a period not to exceed three years. Technological feasibility is attained when software products reach Beta release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgement by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized, using the straight-line method, on a product-by-product basis over the estimated life, which is generally three years. All research and development expenditures are charged to research and development expense in the period incurred.


Results of Operations
---------------------

Comparison of Three Months Ended March 31, 2003 and 2002
---------------------------------------------------------

Revenues
--------

Revenues increased $35,000, or 1%, to $3,988,000 for the three months ended March 31, 2003 from $3,953,000 for the three months ended March 31, 2002. Software license fee revenues decreased $444,000, or 30%, from the same period last year. Services and maintenance fees for the three months ended March 31, 2003 amounted to $2,966,000, a 19% increase from the same quarter in 2002.

The Company's international operations contributed $1,363,000 of revenues in the first quarter of 2003 compared to $1,201,000 in the first quarter of 2002. This represents a 13% increase from the same period last year and 34% of total revenues in the first quarter 2003. The increase in revenues is due to the increase in sales from the Company's operations in Japan.

Software license fee revenues decreased 30% to $1,022,000 in the first quarter of 2003 from $1,466,000 in the first quarter of 2002. The decrease is attributable to AsteaAlliance license revenues that decreased $266,000 or 21%, to $1,022,000 in the first quarter of 2003 from $1,288,000 in the first quarter of 2002. There were no DISPATCH-1 license sales in the first quarter of 2003 compared to $178,000 in the first quarter of 2002. The lack of DISPATCH-1 license revenue was anticipated due to its discontinuation. The decline in AsteaAlliance license revenue results from the continuation of the economic downturn which has extended the sales cycle for the AsteaAlliance product.

Services and maintenance revenues increased 19% to $2,966,000 in the first quarter of 2003 from $2,487,000 in the first quarter of 2002. The increase primarily relates to service and maintenance revenues from AsteaAlliance which increased $811,000 to $2,236,000 from $1,425,000 in the first quarter of 2002. The increase in AsteaAlliance service and maintenance revenues is a direct result of license sales which took place in the last half of 2002. The increase in AsteaAlliance service and maintenance revenues was partially offset by a decrease of $332,000 in DISPATCH-1 service and maintenance revenues due to expected decreased demand.

Costs of Revenues
-----------------

Cost of software license fees decreased 17% to $229,000 in the first quarter of 2003 from $275,000 in the first quarter of 2002. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $150,000 and $217,000 in the first quarter of 2003 and 2002, respectively. In addition to lower amortization of capitalized software costs, the cost of software license fees also decreased due to the lower level of software license sales in the first quarter of 2003. The software licenses gross margin percentage was 78% in the first quarter of 2003 compared to 81% in the first quarter of 2002. This decrease in gross margin was attributable to the cost of certain third party costs included in 2003 cost of license fees and the relationship of the fixed cost of amortized capitalized software to a lower level of sales in 2003.

Cost of services and maintenance increased 1% to $1,645,000 in the first quarter of 2003 from $1,632,000 in the first quarter of 2002. The increase in cost of service and maintenance is primarily attributed to general wage increases from last year to this year. The services and maintenance gross margin percentage was 45% in the first quarter of 2003 compared to 34% in the first quarter of 2002. The increase in services and maintenance gross margin was primarily due to increased utilization of AsteaAlliance service professionals.

Product Development
-------------------

Product development expense increased 15% to $507,000 in the first quarter of 2003 from $440,000 in the first quarter of 2002. The increase in product development expenses is attributable to the increase in development personnel in the first quarter of 2003 and decreased capitalization of software costs. Product development as a percentage of revenues was 13% in the first quarter of 2003 compared with 11% in the first quarter of 2002.

Sales and Marketing
-------------------

Sales and marketing expense increased 25% to $1,574,000 in the first quarter of 2003 from $1,259,000 in the first quarter of 2002. The increase in sales and marketing is attributable to an increase in sales and marketing personnel. As a percentage of revenues, sales and marketing expenses increased to 39% from 32% in the first quarter of 2002 in an increased effort to improving the recognition and perception of the Company in the marketplace.

General and Administrative
--------------------------

General and administrative expenses decreased 18% to $518,000 in the first quarter of 2003 from $629,000 in the first quarter of 2002. The decrease in general and administrative expenses is due to lower legal costs, rental expense and outside consulting expense.

Interest Income, net
---------------------

Net interest income decreased $20,000 from $38,000 in the first quarter of 2002 to $18,000 in the first quarter of 2003. The decrease resulted primarily from lower interest rates earned on invested securities from the same period as last year as well as a decrease in the amount of investments.

International Operations
------------------------

Total revenue from the Company's international operations increased by $162,000, or 13%, to $1,363,000 in first quarter of 2003 from $1,201,000 in the same quarter in 2002. The increase in revenue from international operations was primarily attributable to the increase in revenues from Asia Pacific operations. International operations generated a net loss of $82,000 loss for the first quarter ended March 31, 2003 compared to a loss of $284,000 in the same quarter in 2002.

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

Liquidity and Capital Resources
--------------------------------

Net cash provided by operating activities was $936,000 for the three months ended March 31, 2003 compared to cash used in operations of $19,000 for the three months ended March 31, 2002. This increase in cash provided was primarily attributable to a significant decrease in accounts receivable resulting from collected balances.

The Company's investing activities used $204,000 of cash in the first three months of 2003 compared to using $264,000 of cash in the first three months of 2002. The decrease in cash used is primarily attributable to a decrease in capitalized software development costs.

The Company generated $1,000 of cash from financing activities during the three months ended March 31, 2003 compared to cash used of $19,000 in the first three months of 2002. The difference is due to repaying outstanding debt of $21,000 during the first quarter of 2002. The Company did not have any outstanding debt to pay during the first quarter of 2003.

At March 31, 2003, the Company had a working capital ratio of 1.9:1, with cash, cash equivalents and restricted cash of $5,977,000. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the foreseeable future. The Board of Directors from time to time reviews the Company's forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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




Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------

         Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 2003, the Company's investments consisted of U.S. government commercial paper. The Company does not expect any material loss with respect to its investment portfolio.

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

Item 4.        CONTROLS AND PROCEDURES
--------------------------------------

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

PART II - OTHER INFORMATION
--------------------------

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

Item 2.           Changes in Securities and Use of Proceeds
-----------------------------------------------------------

Our common stock must maintain a minimum bid price of $1.00 per share in order to remain eligible for continued listing on The Nasdaq SmallCap Market. On October 25, 2002, the staff of The Nasdaq Stock Market, Inc. notified us that we were not in compliance with the minimum bid price requirement. The staff advised us that we would be given until April 21, 2003 within which to comply with the minimum bid price requirement in order to maintain our listing on The Nasdaq SmallCap Market. On April 22, 2003, the staff of The Nasdaq Stock Market, Inc. notified the Company that it had not regained compliance in accordance with Marketplace Rule 4310( c )(8)(D). The staff advised us that it has given the Company a 90 day extension, or until July 21, 2003 in order to regain compliance.

Item 3.           Defaults Upon Senior Securities
-------------------------------------------------
There have been no defaults by the Company on any Senior Securities during the quarter ended March 31, 2003.

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


(B) Reports on Form 8-K

         On March 31, 2003, the Company filed a report on Form 8-K with respect to the press release issued as of that date reporting the results for the three months and year ended December 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of May 2003.

                                       ASTEA INTERNATIONAL INC.


                                      By:       /s/Zack B. Bergreen
                                                ----------------------
                                                Zack B. Bergreen
                                                Chief Executive Officer
                                                (Principal Executive Officer)

                                      By:       /s/Rick Etskovitz
                                                -------------------
                                                Rick Etskovitz
                                                Chief Financial Officer
                                                (Principal Financial and Chief
                                                Accounting Officer)