Form 10-Q
period 2003-06-30
ASTEA INTERNATIONAL INC
filed 2003-08-14
CIK 945989

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

For the quarterly period ended          June 30, 2003
                               --------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934.

For the transition period from                            to
                                             --------         ---------

                         Commission File Number: 0-26330
                                                 -------

                            ASTEA INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                   23-2119058
    --------------------------------                      ----------------
     (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                       Identification No.)

    240 Gibraltar Road, Horsham,  PA                         19044
    --------------------------------                       ----------
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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----     ---
Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes     No  X
                                                ----     ---


As of August 12, 2003, 14,606,530 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.


                                              ASTEA INTERNATIONAL INC.

                                                     FORM 10-Q
                                                  QUARTERLY REPORT
                                                       INDEX

                                                                                                  Page No.

Facing Sheet                                                                                         1

Index                                                                                                2

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.             Consolidated Financial Statements (Unaudited)

                    Consolidated Balance Sheets                                                       3

                    Consolidated Statements of Operations                                             4

                    Consolidated Statements of Cash Flows                                             5

                    Notes to Consolidated Financial Statements                                        6

Item 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                               9

Item 3.             Quantitative and Qualitative Disclosure About Market Risk                        14

PART II - OTHER INFORMATION
---------------------------

Item 1.             Legal Proceedings                                                                15

Item 2.             Changes in Securities and Use of Proceeds                                        15

Item 3.             Defaults upon Senior Securities                                                  15

Item 4.             Submission of Matters to a Vote of Security Holders                              15

Item 5.             Other Information                                                                15

Item 6.             Exhibits and Reports on Form 8-K                                                 16

                    Signatures                                                                       17



PART I - FINANCIAL INFORMATION
------------------------------


Item 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


                                        ASTEA INTERNATIONAL INC.
                                        ------------------------
                                      CONSOLIDATED BALANCE SHEETS
                                      ---------------------------

                                                                        June 30,           December 31,
                                                                          2003                  2002
                                                                       (Unaudited)
                                                                 ---------------------------------------
                                ASSETS
       Current assets:
         Cash and cash equivalents                                    $  5,250,000        $  4,967,000
         Restricted cash                                                   300,000             300,000
         Receivables, net of reserves of $715,000 and $1,018,000         4,533,000           7,936,000
         Prepaid expenses and other                                        943,000             691,000
                                                                 ---------------------------------------
                 Total current assets                                   11,026,000          13,894,000

       Property and equipment, net                                         614,000             586,000
       Capitalized software, net                                         1,289,000           1,349,000
       Other assets                                                        616,000             614,000
                                                                 ---------------------------------------

                  Total assets                                        $ 13,545,000        $ 16,443,000
                                                                 =======================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
         Accounts payable and accrued expenses                        $  2,837,000        $  3,418,000
         Deferred revenues                                               3,477,000           4,027,000
                                                                 ---------------------------------------

                 Total current liabilities                               6,314,000           7,445,000

       Stockholders' equity:
          Preferred stock, $.01 par value, 5,000,000 shares
             authorized, none issued                                             -                   -
          Common stock, $.01 par value, 25,000,000 shares
             authorized, 14,825,000 issued                                 148,000             148,000
          Additional paid-in capital                                    22,674,000          22,674,000
          Cumulative translation adjustment                               (836,000)         (1,039,000)
          Accumulated deficit                                          (14,540,000)        (12,568,000)
          Less:  treasury stock at cost, 218,000 and 221,000 shares       (215,000)           (217,000)
                                                                 ---------------------------------------

                 Total stockholders' equity                              7,231,000           8,998,000
                                                                 ---------------------------------------

                 Total liabilities and stockholders' equity           $ 13,545,000        $ 16,443,000
                                                                 =======================================

                          See accompanying notes to the consolidated financial statements.




                            ASTEA INTERNATIONAL INC.
                            ------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)


                                                      Three Months                    Six Months
                                                     Ended June 30,                 Ended June 30,
                                         ---------------------------------------------------------------------
                                              2003              2002              2003            2002
                                         --------------- -----------------  --------------  ---------------

Revenues:
     Software license fees                     312,000           710,000       1,334,000        2,177,000
     Services and maintenance                2,826,000         2,592,000       5,792,000        5,079,000
                                         ---------------------------------------------------------------------

          Total revenues                     3,138,000         3,302,000       7,126,000        7,256,000
                                         ---------------------------------------------------------------------

Costs and expenses:
     Cost of software license fees             181,000           320,000         410,000          596,000
     Cost of services and
     maintenance                             1,830,000         1,687,000       3,474,000        3,319,000
     Product development                       587,000           502,000       1,094,000          942,000
     Sales and marketing                     1,524,000         1,572,000       3,098,000        2,831,000
     General and administrative                531,000           659,000       1,049,000        1,288,000
                                         ---------------------------------------------------------------------

          Total costs and expenses           4,653,000         4,740,000       9,125,000        8,976,000
                                         ---------------------------------------------------------------------

Loss from operations
     before interest and taxes             (1,515,000)       (1,438,000)      (1,999,000)     (1,720,000)

Net interest income                             12,000            26,000          29,000           64,000
                                         ---------------------------------------------------------------------
Loss before income tax                     (1,503,000)       (1,412,000)       (1,970,000)    (1,656,000)

Income tax expense                                   -         (150,000)               -        (200,000)
                                         ---------------------------------------------------------------------

Net loss                                   (1,503,000)       (1,562,000)       (1,970,000)    (1,856,000)
                                         =====================================================================

Basic and diluted net loss per share            (0.10)            (0.11)           (0.13)          (0.13)
                                         =====================================================================

Shares outstanding used in
     computing basic and diluted net
     loss per share                         14,607,000        14,602,000      14,607,000       14,602,000
                                         =====================================================================

                            See accompanying notes to the consolidated financial statements.





                            ASTEA INTERNATIONAL INC.
                            ------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)
                                                                                      For the Six Months
                                                                                        Ended June 30,
                                                                                    2003              2002
                                                                              -----------------------------------

Cash flows from operating activities:
   Net loss                                                                          $(1,970,000)          $(1,856,000)
   Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
        Depreciation and amortization                                                    469,000               621,000
        Changes in operating assets and liabilities:
            Receivables                                                                3,615,000               736,000
            Prepaid expenses and other                                                  (241,000)               37,000
            Other assets                                                                  (2,000)              165,000
            Accounts payable and accrued expenses                                       (584,000)             (427,000)
            Deferred revenues                                                           (515,000)             (315,000)
                                                                                   -----------------------------------

 Net cash provided by (used in) operating activities                                     772,000            (1,039,000)
                                                                                   -----------------------------------

Cash flows from investing activities:
   (Purchases) sales of short-term investments                                                 -             1,988,000
   Purchases of property and equipment                                                  (153,000)             (113,000)
   Capitalized software development costs                                               (240,000)             (308,000)
                                                                                   -----------------------------------

Net cash (used in) provided by investing activities                                     (393,000)            1,567,000
                                                                                   -----------------------------------

Cash flows from financing activities:
   Proceeds from exercise of stock options and employee stock purchase plan                2,000                 3,000
   Net repayments of long-term debt                                                            -               (34,000)
                                                                                   -----------------------------------

   Net cash provided by (used in) financing activities                                     2,000               (31,000)
                                                                                   -----------------------------------

   Effect of exchange rate changes on cash and cash equivalents                          (98,000)              (21,000)
                                                                                   -----------------------------------

   Net increase in cash and cash equivalents                                             283,000               476,000
   Cash and cash equivalents balance, beginning of period                              4,967,000             4,071,000
                                                                                   -----------------------------------

   Cash and cash equivalents balance, end of period                                  $ 5,250,000           $ 4,547,000
                                                                                  ====================================

                        See accompanying notes to the consolidated financial statements.



-------------------------------------------------------

                            ASTEA INTERNATIONAL INC.
                            ------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



1. BASIS OF PRESENTATION
   ---------------------

The consolidated financial statements at June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 of Astea International Inc. and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's 2002 Annual Report on Form 10-K which are hereby incorporated by reference in this quarterly report on Form 10-Q. Results of operations and cash flows for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year.

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




4. STOCKHOLDERS' EQUITY/COMPREHENSIVE LOSS
   ---------------------------------------

The reconciliation of stockholders'  equity and comprehensive loss from December
31, 2002 to June 30, 2003 is summarized as follows:



                                                                Cumulative
                                               Additional        Currency
                                    Common      Paid-In        Translation     Accumulated       Treasury      Comprehensive
                                    Stock       Capital         Adjustment       Deficit           Stock       Income (Loss)
                                    -----       -------         ----------       -------           -----       -------------

Balance at December 31, 2002       $148,000      $22,674,000   $(1,039,000)    $(12,568,000)      $(217,000)   $
                                                                                                                        -
Issuance of common stock
  Under employee stock
  Purchase plan                           -                              -           (2,000)          2,000             -
Cumulative translation
   Adjustment                             -                -       203,000                -             -            203,000
Net loss for the period                   -                -             -       (1,970,000)            -         (1,970,000)
                                 ----------------------------------------------------------------------------------------------

Balance at June 30, 2003           $148,000      $22,674,000     $(836,000)    $(14,540,000)      $(215,000)   $   (1,767,000)
                                 ===============================================================================================


5. MAJOR CUSTOMERS
   ---------------

In the second quarter of 2003, the there were no customers that accounted for 10% of total revenues. In the second quarter of 2002, the Company had one customer that accounted for 11% of its total revenue. For the first six months of 2003 and 2002, there were no customers that accounted for 10% of total revenues.

6. RECENT ACCOUNTING PRONOUNCEMENTS
   --------------------------------

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

                                                  Three months ended                       Six months ended
                                                       June 30,                                June 30,
                                            ---------------------------------      ----------------------------------
                                                 2003              2002                 2003               2002
                                            -------------------------------------------------------------------------
                                              (unaudited)       (unaudited)          (unaudited)        (unaudited)
Net loss - as reported                   $    (1,503,000)   $   (1,562,000)    $    (1,970,000)          (1,856,000)

Add:  Stock-based compensation
   included in net income as
   reported, net or related tax effects            -                  -                  -                   -

Deduct stock-based compensation
   determined under fair value based
   methods for all awards, net of
   related tax effects                          (120,000)           53,000            (205,000)             (67,000)


Net loss - pro forma                     $    (1,623,000)   $   (1,509,000)    $    (2,174,000)        $ (1,923,000)

Basic and diluted loss per share -
   as reported                           $         (0.10)   $        (0.11)    $         (0.13)        $      (0.13)
Basic and diluted loss per share -
   pro forma                             $         (0.11)   $        (0.10)    $         (0.15)        $      (0.13)

The weighted average fair value of those options granted during the quarters ended June 30, 2003 and 2002 was estimated at $0.76 and $0.86, respectively. The weighted average fair value of those options granted during the six months ended
June 30, 2003 and 2002 was estimated at $0.63 and $0.86. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.38% and 5.02% for 2003 and 2002 grants, respectively; an expected life of six years; volatility of 144% and 147%; and a dividend yield of zero for 2003 and 2002 grants, respectively.




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

Over the past year, the Company has continued the process of making the transition from a field service software provider to a provider of comprehensive suite of CRM solutions. In addition to field service, the CRM suite also streamlines and automates processes for managing sales and marketing, multi-channel customer contact centers and professional services. The Company continues to focus on companies in industries that sell and service equipment.

The Company has invested heavily to modernize the product and to move it from PowerBuilder and client server technology to cutting edge thin client internet technology and completely Microsoft and XML coding. The new technology is highly scalable, which allows the Company to pursue large opportunities, and enables the Company to offer a replacement product to a legacy base of large-scale customers.

The Company has made a conscious decision to cleanse its pipeline of smaller deals. The Company is now focused on going after large enterprises that will roll out its application in multiple divisions and locations, including worldwide in some instances. This newly exclusive focus has caused some short-term shortfalls in revenue, since the smaller deals did tend to close quicker. The new enterprise level deals require approval from many more departments and levels within the organization, resulting in lengthier sales cycles. The roster of recent signings such as United Technologies, Circuit City, Carrier, Johnson & Johnson and Thales reflects the growing acceptance by major corporations of the Company's Astea Alliance Suite offering.

As economic conditions throughout the world continue to deteriorate, the Company diligently monitors costs and aggressively manages them. The Company believes that its investment in development along with its continued commitment to marketing its CRM suite will favorably position the Company when economic conditions improve in the future.


Critical Accounting Policies and Estimates
------------------------------------------

The Company's significant accounting policies are more fully described in Note 2 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these
accounting   policies  involves  the  exercise  of
judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition

Revenues are recognized in accordance with Statement of Position (SOP) 97-2, which provides guidelines on the recognition of software license fee revenue. Principally, revenue may be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the license fee is fixed and determinable and the collection of the fee is probable. The Company allocates a portion of its software revenue to post-contract support activities or to other services or products provided to the customer free of charge or at non-standard discounts when provided in conjunction with the licensing arrangement. Amounts allocated are based upon standard prices charged for those services or products. Software license fees for resellers or other members of the indirect sales channel are based on a fixed percentage of the Company's standard prices. The Company recognizes software license revenue for such contracts based upon the terms and conditions provided by the reseller to its customer.

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

Results of Operations
---------------------

Comparison of Three Months Ended June 30, 2003 and 2002
-------------------------------------------------------

Revenues
--------

Total revenues decreased $164,000, or 5%, to $3,138,000 for the three months ended June 30, 2003 from $3,302,000 for the three months ended June 30, 2002. Software license fee revenues decreased $398,000, or 56%, from the same period last year. Services and maintenance fees increased by 9% over the same quarter in 2002 for the three months ended June 30, 2003 to $2,826,000.

The Company's international operations contributed $1,238,000 of revenues in the second quarter of 2003, which was a 20% increase over total revenues generated during the second quarter of 2002. The Company's revenues from international operations amounted to 40% of the total revenue for the second quarter in 2003 as compared to 31% of total revenues for the same quarter in 2002.

Software license fee revenues decreased 56% to $312,000 in the second quarter of 2003 from $710,000 in the second quarter of 2002. The decrease is attributable to the inability to conclude sales opportunities that the Company had expected to close this quarter. Continued uncertainty in the economy contributed to preventing corporate decision makers from committing to large software projects.

Services and maintenance revenues increased 9% to $2,826,000 in the second quarter of 2003 from $2,592,000 in the second quarter of 2002. The increase relates to a 31% increase in service and maintenance revenues from AllianceEnterprise, which increased $509,000 to $2,160,000 from $1,651,000 in the second quarter of 2002. Partially offsetting this increase was a 29% decrease in DISPATCH-1 services and maintenance from $941,000 in the second quarter of 2002 to $666,000 in the second quarter of 2003.

Costs of Revenues
-----------------

Cost of software license fees decreased 43% to $181,000 in the second quarter of 2003 from $320,000 in the second quarter of 2002. Included in the cost of software license fees is the fixed cost of capitalized software amortization.
Capitalized software amortization was $150,000 and $200,000 in the second quarter of 2003 and 2002, respectively. The decrease in the cost of software license fees represents decreased third party software costs attributable to the mix of products sold in conjunction with the Company's products in the second quarter of 2003. The decrease is also due to the decrease in license sales. The software licenses gross margin percentage was 42% in the second quarter of 2003 compared to 55% in the second quarter of 2002. This decrease in gross margin was primarily attributable to lower software license sales.

Cost of services and maintenance increased 8% to $1,830,000 in the second quarter of 2003 from $1,687,000 in the second quarter of 2002. The services and maintenance gross margin percentage was 35% in both the second quarter of 2003 and 2002.

Product Development
-------------------

Product development expense increased 17% to $587,000 in the second quarter of 2003 from $502,000 in the second quarter of 2002. The increase is primarily due to the strengthening of the Israel shekel against the U.S. dollar. Product development as a percentage of revenues increased to 19% in the second quarter of 2003 as compared to 15% in the second quarter of 2002.

Most of the Company's product development occurs in its office in Tefen, Israel. In 2003 the Israeli shekel increased in value relative to the U.S. dollar, increasing the Company's development expenses on a U.S. dollar basis. In addition, the Company is focusing on completing the transformation of its products to version 7.0, a completely web-based architect, so the size of the development staff has increased by 15% since the same time last year.

Sales and Marketing
-------------------

Sales and marketing expense decreased 3% to $1,524,000 in the second quarter of 2003 from $1,572,000 in the second quarter of 2002. This decrease is principally associated with the cost of hiring sales and marketing personnel in the second quarter of 2002 as well as increased costs in the second quarter of 2002 associated with the development of an aggressive marketing campaign to introduce new products which are expected to generate sales in future periods. As a percentage of revenues, sales and marketing expenses increased to 49% in 2003 from 48% in the second quarter of 2002.

General and Administrative
--------------------------

General and administrative expenses decreased 19% to $531,000 during the second quarter of 2003 from $659,000 in the second quarter of 2002. As a percentage of revenue, general and administrative costs decreased to 17% in the second quarter of 2003 from 20% in the second quarter of 2002. The decrease is primarily attributable to the resolution of a collection matter in the Company's favor, which resulted in a net decrease of $235,000.


Net Interest Income
-------------------

Net interest income decreased $14,000 to $12,000 in the second quarter of 2003 from $26,000 in the second quarter of 2002. The decrease of interest income is generally attributable to less cash on hand than in 2002 as well as an overall reduction in interest rates paid on invested cash.

International Operations
------------------------

Total revenue from the Company's international operations increased during the second quarter of 2003 to $1,238,000 compared to $1,035,000 for the second quarter of 2002. International operations generated a net loss of $397,000 for the second quarter ended June 30, 2003 compared to a net loss of $454,000 in the same quarter in 2002.

Comparison of Six Months Ended June 30, 2003 and 2002
-----------------------------------------------------

Revenues
--------

Revenues decreased $130,000, or 2%, to $7,126,000 for the six months ended June 30, 2003 from $7,256,000 for the six months ended June 30, 2002. Software license fee revenues decreased $843,000, or 39%, from the same period last year. Services and maintenance fees for the six months ended June 30, 2003 amounted to $5,792,000, a 14% increase from the same six months in 2002.

The Company's international operations contributed $2,601,000 of revenues in the first six months of 2003 compared to $2,236,000 in the first six months of 2002. This represents a 16% increase from the same period last year and 36% of total revenues in the first six months of 2003.

Software license fee revenues decreased 39% to $1,334,000 in the first six months of 2003 from $2,177,000 in the first six months of 2002. AllianceEnterprise license revenues decreased $665,000, or 33%, to $1,334,000 in the first six months of 2003 from $1,999,000 in the first six months of 2002. There were no license sales of the DISPATCH-1 product during the first six months of 2003 as compared to $178,000 during the same period in 2002. The decline in DISPATCH-1 license revenues reflects the Company's efforts to transition to the next generation of software, AllianceEnterprise.

Services and maintenance revenues increased 14% to $5,792,000 in the first six months of 2003 from $5,079,000 in the six months of 2002. The increase primarily relates to service and maintenance revenues from AllianceEnterprise, which increased $1,320,000 to $4,396,000 from $3,076,000 in the first six months of 2002. However, this increase was partially offset by a decrease in service and maintenance revenue on DISPATCH-1, which decreased by 30% to $1,396,000 during the first six months of 2003 compared to $2,003,000 for the same period in 2002.

Costs of Revenues
-----------------

Cost of software license fees decreased 31% to $410,000 in the first six months of 2003 from $596,000 in the first six months of 2002. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $300,000 and $418,000 in the first six months of 2003 and 2002, respectively. The decrease in the cost of software license fees represents decreased third party software costs attributable to the mix of products sold in conjunction with the Company's products in the first six months of 2003. The software licenses gross margin percentage was 69% in the first six months of 2003 compared to 73% in the first six months of 2002. This decrease in gross margin was attributable to the decrease in license sales.

Cost of services and maintenance increased 5% to $3,474,000 in the first six months of 2003 from $3,319,000 in the first six months of 2002. The services and maintenance gross margin percentage was 40% and 35% in the first six months of 2003 and 2002, respectively. The increase in gross margin resulted from improved realization on professional services projects and cost reduction efforts.


Product Development
-------------------

Product development expense increased 16% to $1,094,000 in the first six months of 2003 from $942,000 in the first six months of 2002. Product development as a percentage of revenues was 15% and 13% in the first six months of 2003 and 2002, respectively. The increase in cost is the result of the strengthening of the Israel shekel relative to the U.S. dollar. Most of the Company's product development occurs in its office in Tefen, Israel. In 2003, the Israeli shekel increased in value relative to the U.S. dollar increasing the Company development expenses on a U.S. dollar basis. In addition, the Company is focusing on the transformation of its products to version 7.0, a completely web-based architect, so the size of the development staff has increased by 15% since the same time last year.

Sales and Marketing
-------------------

Sales and marketing expense increased 19% to $3,098,000 in the first six months of 2003 from $2,831,000 in the first six months of 2002. As a percentage of revenues, sales and marketing expenses increased to 43% from 39% in the first six months of 2002 due to lower sales during the first six months of 2003. The Company continues to improve market awareness of its products through numerous channels, including webinars, webexs, attendance at trade shows and development and distribution of white papers. While the results of these efforts are not expected to draw any short-term benefits, management feels the programs will build customer awareness of the Company's products and capabilities and ultimately lead to increased sales.

General and Administrative
--------------------------

General and administrative expense decreased 19% to $1,049,000 in the first six months of 2003 from $1,288,000 in the first six months of 2002. The decrease primarily relates to the Company's ongoing cost containment efforts, principally using less personnel and less office space. In addition, the Company's European operations recently resolved a collection matter in the Company's favor, which resulted in a net decrease of $235,000.

Net Interest Income
-------------------

Net interest income decreased $35,000 to $29,000 in the first six months of 2003 from $64,000 in the first six months of 2002. This decrease is primarily attributable to less invested cash during 2003 as well as an overall reduction in interest rates earned on invested cash and marketable securities.

International Operations
------------------------

Total revenue from the Company's international operations increased by $365,000, or 16%, to $2,601,000 in the first six months of 2003 from $2,236,000 in the same six months of 2002. The increase in revenue from international operations was primarily attributable to an increase in service and maintenance revenues of $356,000.

International operations resulted in a $541,000 loss for the six months ended June 30, 2003 compared to a loss of $703,000 for the six months ended June 30, 2002.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $772,000 for the six months ended June 30, 2003 compared to $1,039,000 used in operations for the six months ended June 30, 2002. The increase in cash generated is primarily attributable to the Company's collection efforts of its accounts receivables.

The Company used $393,000 in investing activities during the first six months of 2003 compared to generating $1,567,000 in the first six months of 2002. The increase in cash used for investing activities in 2002 resulted from the Company liquidating almost $2.0 million from its marketable securities. This was not necessary in 2003 due to the high level of cash generated by the collection of the Company's accounts receivable balances in 2003.

The Company generated $2,000 for financing activities during the first six months of 2003 compared to using $31,000 during the six months ended June 30, 2002. In 2002 the Company completed repaying a capital lease obligation. There was no long-term debt outstanding in 2003.

At June 30, 2003, the Company had a working capital ratio of 1.75:1, with cash and investments available for sale of $5,250,000. The Company defines working capital as the ratio of current assets to current liabilities. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the foreseeable future. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------

         Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 2003, the Company's investments consisted of U.S. government agencies securities and commercial paper. The Company does not expect any material loss with respect to its investment portfolio.

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

Item 2.           Changes in Securities and Use of Proceeds
-----------------------------------------------------------

On July 23, 2003 the Company received a NASDAQ Staff Determination indicating the Company has failed to comply with the minimum bid price requirement of $1.00 a share as set forth in Marketplace Rule 4310(c)(4) for continued listing on the NASDAQ SmallCap Market, and is therefore subject to delisting.

The Company has appealed this determination, and requested a hearing before a NASDAQ Listing Qualifications Panel. The Company's common stock will remain listed on the NASDAQ SmallCap Market pending a decision from the NASDAQ Listing Qualifications Panel. There can be no assurance that the Listing Panel will grant the Company's request for continued listing.

Item 3.           Defaults Upon Senior Securities
-------------------------------------------------

There have been no defaults by the Company on any Senior Securities during the quarter ended June 30, 2003.


Item 4.           Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------------

No matters were submitted to a vote of the Company's stockholders during the second quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise. The Annual Meeting of Stockholders of the Company is scheduled for August 21, 2003.

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

During the quarterly period covered by this filing, the Audit Committee approved additional engagements of BDO Seidman for the following non-audit services: general tax services for federal, state and local tax filings.


Item 6.           Exhibits and Reports on Form 8-K
--------------------------------------------------

(A)      Exhibits

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CEO and Principal Executive Officer

          31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CFO and Principal Financial and Chief Accounting Officer.

          32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President and Principal Executive Officer

          32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO and Principal Financial and Chief Accounting Officer.

(B)      Reports on Form 8-K

          On May 13, 2003, the Company filed a report on Form 8-K with respect to the press release issued as of that date reporting the results for the three months ended March 31, 2003.

          On July 29, 2003, the Company filed a report on Form 8-K disclosing that we had received a letter from the Nasdaq Stock Market, Inc. notifying us that our common stock has failed to meet the minimum listing requirements. See Part II, Item 2 for additional information contained in the report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of August 2003.

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