Form 10-Q
period 2003-09-30
ASTEA INTERNATIONAL INC
filed 2003-11-13
CIK 945989

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

For the quarterly period ended          September 30, 2003
                                  ----------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from          to
                               --------    ---------

                         Commission File Number: 0-26330

                            ASTEA INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                   23-2119058
   ---------------------------------                 --------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

   240 Gibraltar Road, Horsham,  Pa                            19044
   ---------------------------------                 ---------------------
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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                ---    ---

As of November 04, 2003, 2,921,901 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                            ASTEA INTERNATIONAL INC.

                                    FORM 10-Q
                                QUARTERLY REPORT
                                      INDEX
                                                                        Page No.
                                                                        --------

Facing Sheet                                                                1

Index                                                                       2

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets (Unaudited)                            3

         Consolidated Statements of Operations (Unaudited)                  4

         Consolidated Statements of Cash Flows (Unaudited)                  5

         Notes to Unaudited Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk         15

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                 15

Item 2.  Changes in Securities and Use of Proceeds                         15

Item 3.  Defaults upon Senior Securities                                   15

Item 4.  Submission of Matters to a Vote of Security Holders               16

Item 5.  Other Information                                                 16

Item 6.  Exhibits and Reports on Form 8-K                                  17

         Signatures                                                        18

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                            ASTEA INTERNATIONAL INC.
                            ------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                              September 30,     December 31,
                                                                  2003              2002
                                                              ------------      ------------
                                                               (Unaudited)
                           ASSETS
Current assets:
  Cash and cash equivalents .............................     $  3,749,000      $  4,967,000
  Restricted cash .......................................          300,000           300,000
  Receivables, net of reserves of $656,000 and $1,018,000        3,874,000         7,936,000
  Prepaid expenses and other ............................          862,000           691,000
                                                              ------------------------------
          Total current assets ..........................        8,785,000        13,894,000

Property and equipment, net .............................          556,000           586,000
Capitalized software development costs, net .............        1,259,000         1,349,000
Other assets ............................................          616,000           614,000
                                                              ------------------------------
          Total assets ..................................     $ 11,216,000      $ 16,443,000
                                                              ==============================

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses .................     $  2,559,000      $  3,418,000
  Deferred revenues .....................................        3,012,000         4,027,000
                                                              ------------------------------
          Total current liabilities .....................        5,571,000         7,445,000

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares ....                -                 -
     authorized, none issued
   Common stock, $.01 par value, 5,000,000 shares
     authorized, 2,965,000 issued .......................           30,000            30,000
   Additional paid-in capital ...........................       22,792,000        22,792,000
   Cumulative currency translation adjustment ...........         (845,000)       (1,039,000)
   Accumulated deficit ..................................      (16,120,000)      (12,568,000)
   Less treasury stock, at cost, 43,000 and 44,000 common
      shares ............................................         (212,000)         (217,000)
                                                              ------------------------------
          Total stockholders' equity ....................        5,645,000         8,998,000
                                                              ------------------------------
          Total liabilities and stockholders' equity ....     $ 11,216,000      $ 16,443,000
                                                              ==============================



               See accompanying notes to the consolidated financial statements.

                                              3

                                                 ASTEA INTERNATIONAL INC.
                                                 ------------------------
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          -------------------------------------
                                                       (Unaudited)

                                                                Three Months                        Nine Months
                                                            Ended September 30,                 Ended September 30,
                                                      ------------------------------------------------------------------
                                                          2003              2002              2003              2002
                                                      ------------      ------------      ------------      ------------
Revenues:
    Software license fees .......................     $    353,000      $  2,386,000      $  1,687,000      $  4,563,000
    Services and maintenance ....................        2,491,000         2,460,000         8,283,000         7,539,000
                                                      ------------------------------------------------------------------

         Total revenues .........................        2,844,000         4,846,000         9,970,000        12,102,000
                                                      ------------------------------------------------------------------

Costs and expenses:
    Cost of software license fees ...............          170,000           352,000           580,000           948,000
    Cost of services and maintenance ............        1,691,000         1,619,000         5,165,000         4,938,000
    Product development .........................          622,000           568,000         1,715,000         1,511,000
    Sales and marketing .........................        1,388,000         1,562,000         4,486,000         4,393,000
    General and administrative ..................          564,000           535,000         1,613,000         1,822,000
                                                      ------------------------------------------------------------------

         Total costs and expenses ...............        4,435,000         4,636,000        13,559,000        13,612,000
                                                      ------------------------------------------------------------------

Operating (loss) income before interest and taxes       (1,591,000)          210,000        (3,589,000)       (1,510,000)
                                                      ------------------------------------------------------------------

Interest income, net ............................           11,000            19,000            40,000            83,000
                                                      ------------------------------------------------------------------

(Loss) income before income tax expense .........       (1,580,000)          229,000        (3,549,000)       (1,427,000)

Income tax expense ..............................                -                 -                 -          (200,000)
                                                      ------------------------------------------------------------------

Net (loss) income ...............................     $ (1,580,000)     $    229,000      $ (3,549,000)     $ (1,627,000)
                                                      ==================================================================

Basic and diluted (loss) earnings per share .....     $      (0.54)     $       0.08      $      (1.21)     $      (0.56)
                                                      ==================================================================

Share outstanding used in computing basic (loss)
    earnings per share                                   2,922,000         2,921,000         2,922,000         2,920,000
                                                      ==================================================================


                             See accompanying notes to the consolidated financial statements.

                                                            4

                                              ASTEA INTERNATIONAL INC.
                                              ------------------------
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        -------------------------------------
                                                     (Unaudited)
                                                                                            For the Nine Months
                                                                                            Ended September 30,
                                                                                       ----------------------------
                                                                                           2003             2002
                                                                                       -----------      -----------
Cash flows from operating activities:
   Net loss ......................................................................     $(3,549,000)     $(1,627,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization ........................................         693,000          943,000
            Changes in operating assets and liabilities:
            Receivables ..........................................................       4,300,000         (152,000)
            Prepaid expenses and other ...........................................        (172,000)         222,000
            Other assets .........................................................          (1,000)         148,000
            Accounts payable and accrued expenses ................................        (832,000)        (636,000)
            Deferred revenues ....................................................      (1,002,000)        (186,000)
                                                                                       ----------------------------
   Net cash used in operating activities .........................................        (563,000)      (1,288,000)
                                                                                       ----------------------------

Cash flows from investing activities:
           (Purchases) sales of investments available for sale ...................               -        2,987,000
           Purchases of restricted investments ...................................               -         (300,000)
           Purchases of property and equipment ...................................        (198,000)        (262,000)
           Capitalized software development costs ................................        (360,000)        (428,000)
                                                                                       ----------------------------
   Net cash (used in) provided by investing activities ...........................        (558,000)       1,997,000
                                                                                       ----------------------------

Cash flows from financing activities:
          Proceeds from exercise of stock options and employee stock purchase plan           4,000            3,000
          Net repayments of long-term debt .......................................               -          (34,000)
                                                                                       ----------------------------
   Net cash provided by (used in) financing activities ...........................           4,000          (31,000)
                                                                                       ----------------------------
   Effect of exchange rate changes on cash and cash equivalents ..................        (101,000)         (43,000)
                                                                                       ----------------------------
   Net (decrease) increase in cash and cash equivalents ..........................      (1,218,000)         635,000
   Cash and cash equivalents balance, beginning of period ........................       4,967,000        4,071,000
                                                                                       ----------------------------
   Cash and cash equivalents balance, end of period ..............................     $ 3,749,000      $ 4,706,000
                                                                                       ============================

                          See accompanying notes to the consolidated financial statements.


                                                         5

-------------------------------------------------------

                            ASTEA INTERNATIONAL INC.
                            ------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------



1.   BASIS OF PRESENTATION
     ---------------------

The consolidated financial statements at September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 of Astea International Inc. and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's 2002 Annual Report on Form 10-K which are hereby incorporated by reference in this quarterly report on Form 10-Q. Results of operations and cash flows for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year.

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

3.   RESTRICTED CASH
     ---------------

On September 11, 2002, $300,000 of cash was pledged as collateral on an outstanding letter of credit related to a lease obligation and was classified as restricted cash on the balance sheet. Unless canceled in writing by the Company, the letter of credit will automatically renew for six-month terms until September 2004.

4.   REVERSE STOCK SPLIT
     -------------------

On September 2, 2003, the Company implemented a 1:5 reverse stock split of the Company's outstanding common stock. The par value of all post reverse split shares remained unchanged at $0.01. All fractional shares that resulted from the reverse split were redeemed by the Company. As a result of the reverse split, the number of authorized shares was reduced from 25,000,000 to 5,000,000.

Prior year results have been restated to reflect the results of the reverse stock split, which includes the common stock and additional paid-in capital accounts on the balance sheet as well as the shares used in computing earnings per share.

5.   STOCKHOLDERS' EQUITY/COMPREHENSIVE LOSS
     ---------------------------------------

The reconciliation of stockholders' equity and comprehensive loss from December 31, 2002 to September 30, 2003 is summarized as follows:

                                                                   Cumulative
                                                  Additional        Currency
                                    Common          Paid-In       Translation     Accumulated        Treasury      Comprehensive
                                     Stock          Capital        Adjustment       Deficit            Stock            Loss
                                     -----          -------        ----------       -------            -----            ----

Balance at December 31, 2002     $     30,000    $ 22,792,000    $ (1,039,000)    $(12,568,000)    $   (217,000)    $          -
Issuance of common stock
   under employee stock
   purchase plan ............               -               -               -           (3,000)           5,000                -
Cumulative translation
   adjustment ...............               -               -         194,000                -                -          194,000
Net loss for the period .....               -               -               -       (3,549,000)               -       (3,549,000)
                                 -----------------------------------------------------------------------------------------------

Balance at September 30, 2003    $     30,000    $ 22,792,000    $   (845,000)    $(16,120,000)    $   (212,000)    $ (3,355,000)
                                 ===============================================================================================

6.   RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company's financial position or results of operation.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of FASB Statement No. 123 ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company plans to continue to use the intrinsic valuation method for stock compensation.

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

                                            Three months ended              Nine months ended
                                               September 30,                   September 30,
                                        ----------------------------    ---------------------------
                                           2003             2002           2003            2002
                                        -----------------------------------------------------------
                                        (unaudited)      (unaudited)    (unaudited)     (unaudited)

Net (loss) income - as reported ....    $(1,580,000)    $   229,000     $(3,549,000)    $(1,627,000)

Add:  Stock-based compensation
   included in net income as
   reported, net or related tax
   effects .........................              -               -               -               -
Deduct stock-based compensation
   determined under fair value based
   methods for all awards, net of
   related tax effects .............       (109,000)       (106,000)       (318,000)       (174,000)

Net (loss) income - pro forma ......    $(1,689,000)    $   123,000     $(3,867,000)    $(1,801,000)

Basic and diluted (loss) income per
   share - as reported .............    $     (0.54)    $      0.08     $     (1.21)    $     (0.56)

Basic and diluted (loss) income per
   share - pro forma ...............    $     (0.58)    $      0.04     $     (1.32)    $     (0.62)


There were no options granted during the quarter ended September 30, 2003. The weighted average fair value of those options granted during the quarter ended September 30, 2002 was estimated at $3.34. The weighted average fair value of those options granted during the nine months ended September 30, 2003 and 2002 was estimated at $3.15 and $3.69. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.61% and 4.30% for 2003 and 2002 grants, respectively; an expected life of six years;
volatility of 134% and 138%; and a dividend yield of zero for 2003 and 2002 grants, respectively.


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

Over the past year, the Company has continued the process of making the transition from a field service software provider to a provider of a comprehensive suite of CRM solutions. In addition to field service, the CRM suite also streamlines and automates processes for managing sales and marketing, multi-channel customer contact centers and professional services. The Company continues to focus on companies in industries that sell and service equipment.

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

The Company has made a conscious decision to cleanse its pipeline of smaller deals. The Company is now focused on going after large enterprises that will roll out its application in multiple divisions and locations, including worldwide in some instances. This newly exclusive focus has caused some short-term shortfalls in revenue, since the smaller deals did tend to close quicker. The new enterprise level deals require approval from many more departments and levels within the organization, resulting in lengthier sales cycles. The roster of recent signings such as United Technologies, Circuit City, Johnson & Johnson and Thales reflects the growing acceptance by major corporations of the Company's Astea Alliance Suite offering.

As economic conditions throughout the world continue to deteriorate, the Company diligently monitors costs and aggressively manages them. The Company believes that its investment in development along with its continued commitment to marketing its CRM suite will favorably position the Company when economic conditions improve in the future.

Critical Accounting Policies
----------------------------

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

Revenues

The Company generates its revenues primarily by licensing software, providing software support and maintenance and providing professional services to its customers. The Company's software arrangements typically include: (i) an end user license that provides for an initial fee in exchange for a customer's use of the Company's products in perpetuity based on a specified number of users;
(ii) a maintenance arrangement that provides for technical support and product updates over a period of 12 months; and (iii) a professional services arrangement on a time and materials basis.

The Company recognizes software revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 "Software Revenue
Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9 "Software Revenue Recognition with Respect to Certain Arrangements." Under the residual method, revenue is recognized when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement

(i.e., professional services and maintenance), but does not exist for one or more of the delivered elements in the arrangement (i.e., the software product). Each license arrangement requires careful analysis to ensure that all of the individual elements in the license transaction have been identified, along with the fair value of each element.

The Company allocates revenue to each undelivered element based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to the customer based on full deployment of the licensed software products and the fair value of the professional services portion of the arrangement based on the hourly rates that the Company charges for these services when sold independently from a software license. If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred and recognized over the period that these elements are delivered.

For substantially all of the Company's software arrangements, the Company defers revenue for the fair value of the maintenance and professional services to be provided to the customer and recognizes revenue for the software license when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable and collection is deemed probable.

A customer typically prepays maintenance for the first 12 months, and the related revenue is deferred and recognized over the term of the initial maintenance contract. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement. Professional services revenue primarily consists of implementation services related to the installation of the Company's products and training revenues. The Company's software is ready to use by the customer upon receipt. While many of the Company's customers may choose to tailor the software to fit their specific needs, the Company's implementation services do not involve significant customization to or development of the underlying software code. Substantially all of the Company's professional services arrangements are on a time and materials basis and, accordingly, are recognized as the services are performed, which is typically over a three- to six-month period subsequent to licensing of the Company's software. On those occasions when a customer requests significant customization of the licensed software, the entire arrangement is accounted for using contract accounting in conformity with Accounting Research Bulletin No. 45 "Long-Term Construction-Type Contracts" ("ARB 45") using relevant guidance in Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1").

Capitalized Software and Research Development Costs

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

Results of Operations
---------------------

Comparison of Three Months Ended September 30, 2003 and 2002
------------------------------------------------------------

Revenues
--------

Revenues decreased $2,002,000, or 41%, to $2,844,000 for the three months ended September 30, 2003 from $4,846,000 for the three months ended September 30, 2002. Software license fee revenues decreased $2,033,000, or 85%, from the same period last year. Services and maintenance fees for the three months ended
September 30, 2003 amounted to $2,491,000, a slight increase from the same quarter in 2002.

The Company's international operations contributed $998,000 of revenues in the third quarter 2003 compared to $1,291,000 in the third quarter of 2002, which represents a 23% decrease. The decrease is primarily the result of the lack of capital spending due to the uncertainty in the economy.

Software license fee revenues decreased 85% to $353,000 in the third quarter of 2003 from $2,386,000 in the third quarter of 2002. AllianceEnterprise license fee revenue decreased $1,990,000 from $2,343,000 in the third quarter of 2002 to $353,000 in the third quarter of 2003. Additionally, there were no sales of DISPATCH-1 in the third quarter of 2003 compared to $43,000 in the third quarter of 2002. The Company believes that overall operations have been significantly impacted by the generally weak global economy. Although the economy has shown signs of slow improvement this year, investment in technology requiring significant capital spending continues to be delayed. However, the Company is confident that projections for the CRM market will hold true to form allowing the Company to capitalize on its investment in product development through increased software license sales in the near future.

Services and maintenance revenues increased slightly to $2,491,000 in the third quarter of 2003 from $2,460,000 in the third quarter of 2002. The increase primarily relates to service and maintenance revenues from AllianceEnterprise, which increased 22% or $342,000 to $1,894,000 from $1,552,000 in the third quarter of 2002. The increase is attributable to the growing number of customers using the Company's AllianceEnterprise software. Offsetting the increase in service and maintenance revenues from AllianceEnterprise, DISPATCH-1 service and maintenance revenues decreased $311,000 from $908,000 to $597,000, as expected. The decline in DISPATCH-1 revenue is attributable to the previous sales of DISPATCH-1 source code to certain customers which enables those customers the ability to perform all service and maintenance work themselves instead of using Astea services.

Costs of Revenues
-----------------

Cost of software license fees decreased 52% to $170,000 in the third quarter of 2003 from $352,000 in the third quarter of 2002. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $150,000 and $200,000 in the third quarter of 2003 and 2002, respectively. The decrease in the cost of software license fees reflects the decrease in capitalized software amortization as well as the decrease in sales volume. The software licenses gross margin percentage was 52% in the third quarter of 2003 compared to 85% in the third quarter of 2002. The decrease in gross margin was attributable to the decrease in the mix of products sold in 2003.

Cost of services and maintenance increased 4% to $1,691,000 in the third quarter of 2003 from $1,619,000 in the third quarter of 2002. The services and maintenance gross margin percentage was 32% and 34% in the third quarter of 2003 and 2002, respectively. The decrease in gross margin was attributable to costs associated with certain non-billable projects undertaken during the quarter.

Product Development
-------------------

Product development expense increased 10% to $622,000 in the third quarter of 2003 from $568,000 in the third quarter of 2002. As a percentage of revenues, product development increased from 12% in the third quarter of 2002 to 22% in the third quarter of 2003. The increased percentage of development expense to sales results from the significant decrease in sales during the third quarter of 2003. The overall increase in development expense compared to 2002 results from the weakening of the U.S. dollar against the Israeli shekel. The Company performs most of its development in Israel. The Company maintains its commitment to expanding and improving the capabilities of its AllianceEnterprise Suite of CRM software products. The Company is developing its software using Microsoft and Internet technologies to integrate and automate business processes for managing equipment sales and service delivery.

Sales and Marketing
-------------------

Sales and marketing expense decreased 11% to $1,388,000 in the third quarter of 2003 from $1,562,000 in the third quarter of 2002. The decrease is primarily the result of decreased sales commissions resulting from lower sales volume. As a percentage of revenues, sales and marketing expenses increased to 49% in 2003 compared to 32% in the third quarter of 2002.

General and Administrative
--------------------------

General and administrative expense increased 5% to $564,000 in the third quarter of 2003 from $535,000 in the third quarter of 2002. The increase in general and administrative expense results from unfavorable foreign exchange comparisons.

Interest Income, net
--------------------

Net interest income decreased $8,000 to $11,000 in the third quarter of 2003 from $19,000 in the third quarter of 2002. The decrease is generally attributable to less cash on hand than in 2002 as well as an overall reduction in interest rates earned on invested cash.

International Operations
------------------------

Total revenue from the Company's international operations decreased by $293,000, or 23%, to $998,000 in third quarter of 2003 from $1,291,000 in the same quarter in 2002. International Operations generated a $287,000 loss for the 3 months ended September 30, 2003 compared to a loss of $131,000 for the 3 months ended September 30, 2002. The decline in performance is primarily due to the general global economic slowdown.

Comparison of Nine Months Ended September 30, 2003 and 2002
-----------------------------------------------------------

Revenues
--------

Revenues decreased $2,132,000, or 18%, to $9,970,000 for the nine months ended September 30, 2003 from $12,102,000 for the nine months ended September 30, 2002. The global downturn in economic conditions has negatively impacted the Company due to the worldwide reduction in capital spending for new business software. Software license fee revenues decreased 63% from $4,563,000 for the nine months ended September 30, 2002 to $1,687,000 for the same period in 2003. Services and maintenance fees for the nine months ended September 30, 2003 increased $744,000 from the same nine months in 2002.

The Company's international operations contributed $3,599,000 of revenues in the first nine months of 2003 compared to $3,527,000 in the first nine months of 2002. This represents a 2% increase from the same period last year and 36% of total revenues in the first nine months of 2003. The increase in revenues is a direct result of the service and maintenance revenues generated from the increasing customer base in the Asia Pacific region.

Software license fee revenues decreased in the first nine months of 2003 to $1,687,000 from $4,563,000 during the same period in 2002. The decrease in sales is directly attributable to the reluctance on the part of corporations to make significant capital investment in information technology in an uncertain economic environment.

Services and maintenance revenues increased 10% to $8,283,000 in the first nine months of 2003 from $7,539,000 in the first nine months of 2002. The increase primarily relates to service and maintenance revenues from AllianceEnterprise, which increased by 36% to $6,290,000 from $4,628,000 in the first nine months of 2002. Service and maintenance revenues from DISPATCH-1 decreased 32% to

$1,992,000 in the first nine months of 2003 from $2,911,000 in the first nine months of 2002. The Company expects to experience continued declines in revenues for its legacy product, DISPATCH-1.

Costs of Revenues
-----------------

Cost of software license fees decreased 39% to $580,000 in the first nine months of 2003 from $948,000 in the first nine months of 2002. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $450,000 and $618,000 for the first nine months of 2003 and 2002, respectively. The decrease in the cost of software license fees is attributable to the decrease in capitalized software amortization as well as the decrease in sales volume. The software licenses gross margin percentage was 66% in the first nine months of 2003 compared to 79% in the first nine months of 2002. This decrease in gross margin was attributable to the decrease in the volume of deals to close during the current period.

Cost of services and maintenance increased 5% to $5,165,000 in the first nine months of 2003 from $4,938,000 in the first nine months of 2002. The services and maintenance gross margin percentage was 38% in the first nine months of 2003 compared to 35% in the first nine months of 2002. The increase in services and maintenance gross margin is directly attributable to the increased utilization of personnel due to certain special projects undertaken during the course of the year.

Product Development
-------------------

Product development expense increased 14% to $1,715,000 in the first nine months of 2003 from $1,511,000 in the first nine months of 2002. Product development as a percentage of revenues increased to 17% in the first nine months of 2003 from 12% in the first nine months of 2002. The increase in costs is primarily the result of the weakening of the U.S. dollar relative to the Israel shekel, the currency used in Israel, which is the location for most of the Company's product development.

The Company maintains its commitment to expanding and improving the capabilities of its AllianceEnterprise Suite of CRM software products. The Company is developing its software using Microsoft and Internet technologies to integrate and automate business processes for managing equipment sales and service delivery.

Sales and Marketing
-------------------

Sales and marketing expense increased 2% to $4,486,000 in the first nine months of 2003 from $4,393,000 in the first nine months of 2002. As a percentage of revenues, sales and marketing expenses increased from 36% in 2002 to 45% in 2003. Despite the lower sales volume during the year, sales and marketing expense remained consistent with the level of activity realized in 2002. The costs during the course of 2003 were directly related to the extensive training and marketing efforts undertaken to unify the Company's worldwide marketing approach and sales strategy.

General and Administrative
--------------------------

General and administrative expense decreased 11% to $1,613,000 in the first nine months of 2003 from $1,822,000 in the first nine months of 2002. The reduction results primarily from reduced rent expense in the US and the overall cost containment program implemented throughout the Company.

Interest Income, net
--------------------

Net interest income decreased $43,000 to $40,000 in the first nine months of 2003 from $83,000 in the first nine months of 2002. The decrease is generally attributable to less cash on hand than in 2002 as well as an overall reduction in interest rates paid on invested cash.

International Operations
------------------------

Total revenue from the Company's international operations increased by $72,000, or 2%, to $3,599,000 in the first nine months of 2003 from $3,527,000 in the same nine months of 2002. The increase in revenue from international operations was primarily attributable to the increasing services and maintenance revenues generated from the growing customer base in the Asia Pacific region. International operations generated a loss of $828,000 for the nine months ended September 30, 2003 compared to a loss of $834,000 for the nine months ended September 30, 2002.

Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities was $563,000 for the nine months ended September 30, 2003, compared to $1,288,000 of cash used in operating activities for the nine months ended September 30, 2002. The decreased use of cash resulted primarily from better collections mitigated by the year-to-date loss.

The Company's investing activities used $558,000 of cash in the first nine months of 2003 compared to generating $1,997,000 in the first nine months of 2002. The increase in cash used is directly related to the sale of assets held for sale during 2002.

The Company generated $4,000 from financing activities during the nine months ended September 30, 2003 compared to using $31,000 in the first nine months of 2002. All of the cash generated in 2003 were proceeds from the exercise of stock options through the employee stock purchase plan. For the nine months ended September 30, 2002, most of the cash used was attributable to the repayment of debt. This was partially offset by increased proceeds from the exercise of stock options through the employee stock purchase plan.

At September 30, 2003, the Company had a working capital ratio of 1.6:1, with cash and investments available for sale of $3,749,000. The Company defines working capital as the ratio of current assets to current liabilities. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the next twelve months. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------

         Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2003, the Company's investments consisted of commercial paper and corporate bonds. The Company does not expect any material loss with respect to its investment portfolio.

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

Item 2.   Changes in Securities and Use of Proceeds
---------------------------------------------------

On September 2, 2003, the Company effected a reverse stock split of the Company's outstanding common stock based upon a 1:5 reverse stock split ratio. The par value of all post reverse split shares remained unchanged at $0.01. All partial shares as a result of the reverse split were paid out in full. As a result of the reverse split, the number of authorized shares was reduced from 25,000,000 to 5,000,000.

Item 3.   Defaults Upon Senior Securities
-----------------------------------------

There have been no defaults by the Company on any Senior Securities during the quarter ended September 30, 2003.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

At the Annual Meeting of Stockholders held on August 21, 2003, pursuant to the Notice of Annual Meeting of Stockholders dated July 15, 2003, the following actions were adopted:

1. The election of a board of directors to hold office until the next annual stockholders' meeting or until their respective successors have been elected or appointed.

                                                    Number of Shares
                                           Voted For                 Withheld
                                           ---------                 --------
                  Zack B. Bergreen         11,807,885                151,089
                  Adrian A. Peters         11,807,885                151,089
                  Eric Siegel              11,807,885                151,089
                  Isidore Sobkowski        11,707,885                251,089


2. The approval of a proposal to authorize the Board of Directors to amend the Company's Certificate of Incorporation to effect a reverse split of the Company's Outstanding Common Stock based upon a 1:5 reverse stock split ratio.

                                                  Number of Shares
                                    Voted For       Voted Against    Abstained
                                    ---------       -------------    ---------
                                    11,606,819         339,755         12,400


3. The appointment of BDO Seidman, LLP as independent auditors for the Company for the fiscal year ending December 31, 2003.

                                                  Number of Shares
                                    Voted For       Voted Against    Abstained
                                    ---------       -------------    ---------
                                    11,896,236          52,731          10,007

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(A)  Exhibits

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CEO and Principal Executive Officer

     31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CFO and Principal Financial and Chief Accounting Officer

     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President and Principal Executive Officer

     32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO and Principal Financial and Chief Accounting Officer

(B)  Reports on Form 8-K

     On August 14, 2003, the Company filed a report on Form 8-K with respect to the press release issued as of that date reporting the results for the three months ended June 30, 2003.

     On August 22, 2003, the Company filed a report on Form 8-K announcing that at the annual stockholders meeting on August 21, 2003, its shareholders approved a 1-for-5 reverse stock split of all outstanding shares of common stock. The shares will begin trading on a post-split basis at the beginning of trading on September 2, 2003.

     On September 18, 2003, the Company filed a report on Form 8-K reporting the receipt of a letter from the NASDAQ Stock Market, Inc. notifying the Company that the NASDAQ Listing Qualifications Panel had determined to continue the listing of our common stock on the NASDAQ Small Cap Market.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this Xth day of November 2003.

                                             ASTEA INTERNATIONAL INC.


                                             By: /s/Zack B. Bergreen
                                                 -------------------------------
                                                 Zack Bergreen
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

                                             By: /s/Rick Etskovitz
                                                 -------------------------------
                                                 Rick Etskovitz
                                                 Chief Financial Officer
                                                 (Principal Financial and Chief
                                                 Accounting Officer)