Form 10-Q/A
period 2003-09-30
ASTEA INTERNATIONAL INC
filed 2003-12-04
CIK 945989

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   -------------------------------------------

                                   FORM 10-Q/A
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                   FORM 10-Q/A
                                QUARTERLY REPORT
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


                                                         5

-------------------------------------------------------

                            ASTEA INTERNATIONAL INC.
                            ------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------



1.   BASIS OF PRESENTATION
     ---------------------

The consolidated financial statements at September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 of Astea International Inc. and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's 2002 Annual Report on Form 10-K which are hereby incorporated by reference in this quarterly report on Form 10-Q/A. Results of operations and cash flows for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 12th day of November 2003.

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