Form 10-K
period 2003-12-31
ASTEA INTERNATIONAL INC
filed 2004-03-30
CIK 945989

================================================================================

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   -------------------------------------------

                                    FORM 10-K
(Mark One)

 [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934. For The Fiscal Year Ended: December 31, 2003

                                       or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities \
     Exchange Act of 1934. For the transition period from           to
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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2003 (based on the closing price of $3.10 as quoted by Nasdaq National Market as of such date) was approximately $4,981,010.

As of March 24, 2004, 2,964,972 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.
================================================================================


                                TABLE OF CONTENTS
                                                                                         Page
                                                                                         -----
                  PART I

Item 1.           Business                                                                3
Item 2.           Properties                                                             14
Item 3.           Legal Proceedings                                                      14
Item 4.           Submission of Matters to a Vote of Security Holders                    15

                  PART II

Item 5.           Market for Registrant's Common Equity and Related                      16
                  Stockholder Matters
Item 6.           Selected Financial Data                                                17
Item 7.           Management's Discussion and Analysis of Financial                      18
                  Condition and Results of Operations
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk             35
Item 8.           Financial Statements and Supplementary Data                            36
Item 9.           Changes in and Disagreements with Accountants on                       54
                  Accounting and Financial Disclosure
Item 9A.          Controls and Procedures                                                54

                  PART III

Item 10.          Directors and Officers of the Registrant                               55
Item 11.          Executive Compensation                                                 58
Item 12.          Security Ownership of Certain Beneficial Owners and                    61
                  Management
Item 13.          Certain Relationships and Related Transactions                         62
Item 14.          Principal Accountant Fees and Services                                 62


                  PART IV


Item 15.          Exhibits, Financial Statement Schedules, and Reports                   63
                  on Form 8-K

                  Signature Page                                                         66

                  Consent of Independent Certified Public Accountant                     67





PART I

Item 1.           Business.

General

         Astea International Inc. and subsidiaries (collectively "Astea" or the "Company") develops, markets and supports service management solutions which are licensed to companies that sell and service equipment, and/or sell and deliver professional services. Companies invest in Astea's software and services to automate enterprise business processes for purposes of revenue enhancement, cost containment, operational efficiency and improving management's awareness of operational performance through analytical reporting. Customers' return on investment from Astea solutions is achieved through improved management of information, people and cash flows, thereby increasing competitive advantages, top-line revenue and profitability.

         Astea solutions are used in industries such as information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management, telecommunications and other industries with equipment sales and service requirements. Astea's focus on enterprise solutions for organizations that sell and deliver services is a unique industry differentiator that draws upon the Company's industry experience and core expertise.

         Founded in 1979, Astea is known throughout the industry, largely from its history as a dominant provider of software solutions for field service management and depot repair. Astea has since expanded its product portfolio to also include integrated management applications for sales and marketing, multi-channel customer contact centers, and professional services automation.

         In 2002, Astea began commercial release of its latest Astea Alliance service management suite version 6 products ("Astea Alliance 6") that adapt the Company's domain expertise and integrated business process functionality to the Microsoft.NET Web Services framework. Astea solutions include a variety of Web portal and wireless remote-access capabilities to integrate mobile employees, contractors, business partners and customers into an enterprise's consolidated, real-time management of workforce, assets and business relationships.

         Astea's software has been licensed to approximately 580 companies worldwide. Customers range from mid-size organizations to large, multinational corporations with geographically dispersed locations around the globe. The Company markets and supports its products through a worldwide network of direct and indirect sales and services offices with corporate headquarters in the United States and regional headquarters in the United Kingdom and Australia. Sales partners include distributors (value-added resellers, system integrators and sales agents) and OEM partners.

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

Current Product Offerings

Astea Alliance


                               [GRAPHIC OMMITTED]



         Astea Alliance is a service management offering consisting of software applications and services. The software product consists of a series of applications. The offering has been developed as a global solution from the ground up with multi-lingual and multi-currency capabilities.

         Astea Alliance has been designed to address the complete service lifecycle, from lead generation and project quotation to service and billing through asset retirement. It integrates and optimizes critical business processes for Contact Center, Field Service, Depot Repair, Logistics, Professional Services, and Sales & Marketing. Astea extends its application suite with portal, analytics and mobile solutions. In order to ensure customer satisfaction and quick return on investment, Astea also offers infrastructure tools and services.

         Astea Alliance is licensed to companies that sell and/or service capital equipment or mission critical assets. Companies invest in Astea's software and services to automate service processes for cost containment, operational efficiency, and management visibility. Customers' return on investment is achieved through improved management of customer information, people and cash flows, thereby increasing competitive advantage, top-line revenues and profitability. Astea solutions are used in industries such as information technology, medical devices and diagnostics systems, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management, telecommunications and related industries with equipments sales and service requirements.

         The latest version software, Astea Alliance 6.7, is engineered with a new system architecture for Web-based deployment using the Microsoft.NET development platform. Prior to this, products were engineered for Windows client/server technology and marketed as AllianceEnterprise. AllianceEnterprise products included re-engineered and enhanced versions of service modules that were initially introduced as ServiceAlliance(R) in 1997, and a re-engineered and enhanced version of the Company's sales force automation product that was initially introduced as SalesAlliance in 1999.

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

         The current Astea Alliance offering consists of:

         o      7 Applications
         o      Application Extensions
         o      Tools
         o      Services

         Astea Alliance Applications:
              Alliance Contact Center
              Alliance Depot Repair
              Alliance Field Service
              Alliance Logistics
              Alliance Marketing
              Alliance Professional Services
              Alliance Sales

         Astea Alliance Application Extensions:
              Alliance Reports
              Alliance Analytics
              Alliance Customer Portal
              Alliance Mobile

         Astea Alliance Tools:
              Alliance Global Database
              Alliance Studio
              Alliance Links

         Astea Alliance Services:
              Alliance Consulting
              Alliance Customer Support
              Alliance Education & Training

Alliance Contact Center

         The Contact Center application supports call centers, information desks, service hotlines, inside sales and telemarketing activities. Integrated, multi-channel, inbound/outbound capabilities enable customer service representatives to serve prospects and customers in their media of choice, including phone, fax, e-mail or Internet. Integrated customer self-service portals with automated email response, automated call escalation, and interface to Computer Telephony Integration (CTI) systems help streamline customer interaction processes. Work scheduling and demand balancing optimize staff utilization. Employee personal portals with access to comprehensive real-time customer data and decision support tools including intelligent knowledge management and scripting for problem resolution and inside sales drive higher staff productivity. Aside from more efficient customer service and higher levels of customer satisfaction, the objectives of Astea Contact Center software are to reduce overhead through improved first-call resolution rates and shorter service-call handling times.

Alliance Depot Repair

         Depot Repair automates tracking of assets through equipment calibration and repair chains, including merchandise ownership, location, repair status and warranty coverage. Objectives are to gain real-time visibility of all repair chain activities, ensure compliance with warranty and contractual agreements, respond to customer inquiries with up-to-the-minute repair status, collect and analyze repair statistics for product design improvement, and reduce overhead such as inventory carrying costs. Applications support in-house, subcontractor and vendor calibration and repair; customer and vendor exchanges and advance exchanges; equipment on loan; change of ownership; merchandise shipments, cross shipments and pickups; consolidated repair orders; and, storage and refurbishment programs. Integration with other Astea Alliance modules allows repair orders and repair status queries to be initiated from customer contact centers, field service, field sales and warehouses as well as the repair depot.

Alliance Field Service

         Astea Field Service delivers a robust set of automated capabilities to improve management of field service activities and for field service representatives to more efficiently complete and document assignments, manage vehicle assets, capture expenses and generate revenue through add-on sales during a customer contact. Applications alert dispatchers to contractual minimum response times and expedite coordination of field force skills matching, scheduling, dispatch and repair parts logistics. Mobile tools enable field forces to work electronically for receiving, documenting and reporting assignments, eliminating manual procedures, service delays and paper reporting. The software supports all field service categories including equipment installations, break/fix, planned maintenance and meter reading. Applications can also be integrated with equipment diagnostic systems for fully automated solutions that initiate and prioritize service requests and dispatch assignments to field employees' PDAs without human intervention.

Alliance Logistics

         Logistics enables equipment service organizations to control inventory costs, manage assets and implement proactive service management strategies. Logistics eliminates overstocking and dramatically reduces costs associated with storing, depreciating, and insuring inventory. It allows for parts and tools management for effective field service delivery and SLA compliance. Improved cost management improves cash flow by streamlining and shortening the cycles from inventory to usage to billing. Lower logistics costs open opportunities to recognize higher margins on products and services. Key areas to apply Alliance

Logistics include asset management, field service parts/tools management, demand fulfillment, and sales fulfilment.

Alliance Marketing

         Campaigns coordinates the planning, execution and analysis of marketing campaigns. The software supports budgeting and tracking complete multi-channel campaigns that integrate advertising, direct mail, email marketing, telemarketing, etc. Electronic campaigns such as email and telemarketing are further supported with list management, script development and user interfaces for campaign execution. Marketing managers can define campaign offerings such as products and services to be sold, pricing and discount tolerances; assign campaign attributes; attach campaign documentation such as descriptive text, images, slogans and lead conversion literature; and monitor response. The big picture view enables managers to assess synergies each channel delivers to an overall campaign and adjust channel details such as prospect lists, scripts, budgets or offering incentives to elicit best results. Integration with other Astea Alliance modules enables equipment and service organizations to leverage abundant customer information for identifying new potential revenue sources and marketing to maximize customer loyalty and base sales opportunities.

Alliance Professional Services

         Professional Services supports management of knowledge workers, such as deployed by professional services organizations and internal service departments of large organizations. Functionality focuses on planning, deploying and billing service engagements that can extend for days, weeks, months and years.
Applications improve resource planning and allocation, workflow management, consultant time and expense reporting, subcontractor and vendor invoice processing, customer billing, and visibility of service engagements. Integration with other Astea Alliance modules delivers an end-to-end solution to market, sell, manage and bill professional services. Capabilities to share sales, service, project, and post-project field service data across the enterprise enable professional services organizations to operate with less overhead, improved cash flow, higher profitability, and more competitive bidding.

Alliance Sales

         Sales consolidates and streamlines enterprise sales processes, from quote generation through order processing, at all points of customer contact including field sales, inside sales, contact center sales and field service sales. Lead-to-close sales process capabilities include integration with Astea Alliance marketing, customer support and field service applications, leveraging all enterprise knowledge pools to increase sales opportunities, margins and close rates. Consolidated views of sales and service data also provide a clearer understanding of enterprise operations to drive strategic business decisions. Sales force automation application automates business rules and practices such as enterprise-defined sales methodologies, sales pipeline management, territory management, contact and opportunity management, forecasting, collaborative team selling and literature fulfillment. Other applications prompt customer support and service staff to up-sell and cross-sell during contact with customers.

Astea Alliance Application Extensions

Alliance Analytics

         For proactive service management, Alliance Analytics provides highly visual, real-time analysis of business performance, focusing on Key Performance Indicators - a tool that ensures businesses truly understand customer behavior. Alliance Analytics enables the viewing of information for the entire enterprise, increasing revenues and identifying new business opportunities. It helps 'drill down' and focus on the true value of the captured customer information, with views of actionable data at both departmental and enterprise-
wide levels. The graphical representation of individual data is available for Field Service, Contact Center, Depot Repair, and Sales and Marketing. This affords businesses the opportunity to focus on critical information that is fundamental to the ongoing attainment of outstanding customer service management. Alliance Analytics has been designed to ensure that users of all kinds have immediate access to crucial information whenever it's needed. In the boardroom, at agent level, or even for your customers, this tool effortlessly allows the viewing of performance data such as performance against service level agreements, contract profitability, product failure rate, repair turn around times, customer satisfaction and engineer efficiency. Reports allow businesses to see how many orders have met their contractual service ETA and how many failed, which will help to understand customer satisfaction. Workloads show the available working hours at a specific location in contrast with the demand for workforce planning and optimization.

Alliance Customer Portal

         The customer portal supports unattended e-business transactions for customer self-service and self-sales. Alliance Customer Portal empowers customers and lessens dependence on sales and service staff to conduct transactions that can be performed over the Internet. It reduces routine voice and fax calls to customer contact centers, freeing lines for customers whose critical needs do require assistance from a service representative. It also provides another channel to promote and sell more products and services to an existing customer base. The customer portal can delay or eliminate needs for contact center expansion and associated increases in facility, equipment and staffing costs.

Alliance Mobile

         Alliance Mobile enables customers to match Astea Alliance mobile access to field sales and service needs. Untethered wireless applications with synchronized client databases are provided for laptops and Pocket PC handheld devices. Direct-connect, real-time wireless text messaging is provided for two-way pagers and capable mobile smart phones. The mobile connectivity integrates field sales and service activity with automated front-office processes and eliminates the time, costs, procedural delays and errors of paper reporting. Benefits include reduced field administration costs; electronic data sharing among field and in-house personnel; improved speed, accuracy content and compliance of field reporting; faster sales order processing and customer service invoicing; and other operational efficiencies. The solution also supports two-way paging and SMS.

Astea Alliance Tools

Alliance Global Database

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

Alliance Consulting

Professional Services

         Astea's typical professional services engagement does not include customizations, but rather includes planning, prototyping and implementation of Astea's products within the client's organization.

         During the initial planning phase of the engagement, Astea's professional services personnel work closely with representatives of the customer to prepare a detailed project plan that includes a timetable, resource requirements, milestones, in-house training programs, onsite business process training and demonstrations of Astea's product capabilities within the customer's organization.

         The next most critical phase of the Astea professional services engagement is the prototyping phase, in which Astea works closely with representatives of the customer to configure Astea's software functionality to the customer's specific business process requirements.

         The next integral phase in the professional services engagement is the implementation phase, in which Astea's professional services personnel work with the client to develop detailed data mapping, conversions, interfaces and other technical and business processes necessary to integrate Astea's software into the customer's computing environment. Ultimately, education plans are developed and executed to provide the customer with the process and system knowledge necessary to effectively utilize the software and fully implement the Astea solution. Professional services are charged on an hourly or per diem basis.

         The last phase of the engagement utilizes Astea's professional services personnel to assist in Go Live planning and the Go Live effort.

         Astea will assist in the planning for installation, initialization, data preparation, operational procedures, schedules and required resources. The initialization and creation of the production database is planned and prepared for the data history, open orders and all required data for go live processing. During the cut-over to the Astea solution, Astea business resources are best utilized to assist new users with functionality/processes while Astea technical resources support customer IT staff.

         Following the Go Live, Astea professional services engages the customer in the Assessment Phase. During this effort, the delivered system is assessed to validate benefits, analyze the process to measure key performance indicators, document and understand lessons learned. To perform these assessments we collect and analyze the planned benefits, processes used to capture and report on the key performance indicators, and document the lessons learned from all phases of the implementation. An action plan is developed from the lessons learned and key performance indicators for use in future phases and/or releases.

         Key Performance Indicators are charted to allow baseline analysis of the business performance and savings. These KPI's are divided into the various areas of the system.

      o       Staffing          Total staff required presently and after system
                                install
      o       Productivity      Overtime reduction anticipated
                                Reduced Travel times
      o       Inventory         Reduced Obsolescence
                                Reduced Inventory
      o       Revenues          Vendor Warranty Claims
                                Increased Contract Profit
                                Time Of Records Delay Reduced
      o       Expense           Reduced emergency shipments

Technical Services

         Astea's technical services team provides services related to installation, data verification, functional design, technical design, system infrastructure setup or changes, customizations, QA activities, testing and go-live support.

         Initially, software and database installation resources are available to prepare the environment for the prototyping phase.

         Data verification and feedback services can be provided for initial data verification analysis. These efforts are conducted to determine present state of information as far as type, conversions, data manipulation, location, frequency, method of interface (initial load, ongoing load, data export or data import,) and data integrity. Findings are documented and shared with the project team.

         During the implementation phase, Astea's technical services team is often engaged to assist with the functional and/or technical design as related to customer desired system personalization, customization and interfaces, often referred to as `gaps'. Gap solutions are assessed and categorized into system, studio, customization or interface. Utilizing the services of the customer project team, Astea professional services and Astea technical services Business Requirement Documents (BRDs) are created for all customizations and interfaces. Astea technical services will provide specifications and a quote for the customization. The Customer and Astea agree on the outcome of the customization and all expected outputs prior to the actual development customization. Following acceptance of the BRDs, code will be written as per design. QA of the code with test data sets will complete these efforts.

         Astea's technical services team will also provide testing and go-live support, as required.

Alliance Customer Support

         Astea's customer support organization provides customers with telephone and online technical support, as well as product enhancements, updates and new software releases. The company provides 24X7 "follow-the-sun" support through its global support network. Local representatives support all regions of Astea's worldwide operations. Astea personnel or a distributor's personnel familiar with local business customs and practices provide support in real-time and usually spoken in native languages. Typically, customer support fees are established as a fixed percentage of license fees and are invoiced to customers on an annual basis. Astea's customer support representatives are located in the United States, Europe, Israel and Australia. In addition, Astea provides customer support 24X7 with its self-service portal. The maintenance offering provides customers with 24X7 support and help desk services, as well as software service packs and release upgrades.

Alliance Education & Training

Application Training

         Key business owners responsible for the implementation of the core components will receive in-depth training designed to present the features, functionality and terminology of the Astea solution. The objective of this training is to provide the audience with a working knowledge of the Astea solution. This exposure to the system will enable project communication and add insight into specific business processes.

         End-user   training   plans  and  documents  are  created   during  the
implementation phase. These plans and documentation are utilized to conduct end-user training sessions prior to go-live.

Technical Training

         Software and database installation/creation training is provided, as required and/or recommended.

         System Administration training provides the customer IT staff pre-requisite knowledge to manipulate and manage administrative tasks associated with the Astea solution. Included within these tasks are: Security, Batch Applications, Escalation, Import, etc.

         Many customers are interested in performing their own personalization and customization to the system. Training sessions are available to enhance customer understanding of available options for personalization and how to perform customizations.

Customers

         The Company estimates that it has sold approximately 580 licenses to customers ranging from small, rapidly growing companies to large, multinational corporations with geographically dispersed operations and remote offices. More than 210 licenses have been sold for Astea Alliance and the remainder for DISPATCH-1. The broad applicability of the Company's products is demonstrated by the wide range of companies across many markets and industries that use one or more of Astea's products, including customers in information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management, telecommunications, and other industries with equipment sales and service requirements. In 2003 and 2002, no single customer accounted for more than 10% of the Company's revenues. In 2001, one customer accounted for 11% of the Company's revenues.

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

         Astea's direct sales force employs a consultative approach to selling, working closely with prospective clients to understand and define their needs and determine how such needs can be addressed by the Company's products. These clients typically represent the mid- to high-end of the market. A prospect development organization comprised of telemarketing representatives, who are engaged in outbound telemarketing and inbound inquiry response to a variety of marketing vehicles, develops and qualifies sales leads prior to referral to the direct sales staff. Additional prospects are identified and qualified through the networking of direct sales staff and the Company's management as part of daily business activities.

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

         Astea's corporate marketing department is responsible for product marketing, lead generation and marketing communications, including the Company's corporate website, dialogue with high-tech industry analysts, trade conferences, advertising, e-marketing, on-line and traditional seminars, direct mail, product collateral and public relations. Based on feedback from customers, analysts, business partners and market data, the marketing department provides input and direction for the Company's ongoing product development efforts and opportunities for professional services. Leads developed from the variety of marketing communications vehicles are routed through the Company's Astea Alliance sales and marketing automation system. The Company also participates in an annual conference for users of Astea's DISPATCH-1 and Astea Alliance products. Conference participants attend training sessions, workshops and presentations, and interact with other Astea product users, Astea management and staff, and technology partners, providing important input for future product direction.

         Astea's international sales accounted for 34% of the Company's revenues in 2003, 31% of the Company's revenues in 2002 and 33% in 2001. See "Certain Factors that May Affect Future Results--Risks Associated with International Sales."

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

         The Company's total expenses for product development for the years ended December 31, 2003, 2002 and 2001, were $2,490,000, $1,781,000 and
$2,590,000, respectively; and these expenses amounted to 19%, 11% and 15% of total revenues for 2003, 2002, and 2001, respectively. In addition, the Company incurred capitalized software development costs of $479,000, $807,000 and $600,000 in 2003, 2002 and 2001, respectively.
The Company anticipates that it will continue to commit substantial resources to product development in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Factors that May Affect Future Results--Need for Development of New Products."

Manufacturing

         The Company's software products are distributed on CD ROMs and by e-mail. Included with the software products are security keys (a software piracy protection) and documentation available on CD ROM and hard copy. Historically, the Company has purchased media and duplicating and printing services for its product packaging from outside vendors.

Competition

         The service management software market is intensely competitive and subject to rapid change. To maintain or increase its position in the industry, the Company will need to continually enhance its current product offerings, introduce new products and features and maintain its professional services capabilities. The Company currently competes on the basis of the depth and breadth of its integrated product features and functions, including the adaptability and scalability of its products to specific customer environments; the ability to deploy complex systems locally, regionally, nationally and internationally; product quality; ease-of-use; reliability and performance; breadth of professional services; integration of Astea's offerings with other enterprise applications; price; and the availability of Astea's products on popular operating systems, relational databases, Internet and communications platforms.

         Competitors vary in size, scope and breadth of the products and services offered. The Company encounters competition generally from a number of sources, including other software companies, third-party professional services organizations that develop custom software, and information systems departments of potential customers developing proprietary, custom software. In the service management marketplace, the Company competes against publicly held companies and numerous smaller, privately held companies. The Company's competitors include Siebel Systems, Inc. ("Siebel"), PeopleSoft Inc. ("PeopleSoft"), SAP AG ("SAP"), Oracle Corporation ("Oracle"), Great Plains Software which was acquired by Microsoft ("Microsoft Great Plains"), Clarify which was acquired by Amdocs Limited ("Amdocs Clarify"), Viryanet Ltd. ("Viryanet") and a number of smaller privately held companies. See "Certain Factors that May Affect Future Results--Competition in the Customer Relationship Management Software Market is Intense."

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

Employees

         As of December 31, 2003, the Company, including its subsidiaries, had a total of 136 full time employees worldwide, 61 in the United States, 15 in the United Kingdom, 5 in the Netherlands, 40 in Israel, 14 in Australia, and 1 in Japan. The Company's future performance depends, in significant part, upon the continued service of its key technical and management personnel and its continuing ability to attract and retain highly qualified and motivated personnel in all areas of its operations. See "Certain Factors that May Affect Future Results--Dependence on Key Personnel; Competition for Employees." None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Corporate History

         The Company was incorporated in Pennsylvania in 1979 under the name Applied System Technologies, Inc. In 1992, the Company changed its name to Astea International Inc. Until 1986, the Company operated principally as a software consulting firm, providing professional software consulting services on a fee for service and on a project basis. In 1986, the Company introduced its DISPATCH-1 product. In November 1991, the Company's sole stockholder acquired the outstanding stock of The DATA Group Corporation ("Data Group"), a provider of field service software and related professional services for the mainframe computing environment. Data Group was merged into the Company in January 1994. In February 1995, the Company and its sole stockholder acquired the outstanding stock of Astea Service & Distribution Systems BV ("Astea BV"), the Company's distributor of DISPATCH-1 and related services in Europe. In May 1995, the Company reincorporated in Delaware. In July 1995, the Company completed its initial public offering of Common Stock. In February 1996, the Company merged with Bendata, Inc. In June 1996, the Company acquired Abalon AB. In September 1998 (effective July 1, 1998), the Company sold Bendata, Inc. In December 1998, the Company sold Abalon AB. In December 1997, the Company introduced ServiceAlliance and in October 1999, SalesAlliance, which were subsequently re-engineered into components of the AllianceEnterprise suite introduced in 2001. Through 2001 and into 2002, the Company rebuilt is product functionality for Web-based applications and in August 2002 introduced Astea Alliance 6. The Company will be rolling out a new system architecture based on Microsoft.NET towards the end of 2004.

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

Item 3.  Legal Proceedings.

         From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In addition, since the Company enters into a number of large contracts requiring the complex installation of software products and the implementation of considerable professional services over several quarterly periods, the Company is from time to time engaged in discussions and deliberations with customers regarding the adequacy and timeliness of the installation or service, product functionality and features desired by the customer and additional work and product requirements that were not anticipated at the commencement of the project. These deliberations sometimes result in changes in services required, upward or downward price adjustments, or reworking of contract terms. The Company from time to time will reserve funds for contingencies under contract deliberations. The Company is currently not a party to any material legal proceedings, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's business, financial condition or results of operations.

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

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ATEA." The following table sets forth the high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market for the past two fiscal years:

        2003                                         High               Low
        ------------------------------------ ------------- -----------------
        First quarter                               $3.10             $2.55
        Second quarter                               4.35              2.65
        Third quarter                                4.40              2.81
        Fourth quarter                               3.50              2.10

        2002                                         High               Low
        ------------------------------------ ------------- -----------------
        First quarter                               $5.00             $3.60
        Second quarter                               5.00              3.80
        Third quarter                                4.85              2.55
        Fourth quarter                               3.75              2.25


         In September 2003, the Company affected a 1:5 reverse stock split. All prices reported for periods prior to the reverse stock split have been adjusted for the reverse stock split.

         As of March 15, 2004, there were approximately 37 holders of record of the Company's Common Stock. (Because "holders of record" include only stockholders listed with the Company's transfer agent and exclude stockholders listed separately with financial nominees, this number does not accurately reflect the actual number of beneficial owners of the Company's Common Stock, of which the Company estimates there were more than 2,700 on such date.) On March 15, 2004, the last reported sale price of the Common Stock on the Nasdaq SmallCap Market was $3.45 per share.

         The Board of Directors from time to time reviews the Company's forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. On June 30, 2000, the Company paid its only dividend since its initial public offering. The dividend was $2.05 per share.




 Item 6.          Selected Financial Data.

Years ended December 31,                                 2003          2002           2001           2000           1999
----------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Statement of Income Data: (3)
Revenues:
     Software license fees                           $   1,935     $    6,504     $    6,384     $   6,554      $  11,312
     Services and maintenance                           10,906         10,294         10,973        13,763         22,509
                                                      ---------------------------------------------------------------------
            Total revenues                              12,841         16,798         17,357        20,317            821
                                                      ---------------------------------------------------------------------

Cost and Expenses:
     Cost of software license fees                         898          1,262          1,224         1,199          2,240
     Cost of services and maintenance                    6,963          6,345          6,808        10,928         17,849
     Product development                                 2,490          1,781          2,590         2,744          4,900
     Sales and marketing                                 5,875          6,218          5,396         6,857          8,463
     General and administrative (1)                      2,198          2,426          2,837         4,066          4,478
     Restructuring charge (2)                                -              -            333         1,101          1,630
                                                      ---------------------------------------------------------------------
           Total costs and expenses                     18,424         18,032         19,188        26,895            560
                                                      ---------------------------------------------------------------------

Loss from continuing operations
      before interest and taxes                         (5,583)        (1,234)        (1,831)       (6,578)        (5,739)
Net interest income                                         54            106            309         1,496          2,163
                                                      ---------------------------------------------------------------------
Loss from continuing
      operations before income taxes                    (5,529)        (1,128)        (1,522)        1,496)        (3,576)

Income tax expense                                           -            200              -
                                                                                                         -              -
                                                      ---------------------------------------------------------------------
Loss from continuing operations                         (5,529)        (1,328)        (1,522)       (5,082)        (3,576)
Gain on sale of discontinued operations,
       net of taxes (4)                                      -              -              -           293
                                                                                                                        -
                                                      ---------------------------------------------------------------------
Net loss                                             $  (5,529)    $   (1,328)    $   (1,522)   $   (4,789)     $  (3,576)
                                                      =====================================================================
Basic and diluted loss per share:
      Continuing operations                          $   (1.89)    $    (0.09)    $    (0.10)   $    (0.35)     $   (0.26)
      Gain on sale of discontinued operations                -              -              -          0.02
                                                                                                                        -
                                                      ---------------------------------------------------------------------
                                                     $   (1.89)    $    (0.09)    $    (0.10)    $   (0.33)     $   (0.26)
                                                      =====================================================================
Shares used in computing basic and diluted loss
      per share                                          2,922          2,921          2,926         2,914          2,780
Balance Sheet Data:
Working capital                                      $   1,820     $    6,449     $    7,313     $   9,668      $  44,170
Total assets                                            10,096         16,443         18,015        21,653         58,634
Long-term debt, less current portion                         -              -              -
                                                                                                        23             49
Accumulated deficit                                    (18,100)       (12,568)       (11,239)       (9,716)        (4,927)
Total stockholders' equity                               3,734          8,998         10,105        11,955         46,617



(1) A one-time accrual for consulting fees of $304,000 is included in the fourth quarter of 1999 general and administrative expense.
(2) Included in the fourth quarter of 2001 is a restructuring charge of $409,000, which includes cost of consolidating office space and severance of certain personnel. The second quarter of 2000 contains a restructuring charge of $1,101,000, which includes severance costs, an office closing, and other actions aimed at reducing operating expenses. The fourth quarter of 1999 contains a restructuring charge of $1,630,000 due to reduced DISPATCH-1 development and billable service activity and includes severance payments, the write-off of capitalized software for certain DISPATCH-1 modules which will no longer be sold and reserves to settle DISPATCH-1 contractual obligations. See Note 4 of the Notes to the Consolidated Financial Statements.
(3) Certain reclassifications have been made in prior years due to the implementation of EITF 01-14 (See Note 2 of the Notes to the Consolidated Financial Statements) and the 1:5 reverse stock split which occurred in September 2003 (See Note 3 of the Notes to the Consolidated Financial Statements).
(4) During 2000, the Company reversed $149,000 of excess reserves and received a distribution of unused escrow balance totaling $144,000 related to the 1998 sales of two of its subsidiaries, Bendata Inc. and Abalon AB.

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

         The Company develops, markets and supports service management software solutions, which are licensed to companies that sell and service equipment, or sell and deliver professional services. The Company's principal product offering, the Astea Alliance suite, integrates and automates sales and service business processes and thereby increases competitive advantages, top-line revenue growth and profitability through better management of information, people, assets and cash flows. Astea Alliance offers substantially broader and far superior capabilities over the Company's predecessor product, DISPATCH-1, which was designed for only field service and customer support management applications.

         The Company's products and services are primarily used in industries such as information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management and telecommunications. An eclectic group of other industries, all with equipment sales and service requirements, are also represented in Astea's customer base. The Company maintains offices in the United States, United Kingdom, Australia, Israel and the Netherlands.

         The Company generates revenues from two sources: software license fees for its software products, and services and maintenance revenues from professional services, which includes consulting, implementation, training and maintenance related to those products.

         Software license fees accounted for 15% of the Company's total revenues in 2003 which was comprised entirely of sales of Astea Alliance. Software license fee revenues also include some fees from the sublicensing of third-party software, primarily relational database licenses. Typically, customers pay a license fee for the software based on the number of licensed users. Depending on the contract terms and conditions, software license fees are recognized as revenue upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. If significant vendor obligations exist at the time of delivery or if the product is subject to uncertain customer acceptance, revenue is deferred until no significant obligations remain or acceptance has occurred.

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

         Revenue from post-contract support is recognized ratably over the term of the contract on a straight-line basis. Consulting and training service revenue is generally recognized at the time the service is performed. Fees from licenses sold together with consulting services are generally recognized upon shipment, provided that the contract has been executed, delivery of the software has occurred, fees are fixed and determinable and collection is probable. Fees from the service component in these types of contracts are recognized as the services are performed. In instances where the aforementioned criteria have not been met, both the license and the consulting fees are recognized under the percentage of completion method of contract accounting.

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

Recent Accounting Pronouncements

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated results of operations, financial position or cash flows.

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

         In January  2003,  the FASB  issued  Interpretation  No. 46 ("FIN 46"),
Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 have been deferred to the first quarter of 2004. The adoption of FIN 46 is not expected to have a material effect on the consolidated financial statements.

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company's financial position or results of operation.

Results of Continuing Operations

         The following table sets forth, for the periods indicated, selected financial data and the percentages of the Company's total revenues represented by each line item presented for the periods presented:

Years ended December 31,                     2003          2002        2001
--------------------------------------------------------------------------------
Revenues:
    Software license fees                    15.1   %      38.7  %     36.8   %
    Services and maintenance                 84.9          61.3        63.2
                                        ----------------------------------------
        Total revenues                      100.0   %     100.0  %    100.0   %
                                        ----------------------------------------
Costs and expenses:
   Cost of software license fees              6.0   %       7.5  %      7.1   %
   Cost of services and maintenance          55.2          37.8        39.2
   Product development                       19.4          10.6        14.9
   Sales and marketing                       45.8          37.0        31.1
   General and administrative                17.1          14.4        16.3
   Restructuring charge                         -             -         1.9
                                        ----------------------------------------
        Total costs and expenses            143.5   %     107.3  %    110.5   %
                                        ----------------------------------------

Comparison of Years Ended December 31, 2003 and 2002

         Revenues. Total revenues decreased $3,957,000, or 24%, to $12,841,000 for the year ended December 31, 2003 from $16,798,000 for the year ended December 31, 2002. Software license revenues decreased by 70% in 2003, compared to 2002. Services and maintenance fees for 2003 amounted to $10,906,000, a 6% increase from 2002.

         Software license fee revenues decreased $4,569,000 or 70% to $1,935,000 in 2003 from $6,504,000 in 2002. Astea Alliance license fee revenues decreased to $1,935,000 in 2003 from $6,221,000 in 2002, a decrease of 69%. There were no license sales DISPATCH-1 in 2003 as compared to sales totaling $283,000 in 2002 primarily due to the Company's planned movement from its legacy software to the Astea Alliance suite. The decrease in license revenue is primarily the result of delayed investment in information technology on the part of our target customers due to the slowly improving economy.

         Total services and maintenance revenues increased $612,000 or 6% to $10,906,000 in 2003 from $10,294,000 in 2002. The increase in service and maintenance revenues is attributable to an increase of $1,705,000 in Astea Alliance revenues partially offset by a decrease in DISPATCH-1 revenues of $1,093,000. Astea Alliance service and maintenance revenues increased to $8,244,000 in 2003 from $6,540,000 in 2002 due to the growing Astea Alliance customer base. DISPATCH-1 service and maintenance revenues decreased 29% to $2,661,000 in 2003 from $3,754,000 in 2002 due to an ongoing decrease in the number of customers under service and maintenance contracts. As a result of the decreasing demand for DISPATCH-1, the decrease in service and maintenance revenue is expected to continue in 2004.

         In 2003 and 2002, no customer accounted for more than 10% of the Company's revenues.

         Costs of Revenues. Costs of software license fee revenues decreased 39%, or $496,000, to $766,000 in 2003 from $1,262,000 in 2002. Included in the cost of software license fees is the amortization of capitalized software. Capitalized software amortization decreased to $600,000 in 2003 from $870,000 in 2002. The decrease in amortization of capitalized software is due to the decrease in the amount of unamortized capitalized software. The gross margin percentage on software license sales decreased to 60% in 2003 from 81% in 2002. This decrease is primarily attributable to the significant fixed cost of software amortization.

         The costs of services and maintenance revenues increased 12%, or $750,000, to $7,095,000 in 2003 from $6,345,000 in 2002. The service and maintenance gross margin percentage decreased to 35% in 2003 from 38% in 2002. The decreased margin is primarily attributable to the increase in third party costs as a result of upgrades.

         Product Development. Product development expenses increased 40%, or $709,000, to $2,490,000 in 2003 from $1,781,000 in 2002. Product development as a percentage of total revenue increased to 19% in 2003 compared to 11% in 2002. The Company's total product development costs, including capitalized software development costs were $2,970,000 or 23% of revenues in 2003 compared to $2,588,000, which was 15% of revenues in 2002, an increase of $382,000 or 15%. The increase in product development expenses is primarily attributable to the increased effort to convert the Company's product to .NET, a new Microsoft operating system platform. In doing so, the Company increased its development staff headcount to 40 employees in 2003 from 33 in 2002. Additionally, during 2003 the U.S. dollar weakened against the Israel shekel, which is where the Company performs most of its development, thereby resulting in increased expenses upon translation into U.S. currency. The Company has focused its development effort exclusively on the upgrade of the Astea Alliance suite of products.

         Sales and Marketing. Sales and marketing expenses decreased 6%, or $343,000, to $5,875,000 in 2003 from $6,218,000 in 2002. The decrease is primarily the result of lower commissions due to lower sales. Despite actual performance, the Company continued to focus on improving its market presence through intensified marketing efforts to increase awareness of the Company's products. This occurred through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows and increased investment in lead generation for its sales force. Sales and marketing expense as a percentage of total revenues increased to 46% in 2003 from 37% in 2002.

         General and Administrative. General and administrative expenses consist of salaries, benefits and related costs for the Company's finance, administrative and executive management personnel, legal costs, accounting costs, bad debt write-offs and various costs associated with the Company's status as a public company. The Company's general and administrative expenses were $2,198,000 in 2003 and $2,426,000 in 2002 representing a 9% decrease. This decrease is primarily due to lower costs related to legal and investor relations activity and other taxes. Partially offsetting this decrease, the Company experienced an increase in bad debt expense of $277,000 which is attributable to the reserve of license and service revenues related to a customer (See Note 5). As a percentage of total revenues, general and administrative expenses increased to 18% in 2003 compared to 14% in 2002. The increase in expenses relative to revenues primarily results from the decrease in total revenues generated during 2003.

         Restructuring Charge. At the end of December, 2001, the Company recorded a restructuring charge of $409,000 in connection with severance costs to downsize the Company's employment roles and eliminate excess office space. Additionally, the Company reversed $76,000 of restructuring costs relating to the 2000 restructuring plan determined to be no longer needed (See Note 4 in the Notes to the Consolidated Financial Statements). In the fourth quarter of 2002,
the  Company  determined  that  it  had  over-accrued   $24,000  from  its

2001 restructuring charge and, therefore, reversed it. The expense reversal is included in general and administrative expenses.

         Net Interest Income. Net interest income decreased $52,000, to $54,000 in 2003 from $106,000 in 2002. This decrease was primarily attributable to significantly lower interest rates paid in 2003 on invested cash and the reduction in cash balances which were used to fund operations.

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

         International Operations. Total revenue from the Company's international operations declined by $830,000, or 16% to $4,311,000 in 2003 from $5,141,000 in 2002. The decrease in revenue from international operations was primarily attributable to the reductions in license revenues from the Astea Alliance suite. The economic slowdown in both Europe and the Pacific Rim severely impacted the operating results of the Company. International revenues from professional services and maintenance increased 17% to $3,527,000 in 2003 from $3,005,000 in 2002. Overall, international operations resulted in net loss of $1,772,000 for 2003 compared to net income of $4,000 in 2002. Combined with the decrease in revenues, the decrease in income resulted in part from an increase in reserves against doubtful accounts. Additionally, the weakening of the U.S. dollar against the foreign currencies in Europe, the Pacific Rim and Israel, contributed to increased expenses upon translation into U.S. currency.

Comparison of Years Ended December 31, 2002 and 2001

         Revenues. Total revenues decreased $559,000, or 3%, to $16,798,000 for the year ended December 31, 2002 from $17,357,000 for the year ended December 31, 2001. Software license revenues increased by 2% in 2002, compared to 2001. Services and maintenance fees for 2002 amounted to $10,294,000, a 6% decrease from 2001.

         Software license fee revenues increased $120,000 or 2% to $6,504,000 in 2002 from $6,384,000 in 2001. Astea Alliance license fee revenues increased to $6,220,000 in 2002 from $5,888,000 in 2001, an increase of 6% which reflects the growing acceptance of the Astea Alliance suite of software products. License fee revenues for DISPATCH-1 decreased $213,000 or 43% from $496,000 in 2001 to $283,000 in 2002 primarily due to the Company's planned movement from its legacy software to the Astea Alliance suite.

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

         In 2002, no customer accounted for more than 10% of its revenues. In 2001, the Company had one significant customer that accounted for 11% of its revenues.

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

         Product Development. Product development expenses decreased 31%, or $809,000, to $1,781,000 in 2002 from $2,590,000 in 2001. Product development as a percentage of total revenue decreased to 11% in 2002 compared to 15% in 2001. The Company's total product development costs, including capitalized software development costs were $2,588,000 or 15% of revenues in 2002 compared to $3,190,000, which was 19% of revenues in 2001, a decrease of $602,000 or 19%. The decrease in product development expenses is primarily attributable to the strengthening of the U.S. dollar against the Israel shekel, which is where the Company performs most of its development. Despite this decrease, development employee headcount remained unchanged. The Company has focused its development effort exclusively on the upgrade of the Astea Alliance suite of products. In 2003, the Company expects to slightly increase its development costs relative to the amount spent in 2002.

         Sales and Marketing. Sales and marketing expenses increased 15%, or $822,000, to $6,218,000 in 2002 from $5,396,000 in 2001. The increase supports newly released versions of its Astea Alliance suite of software products. The Company is focused on improving its market presence through intensified marketing efforts to increase awareness of the Company's products. This occurred through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows and increased investment in lead generation for its sales force. Sales and marketing expense as a percentage of total revenues increased to 37% in 2002 from 31% in 2001.

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

         Restructuring Charge. At the end of December, 2001, the Company recorded a restructuring charge of $409,000 in connection with severance costs to downsize the Company's employment roles and eliminate excess office space. Additionally, the Company reversed $76,000 of restructuring costs relating to the 2000 restructuring plan determined to be no longer needed (See Note 4 in the Notes to the Consolidated Financial Statements). In the fourth quarter of 2002, the Company determined that it had over accrued $24,000 from its 2001 restructuring charge. This was reversed in the last quarter of 2002 and included in general and administrative expenses.

         Net Interest Income. Net interest income decreased $203000, to $106,000 in 2002 from $309,000 in 2001. This decrease was primarily attributable to significantly lower interest rates paid in 2002 on invested cash and the reduction in cash balances which are used to fund operations.

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

         International Operations. Total revenue from the Company's international operations declined by $486,000, or 8.6% to $5,141,000 in 2002 from $5,627,000 in 2001. The decrease in revenue from international operations was primarily attributable to the reductions in license revenues from the Astea Alliance suite. The economic slowdown in both Europe and the Pacific Rim severely impacted the operating results of the Company. International revenues from professional services and maintenance were similar to those in 2001. International operations resulted in net income of $4,000 for 2002 compared to a net income of $226,000 in 2001. The decrease in income resulted primarily from the decline in license sales resulting from depressed worldwide operating conditions in both Europe and the Pacific Rim.

Liquidity and Capital Resources

         Net cash used in operating activities was $1,200,000 for the year ended December 31, 2003 compared to $455,000 for the year ended December 31, 2002. The increase in cash used in operations was primarily attributable to the net loss generated during the year of $5,529,000. Contributing to the use of cash, the Company realized a decline in deferred revenues of $688,000 in 2003 compared to a decline of $203,000 for the year ended December 31, 2002. The Company experienced a greater decline in deferred revenues during 2003 due to a higher non-renewal rate on maintenance contracts primarily from DISPATCH-1 customers. Cash used in operations was partially offset by a higher level of collections which decreased accounts receivable by $4,952,000 in 2003, compared to a $39,000 increase in 2002.

         The Company used $64,000 of cash for investing activities in 2003 compared to generating $1,476,000 in 2002. The change from last year was primarily attributable to the sale of $2,998,000 of investments in 2002 compared to no sales of investments in 2003. Capital expenditures were $216,000 in 2003 compared to $404,000 in 2002. Capitalized software costs were $480,000 in 2003 compared to $807,000 in 2002. The Company also purchased a certificate of deposit in 2002, which is security for a letter of credit, for $300,000. Offsetting cash used, in October 2003, the Company terminated a life insurance policy it held on behalf of its Chief Executive Officer and received payment of $632,000 on the cash surrender value of the policy.

         The Company generated $2,000 in financing activities for the year ended December 31, 2003 compared to using $30,000 for the year ended December 31, 2002. The decrease in cash used for financing activities was principally attributable to the elimination of all outstanding debt during 2002.

         At December 31, 2003, the Company had a working capital ratio of approximately 1.3:1, with total cash of $3,780,000. The Company has projected revenues for 2004 that will generate enough funds to sustain its continuing operations. However, if current projections trail expectations, the Company has plans in place to reduce operating expenditures appropriately in order to continue to fund all required expenditures. The Board of Directors from time to time reviews the Company's forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.
The Company does not plan any significant capital expenditures in 2004. In addition, it does not anticipate that its operations or financial condition will be affected materially by inflation.

Contractual Obligations and Commercial Commitments

         The following tables summarize our contractual and commercial obligation as of December 31, 2003:



                              Payment Due By Period
                                   2004         2005-2006    2007-2008      2009 and after         Total
                                   ----         ---------    ---------      --------------         -----
Contractual Cash
  Obligations:
  Long-term Debt               $     --       $     --       $     --       $     --              $  --
  Capital Leases
  Operating Leases                858,000      1,127,000      996,000      424,000    3,405,000

                              Amounts of Commitment Expiration Per Period
                                   2004         2005-2006     2007-2008      2009 and after         Total
                                   -----        ---------     ---------      --------------         -----
Other Commercial
  Commitments:
  Letters of Credit              $300,000          $--         $   --             $--             $300,000




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

Recent History of Net Losses

         The Company has a history of net losses. In particular, the Company incurred net losses of approximately $5.5 million in fiscal 2003, $1.3 million in fiscal 2002 and $1.5 million in fiscal 2001. As of

December 31, 2003, stockholders' equity is approximately $3.7 million, which is net of an accumulated deficit of approximately $18.1 million. Moreover, the Company expects to continue to incur additional operating expenses for research and development. As a result, the Company will need to generate significant revenues to achieve and maintain profitability. The Company may not be able to achieve the necessary revenue growth or profitability in the future. If the Company does not attain or sustain profitability or raise additional equity or debt in the future, the Company may be unable to continue its operations.

Uncertain  Market  Acceptance  of  Astea  Alliance;   Decreased   Revenues  from
DISPATCH-1

         In each of 2003, 2002, and 2001, 21%, 24% and 35%, respectively, of the Company's total revenues was derived from the licensing of DISPATCH-1 and the providing of professional services in connection with the implementation, deployment and maintenance of DISPATCH-1 installations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company originally introduced Astea Alliance in August 1997 in order to target a market segment in which DISPATCH-1 was not cost-effective or attractive. Subsequent, rapid changes in technology have now positioned the Astea Alliance suite, introduced in 2001 and which includes the Astea Alliance functionality, to supercede DISPATCH-1 as the company's flagship product. As a result, there are no license sales planned or anticipated for DISPATCH-1 to new customers. Sales to existing customers comprised 100% of DISPATCH-1 license revenue in 2002. There were no license sales of DISPATCH-1 during 2003. DISPATCH-1 revenues have declined in each of the last three fiscal years and that trend is expected to continue and accelerate.

         While the Company has licensed Astea Alliance to over 210 companies worldwide in 1998 through 2003, revenues from sales of Astea Alliance alone are not yet sufficient to support the expenses of the Company. The Company's future success will depend mainly on its ability to increase licenses of the Astea Alliance suite offerings, on developing new products and product enhancements to complement its existing product offerings, on its ability to continue support and maintenance revenues from DISPATCH-1, and on its ability to control its operating expenses. Any failure of the Company's products to achieve or sustain market acceptance, or of the Company to sustain its current position in the Customer Relationship Management software market, would have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will be able to increase demand for Astea Alliance, obtain an acceptable level of support and maintenance revenues from DISPATCH-1, or to lower its expenses, thereby avoiding future losses.

Need for Development of New Products

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

Rapid Technological Change

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

Burdens of Customization

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

Risk of Product Defects; Failure to Meet Performance Criteria

         The Company's software is intended for use in enterprise-wide applications that may be critical to its customer's business. As a result, customers and potential customers typically demand strict requirements for installation and deployment. The Company's software products are complex and may contain undetected errors or failures, particularly when software must be customized for a particular customer, when first introduced or when new versions are released. Although the Company conducts extensive product testing during product development, the Company has at times delayed commercial release of software until problems were corrected and, in some cases, has provided enhancements to correct errors in released software. The Company could, in the future, lose revenues as a result of software errors or defects. Despite testing by the Company and by current and potential customers, errors in the software, customizations or releases might not be detected until after initiating commercial shipments, which could result in additional costs, delays, possible damage to the Company's reputation and could cause diminished demand for the Company's products. This could lead to customer dissatisfaction and reduce the opportunity to renew maintenance contracts or sell new licenses.

Continued Dependence on Large Contracts May Result in Lengthy Sales and Implementation Cycles and Impact Revenue Recognition and Cash Flow

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

Fluctuations in Quarterly Operating Results May Be Significant

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

Fluctuations in Quarterly Operating Results Due to Seasonal Factors

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

General Economic Conditions May Affect Operations

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

Competition in the Customer Relationship Management Software Market is Intense

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

Risk of Dependence on Proprietary Technology

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

Possible Infringement of Third Party Intellectual Property Rights

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

Dependence on Technology from Third Parties

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

Need to Expand Indirect Sales

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

Risks of Future Acquisitions

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

Risks Associated with International Sales

         Astea's international sales accounted for 34% of the Company's revenues in 2003, 31% in 2002, and 33% in 2001. The Company expects that international sales will continue to be a significant component of its business. In the Company's efforts to expand its international presence, it will face certain risks which it may not be successful in addressing. These risks include:

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

Research and Development in Israel; Risks of Potential Political, Economic or Military Instability

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

Dependence on Key Personnel that are Required to Perform Military Service

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

Risks Associated with Inflation and Currency Fluctuations

         The Company generates most of its revenues in U.S. dollars but all of its costs associated with the foreign operations located in Europe, the Pacific Rim and Israel are denominated in the respective local currency and translated into U.S. dollars for consolidation and reporting. As a result, the Company is exposed to risks to the extent that the rate of inflation in Europe, the Pacific Rim or Israel exceeds the rate of devaluation of their related foreign currency in relation to the U.S. dollar or if the timing of such devaluations lags behind inflation in Europe, the Pacific Rim or Israel. In that event, the cost of the Company's operations in Europe, the Pacific Rim and Israel measured in terms of U.S. dollars will increase and the U.S. dollar-measured results of operations will suffer. Historically, Israel has experienced periods of high inflation.

Dependence on Key Personnel; Competition for Employees

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

Concentration of Ownership

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

Possible Volatility of Stock Price

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

Limitations of the Company Charter Documents

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

Nasdaq SmallCap Market Compliance Requirements

         The Company's common stock trades on The Nasdaq SmallCap Market, which has certain compliance requirements for continued listing of common stock, including a series of financial tests relating to shareholder equity, public float, number of market makers and shareholders, and maintaining a minimum bid price per share for the Company's common stock. The result of delisting from The Nasdaq SmallCap Market could be a reduction in the liquidity of any investment in the Company's common stock and a material adverse effect on the price of its common stock. Delisting could reduce the ability of holders of the Company's common stock to purchase or sell shares as quickly and as inexpensively as they could have done in the past. This lack of liquidity would make it more difficult for the Company to raise capital in the future. Although the Company is currently in compliance with all continued listing requirements of Nasdaq SmallCap, there can be no assurance that the Company will be able to continue to satisfy such requirements unless operating results improve.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company is currently in the process of revamping its investment portfolio. As a result, as of December 31, 2003, the Company's investments consisted of commercial paper. The Company does not expect any material loss with respect to its investment portfolio.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Certified Public Accountants

Board of Directors
Astea International Inc. and Subsidiaries
Horsham, Pennsylvania

         We have audited the accompanying consolidated balance sheets of Astea International Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astea International Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


\s\BDO Seidman, LLP
-----------------------
BDO Seidman, LLP




Philadelphia, PA
March 5, 2004

                                  ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                                         CONSOLIDATED BALANCE SHEETS


        December 31,                                                        2003               2002
        ---------------------------------------------------------------------------------------------------

                                     ASSETS
        Current assets:
          Cash and cash equivalents                                       $ 3,480,000       $ 4,967,000
          Restricted cash                                                     300,000           300,000
          Receivables, net of reserves of  $810,000 and $1,018,000          3,943,000         7,936,000
          Prepaid expenses and other                                          601,000           691,000
                                                                        -----------------------------------
                  Total current assets                                      8,324,000        13,894,000

        Property and equipment, net                                           509,000           586,000
        Capitalized software development costs, net                         1,229,000         1,349,000
        Other assets                                                           34,000           614,000
                                                                        -----------------------------------
                  Total assets                                          $  10,096,000       $16,443,000
                                                                        ===================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
          Accounts payable and accrued expenses                            $3,003,000        $3,418,000
          Deferred revenues                                                 3,359,000         4,027,000
                                                                        -----------------------------------
                  Total current liabilities                                 6,362,000         7,445,000


        Commitments and Contingencies (Note 11)

        Stockholders' equity:
           Preferred stock, $.01 par value, 5,000,000 shares
             authorized, none issued                                                -                 -
           Common stock, $.01 par value, 5,000,000 shares
             authorized, 2,965,000  shares issued                              30,000            30,000
           Additional paid-in capital                                      22,792,000        22,792,000
           Accumulated comprehensive loss -
             translation adjustment                                          (776,000)       (1,039,000)
           Accumulated deficit                                            (18,100,000)      (12,568,000)
           Less:  Treasury stock at cost, 43,000 and 44,000 shares           (212,000)         (217,000)
                                                                        -----------------------------------
                  Total stockholders' equity                                3,734,000         8,998,000
                                                                        -----------------------------------
                  Total liabilities and stockholders' equity              $10,096,000       $16,443,000
                                                                        ===================================


                      See accompanying notes to the consolidated financial statements.

                                      ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS


Years ended December 31,                                           2003                2002                2001
--------------------------------------------------------------------------------------------------------------------
Revenues:
      Software license fees                                    $    1,935,000      $    6,504,000      $   6,384,000
      Services and maintenance                                     10,906,000          10,294,000         10,973,000
                                                                ----------------------------------------------------

          Total revenues                                           12,841,000          16,798,000         17,357,000
                                                                ----------------------------------------------------

Costs and expenses:
      Cost of software license fees                                   766,000           1,262,000          1,224,000
      Cost of services and maintenance                              7,095,000           6,345,000          6,808,000
      Product development                                           2,490,000           1,781,000          2,590,000
      Sales and marketing                                           5,875,000           6,218,000          5,396,000
      General and administrative                                    2,198,000           2,426,000          2,837,000
      Restructuring charges                                                 -                   -            333,000
                                                                ----------------------------------------------------

          Total costs and expenses                                 18,424,000          18,032,000         19,188,000
                                                                ----------------------------------------------------

Loss from operations                                               (5,583,000)         (1,234,000)        (1,831,000)

Interest income                                                        58,000             112,000            318,000
Interest expense                                                       (4,000)             (6,000)            (9,000)
                                                                ----------------------------------------------------
Loss before income taxes                                           (5,529,000)         (1,128,000)        (1,522,000)
Income tax expense                                                          -             200,000                  -
                                                                ----------------------------------------------------
Net loss                                                       $   (5,529,000)     $   (1,328,000)     $  (1,522,000)
                                                                ====================================================

Basic and diluted net loss per share                           $        (1.89)     $        (0.45)     $       (0.52)
                                                                ====================================================
Weighted average shares used in computing basic and
diluted net loss per share                                          2,922,000           2,921,000          2,926,000
                                                                ====================================================




                           See accompanying notes to the consolidated financial statements.

                                           ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                             Additional    Accumulated                                  Total
                                  Common      Paid-in     Comprehensive   Accumulated    Treasury     Stockholders'  Comprehensive
                                   Stock      Capital         Loss         Deficit        Stock         Equity           Loss
                                 ---------------------------------------------------------------------------------------------------

Balance, January 1, 2001          $ 148,000  $ 22,671,000  $ (1,145,000)   $ (9,716,000)   $ (3,000) $ 11,955,000
  Issuance of common stock under
    employee stock purchase plan                    3,000                        (1,000)      4,000         6,000
  Purchases of treasury stock                                                              (223,000)     (223,000)
  Comprehensive loss                                           (111,000)         --        (111,000)                 $  (111 ,000)
  Net loss                                                                   (1,522,000)         --    (1,522,000)     (1,522,000)
                                 ---------------------------------------------------------------------------------------------------
Balance, December 31, 2001          148,000    22,674,000    (1,256,000)    (11,239,000)   (222,000)   10,105,000    $ (1,633,000)
                                                                                                                 ===================
  Issuance of common stock under
    employee stock purchase plan       --            --            --            (1,000)      5,000         4,000
  Comprehensive income                 --            --         217,000            --          --         217,000    $    217,000
  Net loss                             --            --            --              --    (1,328,000)   (1,328,000)
                                                                                                                       (1,328,000)
                                 ---------------------------------------------------------------------------------------------------
Balance, December 31, 2002          148,000    22,674,000    (1,039,000)    (12,568,000)   (217,000)    8,998,000    $  1,111,000
                                                                                                                 ===================
  Reverse stock split              (118,000)      118,000          --              --          --            --
  Issuance of common stock under
    employee stock purchase plan       --            --            --            (3,000)      5,000         2,000
  Comprehensive income                 --            --         263,000            --          --         263,000    $    263,000
  Net loss                             --            --            --              --    (5,529,000)   (5,529,000)     (5,529,000)
                                 ---------------------------------------------------------------------------------------------------
Balance, December 31, 2003        $  30,000  $ 22,792,000  $   (776,000)   $(18,100,000)  $(212,000) $  3,734,000    $ (5,266,000)
                                                                                                                 ===================

                            See accompanying notes to the consolidated financial statements.






Years ended December 31,                                           2003               2002                2001
---------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net loss                                                  $ (5,529,000)        $ (1,328,000)     $ (1,522,000)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation and amortization                             910,000            1,295,000         1,421,000
        Bad debt expense                                         (477,000)            (255,000)         (648,000)
        Officer's life insurance valuation                              -               59,000          (763,000)
        Deferred income taxes                                           -              200,000           370,000
        Changes in operating assets and liabilities:
            Receivables                                         4,952,000              (39,000)        1,108,000
            Prepaid expenses and other                             67,000              125,000           976,000
            Accounts payable and accrued expenses                (382,000)             186,000        (1,522,000)
            Accrued restructuring                                       -             (385,000)          409,000
            Deferred revenues                                    (688,000)            (203,000)         (268,000)
            Other                                                 (53,000)            (110,000)                -
                                                            --------------------------------------------------------

Net cash used in operating activities                          (1,200,000)            (455,000)         (439,000)
                                                            --------------------------------------------------------

Cash flows from investing activities:
        Proceeds from sales of investments                              -            2,987,000           519,000
        Purchases of property and equipment                      (216,000)            (404,000)         (244,000)
        Capitalized software development costs                   (480,000)            (807,000)         (600,000)
        Restricted cash                                                 -             (300,000)                -
        Proceeds from the termination of life insurance           632,000                    -                 -
policy
                                                            --------------------------------------------------------

Net cash (used in) provided by investing activities               (64,000)           1,476,000          (325,000)
                                                            --------------------------------------------------------

Cash flows from financing activities:
        Proceeds from exercise of stock options and
employee                                                            2,000                4,000             6,000
             stock purchase plan
        Net repayments of long-term debt                                -              (34,000)         (126,000)
        Purchases of treasury stock                                     -                    -          (223,000)
                                                            --------------------------------------------------------

Net cash provided by (used in) financing activities                 2,000              (30,000)         (343,000)
                                                            --------------------------------------------------------
Effect of exchange rate changes on cash and cash
   equivalents                                                   (225,000)             (95,000)          (30,000)
                                                            --------------------------------------------------------
Net (decrease) increase in cash and cash equivalents           (1,487,000)             896,000        (1,137,000)
Cash and cash equivalents balance, beginning of year            4,967,000            4,071,000         5,208,000
                                                            --------------------------------------------------------

Cash and cash equivalents balance, end of year                 $3,480,000           $4,967,000        $4,071,000
                                                            ========================================================

Supplemental disclosure of cash flow information:
        Cash paid for interest expense                             $4,000               $6,000            $9,000
                                                            ========================================================

                     See accompanying notes to the consolidated financial statements.


                    ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   Company Background

              Astea International Inc. and Subsidiaries (collectively the "Company" or "Astea") develops, markets, and supports front-office solutions for the service management software market. Astea's applications are designed specifically for organizations for which field service and customer support are considered mission critical aspects of business operations. Astea solutions are used in industries such as information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management, telecommunications and other industries with equipment sales and service requirements.


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

     Reimbursable Expenses

              The Company charges customers for out-of-pocket  expenses incurred by its employees during the performance of professional services in the normal course of business. In accordance with EITF 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred," billings for out-of-pocket expenses that are reimbursed by the customer are to be included in revenues with the corresponding expense included in cost of sales. During fiscal years 2003, 2002 and 2001, the Company billed $326,000, $273,000, and $256,000, respectively, of reimbursable expenses to customers. During 2002, the Company adopted this new guidance and restated all prior periods presented to reflect the appropriate reclassifications.

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

              The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows. As of December 31, 2003, the Company has determined that no impairment has occurred.

     Capitalized Software Development Costs

              The Company capitalizes software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company capitalizes software development costs subsequent to the establishment of technological feasibility through the product's availability for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Development costs associated with product enhancements that extend the original product's life or significantly improve the original product's marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (three to four years), beginning with the initial release to customers. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of December 31, 2003, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

     Major Customers

              In 2003 and 2002, the Company had no significant customers which represented 10% of revenues. In 2001, the Company had one customer which represented 11% of revenue.

     Concentration of Credit Risk

              Financial instruments which potentially subject the Company to credit risk consist of cash equivalents and accounts receivable. The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market and tax-free bond funds which are exposed to minimal interest rate and credit risk. Concentration of credit risk, with respect to accounts receivable, is limited due to the Company's credit evaluation process. The Company sells its products to Original Equipment Manufacturers involved in a variety of industries including information technology, medical devices and diagnostic systems, industrial controls and instrumentation and retail systems. While the Company does not require collateral from its customers, it does perform continuing credit evaluations of its customer's financial condition.

     Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on all information available, the Company believes its allowance for doubtful accounts as of December 31, 2003 is adequate. However, actual write-offs might exceed the recorded allowance.

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

     Net Income (Loss) Per Share

              The Company presents earnings per share in accordance with SFAS No. 128, "Earnings per Share." Pursuant to SFAS No. 128, dual presentation of basic and diluted earnings per share ("EPS") is required for companies with complex capital structures on the face of the statements of operations. Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. Options with an exercise price less than market at December 31, 2003 to purchase 31,600 and 30,000 shares of common stock with an average exercise prices per share of $2.81 and $2.75, were outstanding as of December 31, 2003 and 2002, respectively, but were excluded from the diluted loss per common share calculation as the inclusion of these options would have been antidilutive. There were no options whose exercise price was less than market at December 31, 2001.

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

     Stock Compensation

              The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Under the intrinsic-value method, because the exercise price of the Company's employee stock options is less than or equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

              The Company accounts for the employee stock purchase plan under the recognition and measurement principles of APB 25. No stock-based employee compensation cost is reflected in net income for options granted, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, there are situations that may occur, such as the accelerated vesting of options, that require a current charge to income.

              Had compensation cost for the Company's stock options and employee stock purchase plan been determined consistent with SFAS No. 123,
     "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure," the Company's net loss and basic and diluted net loss per share would have been:

                                                           2003                   2002                   2001
                                                     --------------------------------------------------------------------
    Net loss - as reported                           $  (5,529,000)         $  (1,328,000)         $  (1,522,000)

    Add:  Stock based compensation
       included in net income as reported,
       net or related tax effects                                -                      -                      -
    Deduct stock based compensation
       determined under fair value based
       methods for all awards, net of
       related tax effects                                (329,000)              (303,000)              (386,000)
                                                     --------------------------------------------------------------------

    Net loss - pro forma                             $  (5,858,000)         $  (1,631,000)         $  (1,908,000)
                                                     ====================================================================

    Basic and diluted loss
       per share -  as reported                             $(1.89)                $(0.45)                $(0.52)
    Basic and diluted loss
        per share -   pro forma                             $(2.00)                $(0.56)                $(0.65)

              The weighted average fair value of those options granted during the years ended December 31, 2003, 2002 and 2001 was estimated as $3.15, $3.52 and $3.55, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.97%, 4.30% and 5.45% for 2003, 2002 and 2001 grants, respectively; an expected life of six years; volatility of 137%, 147% and 85%; and a dividend yield of zero for 2003, 2002 and 2001 grants, respectively.

     Reclassifications

              Certain reclassifications of prior years' amounts have been made to conform to the current year presentation.

     Recent Accounting Standards or Accounting Pronouncements

              In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated results of operations, financial position or cash flows.

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

              In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 have been deferred to the first quarter of 2004. The adoption of FIN 46 is not expected to have a material effect on the consolidated financial statements.

              In May 2003, the FASB issued Statement no. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company's financial position or results of operation.

3.   Reverse Stock Split

              On September 2, 2003, the Company implemented a 1:5 reverse stock split of the Company's outstanding common stock that was previously approved at the Annual Meeting of Stockholders. The par value of all post reverse split shares remained unchanged at $0.01. All fractional shares that resulted from the reverse split were redeemed by the Company. As a result of the reverse split, the number of authorized shares was reduced from 25,000,000 to 5,000,000.

              Prior years' results have been restated to reflect the results of the reverse stock split, which includes the common stock and additional paid-in capital captions on the balance sheet as well as the shares used in computing earnings per share.

4.   Restructuring and Other Charges

              During 2001, the Company recorded a restructuring charge of $409,000 in connection with severance costs to downsize the Company's employment roles and eliminate office space. For the year ended December 31, 2002, the Company made payments totaling $386,000 and reversed $23,000 that the Company deemed unnecessary for the purposes of the 2001 plan.

5.   Receivables

              December 31,                                          2003          2002
              ------------------------------------------- ----------------- -----------------
              Billed receivables                               $ 3,013,000       $ 5,701,000
              Unbilled receivables                                 930,000         2,235,000
                                                          ----------------- -----------------
                                                               $ 3,943,000       $ 7,936,000
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

              For the years ended December 31, 2003, 2002 and 2001, the Company recorded bad debt expense of $477,000, $255,000 and $648,000, and write-offs of $687,000, $470,000, and $1,293,000. The increase in activity from 2002 to 2003 is primarily attributable to the reserve of license and service revenues related to one customer.

6.   Property and Equipment

                                                                                 December 31,
                                                        Useful Life          2003                2002
                                                        -----------          ----                ----
             Computers and related
                equipment                                   3               $ 3,484,000       $ 3,564,000
             Furniture and fixtures                         10                  470,000           470,000
             Leasehold improvements                     Lease term              111,000           111,000
             Office equipment                              3-7                  843,000           633,000
                                                                         ---------------- -----------------
                                                                              4,908,000         4,778,000
             Less:  Accumulated
                depreciation and amortization                                (4,399,000)       (4,192,000)
                                                                         ---------------- -----------------
                                                                            $   509,000       $   586,000
                                                                         ================ =================

              Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 was $310,000, $425,000 and $769,000, respectively.

              In 2002 and 2003, the Company acquired the equipment under capital leases, which had a gross asset value of $988,000. The equipment is included in computers and related equipment.

7.   Capitalized Software Development Costs

                                                                       Remaining
                                                                  Weighted Average
              December 31,                                               Life                2003                  2002
              -------------                                              ----                ----                  ----
              Capitalized software development costs                    1.68                $ 4,984,000        $ 4,505,000
              Less:  Accumulated amortization                                                (3,755,000)        (3,156,000)
                                                                                      -------------------------------------
                                                                                            $ 1,229,000        $ 1,349,000
                                                                                      =====================================

              The Company capitalized software development costs for the years ended December 31, 2003, 2002 and 2001 of $479,000, $807,000 and $600,000,
     respectively. Amortization of software development costs for the years ended December 31, 2003, 2002 and 2001 was $599,000, $870,000 and $800,000,
     respectively.

              Estimated amortization for the next five years is as follows:

                           2004             $         618,000
                           2005                       441,000
                           2006                       161,000
                           2007                        29,000
                           2008                             -
                                                 ------------------
                                            $       1,249,000
                                                 ==================

8.   Other Assets

                  December 31,                                                 2003          2002
             ---------------------------------------------------------------------------------------------
             Cash surrender value of life insurance policies           $           -  $    574,000
             Security deposit                                                 34,000        40,000
                                                                       ----------------------------------
                                                                       $      34,000  $    614,000
                                                                       ==================================

              As of January 1, 2003, the Company ceased making premium payments on behalf of the Chief Executive Officer for split-dollar life insurance. In October 2003, the Company terminated this policy and received payment for the cash surrender value of the policy in the amount of $632,000.

9.   Accounts Payable and Accrued Expenses

                  December 31,                                               2003                2002
             ---------------------------------------------------------------------------------------------
             Accounts payable                                        $       656,000           $  926,000
             Accrued compensation and related benefits                     1,029,000            1,409,000
             Income taxes payable                                            153,000              153,000
             Accrued professional services                                   241,000              175,000
             Sales and payroll taxes                                         298,000              228,000
             Other accrued liabilities                                       626,000              527,000
                                                                  ---------------------------------------
                                                                         $ 3,003,000          $ 3,418,000
                                                                  =======================================

10.  Income Taxes

              The provision (benefit) for income taxes is as follows:

             Years ended December 31,                            2003                 2002                 2001
             -----------------------------------------------------------------------------------------------------------
             Current:
                 Federal                                  $               -    $               -    $      (170,000)
                 State                                                    -                    -                  -
                 Foreign                                                  -                    -                  -
                                                          -------------------- -------------------- --------------------
                                                                          -                    -           (170,000)
             Deferred:
                 Federal                                                  -               200,000           170,000
                                                          -------------------- -------------------- --------------------
                                                          $               -    $          200,000   $             -
                                                          ==================== ==================== ====================

              The approximate income tax effect of each type of temporary difference is as follows:

              December 31,                                                  2003               2002
              -------------------------------------------------------- ---------------- -------------------
              Deferred income tax assets:
                  Revenue recognition                                     $    20,000        $    27,000
                  Accruals and reserves not
                      currently deductible for tax                            313,000            461,000
                  Benefit of net operating loss carryforward                5,377,000          3,693,000
                  Depreciation                                                 94,000            119,000
                  Alternative minimum tax                                     370,000            370,000
                  Capital loss carryforward                                    10,000             10,000
                                                                       -----------------------------------
                                                                            6,184,000          4,680,000
              Deferred income tax liabilities:
                  Capitalized software development costs                     (455,000)         (499,000)
                                                                       -----------------------------------
                                                                            5,729,000          4,181,000
                  Valuation reserve                                        (5,729,000)        (4,181,000)
                                                                       -----------------------------------
                  Net deferred income tax asset                           $         -        $         -
                                                                       ===================================

              In 2003 and 2002, the Company provided a valuation allowance for all of its net deferred tax asset based on the uncertainty of the realization of future taxable income.

              In the years ended December 31, 2003 and 2001, there were no income taxes owed, due to the Company's loss position. During 2002, the Company increased its valuation allowance to fully offset its deferred tax asset of $200,000.

              The Company has a tax holiday in Israel which expires in 2005. The net impact on 2002 and 2001 of the tax holiday was a decrease in net loss and net loss per share by $100,193, $172,938 and $0.01 and $0.01, respectively. In 2003, the Israeli subsidiary sustained a net loss of $54,243.

              As of December 31, 2003, the Company had a net operating loss carryforward for United States federal income tax purposes of approximately $23,600,000. Included in the aggregate net operating loss carryforward is $7,761,000 of tax deductions related to equity transactions, the benefit of which will be credited to stockholders' equity, if and when realized after the other tax deductions in the carryforwards have been realized. The net operating loss carryforward begins to expire in 2016.

              The Company does not provide for federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. At December 31, 2003, the Company had not provided federal income taxes on cumulative earnings of individual international subsidiaries of $1,244,000. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions. Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. As noted above, the Company has significant net operating loss carryforwards for U.S. federal income taxes purposes which are available to offset the potential tax liability if the earnings were to be distributed.

              The extent to which the loss carryforward can be used to offset future taxable income and tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period.

11.  Commitments and Contingencies

              The Company leases facilities and equipment under noncancelable operating leases.Rent expense under all operating leases for the years ended December 31, 2003, 2002 and 2001 was $867,000, $970,000 and
     $1,002,000, respectively.

              Future minimum lease payments under the Company's leases as of December 31, 2003 are as follows:

                                                    Operating Leases
              2004                                  $       858,000
              2005                                          622,000
              2006                                          505,000
              2007                                          497,000
              2008                                          499,000
              Thereafter                                    424,000
                                                   ---------------------
              Total minimum lease payments              $ 3,405,000
                                                   =====================

              On September 11, 2002, $300,000 of cash was pledged as collateral on an outstanding letter of credit related to a lease obligation and was classified as restricted cash on the balance sheet. The certificate of deposit, which represents the collateral on the letter of credit, automatically renews every six months. The letter of credit is due to expire in February 2009.

              The Company is from time to time involved in certain legal actions and customer disputes arising in the ordinary course of business. In the Company's opinion, the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

12.  Profit Sharing Plan/Savings Plan

              The Company maintains a voluntary profit sharing plan, including a
     Section 401(k) feature, covering all qualified and eligible employees. Company contributions to the profit sharing plan are determined at the discretion of the Board of Directors. The Company matches 25% of eligible employees' contributions to the 401(k) plan up to a maximum of 1.5% of each employee's compensation. The Company contributed approximately $61,000, $57,000 and $33,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

13.  Equity Plans

     Stock Option Plans

              The Company has Stock Option Plans (the "Plans") under which incentive and non-qualified stock options may be granted to its employees, officers, directors and others. Generally, incentive stock options are granted at fair value, become exercisable over a four-year period, and are subject to the employee's continued employment. Non-qualified options are granted at exercise prices determined by the Board of Directors and vest over varying periods. A summary of the status of the Company's stock options as of December 31, 2003, 2002 and 2001 and changes during the years then ended is as follows:

                                                                                                     OPTIONS
                                                                 OPTIONS OUTSTANDING               EXERCISABLE
                                                                 -------------------               -----------
                                             Shares                           Wtd. Avg.                       Wtd. Avg.
                                             Available                        Exercise                        Exercise
                                           for Grant           Shares           Price            Shares         Price
                                         ---------------------------------------------------------------------------------
    Balance, January 1, 2001                     368,000          230,000          $13.79        55,000           $23.13
       Granted at market                        (150,000)         150,000
       Cancelled                                  35,000          (35,000)
       Expired                                    (3,000)               -
                                         ---------------------------------------------------------------------------------
    Balance, December 31, 2001                   250,000          345,000          $ 8.38         101,000          $10.78
       Granted at market                        (174,000)         174,000
       Cancelled                                  72,000          (72,000)
       Expired                                    (1,000)               -               -
                                         ---------------------------------------------------------------------------------

    Balance, December 31, 2002                   147,000          447,000          $ 6.24        138,000          $8.96
       Granted at market                        (127,000)         127,000
       Cancelled                                  96,000          (96,000)
                                         ---------------------------------------------------------------------------------
    Balance, December 31, 2003                   116,000          478,000          $ 6.05        213,000          $7.91
                                         =================================================================================

              The following table summarizes information about stock options outstanding at December 31, 2003:

                                              OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                 ----------------------------------------------------    --------------------------------
                                                    Weighted
                                                     Average
              Range of                              Remaining          Weighted                           Weighted
              Exercise              Number         Contract            Average             Number          Average
            Prices               Outstanding     Life (Years)       Exercise Price       Exercisable   Exercise Price
            ------               -----------     ------------       --------------       -----------   --------------
        $ 2.75    -    $  4.85        348,000        6.99                 $ 3.99          125,000            $ 4.38
        $ 5.31    -    $  8.45         80,000        6.56                 $ 7.15           51,000            $ 7.43
       $ 12.50    -    $ 31.25         41,000        4.51                 $ 21.26          37,000            $ 20.29
       --------         -------        ------                                              ------
        $ 2.75    -    $ 31.25        478,000        6.70                 $ 6.05          213,000            $ 7.91

     Employee Stock Purchase Plan

              In May 1995, the Company adopted an employee stock purchase plan (the "ESPP") which allows full-time employees with one year of service the opportunity to purchase shares of the Company's common stock through payroll deductions at the end of bi-annual purchase periods. The purchase price is the lower of 85% of the average market price on the first or last day of the purchase periods. An employee may purchase up to a maximum of 100 shares or 10% of the employee's base salary, whichever is less, provided that the employee's ownership of the Company's stock is less than 5% as defined in the ESPP. Pursuant to the ESPP, 50,000 shares of common stock were reserved for issuance. During 2003, 2002 and 2001, shares purchased were 1,100, 1,200 and 1,629, respectively. At December 31, 2003, there were 30,021 shares available for future purchases.

14.  Related Party Transactions

              In 2002 and 2001, the Company paid premiums on behalf of the majority stockholder and his wife of $69,600 under split dollar life insurance policies. During 2003, the Company terminated these policies and received $632,000 on the cash surrender value of the policies.

              In November 2001, the Company entered into a five year development and license agreement with a third party owned in part by a Director of the Company. The agreement requires the third party to design, develop and deliver a product to be re-sold by the Company in exchange for a royalty fee. In accordance with the agreement, the Company paid royalty fees totaling $22,500, $37,500 and $7,500 in 2003, 2002 and 2001, respectively.
     During 2003, the owner of the third party terminated his relationship with the Company as a Director and was engaged as a sales consultant. In this capacity, the Company made payments totaling $17,000 in 2003. In January 2004, this relationship was terminated.

15.  Geographic Segment Data

              The Company operates in one business segment. The following table presents information about the Company's operations by geographic area:

    Year ended December 31,                                           2003                2002                 2001
    -------------------------------------------------------------------------------------------------------------------
    Revenues:
         Software license fees
              United States
                    Domestic                                $     1,151,000    $       4,296,000     $      3,470,000
                    Export                                                -               72,000              209,000
                                                         --------------------------------------------------------------
                         Total United States
                             software license fees                1,151,000            4,368,000            3,679,000

              Europe                                                337,000            1,151,000            1,625,000
              Other foreign                                         447,000              985,000            1,080,000
                                                         --------------------------------------------------------------
                         Total foreign software
                             license fees                           784,000            2,136,000            2,705,000
                                                         --------------------------------------------------------------
                         Total software license fees              1,935,000            6,504,000            6,384,000

         Services and maintenance
              United States
                    Domestic                                      6,239,000            7,037,000            7,700,000
                    Export                                        1,140,000              252,000              351,000
                                                         --------------------------------------------------------------
                          Total United States
                              service and
                              maintenance revenue                 7,379,000            7,289,000            8,051,000
                                                         --------------------------------------------------------------

              Europe                                              2,300,000            2,126,000            2,104,000
              Other foreign                                       1,227,000              879,000              818,000
                                                         --------------------------------------------------------------
                          Total foreign service and
                              maintenance revenue                 3,527,000            3,005,000            2,922,000
                                                         --------------------------------------------------------------
                          Total service and
                              maintenance revenue                10,906,000           10,294,000           10,973,000
                                                         --------------------------------------------------------------
                              Total revenue                 $    12,841,000    $      16,798,000     $     17,357,000
                                                         ==============================================================

         Loss from continuing operations
              United States                                 $    (3,757,000)   $      (1,332,000)    $      1,748,000
              Europe                                             (1,361,000)            (454,000)            (908,000)

              Other foreign                                        (411,000)             458,000            1,134,000
                                                         --------------------------------------------------------------
                    Total loss from
                       continuing operations                $    (5,529,000)   $      (1,328,000)    $     (1,522,000)
                                                         ==============================================================

         Identifiable assets
              United States                                 $     6,493,000    $      11,786,000     $     13,274,000
              Europe                                              2,404,000            2,753,000            3,240,000
              Other foreign                                       1,199,000            1,904,000            1,501,000
                                                         --------------------------------------------------------------
                    Total assets                            $    10,096,000    $      16,443,000     $     18,015,000
                                                         ==============================================================


16.  Selected Consolidated Quarterly Financial Data (Unaudited)

    2003 Quarter Ended                                Dec 31,            Sep 30,             Jun 30,            Mar 31,
    --------------------------------------------------------------------------------------------------------------------
    Revenues                                       $2,871,000         $2,844,000         $ 3,138,000        $ 3,988,000
    Gross profit                                      755,000            983,000           1,127,000          2,114,000
    Net loss                                       (1,979,000)        (1,580,000)         (1,503,000)          (467,000)

    Basic and diluted net loss per share                (0.68)             (0.54)              (0.51)             (0.16)

    Shares used in computing basic
      and diluted net loss per share
      (in thousands)                                    2,922              2,922               2,921              2,921


    2002 Quarter Ended                                Dec 31,            Sep 30,             Jun 30,            Mar 31,
    --------------------------------------------------------------------------------------------------------------------
    Revenues                                      $ 4,697,000        $ 4,846,000         $ 3,302,000        $ 3,953,000
    Gross profit                                    2,975,000          2,875,000           1,295,000          2,046,000
    Net income (loss)                                 299,000            229,000          (1,562,000)          (294,000)

    Basic and diluted net income (loss)                  0.10               0.08               (0.53)             (0.10)
      per share

    Shares used in computing basic
      and diluted net income (loss)
      per share (in thousands)                          2,921              2,921               2,920              2,920


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2003, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

         There were no changes that occurred during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The Directors and the executive officers of the Company, their ages, business experience and the positions currently held by each such person with the Company are listed below.

         Zack B. Bergreen, 58, founded the Company in November 1979. From November 1979 to January 1998, he served as President, Treasurer and Director of the Company. In April 1995, he was elected Chief Executive Officer and Chairman of the Board of Directors. From January 1998 through August 1999 Mr. Bergreen served as Chairman of the Board and Chief Executive Officer. Mr. Bergreen has served as Chairman of the Board since August 1999, when Bruce R. Rusch was elected President and Chief Executive Officer. Following the resignation of Mr. Rusch on May 30, 2000, Mr. Bergreen resumed the positions of President and Chief Executive Officer, and on June 27, 2000, was elected as Secretary. Mr. Bergreen holds Bachelor of Science and Master of Science degrees in Electrical Engineering from the University of Maryland.

         Adrian A. Peters, 54, joined the Company's Board of Directors in June 2000 and is a member of the Audit Committee. He is the President and founder of Tellstone (previously Boston Partners), a firm that specializes in providing strategic advice to high-tech firms. From 1986 through 1995, he held various positions as President and CEO of Siemens AG companies. Prior to that he held senior positions at Federale, an investment firm, Arthur Andersen Consulting and IBM. Mr. Peters studied science and engineering at the University of Stellenbosch in South Africa as well as management at Harvard Business School.

         Thomas J. Reilly, Jr., 64, joined Astea's Board in September 2003. He is also Chairman of the Audit Committee. A thirty-one year veteran of Arthur Andersen, he brings extensive experience auditing both public and private corporations in the manufacturing, professional services, construction and distribution industries to the Company. He was partner in charge of the Philadelphia Audit Division of Arthur Andersen for seven years and participated in Quality Control reviews of several U.S. and International offices before retiring in 1996.

         Eric Siegel, 47, joined the Astea Board of Directors in September 2002. In 1983, he founded Siegel Management Company, a strategy consulting and investment banking advisory for a diverse client base, principally middle market firms. His expertise and experience has been utilized by growth companies, public market and acquisition candidates, industry consolidators and turnarounds alike. He also serves on the Board of NCO Group (NASDAQ: NCOG) and PSCInfoGroup. An established author, he has been a lecturer in management at the Wharton School for over twenty years. Mr. Siegel is a magna cum laude graduate of the University of Pennsylvania and received an MBA from the Wharton School with honors.

         Rick Etskovitz, 49, joined the Company in June 2000 when he was elected Chief Financial Officer and Treasurer. He is a certified public accountant and shareholder of a local accounting firm. From 1986 through 1993, he worked with the Company as the engagement partner with its independent accounting firm. Mr. Etskovitz received his Bachelor of Science degree from the Pennsylvania State University in 1976 and his Masters of Business Administration Degree from the Wharton Graduate School at the University of Pennsylvania in 1980.

         John Tobin, 38, joined the Company in June 2000 and serves as Vice President and General Counsel. Mr. Tobin is responsible for handling the legal affairs of the Company, along with various corporate development and business development initiatives. Prior to joining Astea, John worked at the Philadelphia law firms of Pepper Hamilton and Wolf Block, specializing in corporate transactions and intellectual property. Prior to returning to the Philadelphia area in 1998, he worked as a corporate and entertainment lawyer in Los Angeles, specializing in motion picture, television and music transactions and licensing, most recently with PolyGram Filmed Entertainment. Mr. Tobin holds a B.S. in Economics from the Wharton School of the University of Pennsylvania in 1987, and received his law degree from the University Of Pennsylvania in 1992.

         Kenneth Roy, 44, Vice President of Sales, is chartered with leading the Company's sales operations to drive revenue and market share. A seasoned and successful sales executive with over 17 years' experience, Ken has directed and developed multiple sales organizations focused on value-based selling within the manufacturing and supply chain domains. Most recently, Ken came from PTC where he was responsible for global accounts in the Aerospace and Defense sector. Prior to that, Ken was a Regional V.P. for VerticalNet Solutions where he led the sales force and architected their go to market strategy. He has also served as a global account manager at Oracle and has enjoyed successful achievements at Sybase and Lotus Development Corp. He is a graduate of Eastern College and a veteran of the Marine Corps.

         Marikit Klein-Smith, 37, brings to Astea over 14 years of experience in high-tech marketing, with progressive management experience at leading enterprise software and service companies including eOnline, SAP America and Deloitte Consulting. She is responsible for the Company's branding initiatives and oversees product marketing, lead generation, PR and analyst relation efforts. At eOnline, Inc., Marikit supported the company's start-up growth as Vice President of Marketing Communications. She was a member of the executive management team, established the company's branding and marketing communications programs, participated in its IPO as well as international expansion process, and provided internal communications strategies for an acquisition. She has held marketing management positions at SAP America and Deloitte Consulting with North American and Global responsibilities. Marikit holds a Bachelor of Science in Economics from Ursinus College.

         Sami Quazi, 36, is responsible for managing the North American consulting services and staff at Astea. He brings to Astea extensive experience in leading large software development and support teams. He has worked in various management roles managing multiple projects across multiple verticals, while maintaining P&L responsibility, strategic planning, employee management, hiring, solution design, software development, software and IT support, training, and management consulting. He is technology agnostic and client centric in his approach. Sami graduated from the University of Pennsylvania with a BA and an MA in Philosophy.

         Mark L. Kent, 52, is responsible for growing Astea's business in the European, middle Eastern and African ("EMEA") regions. He brings tremendous drive, energy and substantial operational and commercial experience to Astea, having run a variety of UK/EMEA operations as either CEO, Managing Director or General Manager for Information Builders inc., Bachman Information Systems Inc., Bluestone Software/HP, Aonix Europe/THALES and eGrail Inc./FILENET. More recently he has acted as an advising and business consultant to a variety of Venture Capital firms and "angel" investors, assisting them in the restructure of data management/database vendors, real-time data management providers and multi-media/telecommunications enterprises. Mark is a qualified Accountant and studied business and computer management at Southampton University.

         Paul Buzby, 46, is responsible for growing Astea International's overall Asia Pacific business with direct responsibility for sales, service, marketing, finance and administrative teams. Paul brings to Astea his extensive sales experience in the IT industry in Australia, having previously held senior sales executive positions at Onyx, Saleslogix, Sun Microsystems and Computer Associates. The Philadelphia native has been living in Australia for the last 18 years. He holds a BS in Mechanical Engineering and a MS in Electrical Engineering, both from Drexel University.

         Danny Klein, 44, is Vice President of Development. Mr. Klein is responsible for managing the development center in Israel which brings to market value-driven solutions. In this capacity, he executes new product lines and provides second-level support to Astea offices and customers all over the world. He is also chartered with enhancing the company's technology infrastructure. With over 20 years of experience managing the development of market-leading software, Danny comes to Astea with a strong background in programming and development methodologies. Previously, he was a software development and project manager at MLL Jerusalem, a service bureau for banking software solutions. During his tenure, Danny managed the development of financial applications. He also led the company's technology upgrade to rapid application development tools to meet the needs for rapid innovation, scalability and security required in the industry. Prior to MLL, he managed various systems in the Israeli Defense Forces
(IDF). Danny holds a Bachelors degree in computer programming from C.E.I.E. Institute and a degree in senior business management from the University of Haifa.

         Section 16(a) of the Exchange Act requires the Company's Directors, executive officers and holders of more than 10% of the Company's Common Stock (collectively, "Reporting Persons") to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Such persons are required by regulations of the Commission to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the fiscal year ended December 31, 2003 and written representations from certain Reporting Persons, the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended December 31, 2003.

         The Company's audit committee includes Adrian A. Peters, Eric Siegel and Thomas J. Reilly, Jr. Thomas J. Reilly, Jr. serves as the audit committee's financial expert. In this capacity, Mr. Reilly is independent, pursuant to
Section 10A(m)(3) of the Exchange Act.

         The Company has adopted the Code of Ethics for Chief Executive and Senior Financial Officers ("Code of Ethics"), which the Chief Executive Officer, Chief Financial Officer and Controller of the Company are expected to comply. The Code of Ethics is a supplement to the company-wide Code of Conduct and is available in print upon request. If any substantive amendments are made to the Code of Ethics or if there is a grant of a waiver, including any implicit waiver, from a provision of the code to the Company's Chief Executive Officer, Chief Financial Officer or Controller, the Company will disclose the nature of such amendment or waiver on the Company's website or in a report on Form 8-K.

Item 11. Executive Compensation.

     The following table sets forth information concerning the compensation for services in all capacities to the Company for the fiscal years ended December 31, 2003, 2002, and 2001, of the following persons (i) each person who served as Chief Executive Officer during the year ended December 31, 2003, and (ii) four other executive officers of the Company in office at December 31, 2003 who earned more than $100,000 in salary and bonus in fiscal 2003 (collectively, the "Named Executive Officers").

                                               SUMMARY COMPENSATION TABLE


                                                   Annual Compensation                 Long-Term
                                                                                      Compensation
                                        -------------------------------------------   ------------
                                                                                       Securities
                                                                                      Underlying
                                                                                        Options         All Other
       Name and Principal Position         Year        Salary ($)     Bonus ($)      (# of shares)   Compensation ($)
       ---------------------------         -----       -----------    ----------     -------------   ----------------
 Zack B. Bergreen                           2003        $   210,000             --                --                 --
 Chairman of the Board and Chief            2002            130,000             --                --            69,600 (2)
     Executive Officer                      2001            130,000             --       400,000 (1)            69,600 (2)

 Rick Etskovitz                             2003        $   129,525             --        10,000 (3)                 --
 Chief Financial Officer                    2002            127,050             --        10,000 (3)                 --
                                            2001            119,160             --         5,000 (3)                 --

 John Tobin (5)                             2003        $   150,306             --        10,000 (3)                 --
 Vice President and General Counsel         2002            151,033 (4)         --        10,000 (3)                 --
                                            2001            126,895 (4)         --         5,000 (3)                 --

 Ken Roy (6)                                2003        $    15,865             --        35,000 (4)                 --
 Vice President, North American Sales

 Marikit Klein-Smith (7)                    2003        $    90,192        $ 9,700        10,000 (4)                 --
 Vice President, Marketing

(1) Represents options to purchase shares of Common Stock, which was awarded as compensation for a decrease taken in salary.
(2) Includes premiums for term, split-dollar life insurance paid by the Company on behalf of the Named Executive Officer.
(3) Represents options to purchase shares of Common Stock, which was awarded based on merit.
(4)  Compensation paid to Coleman Legal, a third party legal services provider.
(5)  Hired as employee effective January 1, 2003.
(6)  Ken Roy joined Astea in November 2003.
(7)  Marikit Klein-Smith joined Astea in March 2003.

Option Grants in Last Fiscal Year

     The following table sets forth each grant of stock options made during the year ended December 31, 2003 to each of the Named Executive Officers:

                                                                          Individual Grants
                                                                          -----------------
                                               Percent of
                                                 Total                                      Potential Realizable Value at
                               Number of        Options                                                Assumed
                               Securities      Granted to                                     Annual Rates of Stock Price
                               Underlying      Employees      Exercise                           Appreciation for Option
                                Options        In Fiscal       Price     Expiration                     Terms(2)
 Name                         Granted (#)        Year       ($/Share)(1)    Date                5%($)           10%($)
 ----                         -----------        ------     ------------    ----                -----           ------
 Rick Etskovitz                    10,000(3)          9%       $3.34       11/12/2013           $54,405         $86,631

 John Tobin                        10,000(3)          9%       $3.34       11/12/2013           $54,405         $86,631

 Ken Roy                           35,000(3)         30%       $3.34       11/12/2013          $190,418        $303,208

 Marikit Klein-Smith               10,000(3)          9%       $2.90       03/27/2013           $47,238         $75,219


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

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

         The following table sets forth, for each of the Named Executive Officers, information with respect to the exercise of stock options during the year ended December 31, 2003 and the year-end value of unexercised options:

                                                                                   Value of Unexercised
                               Shares                  Numbers of Unexercised      In-the-Money Options
                            Acquired on     Value       Options at Year End            at Year End
               Name          Exercise(#)  Realized($)  Exercisable/Unexercisable Exercisable/Unexercisable
               ----          -----------  -----------  ------------------------- -------------------------
      Zack B. Bergreen           --           --            40,000/40,000                   --

      Rick Etskovitz             --           --            8,750/21,250                    --

      John Tobin                 --           --            10,000/20,000                   --

      Ken Roy                    --           --             --/35,000                      --

      Marikit Klein-Smith        --           --             -- /10,000                 --/$29,000


Employment Agreements and Severance Arrangements with Executive Officers

         The Company has not entered into employment agreements with any of its current Executive Officers.

Board Interlocks and Insider Participation

         No executive officer of the Company served as a member of the Board of Directors, compensation committee, or other committee performing equivalent functions, of another entity one of whose executive officers served as a Director of the Company. Other than Mr. Bergreen, no person who served as a member of the Board was, during the fiscal year ended December 31, 2003, simultaneously an officer, employee or consultant of the Company or any of its subsidiaries. Mr. Bergreen did not participate in any Company determination of his own personal compensation matters.

Compensation of Directors

          Directors who are not employees of the Company receive a $5,000 annual retainer and a fee of $1,500 for attendance at each regular and special meeting of the Board of Directors, and are also reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings. Non-Employee Directors may elect to receive, in lieu of the foregoing cash compensation, unrestricted shares of Common Stock of the Company. Shares of Common Stock in lieu of cash compensation are acquired at the fair market value of the Common Stock on the last day of the calendar quarter during which the cash compensation was earned and foregone. Non-employee Directors are also eligible to receive annual stock option grants under the Company's 1995 Non-Employee Director Stock Option Plan. Directors who are employees are not compensated for their service on the Board of Directors or any committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth as of March 5, 2004: (i) the name of each person who, to the knowledge of the Company, owned beneficially more than 5% of the shares of Common Stock of the Company outstanding at such date; (ii) the name of each Director; and (iii) the name of each current executive officer of the Company. The following table also sets forth as of March 5, 2004 the number of shares owned by each of such persons and the percentage of the outstanding shares represented thereby, and also sets forth such information for Directors, nominees and executive officers as a group.

 Name and Address Of Beneficial Owner                       Amount of Ownership(1)    Percent of Class(2)
-------------------------------------                       ----------------------    -------------------
 Zack B. Bergreen(3)                                                  1,398,000              47.2%
     c/o Astea International
     240 Gibraltar Road
    Horsham, Pennsylvania 19044

 Adrian Peters (4)                                                        8,500                *

 Eric Siegel                                                              4,700                *

 Thomas J. Reilly, Jr.                                                    1,000                *

 Rick Etskovitz (5)                                                      16,500                *

 John Tobin (6)                                                          13,750                *

 Ken Roy                                                                      0                *

 Marikit Klein-Smith                                                      2,500                *

 Leviticus Partners, L.P.                                               224,920              7.7%

 All current directors, nominees and executive officers               1,444,950              47.5%
 as a group (8 persons)(1)-(8)

*    Less than 1% of the outstanding shares of Common Stock.
(1) Except as noted in the footnotes to this table, each person or entity named in the table has sole voting and investment power with respect to all shares of Common Stock owned, based upon information provided to the Company by Directors, officers and principal stockholders. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission") and includes voting and investment power with respect to shares of Common Stock subject to options currently exercisable or exercisable within 60 days after the Record Date ("presently exercisable stock options").
(2) Applicable percentage of ownership as of the Record Date is based upon 2,921,901 shares of Common Stock outstanding as of that date. Beneficial ownership is determined in accordance with the rules of the Commission and includes voting and investment power with respect to shares. Presently exercisable stock options are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.
(3) Includes 1,093,203 shares of Common Stock held by trusts of which Mr. Bergreen and his wife are the only trustees, 209,192 shares held by trusts with independent trustees, and 55,803 shares of Common Stock held by a family limited partnership of which Mr. Bergreen is the sole general partner. Also included are 40,000 options, all of which are currently exercisable.
(4) Board Of Directors. Represents options to purchase 8,500 shares, all of which are currently exercisable.
(5) Chief Financial Officer. Represents 4,000 shares of common stock and also options to purchase 12,500 shares, 8,750 of which are currently exercisable, and 3,750 of which shall become exercisable within the next 60 days.
(6) Vice President and General Counsel. Represents options to purchase 13,750 shares, 10,000 of which are currently exercisable and 3,750 of which shall become exercisable within the next 60 days.

Item 13. Certain Relationships and Related Transactions.

Over the years, the Company has paid premiums on behalf of the majority stockholder and his wife under split dollar life insurance policies. During 2003, the Company terminated these policies and received $632,000 on the cash surrender value of the policies.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by BDO Seidman, LLP for the audit of the Company's consolidated financial statements for the years ended December 31, 2003 and 2002, and fees billed for other services rendered by BDO Seidman, LLP during those periods:

                                                              2003                  2002
                                                        -----------------      ----------------
              Audit Fees (1)                              $   145,500            $  127,800
              Audit-related Fees (2)                            9,000                 8,000
              Tax Fees (3)                                     62,200                67,900
              All Other Fees (4)                                    -                      -
                                                        -----------------      ----------------

              Total (5)                                   $   216,700            $  203,700
                                                        =================      ================

(1) Audit fees consisted of fees for professional services performed by BDO Seidman, LLP for the audit of the Company's annual consolidated financial statements and review of consolidated financial statements included in the Company's 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.
(2) Audit-related fees consisted of fees for assurance and related services performed by BDO Seidman, LLP. This includes employee benefit plan audit and consulting on financial accounting and reporting standards.
(3) Tax fees consisted of fees for tax compliance, tax advice and tax planning. (4) All other fees include fees for services not included in the other three categories. (5) The Audit Committee pre-approved 100% of the fees for 2003.

                                     PART IV


Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)(1)(A) Consolidated Financial Statements.
               i)   Consolidated Balance Sheets at December 31, 2003 and 2002
               ii) Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001
               iii) Consolidated  Statements  of  Stockholders'  Equity  for the
                    years ended December 31, 2003, 2002, and 2001
               iv) Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001
               v)   Notes to the Consolidated Financial Statements

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

         (a)(3)    List of Exhibits.

         The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K:

         Exhibit No.   Description

            2.1 Stock Purchase Agreement, dated August 14, 1998, among the Company, Ixchange Technology Holdings Limited, Network Data, Inc., Bendata, Inc., Bendata (Europe) Limited LLC, and Bendata Holding, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 4, 1998).
            2.2 Stock Purchase Agreement, dated December 31, 1998, among the Company, Network Data, Inc. and Industri-Matematik International Corporation (Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 31, 1998).
            3(i).1 Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, as amended (File No. 33-92778)).
            3(ii).1 By-Laws of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, as amended (File No. 33-92778)).
            3.2* Certificate of Amendment of Certificate of Incorporation of the Company.
            4.1 Specimen certificate representing the Common Stock (Incorporated herein by Reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, as amended (File No. 33-92778)).

            10.1        1994 Amended Stock Option Plan (Incorporated herein by
                        reference to Exhibit 10.1 to the Company's Registration
                        Statement on Form S-1, as amended (File No. 33-92778)).
            10.2        Form of Non-Qualified Stock Option Agreement under the
                        1994 Amended Stock Option Plan (Incorporated herein by
                        reference to Exhibit 10.2 to the Company's Registration
                        Statement on Form S-1, as amended (File No. 33-92778)).
            10.3        Form of Incentive Stock Option Agreement under the 1994
                        Amended Stock Option Plan (Incorporated herein by
                        reference to Exhibit 10.3 to the Company's Registration
                        Statement on Form S-1, as amended (File No. 33-92778)).
            10.4        1991 Amended Non-Qualified Stock Option Plan
                        (Incorporated herein by reference to Exhibit 10.4 to the
                        Company's Registration Statement on Form S-1, as amended
                        (File No. 33-92778)).
            10.5        Form of Non-Qualified Stock Option Agreement under the
                        1991 Amended Non- Qualified Stock Option Plan
                        (Incorporated herein by reference to Exhibit 10.5 to the
                        Company's Registration Statement on Form S-1, as amended
                        (File No. 33-92778)).
            10.6        1995 Employee Stock Purchase Plan (Incorporated herein
                        by reference to Exhibit 10.6 to the Company's
                        Registration Statement on Form S-1, as amended (File No.
                        33-92778)).
            10.7        Amendment No. 1 to 1995 Employee Stock Purchase Plan
                        (Incorporated herein by reference to Exhibit 10.2 to the
                        Company's Quarterly Report on Form 10-Q for the fiscal
                        quarter ended September 30, 1997).
            10.8        1995 Employee Stock Purchase Plan
                        Enrollment/Authorization Form (Incorporated herein by
                        reference to Exhibit 4.7 to the Company's Registration
                        Statement on Form S-8, filed on September 19, 1995 (File
                        No. 33-97064)).
            10.9        Amended and Restated 1995 Non-Employee Director Stock
                        Option Plan (Incorporated herein by reference to Exhibit
                        10.9 to the Company's Annual Report on Form 10-K for the
                        year ended December 31, 1997).
            10.10       Form of Non-Qualified Stock Option Agreement under the
                        1995 Non-Employee Director Stock Option Plan
                        (Incorporated herein by reference to Exhibit 4.5 to the
                        Company's Registration Statement on Form S-8, filed on
                        September 19, 1995 (File No. 33-97064)).
            10.11       1997 Stock Option Plan (Incorporated herein by reference
                        to Exhibit 10.10 to the Company's Annual Report on Form
                        10-K for the fiscal year ended December 31, 1996).
            10.12       Form of Non-Qualified Stock Option Agreement under the
                        1997 Stock Option Plan. (Incorporated herein by
                        reference to Exhibit 10.11 to the Company's Annual
                        Report on Form 10-K for the fiscal year ended December
                        31, 1996).
            10.13       Form of Incentive Stock Option Agreement under the 1997
                        Stock Option Plan (Incorporated herein by reference to
                        Exhibit 10.12 to the Company's Annual Report on Form
                        10-K for the fiscal year ended December 31, 1996).
            10.14       1998 Stock Option Plan (Incorporated herein by reference
                        to Exhibit 10.14 to the Company's Annual Report on Form
                        10-K for the year ended December 31, 1997).
            10.15       Form of Non-Qualified Stock Option Agreement under the
                        1998 Stock Option Plan. (Incorporated herein by
                        reference to Exhibit 10.15 to the Company's Annual
                        Report on Form 10-K for the year ended December 31,
                        1997).
            10.16       Form of Incentive Stock Option Agreement under the 1998
                        Stock Option Plan. (Incorporated herein by reference to
                        Exhibit 10.16 to the Company's Annual Report on Form
                        10-K for the year ended December 31, 1997).
            10.17       Loan and Security Agreement, dated August 1, 1999,
                        between the Company and Silicon Valley Bank
                        (Incorporated herein by reference to Exhibit 10.1 to the
                        Company's Quarterly Report on Form 10-Q for the fiscal
                        quarter ended September 30, 1999).
            10.20       Modification Agreement dated April 30, 1998 by and among
                        the Company, PNC Bank, National Association and PNC
                        Leasing Corp. (Incorporated herein by reference to
                        Exhibit 10.1 to the Company's Quarterly Report on Form
                        10-Q for the quarter ended March 31, 1998).
            10.22       Letter to John G. Phillips regarding severance terms
                        (Incorporated herein by reference to Exhibit 10.22 to
                        the Company's Annual Report on Form 10-K for the year
                        ended December 31, 1999).
            10.23       Letter to Bruce R. Rusch regarding employment terms.
                        (Incorporated herein by reference to Exhibit 10.1 to the
                        Company's Quarterly Report on Form 10-Q for the quarter
                        ended June 30, 1999).
            10.24       Letter to Howard P. Kamins regarding employment terms
                        (Incorporated herein by reference to Exhibit 10.24 to
                        the Company's Annual Report on Form 10-K for the year
                        ended December 31, 1999).
            10.25       Consulting Agreement between the Company and Zack B.
                        Bergreen (Incorporated herein by reference to Exhibit
                        10.25 to the Company's Annual Report on Form 10-K for
                        the year ended December 31, 1999).
            10.26       Transfer of Rights Agreement regarding PowerHelp
                        (Incorporated herein by reference to Exhibit 10.26 to
                        the Company's Annual Report on Form 10-K for the year
                        ended December 31, 1999)
            10.27       Guaranty in connection with Transfer of Rights Agreement
                        regarding PowerHelp (Incorporated herein by reference to
                        Exhibit 10.27 to the Company's Annual Report on Form
                        10-K for the year ended December 31, 1999).
            10.28       2001 Stock Option Plan (Incorporated herein by reference
                        to Exhibit 99.1 to the Company's Registration Statement
                        on Form S-8 (File No. 333-107757)).
            21.1*       Subsidiaries of the Registrant.
            23.1*       Consent of BDO Seidman, LLP.
            24.1*       Powers of Attorney (See the Signature Page).
            31.1*       Certification pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002 - President and Chief
                        Executive Officer
            31.2*       Certification pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002 - Chief Financial Officer
            32.1*       Certification pursuant to 18 U.S.C. Section 1350, as
                        adopted pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002 - President and Chief Executive Officer
            32.2*       Certification pursuant to 18 U.S.C. Section 1350, as
                        adopted pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002 - Chief Financial Officer
                                    -------------------
         *        Filed herewith

         (b) Reports on Form 8-K.

         On November 13, 2003, the Company filed with the SEC a current report on Form 8-K announcing its issuance of a press release relative to its financial statements for the third quarter ended September 30, 2003.

         (c) Exhibits.

         The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) set forth above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March 2004.

                                  ASTEA INTERNATIONAL INC.


                                  By: /s/Zack Bergreen
                                      ----------------------------------------
                                            Zack Bergreen
                                            President and Chief
                                            Executive Officer

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

            Signature                               Title                               Date
   /s/Zack Bergreen                  President and Chief Executive               March 29, 2004
   ---------------------------       Officer (Principal Executive Officer)
   Zack Bergreen

   /s/Rick Etskovitz.                Vice President and Chief                    March 29, 2004
   ---------------------------       Financial Officer (Principal
   Rick Etskovitz                    Financial and Accounting
                                     Officer)


   /s/Nicolette L. Daniels           Controller                                  March 29, 2004
   ---------------------------
   Nicolette L. Daniels

   /s/Thomas J. Reilly, Jr.          Director                                    March 29, 2004
   ---------------------------
   Thomas J. Reilly, Jr.

   /s/Zack Bergreen                  Director                                    March 29, 2004
   ---------------------------
   Zack Bergreen

   /s/Adrian Peters                  Director                                    March 29, 2004
   ---------------------------
   Adrian Peters

   /s/Eric Siegel                    Director                                    March 29, 2004
   ---------------------------
   Eric Siegel


               Consent of Independent Certified Public Accountants


Astea International Inc. Subsidiaries
Horsham, Pennsylvania



We  hereby  consent  to the  incorporation  by  reference  in  the  Registration
Statements  (Nos.  333-33825,  333-34865,  and  333-61981) on Form S-8 and (Nos.
333-11949 and 333-17459) on Form S-3 of Astea International, Inc. and subsidiaries of our report dated March 5, 2004, relating to the consolidated financial statements of Astea International, Inc. and subsidiaries appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.




BDO Seidman, LLP
Philadelphia, PA


March 29, 2004