Form 10-Q
period 2004-03-31
ASTEA INTERNATIONAL INC
filed 2004-05-12
CIK 945989

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

For the quarterly period ended          March 31, 2004

                                       or

[ ]Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from     ___________  to     ___________

                         Commission File Number: 0-26330

                            ASTEA INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                             23-2119058
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)              Identification No.)

         240 Gibraltar Road, Horsham,  PA                   19044
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

As of May 12, 2004, 2,922,301 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.


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





PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


                                            ASTEA INTERNATIONAL INC.
                                           CONSOLIDATED BALANCE SHEETS


                                                                        March 31,            December 31,
                                                                          2004                   2003
                                                                  ---------------------- ----------------------
                               ASSETS                                  (Unaudited)
       Current assets:
         Cash and cash equivalents                                $           3,585,000       $    3,480,000
         Restricted cash                                                        300,000              300,000
         Receivables, net of reserves of $763,000 and $810,000                6,274,000            3,943,000
         Prepaid expenses and other                                             601,000              601,000
                                                                  ---------------------- ----------------------
                 Total current assets                                        10,760,000            8,324,000

       Property and equipment, net                                              456,000              509,000
       Capitalized software, net                                              1,216,000            1,229,000
       Other assets                                                              33,000               34,000
                                                                  ---------------------- ----------------------
                 Total assets                                     $          12,465,000       $   10,096,000
                                                                  ====================== ======================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
         Accounts payable and accrued expenses                    $           3,407,000       $    3,003,000
         Deferred revenues                                                    3,861,000            3,359,000
                                                                  ---------------------- ----------------------
                 Total current liabilities                                    7,268,000            6,362,000

       Stockholders' equity:
          Preferred stock, $.01 par value, 5,000,000 shares
             authorized, none issued
                                                                                      -                    -
          Common stock, $.01 par value, 5,000,000 shares
             authorized, 2,965,000 issued
                                                                                 30,000               30,000
          Additional paid-in capital
                                                                             22,792,000           22,792,000
          Cumulative translation adjustment
                                                                               (797,000)            (776,000)
          Accumulated deficit
                                                                            (16,618,000)         (18,100,000)
          Less:  treasury stock at cost, 43,000 shares                         (210,000)            (212,000)
                                                                  ---------------------- ----------------------
                    Total stockholders' equity                                5,197,000            3,734,000
                                                                  ---------------------- ----------------------
                    Total liabilities and stockholders' equity    $          12,465,000       $   10,096,000
                                                                  ====================== ======================

                          See accompanying notes to the consolidated financial statements.


                                ASTEA INTERNATIONAL INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                        2004                   2003
                                                      -----------          -----------
Revenues:
   Software license fees                              $ 2,896,000          $ 1,022,000
   Services and maintenance                             2,988,000            2,966,000
                                                      -----------          -----------
              Total revenues                            5,884,000            3,988,000
                                                      -----------          -----------

Costs and expenses:
   Cost of software license fees                          410,000              229,000
   Cost of services and maintenance                     1,547,000            1,645,000
   Product development                                    408,000              507,000
    Sales and marketing                                 1,489,000            1,574,000
    General and administrative                            555,000              518,000
                                                      -----------          -----------
              Total costs and expenses                  4,409,000            4,473,000
                                                      -----------          -----------

Income (loss) from operations                           1,475,000             (485,000)
    Interest income, net                                    8,000               18,000
                                                      -----------          -----------

Income (loss) before income taxes                       1,483,000             (467,000)

Income tax expense                                           --                   --
                                                      -----------          -----------
Net income (loss)                                     $ 1,483,000          $  (467,000)
                                                      ===========          ===========

Basic and diluted income (loss) per share:
     Net income (loss) per share                      $      0.51          $     (0.16)
Shares outstanding used in computing basic
    income (loss) per share                             2,922,000            2,921,000
Shares outstanding used in computing diluted
    income (loss) per share                             2,923,000            2,921,000


                See accompanying notes to the consolidated financial statements.


                                                  ASTEA INTERNATIONAL INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                             2004                   2003
                                                                                          -----------           -----------
Cash flows from operating activities:
   Net income (loss)                                                                      $ 1,483,000           $  (467,000)
   Adjustments to reconcile  net income (loss) to net cash provided by operating activities:
           Depreciation and amortization                                                      299,000               239,000
           Bad debt expense                                                                    22,000                32,000
   Changes in operating assets and liabilities:
            Receivables                                                                    (2,362,000)            1,824,000
            Prepaid expenses and other                                                         (2,000)             (146,000)
            Other assets                                                                        1,000                  --
            Accounts payable and accrued expenses                                             401,000              (234,000)
            Deferred revenues                                                                 505,000              (312,000)
                                                                                          -----------           -----------
   Net cash provided by operating activities
                                                                                              347,000               936,000
                                                                                          -----------           -----------

Cash flows from investing activities:
            Purchases of property and equipment                                               (19,000)              (84,000)
            Capitalized  software development costs                                          (217,000)             (120,000)
                                                                                          -----------           -----------
   Net cash used in investing activities                                                     (236,000)             (204,000)
                                                                                          -----------           -----------

Cash flows from financing activities:
            Proceeds from issuance of stock through the
              employee stock purchase plan                                                      1,000                 1,000
                                                                                          -----------           -----------

   Effect of exchange rate changes on cash                                                     (7,000)              (23,000)
                                                                                          -----------           -----------
   Net increase in cash and cash equivalents                                                  105,000               710,000
   Cash, beginning of period                                                                3,480,000             5,267,000
                                                                                          -----------           -----------
   Cash, end of period                                                                    $ 3,585,000           $ 5,977,000
                                                                                          ===========           ===========


                         See accompanying notes to the consolidated financial statements.


-------------------------------------------------------

                            ASTEA INTERNATIONAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION
   ---------------------

The consolidated financial statements at March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 of Astea International Inc. and
subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's 2003 Annual Report on Form 10-K which are hereby incorporated by reference in this quarterly report on Form 10-Q. Results of operations and cash flows for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year.

2. STOCKHOLDERS' EQUITY/COMPREHENSIVE INCOME
   -----------------------------------------

The reconciliation of Stockholders' Equity and comprehensive income from December 31, 2003 to March 31, 2004 is summarized as follows:

                                                              Cumulative
                                              Additional        Currency
                                 Common        Paid-In       Translation     Accumulated     Treasury    Comprehensive
                                   Stock       Capital        Adjustment       Deficit        Stock         Income
                                 ----------- -------------- ---------------- -------------- ------------ ---------------
Balance at December 31, 2003       $30,000    $22,792,000     $  (776,000)    $(18,100,000) $ (212,000)
Issuance of common stock
   under employee stock
   purchase plan                         -              -               -           (1,000)      2,000
Cumulative translation
   adjustment                            -              -         (21,000)               -           -     $   (21,000)
Net income                               -              -               -        1,483,000           -       1,483,000
                                 ----------- -------------- ---------------- -------------- ------------ ---------------
Balance at March 31, 2004          $30,000    $22,792,000     $  (797,000)    $(16,618,000) $ (210,000)    $ 1,462,000
                                 =========== ============== ================ ============== ============ ===============

3. CHANGE IN ACCOUNTING ESTIMATE
   -----------------------------

During the first quarter of 2004, the Company re-evaluated the estimated lives of its capitalized software assets related to licenses and determined that the estimated life of 3 years currently used should be reduced to 2 years, based on the rate of product release and the current sales trend. The impact of the change in the estimated life resulted in an increase in amortization, and reduction in net income, of $80,000, or $0.03 per share for the three months ended March 31, 2004.

4. INCOME TAX EXPENSE
   ------------------

The Company has utilized a portion of its net operating loss carry forwards for the three months ended March 31, 2004 to reduce any tax provisions on its pre-tax income. At March 31, 2004, the Company maintains a 100% valuation allowance for its remaining net deferred tax assets based on the uncertainty of the realization of future taxable income.


5. STOCK BASED COMPENSATION
   ------------------------

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


                                                                 March 31, 2004         March 31, 2003
                                                               --------------------    -------------------
                                                                  (unaudited)              (unaudited)
Net income (loss) - as reported                             $          1,483,000    $          (467,000)

Add:  Stock-based compensation included in net
   income as reported, net or related tax effects
                                                                       -                       -
Deduct stock-based compensation determined under
   fair value based methods for all awards, net of
   related tax effects                                                   (32,000)               (84,000)

Net income (loss) - pro forma                               $          1,451,000    $          (551,000)

Basic and diluted income (loss) per share - as reported     $               0.51    $             (0.16)
Basic and diluted income (loss) per share - pro forma       $               0.50    $             (0.19)

The weighted average fair value of those options granted during the quarters ended March 31, 2004 and 2003 was estimated at $2.94 and $2.81, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.65% and 3.73% for 2004 and 2003 grants, respectively; an expected life of six years; volatility of 130% and 145%; and a dividend yield of zero for 2004 and 2003 grants, respectively.

6. MAJOR CUSTOMERS
   ---------------

For the first three months of 2004, there was one major customer that accounted for 33% of the Company's total revenues. At March 31, 2004, this same customer represented 30% of the Company's accounts receivable balance, the majority of which was subsequently received in the second quarter. There were no major customers for the three months ended March 31, 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

Overview
--------

This document contains various forward-looking statements and information that are based on management's beliefs, assumptions made by management and information currently available to management. Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these, as well as other risks and uncertainties are described in more detail herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

The Company develops, markets and supports service management software solutions for companies that sell and service capital equipment. Clients include Fortune 500 to mid-size companies that automate equipment sales and service business processes to increase competitive advantages, top-line revenue growth, profitability, and customer loyalty. The Company supports a global client base with a worldwide sales and service network that conducts business through Company facilities in the United States, United Kingdom, Australia, the Netherlands, and Israel.

Over the past year, the Company has been in the process of making the transition from a pure field service software provider to a provider of a comprehensive suite of service management solutions. In addition to field service, the suite also streamlines and automates processes for managing sales and marketing, multi-channel customer contact centers and professional services. The Company continues to focus on companies in industries that sell and service equipment.

The Company continues to make a significant investment in product development in support of the transition. The Company believes that its investment in development along with its continued commitment to marketing its service management suite will favorably position the Company as economic conditions continue to improve.

Critical Accounting Policies and Estimates
------------------------------------------

The Company's significant accounting policies are more fully described in Note 2 of the Notes to the Consolidated Financial Statement of Operations Procedures in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Revenue from post-contract support is recognized ratably over the term of the contract on a straight-line basis. Consulting and training service revenue is generally unbundled and recognized at the time the service is performed. Fees from licenses sold together with consulting services are generally recognized upon shipment, provided that the contract has been executed, delivery of the software has occurred, fees are fixed and determinable and collection is probable. In instances where the aforementioned criteria have not been met, both the license and the consulting fees are recognized under the percentage of completion method of contract accounting.

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

Capitalized Software Research and Development Costs

The Company accounts for its internal software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Accordingly, all costs incurred subsequent to attaining technological feasibility are capitalized and amortized over a period not to exceed three years. Technological feasibility is attained when software products reach Beta release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgement by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized, using the straight-line method, on a product-by-product basis over the estimated life. During the first quarter of 2004, the Company revised the estimated life for its capitalized software products from 3 years to 2 years based on current sales trends and the rate of product releases. All research and development expenditures are charged to research and development expense in the period incurred.

Results of Operations
---------------------

Comparison of Three Months Ended March 31, 2004 and 2003
--------------------------------------------------------

Revenues
--------

Revenues increased $1,896,000, or 48%, to $5,884,000 for the three months ended March 31, 2004 from $3,988,000 for the three months ended March 31, 2003. Software license fee revenues increased $1,874,000, or 183%, from the same period last year. Services and maintenance fees for the three months ended March 31, 2004 amounted to $2,988,000, a 1% increase from the same quarter in 2003.

The Company's international operations contributed $1,486,000 of revenues in the first quarter of 2004 compared to $1,363,000 in the first quarter of 2003. This represents a 9% increase from the same period last year and 25% of total revenues in the first quarter 2004. The increase in revenues is due to the increase in sales from the Company's operations in Japan partially offset by a slight decrease in sales from operations in Europe.

Software license fee revenues increased 183% to $2,896,000 in the first quarter of 2004 from $1,022,000 in the first quarter of 2003. The increase is primarily attributable to two significant sales in the U.S. totaling approximately $2.1 million that closed during the quarter. Astea Alliance license revenues increased $1,708,000 or 167%, to $2,730,000 in the first quarter of 2004 from

$1,022,000 in the first quarter of 2003. The Company also sold $166,000 of additional DISPATCH-1 licenses to an existing customer in the first quarter of 2004. There were no license sales of DISPATCH-1 in the first quarter of 2003. The Company does not anticipate future license sales of Dispatch-1.

Services and maintenance revenues increased marginally to $2,988,000 in the first quarter of 2004 from $2,966,000 in the first quarter of 2003. The increase primarily relates to service and maintenance revenues from Astea Alliance which increased $195,000, or 9%, to $2,431,000 from $2,236,000 in the first quarter of 2003. The increase in Astea Alliance service and maintenance revenues is a direct result of the growth of the Astea Alliance customer base. Partially offsetting the increase in Astea Alliance service and maintenance revenues was a decrease of $173,000 in DISPATCH-1 service and maintenance revenues, which resulted from an expected decrease in demand.

Costs of Revenues
-----------------

Cost of software license fees increased 79% to $410,000 in the first quarter of 2004 from $229,000 in the first quarter of 2003. Included in the cost of software license fees is the fixed cost of capitalized software amortization. During the first quarter of 2004, the Company revised the estimated useful life of its capitalized software products from 3 years to 2 years, which increased amortization for the period to $230,000 as compared to $150,000 in the first quarter of 2003. The cost of software license fees also increased due to the greater level of software license sales in the first quarter of 2004. The software licenses gross margin percentage was 86% in the first quarter of 2004 compared to 78% in the first quarter of 2003. The increase in gross margin was attributable to the mix of products sold in 2004 as well as the relationship of the fixed cost of amortized capitalized software to a lower level of sales in 2003.

Cost of services and maintenance decreased 6% to $1,547,000 in the first quarter of 2004 from $1,645,000 in the first quarter of 2003. The decrease in cost of service and maintenance is primarily attributed to a reduction in headcount from last year to this year. The services and maintenance gross margin percentage was 48% in the first quarter of 2004 compared to 45% in the first quarter of 2003. The increase in services and maintenance gross margin was primarily due to increased utilization of Astea Alliance service professionals.

Product Development
-------------------

Product development expense decreased 20% to $408,000 in the first quarter of 2004 from $507,000 in the first quarter of 2003. The Company includes the capitalization of software costs in product development. Capitalized software totaled $217,000 in the first quarter of 2004 compared to $120,000 during the same period in 2003. Product development as a percentage of revenues was 7% in the first quarter of 2004 compared with 13% in the first quarter of 2003. The decrease in margin is the result of the increase in software capitalization combined with the increased sales volume.

Sales and Marketing
-------------------

Sales and marketing expense decreased 5% to $1,489,000 in the first quarter of 2004 from $1,574,000 in the first quarter of 2003. The decrease in sales and marketing is attributable to a reduction in marketing costs by consolidating the worldwide marketing effort under the control of the U.S. partially offset by increased sales commissions related to the increase in license sales. As a percentage of revenues, sales and marketing expenses decreased to 25% from 39% in the first quarter of 2003, which is the direct result of increased revenues and lower costs.

General and Administrative
--------------------------

General and administrative expenses increased 7% to $555,000 in the first quarter of 2004 from $518,000 in the first quarter of 2003. The increase in general and administrative expenses is due to an increase in foreign currency exchange activity. As a percentage of revenues, general and administrative expenses decreased to 9% from 13% in the first quarter of 2003. The decrease is attributable to the significant increase in revenues.

Interest Income, net
--------------------

Net interest income decreased $10,000 from $18,000 in the first quarter of 2003 to $8,000 in the first quarter of 2004. The decrease resulted primarily from a decrease in the amount of investments.

International Operations
------------------------

Total revenue from the Company's international operations increased by $123,000, or 9%, to $1,486,000 in first quarter of 2004 from $1,363,000 in the same quarter in 2003. The increase in revenue from international operations was primarily attributable to the increase in revenues from Asia Pacific operations. International operations generated net income of $152,000 for the first quarter ended March 31, 2004 compared to a loss of $82,000 in the same quarter in 2003.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $347,000 for the three months ended March 31, 2004 compared to cash provided by operations of $936,000 for the three months ended March 31, 2003. The decrease in cash provided by operations was primarily attributable to a significant increase in accounts receivable resulting from increased revenues for the quarter partially offset by a significant increase in net income and increase in operating liabilities.

The Company's investing activities used $236,000 for investing activities in the first three months of 2004 compared to using $204,000 in the first three months of 2003. The increase in cash used is attributable to an increase in software capitalization partially offset by a decrease in purchases of property and equipment.

The Company generated $1,000 of cash from financing activities during the three months ended March 31, 2004 and 2003 related to proceeds from the issuance of stock through the employee stock purchase plan.

At March 31, 2004, the Company had a working capital ratio of 1.5:1, with cash, cash equivalents and restricted cash of $3,885,000. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the next twelve months. The Board of Directors from time to time reviews the Company's forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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

o    The enterprise software market is intensely competitive.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------

Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 2004, the Company's investments consisted of U.S. government commercial paper. The Company does not expect any material loss with respect to its investment portfolio.

Foreign Currency Risk. The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are denominated in foreign currency. The Company does not expect any material loss with respect to foreign currency risk.

Item 4.        CONTROLS AND PROCEDURES
--------------------------------------

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2004, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

There were no changes that occurred during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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

There have been no changes in securities during the quarter ended March 31, 2004.

Item 3.           Defaults Upon Senior Securities
-------------------------------------------------

There have been no defaults by the Company on any Senior Securities during the quarter ended March 31, 2004.

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

Item 5.           Other Information
-----------------------------------

None.

Item 6.           Exhibits and Reports on Form 8-K
--------------------------------------------------

(A)      Exhibits

         31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002 - President and Chief Executive Officer
         31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002 - Chief Financial Officer
         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer
         32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer


(B) Reports on Form 8-K

         On March 30, 2004, the Company filed a report on Form 8-K with respect to the press release issued as of that date reporting the results for the three months and year ended December 31, 2003.

         On March 31, 2004, the Company filed a report on Form 8-K/A with respect to the press release issued as of March 30, 2004 amending the previously reported results for the three months and year ended December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of May 2004.

                                        ASTEA INTERNATIONAL INC.


                                        By:       /s/Zack B. Bergreen
                                                  ----------------------
                                                  Zack B. Bergreen
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

                                        By:       /s/Rick Etskovitz
                                                  ----------------------
                                                  Rick Etskovitz
                                                  Chief Financial Officer
                                                  (Principal Financial and Chief
                                                  Accounting Officer)