Form 10-Q
period 2004-06-30
ASTEA INTERNATIONAL INC
filed 2004-08-12
CIK 945989

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

For the quarterly period ended          June 30, 2004
                              ---------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934.

For the transition period from                        to
                              ------------------------  ----------------------

                         Commission File Number: 0-26330
                                                ---------

                            ASTEA INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                    23-2119058
                --------                                    ----------
     (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)

       240 Gibraltar Road, Horsham,  PA                         19044
       --------------------------------                         -----
  (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (215) 682-2500
                                                          ---------------

                                      N/A
               --------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)


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

As of August 12, 2004, 2,953,877 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                            ASTEA INTERNATIONAL INC.

                                    FORM 10-Q
                                QUARTERLY REPORT
                                      INDEX
                                                                        Page No.
                                                                        --------

Facing Sheet                                                                1

Index                                                                       2

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets  (Unaudited)                        3

            Consolidated Statements of Operations  (Unaudited)              4

            Consolidated Statements of Cash Flows  (Unaudited)              5

            Notes to Unaudited Consolidated Financial Statements            6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8

Item 3.     Quantitative and Qualitative Disclosure About Market Risk      13

Item 4.     Controls and Procedures                                        14

PART II - OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings                                              14

Item 2.     Changes in Securities and Use of Proceeds                      14

Item 3.     Defaults upon Senior Securities                                14

Item 4.     Submission of Matters to a Vote of Security Holders            14

Item 5.     Other Information                                              14

Item 6.     Exhibits and Reports on Form 8-K                               15

            Signatures                                                     16

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------





                            ASTEA INTERNATIONAL INC.
                            ------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                        June 30,             December 31,
                                                                          2004                   2003
                                                                       (Unaudited)
                                                                  ---------------------- ----------------------
                                ASSETS
       Current assets:
         Cash and cash equivalents                                     $      4,763,000     $    3,480,000
         Restricted cash                                                        300,000            300,000
         Receivables, net of reserves of $708,000 and $810,000                4,774,000          3,943,000
         Prepaid expenses and other                                             518,000            601,000
                                                                  ---------------------- ----------------------
                 Total current assets                                        10,355,000          8,324,000

       Property and equipment, net                                              397,000            509,000
       Capitalized software, net                                              1,328,000          1,229,000
       Other assets                                                              36,000             34,000
                                                                  ---------------------- ----------------------

                  Total assets                                         $     12,116,000     $   10,096,000
                                                                  ====================== ======================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
         Accounts payable and accrued expenses                         $      2,653,000     $    3,003,000
         Deferred revenues                                                    3,789,000          3,359,000
                                                                  ---------------------- ----------------------
                 Total current liabilities                                    6,442,000          6,362,000

       Stockholders' equity:
          Preferred stock, $.01 par value, 5,000,000 shares
             authorized, none issued                                                  -                  -
          Common stock, $.01 par value, 5,000,000 shares
             authorized, 2,954,000 issued                                        30,000             30,000
          Additional paid-in capital                                         22,977,000         22,792,000
          Cumulative translation adjustment                                    (814,000)          (776,000)
          Accumulated deficit                                               (16,309,000)       (18,100,000)
          Less:  treasury stock at cost, 42,000 and 43,000 shares              (210,000)          (212,000)
                                                                  ---------------------- --------------------
                           Total stockholders' equity                         5,674,000          3,734,000
                                                                  ---------------------- --------------------

                 Total liabilities and stockholders' equity              $   12,116,000     $   10,096,000
                                                                  ====================== ====================

                          See accompanying  notes to the consolidated  financial statements.





                                                   ASTEA INTERNATIONAL INC.
                                                   ------------------------
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                            -------------------------------------
                                                          (Unaudited)


                                                         Three Months                             Six Months
                                                        Ended June 30,                          Ended June 30,
                                             -------------------------------------  -----------------------------------
                                                  2004                2003                2004                 2003
                                             ---------------    ------------------    --------------      ---------------

Revenues:
     Software license fees               $       1,606,000   $           312,000     $     4,502,000    $       1,334,000
     Services and maintenance                    2,810,000             2,826,000           5,798,000            5,792,000
                                         --------------------------------------------------------------------------------

          Total revenues                         4,416,000             3,138,000          10,300,000            7,126,000
                                         --------------------------------------------------------------------------------

Costs and expenses:
     Cost of software license fees                 335,000               181,000             745,000              410,000
     Cost of services and maintenance            1,588,000             1,830,000           3,138,000            3,474,000
     Product development                           316,000               587,000             721,000            1,094,000
     Sales and marketing                         1,433,000             1,524,000           2,922,000            3,098,000
     General and administrative                    445,000               531,000           1,001,000            1,049,000
                                         --------------------------------------------------------------------------------

          Total costs and expenses               4,117,000             4,653,000           8,527,000            9,125,000
                                         --------------------------------------------------------------------------------

Income (loss) from operations                      299,000            (1,515,000)          1,773,000           (1,999,000)


Interest  income, net                               10,000                12,000              19,000               29,000
                                         --------------------------------------------------------------------------------
Income (loss) before income taxes                  309,000            (1,503,000)          1,792,000           (1,970,000)

Income tax expense                                       -                     -                 -                    -
                                         --------------------------------------------------------------------------------

Net income (loss)                        $         309,000   $        (1,503,000)    $     1,792,000    $      (1,970,000)
                                         ================================================================================

Basic net income (loss) per share        $            0.11   $             (0.51)    $          0.61    $           (0.67)
                                         ================================================================================

Diluted net income (loss) per share                   0.11                 (0.51)               0.61                (0.67)
Shares outstanding used in
     computing basic income
     (loss) per share                            2,932,000             2,921,000           2,927,000            2,921,000
                                         --------------------------------------------------------------------------------
Shares outstanding used in
     computing diluted income (loss)
     per share                                   2,972,000             2,921,000           2,942,000            2,921,000
                                         ================================================================================

                            See accompanying notes to the consolidated financial statements.





                                           ASTEA INTERNATIONAL INC.
                                           ------------------------
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      -------------------------------------
                                                  (Unaudited)
                                                                                      For the Six Months
                                                                                        Ended June 30,
                                                                                    2004              2003
                                                                              ----------------- -----------------

Cash flows from operating activities:
   Net income (loss)                                                            $ 1,792,000        $ (1,970,000)

   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                               601,000             469,000
        Bad debt expense                                                             76,000             248,000
        Changes in operating assets and liabilities:
            Receivables                                                            (985,000)          3,367,000
            Prepaid expenses and other                                               86,000            (241,000)
            Other assets                                                             (2,000)             (2,000)
            Accounts payable and accrued expenses                                  (275,000)           (584,000)
            Deferred revenues                                                       432,000            (515,000)
                                                                              ----------------- -----------------

 Net cash provided by operating activities                                        1,725,000             772,000
                                                                              ----------------- -----------------

Cash flows from investing activities:
   Purchases of property and equipment                                              (34,000)           (153,000)
   Capitalized software development costs                                          (560,000)           (240,000)
                                                                              ----------------- -----------------

Net cash used in investing activities                                              (594,000)           (393,000)
                                                                              ----------------- -----------------

Cash flows from financing activities:
   Proceeds from exercise of stock options and employee stock purchase plan
                                                                                    111,000               2,000
                                                                              ----------------- -----------------

   Effect of exchange rate changes on cash                                           41,000             (98,000)
                                                                              ----------------- -----------------

   Net increase in cash and cash equivalents                                      1,283,000             283,000
   Cash, beginning of period                                                      3,480,000           4,967,000
                                                                              ----------------- -----------------

   Cash, end of period                                                         $  4,763,000        $  5,250,000
                                                                              ================= =================

                        See  accompanying  notes to the  consolidated  financial statements.


-------------------------------------------------------

                            ASTEA INTERNATIONAL INC.
                            ------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1. BASIS OF PRESENTATION
------------------------

The consolidated financial statements at June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003 of Astea International Inc. and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's 2003 Annual Report on Form 10-K which are hereby incorporated by reference in this quarterly report on Form 10-Q. Results of operations and cash flows for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year.

2. STOCKHOLDERS' EQUITY/COMPREHENSIVE LOSS
------------------------------------------

The reconciliation of stockholders' equity and comprehensive loss from December 31, 2003 to June 30, 2004 is summarized as follows:



                                                           Cumulative
                                                            Currency
                               Common      Additional      Translation     Accumulated     Treasury    Comprehensive
                                Stock    Paid-In Capital    Adjustment        Deficit        Stock      Income (Loss)
                                -----    ---------------    ----------        -------        -----      -------------

Balance at December 31, 2003   $30,000    $ 22,792,000     $ (776,000)   $ (18,100,000)  $ (212,000)   $           -
Issuance of common stock
  under Employee Stock
  Purchase Plan                      -                              -           (1,000)       2,000                -
Exercise of stock options            -         111,000              -                -            -
Stock issued for
 satisfaction of liability           -          74,000              -                -            -                -
Cumulative translation
   adjustment                        -               -        (38,000)               -            -          (37,000)
Net income for the period            -               -              -        1,792,000            -        1,792,000
                              ----------- --------------- --------------- --------------- ------------ ----------------

Balance at June 30, 2004       $30,000    $ 22,977,000     $ (814,000)     (16,309,000)   $(210,000)   $   1,755,000
                              =========== =============== =============== =============== ============ ================



3. CHANGE IN ACCOUNTING ESTIMATE
--------------------------------

During the first quarter of 2004, the Company re-evaluated the estimated lives of its capitalized software assets related to licenses and determined that the estimated life of 3 years currently used should be reduced to 2 years, based on the rate of product release and the current sales trend. The impact of the change in the estimated life resulted in an increase in amortization, and reduction in net income, of $83,000, or $0.03 per diluted share for the three months ended June 30, 2004 and $166,000 or $0.06 per diluted share for the six months ended June 30, 2004.

4.       INCOME TAX EXPENSE
---------------------------

The Company has utilized a portion of its net operating loss carry forwards for the three months and six months ended June 30, 2004 to reduce any tax provisions on its pre-tax income. At June 30, 2004, the Company maintains a 100% valuation allowance for its remaining net deferred tax assets based on the uncertainty of the realization of future taxable income.

5. STOCK BASED COMPENSATION
---------------------------

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




                                                  Three months ended                       Six months ended
                                                        June 30,                                June 30,
                                            ---------------------------------      ----------------------------------
                                                 2004              2003                 2004               2003
                                            ---------------    --------------      --------------    ----------------
                                             (unaudited)        (unaudited)          (unaudited)        (unaudited)

Net income (loss) - as reported          $        309,000   $   (1,503,000)    $      1,792,000         (1,970,000)

Add:  Stock-based compensation
   included in net income as
   reported, net or related tax effects                 -                -                    -                  -
Deduct stock-based compensation
   determined under fair value based
   methods for all awards, net of
   related tax effects                            (78,000)        (120,000)            (110,000)     $    (205,000)

Net income (loss) - pro forma            $        231,000   $   (1,623,000)    $      1,682,000      $  (2,174,000)

Basic income per share -
   as reported                           $           0.11   $        (0.51)    $           0.62      $       (0.67)
Diluted income (loss) per share as
   reported                              $           0.10   $        (0.51)    $           0.61      $       (0.67)
Basic income (loss) per share -
   pro forma                             $           0.08   $        (0.56)    $           0.57      $       (0.74)
Diluted income (loss) per share pro
   forma                                 $           0.07   $        (0.56)    $           0.56      $        0.74


The weighted average fair value of those options granted during the quarters ended June 30, 2004 and 2003 was estimated at $3.23 and $0.76, respectively. The weighted average fair value of those options granted during the six months ended June 30, 2004 and 2003 was estimated at $3.12 and $0.63. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.61% and 3.38% for 2004 and 2003 grants, respectively; an expected life of six years; volatility of 132% and 144%; and a dividend yield of zero for 2004 and 2003 grants, respectively.

6. MAJOR CUSTOMERS
------------------

In the second quarter of 2004, there was one major customer that accounted for 14% of total revenues. In the second quarter of 2003, the Company had no customers that accounted for 10% of its total revenue. For the first six months of 2004 there was one major customer that accounted for 22% of total revenues and for the first six months of 2003, there were no customers that accounted for 10% of total revenues.


Item 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------------------------------------------------------------------------------
     OF OPERATIONS
     -------------

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

In limited instances, the Company will enter into contracts for which revenue is recognized under contract accounting. The accounting for such arrangements requires judgment, which impacts the timing of revenue recognition and provision for estimated losses, if applicable.

Accounts Receivable

The Company evaluates the adequacy of its allowance for doubtful accounts at the end of each quarter. In performing this evaluation, the Company analyzes the payment history of its significant past due accounts, subsequent cash collections on these accounts and comparative accounts receivable aging statistics. Based on this information, along with consideration of the general strength of the economy, the Company develops what it considers to be a reasonable estimate of the uncollectible amounts included in accounts receivable. This estimate involves significant judgment by the management of the Company. Actual uncollectible amounts may differ from the Company's estimate.

Capitalized Software Research and Development Costs

The Company accounts for its internal software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Accordingly, all costs incurred subsequent to attaining technological feasibility are capitalized and amortized over a period not to exceed three years. Technological feasibility is attained when software products reach Beta release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized, using the straight-line method, on a product-by-product basis over the estimated life. During the first quarter of 2004, the Company revised the estimated life for its capitalized software products from three years to two years based on current sales trends and the rate of product releases. All research and development expenditures are charged to research and development expense in the period incurred.

Results of Operations
---------------------

Comparison of Three Months Ended June 30, 2004 and 2003
-------------------------------------------------------

Revenues
--------

Revenues increased $1,278,000, or 41%, to $4,416,000 for the three months ended June 30, 2004 from $3,138,000 for the three months ended June 30, 2003. Software license fee revenues increased $1,294,000, or 415%, from the same period last year. Services and maintenance fees for the three months ended June 30, 2004 amounted to $2,810,000, a .6% decrease from the same quarter in 2003.

The Company's international operations contributed $1,752,000 of revenues in the second quarter of 2004 which was a 42% increase over revenues generated during the second quarter of 2003. The Company's revenues from international operations amounted to 40% of the total revenue for the second quarter in 2004 compared to 39% of total revenues for the same quarter in 2003. The increase in revenues is due to the increase in sales from the Company's operations in Japan and from operations in Europe.

Software license fee revenues increased 415% to $1,606,000 in the second quarter of 2004 from $312,000 in the second quarter of 2003. Astea Alliance license revenues increased $1,078,000 or 346%, to $1,390,000 in the second quarter of 2004 from $312,000 in the second quarter of 2003. The increase is primarily attributable to one major customer that accounted for 14% of total revenue in the second quarter of 2004. The Company also sold $217,000 of additional DISPATCH-1 licenses to an existing customer in the second quarter of 2004. There were no license sales of DISPATCH-1 in the second quarter of 2003. The Company does not anticipate future license sales of DISPATCH-1.

Services and maintenance revenues decreased marginally to $2,810,000 in the second quarter of 2004 from $2,826,000 in the second quarter of 2003. The Astea Alliance service and maintenance revenues increased by $68,000 or 3% compared to the second quarter of 2003. More than offsetting this increase was an $84,000 decrease in DISPATCH-1 service and maintenance revenues, which resulted from an expected decrease in demand.

Costs of Revenues
-----------------

Cost of software license fees increased 85% to $335,000 in the second quarter of 2004 from $181,000 in the second quarter of 2003. Included in the cost of software license fees is the fixed cost of capitalized software amortization. During the first quarter of 2004, the Company revised the estimated useful life of its capitalized software products from 3 years to 2 years. This revision increased amortization for the period to $230,000 as compared to $150,000 in the second quarter of 2003. The cost of software license fees also increased due to the greater level of software license sales. The software licenses gross margin percentage was 79% in the second quarter of 2004 compared to 42% in the second quarter of 2003. The increase in gross margin was attributable to the mix of products sold in 2004 as well as the relationship of the fixed cost of amortized capitalized software to a lower level of sales in 2003.

Cost of services and maintenance decreased 13% to $1,588,000 in the second quarter of 2004 from $1,830,000 in the second quarter of 2003. The decrease in cost of service and maintenance is primarily attributed to a reduction in headcount from last year to this year. The services and maintenance gross margin percentage was 43% in the second quarter of 2004 compared to 35% in the second quarter of 2003. The increase in services and maintenance gross margin was primarily due to increased utilization of Astea Alliance service professionals.

Product Development
-------------------

Product development expense decreased 46% to $316,000 in the second quarter of 2004 from $587,000 in the second quarter of 2003. Gross development expense before capitalization of software costs was $658,000 in the second quarter of 2004 compared to $707,000 during the same period in 2003. The Company includes the capitalization of software costs in product development. Capitalized software totaled $342,000 in the second quarter of 2004 compared to $120,000 during the same period in 2003. The increase in software capitalization is a result of product development initiatives geared towards the release of Astea Alliance version 6.7 during the third quarter of 2004. Product development expense as a percentage of revenues decreased 7% in the second quarter of 2004 compared with 19% in the second quarter of 2003. The decrease in margin is the result of the increase in software capitalization combined with the increased license sales volume.

Sales and Marketing
-------------------

Sales and marketing expense decreased 6% to $1,433,000 in the second quarter of 2004 from $1,524,000 in the second quarter of 2003. The decrease in sales and marketing is attributable to a reduction in sales staffing costs partially offset by increased marketing expenses related to the timing of marketing initiatives. As a percentage of revenues, sales and marketing expenses decreased to 32% in 2004 from 49% in the second quarter of 2003.

General and Administrative
--------------------------

General and administrative expenses decreased 16% to $444,000 during the second quarter of 2004 from $531,000 in the second quarter of 2003. As a percentage of revenue, general and administrative expenses decreased to 10% in the second quarter of 2004 from 17% in the second quarter of 2003. The decrease is primarily attributable to the higher level of revenue combined with a reduction of bad debt expenses associated with improved collection activity.

Interest Income, Net
--------------------

Net interest income decreased $2,000 to $10,000 in the second quarter of 2004 from $12,000 in the second quarter of 2003. The decrease of interest income is generally attributable to less cash on hand than in 2003, as well as an overall reduction in interest rates paid on invested cash.

International Operations
------------------------

Total revenue from the Company's international operations increased during the second quarter of 2004 to $1,752,000 compared to $1,238,000 for the second quarter of 2003. The increase in revenue from international operations was primarily attributable to the increase in revenues from Japan and European operations. International operations generated net income of $223,000 for the second quarter ended June 30, 2004 compared to a net loss of $432,335 in the same quarter in 2003.

Comparison of Six Months Ended June 30, 2004 and 2003
-----------------------------------------------------

Revenues
--------

Revenues increased $3,174,000, or 45%, to $10,300,000 for the six months ended June 30, 2004 from $7,126,000 for the six months ended June 30, 2003. Software license fee revenues increased $3,168,000, or 237%, from the same period last year. Services and maintenance fees for the six months ended June 30, 2004 amounted to $5,798,000, a .1% increase from the same quarter in 2003.

The Company's international operations contributed $3,238,000 of revenues in the first six months of 2004 compared to $2,601,000 in the first six months of 2003. This represents a 24% increase from the same period last year and 31% of total revenues in the first six months of 2004. The increase in revenues is due to the increase in sales from the Company's operations in Japan and Europe partially offset by a slight decrease in sales from operations in Australia.

Software license fee revenues increased 237% to $4,502,000 in the first six months of 2004 from $1,334,000 in the first six months of 2003. The increase is primarily attributable to a number of larger sales that closed during the first half of the year. Astea Alliance license revenues increased $2,786,000 or 209% in the first six months of 2004 from $1,334,000 in the first six months of 2003. There were no license sales of the DISPATCH-1 product during the first six months of 2003 as compared to $383,000 during the same period in 2004.

Services and maintenance revenues increased marginally to $5,798,000 in the first six months of 2004 from $5,792,000 in the first six months of 2003. The increase primarily relates to service and maintenance revenues from Astea Alliance which increased $263,000, or 6%, to $4,659,000 from $4,396,000 in the first six months of 2003. The increase in Astea Alliance service and maintenance revenues is a direct result of the growth of the Astea Alliance customer base. Partially offsetting the increase in Astea Alliance service and maintenance revenues was a decrease of $256,000 in DISPATCH-1 service and maintenance revenues, which resulted from an expected decrease in demand.

Costs of Revenues
-----------------

Cost of software license fees increased 82% to $745,000 in the first six months of 2004 from $410,000 in the first six months of 2003. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $460,000 and $300,000 in the first six months of 2004 and

2003, respectively. The cost of software license fees also increased due to the greater level of software license sales in the first six months of 2004. The software licenses gross margin percentage was 83% in the first six months of 2004 compared to 69% in the first six months of 2003. This increase in gross margin was attributable to the increase in license sales.

Cost of services and maintenance decreased 10% to $3,138,000 in the first six months of 2004 from $3,474,000 in the first six months of 2003. The decrease in cost of service and maintenance is primarily attributed to a reduction in headcount from last year to this year. The services and maintenance gross margin percentage was 46% in the first six months of 2004 compared to 40% in the first six months of 2003. The increase in services and maintenance gross margin was primarily due to increased utilization of Astea Alliance service professionals.

Product Development
-------------------

Product development expense decreased 34% to $721,000 in the first six months of 2004 from $1,094,000 in the first six months of 2003. Gross development expense before capitalization of software costs was $1,281,000 for the first six months of 2004 compared to $1,334,000 for the same period in 2003. The Company includes the capitalization of software costs in product development. Capitalized software totaled $560,000 in the first six months of 2004 compared to $240,000 during the same period in 2003. The increase in software capitalization is a result of product development initiatives geared towards the release of Astea Alliance version 6.7 during the third quarter of 2004. Product development as a percentage of revenues was 7% in the first six months of 2004 compared with 15% in the first six months of 2003. The decrease in margin is the result of the increase in software capitalization combined with the increased sales volume.

Sales and Marketing
-------------------

Sales and marketing expense decreased 6% to $2,922,000 in the first six months of 2004 from $3,098,000 in the first six months of 2003. The decrease in sales and marketing is attributable to a reduction in sales staffing costs partially offset by increased marketing costs related to the increase in marketing initiatives. As a percentage of revenues, sales and marketing expenses decreased to 28% from 43% in the first six months of 2003, which is the direct result of increased revenues and lower costs.

General and Administrative
--------------------------

General and administrative expenses decreased 5% to $1,000,000 in the first six months of 2004 from $1,049,000 in the first six months of 2003. The decrease in general and administrative expenses is due to a reduction in bad debt expense. As a percentage of revenues, general and administrative expenses decreased to 10% from 15% in the first six months of 2003. The decrease is attributable to the significant increase in revenues.

Interest Income, Net
--------------------

Net interest income decreased $10,000 from $29,000 in the first six months of 2003 to $19,000 in the first six months of 2004. The decrease resulted primarily from a decrease in the amount of investments.

International Operations
------------------------

Total revenue from the Company's international operations increased by $637,000, or 24%, to $3,238,000 in the first six months of 2004 from $2,601,000 in the first six months in 2003. The increase in revenue from international operations was primarily attributable to the increase in revenues from Japan operations. International operations generated net income of $168,000 for the first six months ended June 30, 2004 compared to a loss of $541,000 in the same period in 2003.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $1,725,000 for the six months ended June 30, 2004 compared to cash provided by operations of $772,000 for the six months ended June 30, 2003. The increase in cash provided by operations was primarily attributable to a significant increase in revenues.

The Company's investing activities used $594,000 for investing activities in the first six of 2004 compared to using $393,000 in the first six months of 2003. The increase in cash used is attributable to an increase in software capitalization partially offset by a decrease in purchases of property and equipment.

The Company generated $111,000 of cash from financing activities during the six months ended June 30, 2004 and 2003 related to proceeds from the exercise of stock options and the issuance of stock through the employee stock purchase plan.

At June 30, 2004, the Company had a working capital ratio of 1.61:1, with cash, cash equivalents and restricted cash of $5,063,000. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the next twelve months. The Board of Directors from time to time reviews the Company's forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-----------------------------------------------------------------

         Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 2004, the Company's investments consisted of U.S. government commercial paper. The Company does not expect any material loss with respect to its investment portfolio.

         Foreign Currency Risk. The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are denominated in foreign currency. The Company does not expect any material loss with respect to foreign currency risk.

Item 4. CONTROLS AND PROCEDURES
-------------------------------

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2004, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

There were no changes that occurred during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.


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

There have been no changes in securities during the quarter ended June 30, 2004.

Item 3.           Defaults Upon Senior Securities
-------------------------------------------------

There have been no defaults by the Company on any Senior Securities during the quarter ended June 30, 2004.

Item 4.           Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------------

No matters were submitted to a vote of the Company's stockholders during the second quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise. The Annual Meeting of Stockholders of the Company is scheduled for August 19, 2004.

Item 5.           Other Information
-----------------------------------

None.

Item 6.            Exhibits and Reports on Form 8-K
---------------------------------------------------

(A)      Exhibits

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CEO and Principal Executive Officer

          31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CFO and Principal Financial and Chief Accounting Officer

          32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President and Principal Executive Officer

          32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO and Principal Financial and Chief Accounting Officer

(B)      Reports on Form 8-K

         On May 12, 2004, the Company filed a report on Form 8-K with respect to the press release issued as of that date reporting the results for the three months ended March 31, 2004. The Company also announced the appointment of its new Chief Financial Officer, George S. Rapp.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of August 2004.

                                  ASTEA INTERNATIONAL INC.

                                  By:        /s/Zack Bergreen
                                             --------------------------------
                                             Zack Bergreen
                                             Chief Executive Officer
                                             (Principal Executive Officer)

                                  By:        /s/George S. Rapp
                                             --------------------------------
                                             George S. Rapp
                                             Chief Financial Officer
                                             (Principal Financial and Chief
                                             Accounting Officer)