Form 10-Q
period 2004-09-30
ASTEA INTERNATIONAL INC
filed 2004-11-15
CIK 945989

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

For the quarterly period ended          September 30, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from  ____________ to _______________


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

As of November 15, 2004, 2,954,077 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

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

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


                                            ASTEA INTERNATIONAL INC.
                                          CONSOLIDATED BALANCE SHEETS

                                                                      September 30,          December 31,
                                                                          2004                   2003
                                                                       (Unaudited)
                                                                  --------------------------------------------
                                ASSETS
       Current assets:
         Cash and cash equivalents                                     $      3,871,000     $    3,480,000
         Restricted cash                                                        300,000            300,000
         Receivables, net of reserves of $566,788 and $810,000                5,211,000          3,943,000
         Prepaid expenses and other                                             496,000            601,000
                                                                  --------------------------------------------
                 Total current assets                                         9,878,000          8,324,000

       Property and equipment, net                                              416,000            509,000
       Capitalized software, net                                              1,446,000          1,229,000
       Other assets                                                              44,000             34,000
                                                                  --------------------------------------------

                  Total assets                                         $     11,784,000     $   10,096,000
                                                                  ============================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
         Accounts payable and accrued expenses                         $      2,491,000     $    3,003,000
         Deferred revenues                                                    3,438,000          3,359,000
                                                                  --------------------------------------------
                 Total current liabilities                                    5,929,000          6,362,000

       Stockholders' equity:
          Preferred stock, $.01 par value, 5,000,000 shares
             authorized, none issued                                                  -                  -
          Common stock, $.01 par value, 25,000,000 shares
             authorized, 2,996,548 issued                                        30,000             30,000

          Additional paid-in capital                                         22,977,000         22,792,000
          Cumulative translation adjustment                                    (788,000)          (776,000)
          Accumulated deficit                                               (16,154,000)       (18,100,000)
          Less: treasury stock at cost, 42,000 and 43,000 shares               (210,000)          (212,000)
                                                                  --------------------------------------------
                           Total stockholders' equity                         5,855,000          3,734,000
                                                                  --------------------------------------------

                 Total liabilities and stockholders' equity            $     11,784,000     $   10,096,000
                                                                  ============================================

                          See accompanying notes to the consolidated financial statements.

                                                 ASTEA INTERNATIONAL INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)


                                                        Three Months                             Nine Months
                                                     Ended September 30,                     Ended September 30,
                                            -------------------------------------- -- -----------------------------------
                                                 2004                 2003                2004                2003
                                            ----------------    ------------------    --------------     ----------------
Revenues:
     Software license fees               $       1,184,000   $           353,000   $     5,686,000   $        1,687,000
     Services and maintenance                    2,820,000             2,491,000         8,619,000            8,283,000
                                         --------------------------------------------------------------------------------

          Total revenues                         4,004,000             2,844,000        14,305,000            9,970,000
                                         --------------------------------------------------------------------------------

Costs and expenses:
     Cost of software license fees                 328,000               170,000         1,073,000              580,000
     Cost of services and maintenance            1,590,000             1,691,000         4,728,000            5,165,000
     Product development                           290,000               622,000         1,012,000            1,715,000
     Sales and marketing                         1,192,000             1,388,000         4,114,000            4,486,000
     General and administrative                    467,000               564,000         1,467,000            1,613,000
                                         --------------------------------------------------------------------------------

          Total costs and expenses               3,867,000             4,435,000        12,394,000           13,559,000
                                         --------------------------------------------------------------------------------

Income (loss) from operations                      137,000            (1,591,000)        1,911,000           (3,589,000)

Interest  income, net                               18,000                11,000            36,000               40,000
                                         --------------------------------------------------------------------------------
Income (loss) before income taxes                  155,000           (1,580,000)         1,947,000           (3,549,000)

Income tax expense                                       -                     -                 -                    -
                                         --------------------------------------------------------------------------------

Net income (loss)                        $         155,000   $       (1,580,000)   $     1,947,000   $        (3,549,000)
                                         ================================================================================

Basic net income (loss) per share        $            0.05   $            (0.54)   $          0.66   $            (1.21)
                                         ================================================================================

Diluted net income (loss) per share                   0.05                 (0.54)             0.66                (1.21)
Shares outstanding used in
     computing basic income
     (loss) per share                            2,954,000             2,922,000         2,940,000            2,922,000
                                         --------------------------------------------------------------------------------
Shares outstanding used in
     computing diluted income (loss)
     per share                                   2,992,000             2,922,000         2,964,000            2,922,000
                                         ================================================================================




                             See accompanying notes to the consolidated financial statements.


                            ASTEA INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     For the Nine Months
                                                                                     Ended September 30,
                                                                                    2004              2003
                                                                              -----------------------------------
Cash flows from operating activities:
   Net income (loss)                                                            $  1,947,000      $ (3,549,000)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
        operating activities:
        Depreciation and amortization                                                961,000           693,000
        Provision for doubtful accounts                                                    -           215,078
        Changes in operating assets and liabilities:
            Receivables                                                           (1,312,000)        4,084,922
            Prepaid expenses and other                                               105,000          (172,000)
            Other assets                                                             (10,000)           (1,000)
            Accounts payable and accrued expenses                                   (438,000)         (832,000)
            Deferred revenues                                                         78,000        (1,002,000)
                                                                              ----------------- -----------------

 Net cash provided by operating activities                                         1,331,000          (563,000)
                                                                              ----------------- -----------------

Cash flows from investing activities:
   Purchases of property and equipment                                              (123,000)         (198,000)
   Capitalized software development costs                                           (969,000)         (360,000)
                                                                              ----------------- -----------------

Net cash used in investing activities                                             (1,092,000)         (558,000)
                                                                              ----------------- -----------------

Cash flows from financing activities:
   Proceeds from exercise of stock options and employee stock purchase plan          113,000             4,000
                                                                              ----------------- -----------------

   Effect of exchange rate changes on cash                                            39,000          (101,000)
                                                                              ----------------- -----------------

   Net increase in cash and cash equivalents                                         391,000        (1,218,000)
   Cash, beginning of period
                                                                                   3,480,000         4,967,000
                                                                              ----------------- -----------------

   Cash and cash equivalents balance, end of period                             $  3,871,000      $  3,749,000
                                                                              ================= =================


                        See accompanying notes to the consolidated financial statements.


-------------------------------------------------------

                            ASTEA INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION
------------------------

The consolidated financial statements at September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003 of Astea International Inc. and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's 2003 Annual Report on Form 10-K which are hereby incorporated by reference in this quarterly report on Form 10-Q. Results of operations and cash flows for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year.

2. STOCKHOLDERS' EQUITY/COMPREHENSIVE LOSS
------------------------------------------

The reconciliation of stockholders' equity and comprehensive loss from December 31, 2003 to September 30, 2004 is summarized as follows:



                                                           Cumulative
                                           Additional      Currency
                               Common       Paid-In        Translation     Accumulated     Treasury    Comprehensive
                                Stock       Capital        Adjustment        Deficit        Stock      Income (Loss)
                               ---------- --------------- --------------- --------------- ------------ ----------------

Balance at December 31, 2003    $30,000    $ 22,792,000     $ (776,000)   $ (18,100,000)   $(212,000)   $         -

Issuance of common stock
  under Employee Stock
  Purchase Plan                       -               -         (1,000)           2,000            -
Exercise of stock options             -         111,000              -                -            -
Stock issued for
satisfaction of
  liability                           -          74,000              -                -            -              -
Cumulative translation
   adjustment                         -               -        (12,000)               -            -        (12,000)

Net income for the period             -               -              -        1,947,000            -      1,947,000
                               ---------- --------------- --------------- --------------- ------------ ----------------

Balance  at  September   30,
2004                            $30,000    $ 22,977,000     $ (788,000)    $(16,154,000)   $(210,000)   $ 1,935,000
                               ========== =============== =============== =============== ============ ================



3. CHANGE IN ACCOUNTING ESTIMATE
--------------------------------

During the first quarter of 2004, the Company re-evaluated the estimated lives of its capitalized software assets related to licenses and determined that the estimated life of three years currently used should be reduced to two years, based on the rate of product release and the current sales trend. The impact of the change in the estimated life resulted in an increase in amortization, and reduction in net income, of $129,000, or $0.04 per diluted share for the three months ended September, 2004 and $295,000 or $0.10 per diluted share for the nine months ended September 30, 2004.

4. INCOME TAX EXPENSE
---------------------

The Company has utilized a portion of its net operating loss carry forwards for the three months and nine months ended September 30, 2004 to reduce any tax provisions on its pre-tax income. At September 30, 2004, the Company maintains a 100% valuation allowance for its remaining net deferred tax assets based on the uncertainty of the realization of future taxable income.

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




                                              Three months ended                      Nine months ended
                                                 September 30,                          September 30,
                                        ---------------------------------      ----------------------------------
                                             2004              2003                 2004               2003
                                        --------------- -- -------------- ---- -------------- -- ----------------
                                          (unaudited)        (unaudited)          (unaudited)        (unaudited)

Net income (loss) - as reported          $        155,000   $   (1,580,000)    $      1,947,000     $   (3,549,000)

Add:  Stock-based compensation
   included in net income as
   reported, net or related tax
effects                                            -                 -                   -                  -

Deduct stock-based compensation
   determined under fair value based
   methods for all awards, net of
   related tax effects                       (76,000)             (109,000)           (180,000)           (318,000)

Net income (loss) - pro forma            $    79,000        $   (1,689,000)    $     1,767,000      $   (3,867,000)

Basic income per share -
   as reported                           $      0.05        $        (0.54)    $        0.66        $        (1.21)

Diluted income (loss) per share as
   reported                              $      0.05        $        (0.54)    $        0.66        $        (1.21)

Basic income (loss) per share -
   pro forma                             $      0.03        $        (0.58)    $        0.60        $        (1.32)

Diluted income (loss) per share pro
   forma                                 $      0.03        $        (0.58)    $        0.60        $        (1.32)




The weighted average fair value of those options granted during the quarters ended September 30, 2004 was estimated at $7.61. There were no options granted during the third quarter of 2003. The weighted average fair value of those options granted during the nine months ended September 30, 2004 and 2003 was estimated at $5.06 and $3.15. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.11% and 3.61% for 2004 and 2003 grants, respectively; an expected life of six years;
volatility of 131% and 134%; and a dividend yield of zero for 2004 and 2003 grants, respectively.

6. MAJOR CUSTOMERS
------------------

In the third quarter of 2004, there was one major customer that accounted for 11% of total revenues. In the third quarter of 2003, the Company had no customers that accounted for 10% of its total revenue. For the first nine months of 2004 there was one major customer that accounted for 18% of total revenues and for the first nine months of 2003, there were no customers that accounted for 10% of total revenues.


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

Astea is a global provider of service management software that addresses the unique needs of companies who manage capital equipment, mission critical assets and human capital. Clients included Fortune 500 to mid-size companies which Astea services through company facilities in the United States, United Kingdom, Australia, The Netherlands and Israel. Astea Alliance supports the complete service lifecycle, from lead generation and project quotation to service and billing through asset retirement. It integrates and optimizes critical business processes for Contact Center, Field Service, Depot Repair, Logistics, Professional Services, and Sales and Marketing. Astea extends its applications with portal, analytics and mobile solutions. Astea Alliance provides service organizations with technology-enabled business solutions that improve profitability, stabilize cash-flows and reduce operational costs through automating and integrating key service, sales and marketing processes. Since its inception in 1979, Astea has licensed applications to companies in a wide range of sectors including information technology, telecommunications, instruments and controls, business systems, and medical devices.

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

Revenue Recognition
-------------------

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

Capitalized Software Research and Development Costs

The Company accounts for its internal software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," under which the Company is required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. Accordingly, all costs incurred subsequent to attaining technological feasibility are capitalized and amortized over a period not to exceed three years. The establishment of technological  feasibility  and the  ongoing  assessment  of  recoverability  of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized, using the straight-line method, on a product-by-product basis over the estimated life. During the first quarter of 2004, the Company revised the estimated life for its capitalized software products from three years to two years based on current sales trends and the rate of product releases. All research and development expenditures are charged to research and development expense in the period incurred.

Results of Operations
---------------------

Comparison of Three Months Ended September 30, 2004 and 2003
------------------------------------------------------------

Revenues
--------

Revenues increased $1,160,000, or 41%, to $4,004,000 for the three months ended September 30, 2004 from $2,844,000 for the three months ended September 30, 2003. Software license fee revenues increased $831,000, or 235%, from the same period last year. Services and maintenance fees for the three months ended September 30, 2004 amounted to $2,820,000, a 13% increase from the same quarter in 2003.

The Company's international operations contributed $1,542,000 of revenues in the third quarter of 2004 which was a 54% increase over revenues generated during the third quarter of 2003. The Company's revenues from international operations amounted to 39% of the total revenue for the third quarter in 2004 compared to 35% of total revenues for the same quarter in 2003. The increase in revenues is due to the increase in sales from the Company's operations in Europe.

Software license fee revenues increased 235% to $1,184,000 in the third quarter of 2004 from $353,000 in the third quarter of 2003. Astea Alliance license revenues increased $628,000 or 178%, to $981,000 in the third quarter of 2004 from $353,000 in the third quarter of 2003. The increase, in part, is attributable to one major customer that accounted for 11% of total revenue in the third quarter of 2004. The Company also sold $200,000 of additional DISPATCH-1 licenses to an existing customer. There were no license sales of DISPATCH-1 in the third quarter of 2003. Additionally, sales improved as a result of greater acceptance of our vision and an improving economy.

Services and maintenance revenues increased to $2,820,000 in the third quarter of 2004 from $2,491,000 in the third quarter of 2003. The Astea Alliance service and maintenance revenues increased by $514,000 or 27% compared to the third quarter of 2003. This increase was offset by a $183,000 decrease in DISPATCH-1 service and maintenance revenues, which resulted from an expected decrease in demand.

Costs of Revenues
-----------------

Cost of software license fees increased 93% to $328,000 in the third quarter of 2004 from $170,000 in the third quarter of 2003. Included in the cost of software license fees is the fixed cost of capitalized software amortization. During the first quarter of 2004, the Company revised the estimated useful life of its capitalized software products from 3 years to 2 years. This revision increased amortization for the period to $291,000 as compared to $150,000 in the third quarter of 2003. The cost of software license fees also increased due to the greater level of software license sales. The software licenses gross margin percentage was 72% in the third quarter of 2004 compared to 52% in the third quarter of 2003. The increase in gross margin was attributable to the mix of products sold in 2004 as well as the relationship of the fixed cost of amortized capitalized software to a lower level of sales in 2003.

Cost of services and maintenance decreased 6% to $1,590,000 in the third quarter of 2004 from $1,691,000 in the third quarter of 2003. The decrease in cost of service and maintenance is primarily attributed to a reduction in headcount from last year to this year. The services and maintenance gross margin percentage was 44% in the third quarter of 2004 compared to 32% in the third quarter of 2003. The increase in services and maintenance gross margin was primarily due to increased utilization of Astea Alliance service professionals.

Product Development
-------------------

Product development expense decreased 53% to $290,000 in the third quarter of 2004 from $622,000 in the third quarter of 2003. Gross development expense before capitalization of software costs was $699,000 in the third quarter of 2004 compared to $742,000 during the same period in 2003. The Company includes the capitalization of software costs in product development. Capitalized software totaled $409,000 in the third quarter of 2004 compared to $120,000 during the same period in 2003. The increase in software capitalization is a result of product development initiatives geared towards the release of Astea Alliance version 6.7 during the third quarter of 2004, as well as development costs associated with a new version anticipated to be released at year end. Product development expense as a percentage of revenues decreased to 7% in the third quarter of 2004 compared with 22% in the third quarter of 2003.

Sales and Marketing
-------------------

Sales and marketing expense decreased 14% to $1,192,000 in the third quarter of 2004 from $1,388,000 in the third quarter of 2003. The decrease in sales and marketing is attributable to a reduction in sales staffing costs, as well as lower expenses related to the timing of marketing initiatives. As a percentage of revenues, sales and marketing expenses decreased to 30% in 2004 from 49% in the third quarter of 2003.

General and Administrative
--------------------------

General and administrative expenses decreased 17% to $467,000 during the third quarter of 2004 from $564,000 in the third quarter of 2003. As a percentage of revenue, general and administrative expenses decreased to 12% in the third quarter of 2004 from 20% in the third quarter of 2003. The decrease is primarily attributable to the higher level of revenue combined with a reduction of bad debt expenses associated with improved collection activity.

Interest Income, Net
---------------------

Net interest income increased $7,000 to $18,000 in the third quarter of 2004 from $11,000 in the third quarter of 2003. The increase of interest income is generally attributable to more cash on hand than in 2003, as well as an overall rise in interest rates paid on invested cash.

International Operations
------------------------

Total revenue from the Company's international operations increased during the third quarter of 2004 to $1,542,000 compared to $998,000 for the third quarter of 2003. The increase in revenue from international operations was primarily attributable to the increase in revenues from European operations. International operations generated net income of $67,000 for the third quarter ended September 30, 2004 compared to a net loss of $287,000 in the same quarter in 2003.

Comparison of Nine Months Ended September 30, 2004 and 2003
-----------------------------------------------------------

Revenues
--------

Revenues increased $4,335,000, or 43%, to $14,305,000 for the nine months ended September 30, 2004 from $9,970,000 for the nine months ended September 30, 2003. Software license fee revenues increased $3,999,000, or 237%, from the same period last year. Services and maintenance fees for the nine months ended September 30, 2004 amounted to $8,619,000, a 4% increase from the same quarter in 2003.

The Company's international operations contributed $4,780,000 of revenues in the first nine months of 2004 compared to $3,599,000 in the first nine months of 2003. This represents a 33% increase from the same period last year and 33% of total revenues in the first nine months of 2004. The increase in revenues is due to the increase in sales from the Company's operations in Japan and Europe partially offset by a slight decrease in sales from operations in Australia.

Software license fee revenues increased 237% to $5,686,000 in the first nine months of 2004 from $1,687,000 in the first nine months of 2003. The increase is primarily attributable to a number of larger sales that closed during the first nine months of the year. Astea Alliance license revenues increased $3,414,000 or 202% in the first nine months of 2004 from $1,687,000 in the first nine months of 2003. There were no license sales of the DISPATCH-1 product during the first nine months of 2003 as compared to $585,000 during the same period in 2004. Additionally, sales improved as a result of greater acceptance of our vision and an improving economy.


Services and maintenance revenues increased 4% to $8,619,000 in the first nine months of 2004 from $8,283,000 in the first nine months of 2003. The increase primarily relates to service and maintenance revenues from Astea Alliance which increased $775,000, or 12%, to $7,065,000 from $6,290,000 in the first nine months of 2003. The increase in Astea Alliance service and maintenance revenues is a direct result of the growth of the Astea Alliance customer base. Partially offsetting the increase in Astea Alliance service and maintenance revenues was a decrease of $439,000 in DISPATCH-1 service and maintenance revenues, which resulted from an expected decrease in demand.

Costs of Revenues
-----------------

Cost of software license fees increased 85% to $1,073,000 in the first nine months of 2004 from $580,000 in the first nine months of 2003. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $752,000 and $450,000 in the first nine months of 2004 and 2003, respectively. The cost of software license fees also increased due to the greater level of software license sales in the first nine months of 2004. The software licenses gross margin percentage was 81% in the first nine months of 2004 compared to 66% in the first nine months of 2003. This increase in gross margin was attributable to the mix of products sold in 2004, as well as the relationship of the fixed cost of amortized capital software to a lower level of sales in 2003.

Cost of services and maintenance decreased 8% to $4,728,000 in the first nine months of 2004 from $5,165,000 in the first nine months of 2003. The decrease in cost of service and maintenance is primarily attributed to a reduction in headcount from last year to this year. The services and maintenance gross margin percentage was 45% in the first nine months of 2004 compared to 38% in the first nine months of 2003. The increase in services and maintenance gross margin was primarily due to increased utilization of Astea Alliance service professionals.

Product Development
-------------------

Product development expense decreased 41% to $1,012,000 in the first nine months of 2004 from $1,715,000 in the first nine months of 2003. Gross development expense before capitalization of software costs was $1,979,000 for the first nine months of 2004 compared to $2,075,000 for the same period in 2003. The Company includes the capitalization of software costs in product development. Capitalized software totaled $968,000 in the first nine months of 2004 compared to $450,000 during the same period in 2003. The increase in software capitalization is a result of product development initiatives geared towards the release of Astea Alliance version 6.7 during the third quarter of 2004, as well as development cost associated with a new version anticipated to be released at year end. Product development as a percentage of revenues was 7% in the first nine months of 2004 compared with 17% in the first nine months of 2003.

Sales and Marketing
-------------------

Sales and marketing expense decreased 8% to $4,114,000 in the first nine months of 2004 from $4,486,000 in the first nine months of 2003. The decrease in sales and marketing is attributable to lower staffing costs. As a percentage of revenues, sales and marketing expenses decreased to 29% from 45% in the first nine months of 2003, which is the direct result of increased revenues and lower costs.

General and Administrative
--------------------------

General and administrative expenses decreased 9% to $1,467,000 in the first nine months of 2004 from $1,613,000 in the first nine months of 2003. The decrease in general and administrative expenses is due to a reduction in bad debt expense. As a percentage of revenues, general and administrative expenses decreased to 10% from 16% in the first nine months of 2003. The decrease is attributable to the significant increase in revenues.

Interest Income, Net
--------------------

Net interest income decreased $4,000 from $40,000 in the first nine months of 2003 to $36,000 in the first nine months of 2004. The decrease resulted primarily from a decrease in the amount of investments.

International Operations
------------------------

Total  revenue  from  the  Company's   international   operations  increased  by
$1,181,000, or 33%, to $4,780,000 in the first nine months of 2004 from $3,599,000 in the first nine months in 2003. The increase in revenue from international operations was primarily attributable to the increase in revenues from Japan and Europe operations. International operations generated net income of $211,000 for the first nine months ended September 30, 2004 compared to a loss of $828,000 in the same period in 2003.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $1,331,000 for the nine months ended September 30, 2004 compared to net cash used in operating activities of $563,000 for the nine months ended September 30, 2003. The increase in cash provided by operations was primarily attributable to a significant increase in revenues.

The Company's investing activities used $1,092,000 for investing activities in the first nine months of 2004 compared to using $558,000 in the first nine months of 2003. The increase in cash used is attributable to an increase in software capitalization partially offset by a decrease in purchases of property and equipment.

The Company generated $113,000 of cash from financing activities during the nine months ended September 30, 2004 and 2003 related to proceeds from the exercise of stock options and the issuance of stock through the employee stock purchase plan.

At September 30, 2004, the Company had a working capital ratio of 1.67:1, with cash, cash equivalents and restricted cash of $4,171,000. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the next twelve months. The Board of Directors from time to time reviews the Company's forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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


Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------

         Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2004, the Company's investments consisted of U.S. government commercial paper. The Company does not expect any material loss with respect to its investment portfolio.

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



Item 4.    CONTROLS AND PROCEDURES
----------------------------------

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2004, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

There were no changes that occurred during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
---------------------------

Item 1.           Legal Proceedings
------            -----------------

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any legal proceedings, which would, in management's opinion, have a material adverse effect on the Company's business or results of operations.

Item 2.           Changes in Securities and Use of Proceeds
------            -----------------------------------------

There have been no changes in securities during the quarter ended September 30, 2004.

Item 3.           Defaults Upon Senior Securities
------            -------------------------------


There have been no defaults by the Company on any Senior Securities during the quarter ended September 30, 2004.

Item 4.           Submission of Matters to a Vote of Security Holders
------            ---------------------------------------------------


At the Annual Meeting of Stockholders held on August 19, 2004, pursuant to the Notice of Annual Meeting of Stockholders dated July 9, 2004, the following actions were adopted:

1. The election of a board of directors to hold office until the next annual stockholders' meeting or until their respective successors have been elected or appointed.

                                                  Number of Shares
                                           -----------------------------
                                            Voted For         Withheld
                                           -------------    ------------
          Zack B. Bergreen                  2,675,401          12,768
          Adrian A. Peters                  2,651,825          36,344
          Thomas J. Reilly, Jr.             2,651,545          36,624
          Eric S. Siegel                    2,651,245          36,924

2. The ratification of the appointment of BDO Seidman, LLP as independent auditors for the Company for the fiscal year ending December 31, 2004.

                                 Number of Shares
  ------------------------------------------------------------------------------
     Voted For                    Voted Against                   Abstained
  ------------------             -----------------             -----------------

  ------------------
     2,674,077                        1,307                        12,785

No other matters were submitted to a vote of the Company's stockholders during the third quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.


Item 5.           Other Information
-------           ------------------

None.

Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------

(A)      Exhibits

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CEO and Principal Executive Officer

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CFO and Principal Financial and Chief Accounting Officer

         32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President and Principal Executive Officer

         32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO and Principal Financial and Chief Accounting Officer

(B)      Reports on Form 8-K

         On August 12, 2004, the Company filed a report on Form 8-K with respect to the press release issued as of that date reporting the results for the six months ended June 30, 2004.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of November 2004.

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