Form 10-K
period 2004-12-31
ASTEA INTERNATIONAL INC
filed 2005-03-28
CIK 945989

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   -------------------------------------------

                                    FORM 10-K
(Mark One)

 [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934. For The Fiscal Year Ended: December 31, 2004
                                       or

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $.01 par value
                                                             ---------------

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2004 (based on the closing price of $8.92 as quoted by Nasdaq National Market as of such date) was approximately $14,614,082.

As of March 15, 2005, 3,002,398 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

================================================================================
================================================================================



                                TABLE OF CONTENTS

                                                                                                 Page
                  PART I                                                                         ----

Item 1.           Business                                                                        3
Item 2.           Properties                                                                     14
Item 3.           Legal Proceedings                                                              15
Item 4.           Submission of Matters to a Vote of Security Holders                            15

                  PART II

Item 5.           Market for Registrant's Common Equity and Related                              16
                  Stockholder Matters
Item 6.           Selected Financial Data                                                        17
Item 7.           Management's Discussion and Analysis of Financial                              18
                  Condition and Results of Operations
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk                     35
Item 8.           Financial Statements and Supplementary Data                                    36
Item 9.           Changes in and Disagreements with Accountants on                               55
                  Accounting and Financial Disclosure
Item 9A.          Controls and Procedures                                                        55
Item 9B.          Other Information                                                              55

                  PART III

Item 10.          Directors and Officers of the Registrant                                       56
Item 10A.         Departure of Directors or Principal Officers; Election of Directors;
                  Appointment of Principal Officers                                              58
Item 11.          Executive Compensation                                                         59
Item 12.          Security Ownership of Certain Beneficial Owners and                            62
                  Management
Item 13.          Certain Relationships and Related Transactions                                 63
Item 14.          Principal Accountant Fees and Services                                         63


                  PART IV


Item 15.          Exhibits and Financial Statement Schedules.                                    64

                  Signature Page                                                                 67

                  Consent of Independent Certified Public Accountant                             68

                  Certificates                                                                   69




PART I

Item 1.  Business.


General

         Astea International Inc. and subsidiaries (collectively "Astea" or the "Company") develops, markets and supports service management software solutions, which are licensed to companies that sell and service equipment, and/or sell and deliver professional services. Companies invest in Astea's software and services to automate enterprise business processes for purposes of revenue enhancement, cost containment, operational efficiency and improving management's awareness of operational performance through analytical reporting. Customers' return on investment from Astea solutions is achieved through improved management of information, people and cash flows, thereby increasing competitive advantages and customer satisfaction, top-line revenue and profitability.

         Astea solutions are used in industries such as information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management, telecommunications and other industries with equipment sales and service requirements. Astea's strong focus on enterprise solutions for organizations that sell and deliver services is a unique industry differentiator that draws upon the Company's industry experience and core expertise.

         Founded in 1979, Astea is known throughout the industry, largely from its history as a dominant provider of software solutions for field service management and depot repair. Astea has since expanded its product portfolio to also include integrated management applications for sales and marketing, multi-channel customer contact centers, and professional services automation.

         In 2002, Astea began commercial release of its latest Astea Alliance service management suite version 6 products ("Astea Alliance 6") that adapt the Company's domain expertise and integrated business process functionality to the Microsoft.NET Web Services framework. Astea solutions include a variety of Web portal and wireless remote-access capabilities integrating mobile employees, contractors, business partners and customers into an enterprise's consolidated, real-time management of workforce, assets and business relationships.

         Astea's software has been licensed to approximately 600 companies worldwide. Customers range from mid-size organizations to large, multinational corporations with geographically dispersed locations around the globe. The Company markets and supports its products through a worldwide network of direct and indirect sales and services offices with corporate headquarters in the United States and regional headquarters in the United Kingdom and Australia. Sales partners include distributors (value-added resellers, system integrators and sales agents) and OEM partners.

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

                                [GRAPHIC OMITTED]

         Astea Alliance is a service management offering consisting of software applications and services. The software product consists of a series of applications. The offering has been developed as a global solution from the ground up with multi-lingual and multi-currency capabilities.

         Astea Alliance has been designed to address the complete service lifecycle, from lead generation and project quotation to service and billing through asset retirement. It integrates and optimizes critical business processes for Campaigns, Call Center, Depot Repair, Field Service, Logistics, Projects and Sales and Order Processing. Astea extends its application suite with mobile, portals, analytics, tools and services solutions. In order to ensure customer satisfaction and quick return on investment, Astea also offers infrastructure tools and services.

         Astea Alliance is licensed to companies that sell and/or service capital equipment or mission critical assets. Companies invest in Astea's software and services to automate service processes for cost containment, operational efficiency, and management visibility. Customers' return on investment is achieved through improved management of customer information, people and cash flows, thereby increasing competitive advantage and customer satisfaction, top-line revenues and profitability. Astea solutions are used in industries such as information technology, medical devices and diagnostics systems, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management, telecommunications and related industries with equipments sales and service requirements.

         The latest version software, Astea Alliance 6.8, is designed and built with a new system architecture for Web-based deployment using the Microsoft.NET development architecture. Prior to this, products were engineered for Windows client/server technology and marketed as AllianceEnterprise. AllianceEnterprise products included re-engineered and enhanced versions of service modules that were initially introduced as

ServiceAlliance(R) in 1997, and a re-engineered and enhanced version of the Company's sales force automation product that was initially introduced as SalesAlliance in 1999.

         ServiceAlliance and SalesAlliance, the earliest versions of Astea Alliance solutions, were the Company's initial new technology offerings following a long and highly successful history with its DISPATCH-1 legacy system solutions. Astea Alliance solutions have been licensed to over 225 customers worldwide. Market acceptance of Astea Alliance by global and regional companies has continually increased since 2002 and the Company has aggressively pursued opportunities for larger system implementations with mid-size to large enterprises on a worldwide basis.

      The current Astea Alliance offering consists of:

       o    8 Core Applications
       o    Mobile Applications
       o    Extended Portals
       o    Reporting and Analytical Tools
       o    Services
       o    Tools

      Astea Alliance Core Applications:
           Alliance Contact Center
           Alliance Depot Repair
           Alliance Field Service
           Alliance Logistics
           Alliance Marketing Campaigns
           Alliance Order Processing
           Alliance Professional Services
           Alliance Sales

      Astea Alliance Mobile Applications:
           Alliance Notebook for Service
           Alliance Notebook for Sales
           Alliance PocketPC for Service
           Alliance 2-way Paging

      Astea Alliance Extended Portals:
           Customer Self-Service
           Remote Technician

      Astea Alliance Reporting and Analytical Tools:
           Analytics Framework
           Analytical Reports - Field ServiceCore Applications Standard Reports Mobile Applications Standard Reports

      Astea Alliance Services:
           Alliance Consulting
           Alliance Customer Support
           Alliance Education & Training

      Astea Alliance Tools:
           Alliance BizTalk Connector
           Alliance Financial Link
           Alliance Global Database
           Alliance Knowledge Base
           Alliance Links
           Alliance Studio

Astea Alliance Core Applications

Alliance Contact Center

         The Alliance Contact Center application supports call centers, information desks, service hotlines, inside sales and telemarketing activities. Integrated, multi-channel, inbound/outbound capabilities enable customer service representatives to serve prospects and customers in their media of choice, including phone, fax, e-mail or Internet. Integrated customer self-service portals with automated email response, automated call escalation, and interface to Computer Telephony Integration (CTI) systems help streamline customer interaction processes. Work scheduling and demand balancing optimize staff utilization. Employee personal portals with access to comprehensive real-time customer data and decision support tools including intelligent knowledge management and scripting for problem resolution and inside sales drive higher staff productivity. Aside from more efficient customer service and higher levels of customer satisfaction, the objectives of Astea's Alliance Contact Center software are to reduce overhead through improved first-call resolution rates and shorter service-call handling times. A powerful, third-party knowledge base is integrated into this application to further enhance and extend the diagnostic tools available to contact center agents. This optional module is also available for Depot Repair and Field Service applications.

Alliance Depot Repair

         Alliance Depot Repair automates tracking of assets through equipment calibration and repair chains, including merchandise ownership, location, repair status and warranty coverage. Objectives are to gain real-time visibility of all repair chain activities, ensure compliance with warranty and contractual agreements, respond to customer inquiries with up-to-the-minute repair status, collect and analyse repair statistics for product design improvement, and reduce overhead such as inventory carrying costs. Applications support in-house, subcontractor and vendor calibration and repair; customer and vendor exchanges and advance exchanges; equipment on loan; change of ownership; merchandise shipments, cross shipments and pickups; consolidated repair orders; and, storage and refurbishment programs. Integration with other Astea Alliance modules allows repair orders and repair status queries to be initiated from customer contact centers, field service, field sales and warehouses as well as the repair depot.

Alliance Field Service

         The Alliance Field Service core application delivers a robust set of automated capabilities to streamline and improve management of field service activities. By automating workflow field service representatives can more efficiently complete and document assignments, manage vehicle assets, capture expenses and generate revenue through add-on sales during a customer contact. Applications alert dispatchers to contractual minimum response times and expedite coordination of field force skills matching, scheduling, dispatch and repair parts logistics. The Remote Technician portal allows site-based field engineers and other off-site agents secure access to the core system. Mobile tools deliver rich functionality on notebook and PDA platforms that enable field forces to work electronically for receiving, documenting and reporting assignments, eliminating manual procedures, service delays and paper reporting. The software supports all field service categories including equipment installations, break/fix, planned maintenance and meter reading.

Applications can also be integrated with equipment diagnostic systems for fully automated solutions that initiate and prioritize service requests and dispatch assignments to field employees' PDAs without human intervention.

Alliance Logistics

         The Alliance Logistics core application is divided into 3 functional portals. These are Supply Chain, Inventory Management and Reverse Supply Chain, reflecting the diversity of needs in this area. Seamlessly integrated with sales and service applications, Alliance Logistics enables equipment service organizations to control inventory costs, manage assets and implement proactive service management strategies. Automated calculation of stock profiles based on usage eliminates overstocking and dramatically reduces costs associated with storing, depreciating, and insuring inventory. The application supports parts and tools management for effective field service delivery and SLA compliance. Improved cost management improves cash flow by streamlining and shortening the cycles from inventory to usage to billing. Lower logistics costs open opportunities to recognize higher margins on products and services. Key areas to apply Alliance Logistics include asset management, field service parts/tools management, demand fulfillment, and sales fulfilment.

Alliance Marketing Campaigns

         This core application coordinates the planning, execution and analysis of marketing campaigns. The software supports budgeting and tracking complete multi-channel campaigns that integrate advertising, direct mail, email marketing, telemarketing, etc. Electronic campaigns such as email and telemarketing are further supported with list management, script development and user interfaces for campaign execution. Marketing managers can define campaign offerings such as products and services to be sold, pricing and discount tolerances; assign campaign attributes; attach campaign documentation such as descriptive text, images, slogans and lead conversion literature; and monitor and measure response. The big picture view enables managers to assess synergies each channel delivers to an overall campaign and adjust channel details such as prospect lists, scripts, budgets or offering incentives to elicit best results. Integration with other Astea Alliance modules enables equipment and service organizations to leverage abundant customer information for identifying new potential revenue sources and marketing to maximize customer loyalty and sales opportunities.

Alliance Order Processing

         The Alliance Order Processing module provides straightforward functionality for the management of quotations and order fulfillment. Quotations can be created for the sale of products and the provision of field services. Integration with the Approvals process and the Logisitcs and Field Service modules ensure good management control and sustainable promises for delivery. This application is ideally suited to the sale of "consumable products" in association with the provision of equipment-based services, but can be equally applied to the supply of finished products resulting from up-sell and cross-sell opportunities.

Alliance Professional Services

         Alliance Professional Services supports management of knowledge workers, such as deployed by professional services organizations and internal service departments of large organizations. Functionality focuses on planning, deploying and billing service engagements that can extend for days, weeks, months and years. Applications improve resource planning and allocation, workflow management, consultant time and expense reporting, subcontractor and vendor invoice processing, customer billing, and visibility of service engagements. Integration with other Astea Alliance modules delivers an end-to-end solution to market, sell, manage and bill professional services. Capabilities to share sales, service, project, and post-project field service data across the enterprise enable professional services organizations to operate with less overhead, improved cash flow, higher profitability, and more competitive bidding.

Alliance Sales

         Sales consolidates and streamlines enterprise sales processes, from quote generation through order processing, at all points of customer contact including field sales, inside sales, contact center sales and field service sales. Lead-to-close sales process capabilities include integration with Astea Alliance marketing, customer support and field service applications, leveraging all enterprise knowledge pools to increase sales opportunities, margins and close rates. Consolidated views of sales and service data also provide a clearer understanding of enterprise operations to drive strategic business decisions. Sales force automation application automates business rules and practices such as enterprise-defined sales methodologies, sales pipeline management, territory management, contact and opportunity management, forecasting, collaborative team selling and literature fulfillment. The same functionality is delivered to mobile resources via the notebook application - with full two-way data synchronization with the central database, via wired and wireless networks. Other applications prompt customer support and service staff to up-sell and cross-sell during contact with customers.

Astea Alliance Mobile Applications

         Astea provides a family of mobility applications for use away from the base office. These enable customers to match mobile access to field sales and service needs. Untethered wireless applications with synchronized client databases are provided for notebooks and Pocket PC handheld devices. Direct-connect, real-time wireless text messaging is provided for two-way pagers and capable mobile smart phones. The mobile connectivity integrates field sales and service activity with automated front-office processes and eliminates the time, costs, procedural delays and errors of paper reporting. Benefits include reduced field administration costs; electronic data sharing among field and in-house personnel; improved speed, accuracy content and compliance of field reporting; faster sales order processing and customer service invoicing; and other operational efficiencies.

Astea Alliance Extended Portals

         The Alliance Customer Portal is a secure, multi-level entry point that supports unattended e-business transactions for customer self-service and self-sales. Alliance Customer Portal empowers customers and lessens dependence on sales and service staff to conduct transactions that can be performed over the Internet. It reduces routine voice and fax calls to customer contact centers, freeing lines for customers whose critical needs do require assistance from a service representative. The pre-defined Entry-Level, Standard and Enterprise profiles in connection with a flexible and powerful security utility ensure tight control on access to sensitive data and a range of features that can be enabled. It also provides another channel to promote and sell more products and services to an existing customer base. The customer portal can delay or eliminate needs for contact center expansion and associated increases in facility, equipment and staffing costs.

         The Remote Technician Portal provides secure connectivity to the enterprise system from customer sites, technician's homes or other non-corporate locations. The available functionality covers the needs of a mobile service resource in the areas of work and inventory management - equivalent to that available with Alliance Notebook for Service.

Astea Alliance Reporting and Analytics

         For proactive service management, Alliance Analytics provides highly visual, real-time analysis of business performance, focusing on Key Performance Indicators - a tool that facilitates businesses understanding customer behavior. Alliance Analytics enables the viewing of information for the entire enterprise, increasing revenues and identifying new business opportunities. Utilizing a DataMart built with Microsoft's SQL Server 2000 Analysis Services, it helps 'drill down' and `drill across' to focus on the true value of the captured customer information, with views of actionable data at both departmental and enterprise-wide levels. The graphical representation of individual data is available for Field Service, with additional deliveries of Analytical Reports that cover Contact Center, Depot Repair, and Sales and Marketing planned for 2005. This affords businesses the opportunity to focus on critical information that is fundamental to the ongoing attainment of outstanding customer service management. Alliance Analytics has been designed to ensure that users of all kinds have immediate access to crucial information whenever it's needed. In the boardroom, at agent level, or even for your customers, this tool effortlessly allows the viewing of performance data such as performance against service level agreements, contract profitability, product failure rate, repair turn around times, customer satisfaction and engineer efficiency. Reports allow businesses to see how many orders have met their contractual service ETA and how many failed which helping organizations understand customer satisfaction. Workloads show the available working hours at a specific location in contrast with the demand for workforce planning and optimization.

Astea Alliance Services

Alliance Consulting

         Professional Services:
         ----------------------

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

         Technical Services:
         -------------------

         Astea's technical services teams provide services related to installation, data verification, functional design, technical design, system infrastructure setup or changes, customizations, QA activities, testing and go-live support.

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

Alliance Customer Support

         Astea's customer support organization provides customers with telephone and online technical support, as well as product enhancements, updates and new software releases. The company can provide 24X7 "follow-the-sun" support through its global support network. Local representatives support all regions of Astea's worldwide operations. Astea personnel or a distributor's personnel familiar with local business customs and practices provide support in real-time and usually spoken in native languages. Typically, customer support fees are established as a fixed percentage of license fees and are invoiced to customers on an annual basis. Astea's customer support representatives are located in the United States, Europe, Israel and Australia. In addition, Astea provides customer support 24X7 with its self-service portal. The maintenance offering provides customers with support and help desk services, as well as software service packs and release upgrades.

Alliance Education & Training

         Application Training:
         ---------------------

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



         Technical Training:
         -------------------

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

Astea Alliance Tools

Alliance Links

         Alliance Links are a family of enterprise application integration products that interface Astea Alliance to other enterprise systems, such as back-office financial and ERP applications, remote equipment monitoring and diagnostic software, and wireless data transmission services. Alliance Links extend Astea Alliance's return on investment for customers by making all Alliance modules accessible to external software through web services and open, well defined, synchronous and asynchronous application programming interfaces
(APIs) that are XML based.

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

Customers

         The Company estimates that it has sold approximately 600 licenses to customers ranging from small, rapidly growing companies to large, multinational corporations with geographically dispersed operations and remote offices. More than 225 licenses have been sold for Astea Alliance and the remainder for DISPATCH-1. The broad applicability of the Company's products is demonstrated by the wide range of companies across many markets and industries that use one or more of Astea's products, including customers in information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management, telecommunications, and other industries with equipment sales and service requirements. In 2004 there was one major customer that accounted for 15% of total revenues. In 2003 and 2002, no single customer accounted for more than 10% of the Company's revenues.

Sales and Marketing

         The Company markets its products through a worldwide network of direct and indirect sales and services offices with corporate headquarters in the United States and regional headquarters in the United Kingdom (Europe, Middle East and Africa Operations) and Australia (Asia Pacific Operations). Sales partners include distributors (value-added resellers, system integrators and sales agents) and OEM partners. The Company actively seeks to expand its reseller network and establish an international indirect distribution channel targeted at the mid-market tier. See "Certain Factors that May Affect Future Results-- Need to Expand Indirect Sales."

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

         Astea's corporate marketing department is responsible for product marketing, lead generation and marketing communications, including the Company's corporate website, dialogue with high tech industry analysts, trade conferences, advertising, e-marketing, on-line and traditional seminars, direct mail, product collateral and public relations. Based on feedback from customers, analysts, business partners and market data, the marketing department provides input and direction for the Company's ongoing product development efforts and opportunities for professional services. Leads developed from the variety of marketing communications vehicles are routed through the Company's Astea Alliance sales and marketing automation system. The Company also participates in an annual conference for users of Astea's DISPATCH-1 and Astea Alliance products. Conference participants attend training sessions, workshops and presentations, and interact with other Astea product users, Astea management and staff, and technology partners, providing important input for future product direction.

         Astea's international sales accounted for 39% of the Company's revenues in 2004, 34% of the Company's revenues in 2003 and 31% in 2002. See "Certain Factors that May Affect Future Results--Risks Associated with International Sales."

Product Development

         Astea's product development strategy is to provide products that perform with exceptional depth and breadth of functionality and are easy to implement, use and maintain. Products are designed to be flexible, modular and scalable, so that they can be implemented incrementally in phases and expanded to satisfy the evolving information requirements of Astea's clients and their customers. Each product is also designed to utilize n-tier, distributed, thin-client and Web environments that can be powered by multiple hardware platforms and operating systems. To accomplish these goals, the Company uses widely accepted, commercially available application development tools from Microsoft Corporation for Astea Alliance and Progress Software Corporation for DISPATCH-1. These software tools provide the Company's customers with the flexibility to deploy Astea's products across a variety of hardware platforms, operating systems and relational database management systems. The latest Astea Alliance products are currently being engineered for existing and emerging Microsoft technologies such as COM+, Microsoft ComPlus Transactions, Microsoft Message Queuing (MSMQ), Internet Information Server (IIS) and Microsoft.NET Enterprise Servers including Windows 2000 and 2003 Servers, SQL Server and BizTalk Server.

         In addition to product development that is conducted at Company facilities in the United States and Israel, Astea participates in partnerships with complementary technology companies to reduce time-to-market with new product capabilities and continually increase its value proposition to customers.

         The Company's total expenses for product development for the years ended December 31, 2004, 2003 and 2002, were $1,431,00, $2,490,000 and
$1,781,000 respectively; and these expenses amounted to 7%, 19% and 11% of total revenues for 2004, 2003, and 2002, respectively. In addition, the Company incurred capitalized software development costs of $1,380,000, $480,000 and $807,000 in 2004, 2003 and 2002, respectively. During 2004 the Company wrote off $1,155,000 of fully amortized capitalized software for versions that had been deemed no longer useful or functional. Additionally, the Company anticipates that it will continue its consistent and substantial resources on its development effort towards the upgrade of the Astea Alliance suite of products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Factors that May Affect Future Results--Need for Development of New Products."

Manufacturing

         The Company's software products are distributed on CD ROMs and via FTP. Included with the software products are security keys (a software piracy protection) and documentation available on CD ROM and hard copy. Historically, the Company has purchased media and duplicating and printing services for its product packaging from outside vendors.

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

         Competitors vary in size, scope and breadth of the products and services offered. The Company encounters competition generally from a number of sources, including other software companies, third-party professional services organizations that develop custom software, and information systems departments of potential customers developing proprietary, custom software. In the service management marketplace, the Company competes against publicly held companies and numerous smaller, privately held companies. The Company's competitors include Siebel Systems, Inc. ("Siebel"), PeopleSoft Inc., ("PeopleSoft"), acquired by Oracle, SAP AG ("SAP"), Oracle Corporation ("Oracle"), Great Plains Software which was acquired by Microsoft ("Microsoft Great Plains"), Clarify which was acquired by Amdocs Limited ("Amdocs Clarify"), Viryanet Ltd. ("Viryanet") and a number of smaller privately held companies. See "Certain Factors that May Affect Future Results--Competition in the Customer Relationship Management Software Market is Intense."

Licenses and Intellectual Property

         Astea considers its software proprietary and licenses its products to its customers under written license agreements. The Company also employs an encryption system that restricts a user's access to source code to further protect the Company's intellectual property. Because the Company's products allow customers to customize their applications without altering the framework source code, the framework source code for the

Company's products is typically neither licensed nor provided to customers. The Company does, however, license source code from time to time and maintains certain third-party source code escrow arrangements. See "Customers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

 Employees

         As of December 31, 2004, the Company, including its subsidiaries, had a total of 139 full time employees worldwide, 57 in the United States, 21 in the United Kingdom, 5 in the Netherlands, 44 in Israel, 11 in Australia, and 1 in Japan. The Company's future performance depends, in significant part, upon the continued service of its key technical and management personnel and its continuing ability to attract and retain highly qualified and motivated personnel in all areas of its operations. See "Certain Factors that May Affect Future Results--Dependence on Key Personnel; Competition for Employees." None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Corporate History

         The Company was incorporated in Pennsylvania in 1979 under the name Applied System Technologies, Inc. In 1992, the Company changed its name to Astea International Inc. Until 1986, the Company operated principally as a software-consulting firm, providing professional software consulting services on a fee for service and on a project basis. In 1986, the Company introduced its DISPATCH-1 product. In November 1991, the Company's sole stockholder acquired the outstanding stock of The DATA Group Corporation ("Data Group"), a provider of field service software and related professional services for the mainframe-computing environment. Data Group was merged into the Company in January 1994. In February 1995, the Company and its sole stockholder acquired the outstanding stock of Astea Service & Distribution Systems BV ("Astea BV"), the Company's distributor of DISPATCH-1 and related services in Europe. In May 1995, the Company reincorporated in Delaware. In July 1995, the Company completed its initial public offering of Common Stock. In February 1996, the Company merged with Bendata, Inc. In June 1996, the Company acquired Abalon AB. In September 1998 (effective July 1, 1998), the Company sold Bendata, Inc. In December 1998, the Company sold Abalon AB. In December 1997, the Company introduced ServiceAlliance and in October 1999, SalesAlliance, which were subsequently re-engineered into components of the AllianceEnterprise suite introduced in 2001. Through 2001 and into 2002, the Company rebuilt its product functionality for Web-based applications and in August 2003 introduced Astea Alliance 6. The Company released a new system architecture based on Microsoft.NET during the third quarter of 2004.

Item 2.  Properties.

         The Company's headquarters are located in a leased facility of approximately 22,000 square feet in Horsham, Pennsylvania. The Company also leases facilities for operational activities in Culemborg, Netherlands, and Tefen, Israel, and for sales and customer support activities in Cranfield, England and St.

Leonards,   Australia.   The  Company  believes  that  suitable   additional  or
alternative office space will be available in the future on commercially reasonable terms as needed.




Item 3.  Legal Proceedings.

         From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In addition, since the Company enters into a number of large contracts requiring the complex installation of software products and the implementation of considerable professional services over several quarterly periods, the Company is from time to time engaged in discussions and deliberations with customers regarding the adequacy and timeliness of the installation or service, product functionality and features desired by the customer and additional work and service requirement that were not anticipated at the commencement of the project. The Company from time to time will reserve funds for contingencies under contract deliberations. The Company is currently not a party to any material legal proceedings, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's business, financial condition or results of operations.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ATEA." The following table sets forth the high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market for the past two fiscal years:

        2004                                         High           Low
        ---------------------------------------------------------------
        First quarter                               $4.31         $2.41
        Second quarter                              13.75          3.15
        Third quarter                                9.62          5.13
        Fourth quarter                               8.74          6.31

        2003                                         High           Low
        ---------------------------------------------------------------
        First quarter                               $3.10         $2.55
        Second quarter                               4.35          2.65
        Third quarter                                4.40          2.81
        Fourth quarter                               3.50          2.10

         In September 2003, the Company affected a 1:5 reverse stock split. All prices reported for periods prior to the reverse stock split have been adjusted for the reverse stock split.

         As of March 15, 2005, there were approximately 35 holders of record of the Company's Common Stock. (Because "holders of record" include only stockholders listed with the Company's transfer agent and exclude stockholders listed separately with financial nominees, this number does not accurately reflect the actual number of beneficial owners of the Company's Common Stock, of which the Company estimates there were more than 2,700 on such date.) On March 15, 2005, the last reported sale price of the Common Stock on the Nasdaq SmallCap Market was $6.91 per share.

         The Board of Directors from time to time reviews the Company's forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. On June 30, 2000, the Company paid its only dividend since its initial public offering. The dividend was $2.05 per share.



Item 6.  Selected Financial Data.

Years ended December 31,                                          2004        2003        2002        2001        2000
--------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Statement of Income Data: (3)
Revenues:
     Software license fees                                      $  7,992    $  1,935    $  6,504    $  6,384   $   6,554
     Services and maintenance                                     11,325      10,906      10,294      10,973      13,763
                                                                ----------------------------------------------------------

         Total revenues                                           19,317      12,841      16,798      17,357      20,317
                                                                ----------------------------------------------------------

Cost and Expenses:
     Cost of software license fees                                 1,838         898       1,262       1,224       1,199
     Cost of services and maintenance                              6,356       6,963       6,345       6,808      10,928
     Product development                                           1,431       2,490       1,781       2,590       2,744
     Sales and marketing                                           5,565       5,875       6,218       5,396       6,857
     General and administrative (1)                                2,051       2,198       2,426       2,837       4,066
     Restructuring charge (2)                                       --          --          --           333       1,101
                                                                ----------------------------------------------------------

        Total costs and expenses                                  17,241      18,424      18,032      19,188      26,895
                                                                ----------------------------------------------------------

Income(loss) from continuing operations
      before interest and taxes                                    2,076      (5,583)     (1,234)     (1,831)     (6,578)
Net interest income                                                   58          54         106         309       1,496
                                                                ----------------------------------------------------------
Income(loss) from continuing
      operations before income taxes                               2,134      (5,529)     (1,128)     (1,522)

Income tax expense                                                  --          --           200        --            --
                                                                ----------------------------------------------------------
Profit/(Loss) from continuing operations                           2,134      (5,529)     (1,328)     (1,522)     (5,082)
Gain on sale of discontinued operations,
       Net of taxes (4)                                             --          --          --          --           293
                                                                ----------------------------------------------------------

Net Profit/(Loss)                                               $  2,134    $ (5,529)   $ (1,328)   $ (1,522)  $  (4,789)
                                                                ----------------------------------------------------------
Basic income (loss) per share:
      Continuing operations                                     $    .72    $  (1.89)   $  (0.09)  $   (0.10)  $  (0.35)
      Gain on sale of discontinued operations                       --          --          --          --          0.02
                                                                ----------------------------------------------------------

                                                                $    .72    $  (1.89)   $  (0.09)  $   (0.10)  $  (0.33)
                                                                ==========================================================

Diluted income (loss) per share                                 $    .71    $  (1.89)   $  (0.09)  $   (0.10)  $  (0.33)
                                                                ==========================================================
Shares used in computing basic income (loss)
 per share                                                         2,960       2,922       2,921       2,926       2,914
Shares used in computing diluted  income (loss)
per share                                                          3,001       2,922       2,921       2,926       2,914
Balance Sheet Data:
Working capital                                                 $  3,969    $  1,820    $  6,449   $   7,313   $   9,668
Total assets                                                      13,754      10,096      16,443      18,015      21,653
Long-term debt, less current portion                                --          --          --          --            23
Accumulated deficit                                              (15,967)    (18,100)    (12,568)    (11,239)     (9,716)
Total stockholders' equity                                         6,071       3,734       8,998      10,105      11,955




(1) Included in the fourth quarter of 2001 is a restructuring charge of $409,000, which includes cost of consolidating office space and severance of certain personnel. The second quarter of 2000 contains a restructuring charge of $1,101,000, which includes severance costs, an office closing, and other actions aimed at reducing operating expenses. See Note 4 of the Notes to the Consolidated Financial Statements.

(2) Certain reclassifications have been made in prior years due to the implementation of EITF 01-14 (See Note 2 of the Notes to the Consolidated Financial Statements) and the 1:5 reverse stock split which occurred in September 2003 (See Note 3 of the Notes to the Consolidated Financial Statements).

(3) During 2000, the Company reversed $149,000 of excess reserves and received a distribution of unused escrow balance totaling $144,000 related to the 1998 sales of two of its subsidiaries, Bendata Inc. and Abalon AB.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         This document contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward, looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these as well as other risks and uncertainties are described in more detail in this Annual Report on Form 10-K.

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

         Software license fees accounted for 41% of the Company's total revenues in 2004, which was mostly comprised of sales of Astea Alliance. Software license fee revenues also include some fees from the sublicensing of third-party software, primarily relational database licenses. Typically, customers pay a license fee for the software based on the number of licensed users. Depending on the contract terms and conditions, software license fees are recognized as revenue upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. If significant vendor obligations exist at the time of delivery or if the product is subject to uncertain customer acceptance, revenue is deferred until no significant obligations remain or acceptance has occurred.

         The remaining component of the Company's revenues consists principally of fees derived from professional services associated with the implementation and deployment of the Company's software products and maintenance fees for ongoing customer support, primarily external customer technical support services and product enhancements. Professional services (including training) are charged on an hourly or daily basis and billed on a regular basis pursuant to customer work orders. Training services may also be charged on a per-attendee basis with a minimum daily charge. Out-of-pocket expenses incurred by company personnel performing professional services are typically reimbursed by the customer. The Company recognizes revenue from professional services as the services are performed. Maintenance fees are typically paid to the Company under agreements entered into at the time of the initial software license. Maintenance revenue, which is invoiced annually, is recognized ratably over the term of the agreement, which is usually twelve months.

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

Revenue Recognition

         Revenues are recognized in accordance with Statement of Operations Procedures (SOP) 97-2, which provides guidelines on the recognition of software license fee revenue. Principally, license revenue may be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the license fee is fixed and determinable and the collection of the fee is probable. The Company allocates a portion of its software revenue to post-contract support activities or to other services or products provided to the customer free of charge or at non-standard discounts when provided in conjunction with the licensing arrangement. Amounts allocated are based upon standard prices charged for those services or products. Software license fees for resellers or other members of the indirect sales channel are based on a fixed percentage of the Company's standard prices. The Company recognizes software license revenue for such contracts based upon the terms and conditions provided by the reseller to its customer.

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

Capitalized Software Research and Development Costs

         The Company accounts for its internal software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company capitalizes software development costs subsequent to the establishment of technological feasibility through the product's availability for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Development costs associated with product enhancements that extend the original product's life or significantly improve the original product's marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (usually two years), beginning with the initial release to customers. During the first quarter of 2004, the Company revised the estimated life for its capitalized software products from three years to two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of December 31, 2004, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

Recent Accounting Pronouncements

         In December 2004, the FASB issued FAS No. 123( R) , "Share-Based Payment," an amendment of FASB Statements 123 and 95. FAS No, 123( R) replaced FAS No. 123, "Accounting for Stock-Based Compensation," and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal periods beginning after June 15, 2005. This means that the Company will be required to implement FAS No, 123( R) no later than the quarter beginning July 1, 2005. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123( R) on July 1, 2005. The impact on the company's financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted.

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" was issued. FIN 46 provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. In December 31, 2003, the FASB revised and superceded FIN 46 with the issuance of FIN 46R in order to address certain implementation issues that were adopted the first reporting period ending after March 15, 2004. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The adoption of FIN 46 did not have an impact on the Company's financial position or result of operation.

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



Results of Continuing Operations

The following table sets forth, for the periods indicated, selected financial data and the percentages of the Company's total revenues represented by each line item presented for the periods presented:

Years ended December 31,                       2004         2003        2002
--------------------------------------------------------------------------------
Revenues:
    Software license fees                      41.4   %      15.1  %     38.7 %
    Services and maintenance                   58.6          84.9        61.3
                                         ---------------------------------------
        Total revenues                        100.0   %     100.0  %    100.0 %
                                         ---------------------------------------
Costs and expenses:
   Cost of software license fees                9.6   %       6.0  %      7.5 %
   Cost of services and maintenance            32.9          55.2        37.8
   Product development                          7.6          19.4        10.6
   Sales and marketing                         28.8          45.8        37.0
   General and administrative                  10.6          17.1        14.4
                                         ---------------------------------------
        Total costs and expenses               89.5   %     143.5  %    107.3 %
                                         ---------------------------------------

Comparison of Years Ended December 31, 2004 and 2003

         Revenues. Total revenues increased $6,476,000, or 50%, to $19,317,000 for the year ended December 31, 2004 from $12,841,000 for the year ended December 31, 2003. Software license revenues increased by 313% in 2004, compared to 2003. Services and maintenance fees for 2004 amounted to $11,325,000, a 4% increase from 2003.

         Software license fee revenues increased $6,057,000 or 313% to $7,992,000 in 2004 from $1,935,000 in 2003. Astea Alliance license fee revenues increased to $7,187,000 in 2004 from $1,935,000 in 2003, an increase of 271%.
The Company also sold $805,000 of additional DISPATCH-1 licenses to existing customers. There were 6 different license sales of DISPATCH-1 in 2004 as compared to no license sales in 2003. The overall increase in license revenue is primarily the result of greater acceptance of our vision, which resulted in the release of version 6.7. This new version is based completely on .Net, a new Microsoft operating system platform. In addition, there was an overall improvement in our economy over the past year.

         Total services and maintenance revenues increased $419,000 or 4% to $11,325,000 in 2004 from $10,906,000 in 2003. The increase in service and maintenance revenues is attributable to an increase of $1,131,000 in Astea Alliance revenues partially offset by a decrease in DISPATCH-1 revenues of $712,000. Astea Alliance service and maintenance revenues increased to $9,375,000 in 2004 from $8,244,000 in 2003 due to the growing Astea Alliance customer base. DISPATCH-1 service and maintenance revenues decreased 27% to $1,949,000 in 2004 from $2,661,000 in 2003 due to an ongoing decrease in the number of customers under service and maintenance contracts. As a result of the decreasing demand for DISPATCH-1 and the lack of any related product development by the Company, the decrease in service and maintenance revenue is expected to continue in 2005 for DISPATCH-1.

         In 2004 there was one major customer, Carrier Corporation, which accounted for 15% of total revenues compared to 2003 when no customer accounted for more than 10% of the Company's revenues.

         Costs of Revenues. Costs of software license fee revenues increased 140%, or $1,072,000, to $1,838,000 in 2004 from $766,000 in 2003. The increase in cost of sales results from increased amortization of capitalized software and license costs of third party software embedded in the Company's products resulting from the higher volume of license sales. Included in the cost of software license fees is the amortization of capitalized software. Capitalized software amortization increased to $1,088,000 in 2004 from $599,000 in 2003. During the first quarter of 2004, the Company revised the estimated useful life of its software products from three years to two years. The shorter amortization period increased amortization for the year by $489,000 or 81% compared to 2003. In addition, the Company capitalized $1,338,000 of development costs due to its concentrated effort to convert its newest version of service Alliance to the ..Net platform. Accordingly, the increase in amortization of capitalized software is due to both the decrease in amortization period and the increase in development costs capitalized. The gross margin percentage on software license sales increased to 77% in 2004 from 60% in 2003.

         The costs of services and maintenance revenues decreased 10%, or $739,000, to $6,356,000 in 2004 from $7,095,000 in 2003. The decrease in cost of services and maintenance is primarily attributed to a reduction in headcount from last year to this year. The service and maintenance gross margin percentage increased to 44% in 2004 from 35% in 2003. The increased margin is primarily attributable to the decrease in costs and improved utilization of professional services personnel, which contributed to increased revenues.

         Product Development. Product development expenses decreased 41%, or $1,059,000, to $1,431,000 in 2004 from $2,490,000 in 2003. Product development as a percentage of total revenue decreased to 7% in 2004 compared to 19% in 2003. This decline is due to both the increase in revenues as well as the increase in software costs capitalized compared to last year. Gross development expense before the capitalization of software costs were $2,811,000 in 2004 compared to $2,970,000 in 2003. Additionally in 2004, the Company wrote off $1,155,000 of fully amortized software for old versions that had been deemed no longer useful or functional. The Company capitalizes software costs out of product development. Capitalized software totaled $1,380,000 in 2004 compared to $480,000 in 2003. The increase in software capitalization is a result of product development initiatives to convert the Company's product to .NET, a new Microsoft operating system platform through the release of Astea Alliance version 6.7 during the third quarter of 2004, as well as development costs associated with a new version anticipated to be released in the first quarter of 2005.

         Sales and Marketing. Sales and marketing expenses decreased 5%, or $310,000, to $5,565,000 in 2004 from $5,875,000 in 2003. The decrease is primarily the result of a reduction in marketing costs due to the consolidation of worldwide marketing programs into the United States from the Company's foreign operations, reduction of redundant sales personnel throughout the world, partially offset by higher sales commissions on increased software license revenues. The Company continues to focus on improving its market presence through intensified marketing efforts to increase awareness of the Company's products. This occurred through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows and increased investment in lead generation for its sales force. Sales and marketing expense as a percentage of total revenues decreased to 28% in 2004 from 46% in 2003.

         General and Administrative. General and administrative expenses consist of salaries, benefits and related costs for the Company's finance, administrative and executive management personnel, legal costs, accounting costs, bad debt write-offs and various costs associated with the Company's status as a public company. The Company's general and administrative expenses were $2,051,000 in 2004 and $2,198,000 in 2003 representing a 7% decrease. This decrease is primarily due to a decrease in bad debt expense, which is attributable to improvement in customer payment performance and recovery of legal fees in connection with legal action in Europe. As a percentage of total revenues, general and administrative expenses decreased to 11% in 2004 compared to 17% in 2003. The decrease in expenses relative to revenues primarily results from the increase in total revenues generated during 2004.

         Net Interest Income. Net interest income increased $4,000, to $58,000 in 2004 from $54,000 in 2003. This increase was primarily attributable to slight growth in both interest rates and investable funds.

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

         The realizability of the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. The factors used to assess the likelihood of realization are the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax asset. During the year ended December 31, 2004, the Company recorded no tax expense or income tax benefit met and maintained to increase its valuation allowance related to its net deferred tax asset based on an assessment of what portion of the asset is more likely than not to be realized, in accordance with FSAS No. 109. The Company will review this provision periodically in the future as circumstances change.

         International Operations. Total revenue from the Company's international operations increased by $3,254,000, or 75% to $7,565,000 in 2004 from $4,311,000 in 2003. The increase in revenue from international operations was primarily attributable to the increases in license revenues from the Astea Alliance suite. Most of the increase occurred in Europe, where the Company has focused attention on expanding awareness of the Company's products. International revenues from professional services and maintenance increased 9% to $3,857,000 in 2004 from $3,527,000 in 2003. Overall, international operations resulted in net profit of $1,221,000 for 2004 compared to net loss of $1,772,000 in 2003. Operating costs increased slightly due to higher cost of sales on licenses and higher sales commissions, both resulting from the increased level of revenues in 2004 compared to 2003. Accordingly, the increase in international net income of $2,993,000 is approximately the same as the year-to-year increase in revenue. Additionally, the weakening of the U.S. dollar against the foreign currencies in Europe, the Pacific Rim and Israel, contributed to increased revenues upon translation into U.S. currency.

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

         General and Administrative. General and administrative expenses consist of salaries, benefits and related costs for the Company's finance, administrative and executive management personnel, legal costs, accounting costs, bad debt write-offs and various costs associated with the Company's status as a public company. The Company's general and administrative expenses were $2,198,000 in 2003 and $2,426,000 in 2002 representing a 9% decrease. This decrease is primarily due to lower costs related to legal and investor relations' activity and other taxes. Partially offsetting this decrease, the Company experienced an increase in bad debt expense of $277,000, which is attributable to the reserve of license and service revenues related to a customer. As a percentage of total revenues, general and administrative expenses increased to 18% in 2003 compared to 14% in 2002. The increase in expenses relative to revenues primarily results from the decrease in total revenues generated during 2003.

         Restructuring Charge. At the end of December 2001, the Company recorded a restructuring charge of $409,000 in connection with severance costs to downsize the Company's employment roles and eliminate excess office space. Additionally, the Company reversed $76,000 of restructuring costs relating to the 2000 restructuring plan determined to be no longer needed (See Note 4 in the Notes to the Consolidated Financial

Statements). In the fourth quarter of 2002, the Company determined that it had over-accrued $24,000 from its 2001 restructuring charge and, therefore, reversed it. The expense reversal is included in general and administrative expenses.

         Net Interest Income. Net interest income decreased $52,000, to $54,000 in 2003 from $106,000 in 2002. This decrease was primarily attributable to significantly lower interest rates paid in 2003 on invested cash and the reduction in cash balances, which were used to fund operations.


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

Liquidity and Capital Resources

         Net cash provided by operating activities was $2,678,000 for the year ended December 31, 2004 compared to net cash used in operations of $1,200,000 for the year ended December 31, 2003. The increase in cash provided by operations of $3,878,000 was primarily attributable to the swing in net income of $7,663,000 which resulted from a net loss of $5,529,000 in 2003 to net income of $2,134,000 in 2004 and an increase in depreciation and amortization of $465,000, primarily the result of reducing the amortization period of capitalized software from 3 to 2 years. Also contributing to the increase in cash flow was an increase in accounts payable and accrued expenses of $121,000 compared to a decrease of $382,000 in 2003. This change resulted from an increase in overall volume of license sales that included royalties payable to vendors for third party software embedded in the Company's products. In addition, deferred revenues increase by $1,339,000 in 2004 compared to a decrease of $688,000 in 2003. This change was also the result of increased license revenues, which generated new maintenance contracts. Partially offsetting the net increase in cash flows was the use of cash of $7,224,000, which resulted from an increase in accounts receivable in 2004 of $2,272,000 compared to a decrease in accounts receivable of $4,952,000 in 2003. This swing resulted from the increased level of revenues in 2004 compared to 2003.

         The Company used $1,769,000 of cash for investing activities in 2004 compared to using $64,000 in 2003. Most of the increased use of cash resulted from an increase in capitalized software of $1,380,000 compared to $480,000 in 2003. The increase in capitalized software results from the concentrated effort of the Company to convert its software products to the .Net platform as well as expand the functionality of its product suite. In addition, the Company purchased $389,000 of property and equipment compared to $216,000 in 2003. In 2003, the Company terminated a life insurance policy it held on behalf of its Chief Executive Officer and received payment of $632,000 from the cash surrender value of the policy.

         The Company generated $131,000 in financing activities for the year ended December 31, 2004 compared to generating $2,000 for the year ended December 31, 2003. The increase in cash generated by financing activities was principally attributable to the exercise of company stock options in 2004.

         At December 31, 2004, the Company had a working capital ratio of approximately 1.5:1, with total cash of $4,483,000. The Company has projected revenues for 2005 that will generate enough funds to sustain its continuing operations. However, if current projections trail expectations, the Company has plans in place to reduce operating expenditures appropriately in order to continue to fund all required expenditures. The Board of Directors from time to time reviews the Company's forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.
The Company does not plan any significant capital expenditures in 2005. In addition, it does not anticipate that its operations or financial condition will be affected materially by inflation.

Contractual Obligations and Commercial Commitments



         The following tables summarize our contractual and commercial obligation as of December 31, 2005:

                                                   Payment Due By Period
                                   2005         2006-2007       2008-2009     2010 and after        Total
                               ----------       ----------      ----------    --------------    ----------
 Contractual Cash
   Obligations:
   Long-term Debt              $     --         $       --     $        --                     $       --
   Capital Leases                    --                 --              --                             --
   Operating Leases            $873,000         $1,583,000     $ 1,119,000                     $3,575,000


                                        Amounts of Commitment Expiration Per Period
                                   2005         2006-2007      2008-2009     2010 and after         Total
                               ----------       ----------      ----------    --------------    ----------
 Other Commercial
   Commitments:
   Letters of Credit           $300,000         $       --     $        --    $        --      $  300,000




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


Recent History of Net Losses

         The Company has a history of net losses. Although the Company generated net income of $2.1 million in 2004, it incurred net losses of approximately $5.5 million in fiscal 2003, $1.3 million in fiscal 2002 and $1.5 million in fiscal 2001. As of December 31, 2004, stockholders' equity is approximately $6.0 million, which is net of an accumulated deficit of approximately $16.0 million. Moreover, the Company expects to continue to incur additional operating expenses for research and development. As a result, the Company will need to generate significant revenues to achieve and maintain profitability. The Company may not be able to achieve the necessary revenue growth or profitability in the future. If the Company does not attain or sustain profitability or raise additional equity or debt in the future, the Company may be unable to continue its operations.

Uncertain Market Acceptance of  Astea Alliance; Decreased Revenues from
DISPATCH-1

         In each of 2004, 2003, and 2002 14%, 21%, and 24% respectively, of the Company's total revenues was derived from the licensing of DISPATCH-1 and the providing of professional services in connection with the implementation, deployment and maintenance of DISPATCH-1 installations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company originally introduced Astea Alliance in August 1997 in order to target a market segment in which DISPATCH-1 was not cost-effective or attractive. Subsequent, rapid changes in technology have now positioned the Astea Alliance suite, introduced in 2001 and which includes the Astea Alliance functionality, to supercede DISPATCH-1 as the company's flagship product. As a result, there are no license sales planned or anticipated for DISPATCH-1 to new customers. Total license revenues from DISPATCH-1 was $805,000 in 2004. There were no license revenues of DISPATCH-1 in 2003. Total DISPATCH-1 revenues have declined in each of the last three fiscal years and that trend is expected to continue and accelerate.

         While the Company has licensed Astea Alliance to over 225 companies worldwide in 1998 through 2004, revenues from sales of Astea Alliance alone are not yet sufficient to support the expenses of the Company. The Company's future success will depend mainly on its ability to increase licenses of the Astea Alliance suite offerings, on developing new products and product enhancements to complement its existing product offerings, on its ability to continue support and maintenance revenues from DISPATCH-1, and on its ability to control its operating expenses. Any failure of the Company's products to achieve or sustain market acceptance, or of the Company to sustain its current position in the Customer Relationship Management software market, would have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will be able to increase demand for Astea Alliance, obtain an acceptable level of support and maintenance revenues from DISPATCH-1, or to lower its expenses, thereby avoiding future losses.

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

         The Company's application environment relies primarily on software development tools from Microsoft Corporation in the case of Astea Alliance, and Progress Software Corporation, in the case of DISPATCH-1. If alternative software development tools were to be designed and generally accepted by the marketplace, we could be at a competitive disadvantage relative to companies employing such alternative developmental tools.

Burdens of Customization

         Certain of the Company's clients request customization of Astea Alliance products to address unique characteristics of their businesses or computing environments. In these situations, the Company applies contract accounting to determine the recognition of license revenues. The Company's commitment to customization could place a burden on its client support resources or delay the delivery or installation of products, which, in turn, could materially adversely affect its relationship with significant clients or otherwise adversely affect business and results of operations. In addition, the Company could incur penalties or reductions in revenues for failures to develop or timely deliver new products or product enhancements under development agreements and other arrangements with customers. If customers are not able to customize or deploy the Company's products successfully, the customer may not complete expected product deployment, which would prevent recognition of revenues and collection of amounts due, and could result in claims against the Company.

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

Fluctuations in Quarterly Operating Results Due to Seasonal Factors

         The Company expects to experience fluctuations in the sale of licenses for its products due to seasonal factors. The Company has experienced and anticipates that it may experience relatively lower sales in the first fiscal quarter due to patterns in capital budgeting and purchasing cycles of current and prospective customers. The Company also expects that sales may decline during the summer months of its third quarter, particularly in the European markets. Moreover, the Company generally records most of its total quarterly license revenues in the third month of the quarter, with a concentration of these revenues in the last half of that third month. This concentration of license revenues is influenced by customer tendencies to make significant capital expenditures at the end of a fiscal quarter. The Company expects these revenue patterns to continue for the foreseeable future. Thus, its results of operations may vary seasonally in accordance with licensing activity, and will also depend upon recognition of revenue from such licenses from time to time. The Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

Risks Associated with International Sales

         Astea's international sales accounted for 39% of the Company's revenues in 2004, 34% in 2003, and 31% in 2002. The Company expects that international sales will continue to be a significant component of its business. In the Company's efforts to expand its international presence, it will face certain risks, which it may not be successful in addressing. These risks include:

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

Possible Volatility of Stock Price

         The market price of the Common Stock has in the past been, and may continue to be, subject to significant fluctuations in response to, and may be adversely affected by, variations in quarterly operating results, changes in earnings estimates by analysts, developments in the software industry, and adverse earnings or other financial announcements of the Company's customers as well as other factors. In addition, the stock market can experience extreme price and volume fluctuations from time to time, which may bear no meaningful relationship to the Company's performance. Broad market fluctuations, as well as economic conditions generally and in the software industry specifically, may result in material adverse effects on the market price of the Company's common stock.

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

Nasdaq SmallCap Market Compliance Requirements

         The Company's common stock trades on The Nasdaq SmallCap Market, which has certain compliance requirements for continued listing of common stock, including a series of financial tests relating to shareholder equity, public float, number of market makers and shareholders, and maintaining a minimum bid price per share for the Company's common stock. The result of delisting from The NASDAQ SmallCap Market could be a reduction in the liquidity of any investment in the Company's common stock and a material adverse effect on the price of its common stock. Delisting could reduce the ability of holders of the Company's common stock to purchase or sell shares as quickly and as inexpensively as they could have done in the past. This lack of liquidity would make it more difficult for the Company to raise capital in the future. Although the Company is currently in compliance with all continued listing requirements of Nasdaq SmallCap, there can be no assurance that the Company will be able to continue to satisfy such requirements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company is currently in the process of revamping its investment portfolio. As a result, as of December 31, 2004, the Company's investments consisted of commercial paper. The Company does not expect any material loss with respect to its investment portfolio.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Astea International Inc.

         We have audited the accompanying consolidated balance sheets of Astea International Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astea International Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


\s\BDO Seidman, LLP
--------------------
BDO Seidman, LLP

Philadelphia, PA
February 25, 2005



                                        ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                                                 CONSOLIDATED BALANCE SHEETS


        December 31,                                                        2004               2003
        ---------------------------------------------------------------------------------------------------

                                     ASSETS
        Current assets:
          Cash and cash equivalents                                       $ 4,483,000        $ 3,480,000
          Restricted cash                                                     300,000            300,000
          Receivables, net of reserves of  $411,000 and $810,000            6,428,000          3,943,000
          Prepaid expenses and other                                          441,000            601,000
                                                                        --------------     --------------

           Total current assets
                                                                           11,652,000          8,324,000
                                                                        --------------     --------------

        Property and equipment, net
                                                                              548,000            509,000
        Capitalized software development costs, net
                                                                            1,520,000          1,229,000
        Other assets                                                           34,000             34,000
                                                                        --------------     --------------

           Total assets                                                   $13,754,000        $10,096,000
                                                                        ==============     ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
          Accounts payable and accrued expenses                           $ 3,194,000        $ 3,003,000
          Deferred revenues
                                                                            4,489,000          3,359,000
                                                                        --------------     --------------

            Total current liabilities                                       7,683,000          6,362,000
                                                                        --------------     --------------


        Commitments and Contingencies

        Stockholders' equity:
           Preferred stock, $.01 par value, 5,000,000 shares
             authorized, none issued                                               --                 --
           Common stock, $.01 par value, 25,000,000 shares
             authorized, 3,002,000 and 2,965,000  shares issued,
             respectfully                                                      30,000             30,000
           Additional paid-in capital                                      22,997,000         22,792,000
           Accumulated comprehensive loss -
             translation adjustment
                                                                             (779,000)          (776,000)
           Accumulated deficit
                                                                          (15,967,000)       (18,100,000)
           Less:  Treasury stock at cost, 43,000 and 44,000
        shares                                                               (210,000)          (212,000)
                                                                        --------------     --------------

                  Total stockholders' equity                                6,071,000          3,734,000
                                                                        --------------     --------------

                  Total liabilities and stockholders' equity              $13,754,000        $10,096,000
                                                                        ==============     ==============


        See accompanying notes to the consolidated financial statements.




                    ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,                                           2004           2003            2002
-----------------------------------------------------------------------------------------------------------

Revenues:
    Software license fees                                     $  7,992,000    $  1,935,000     $  6,504,000
    Services and maintenance                                    11,325,000      10,906,000       10,294,000
                                                              ---------------------------------------------
          Total revenues                                        19,317,000      12,841,000       16,798,000
                                                              ---------------------------------------------

Costs and expenses:
      Cost of software license fees                              1,838,000         766,000        1,262,000
      Cost of services and maintenance                           6,356,000       7,095,000        6,345,000
      Product development                                        1,431,000       2,490,000        1,781,000
      Sales and marketing                                        5,565,000       5,875,000        6,218,000
      General and administrative                                 2,051,000       2,198,000        2,426,000
                                                              ---------------------------------------------

          Total costs and expenses                              17,241,000      18,424,000       18,032,000
                                                              ---------------------------------------------

Income (loss) from operations                                    2,076,000      (5,583,000)      (1,234,000)

Interest income                                                     58,000          58,000          112,000
Interest expense                                                      --            (4,000)          (6,000)
                                                              ---------------------------------------------
Income (loss) before income taxes                                2,134,000      (5,529,000)      (1,128,000)
Income tax expense                                                    --              --            200,000
                                                              ---------------------------------------------
Net income (loss)                                             $  2,134,000    $ (5,529,000)    $ (1,328,000)
                                                              =============================================
Basic net income (loss) per share                             $        .72    $      (1.89)    $      (0.45)
                                                              =============================================
Diluted net income (loss) per share                           $        .71    $      (1.89     $      (0.45)
                                                              =============================================
Weighted average shares used in computing basic net income
(loss) per share                                                 2,960,000       2,922,000        2,921,000
                                                              ---------------------------------------------
Weighted average shares used in computing diluted net
income
  (loss)per share                                                3,001,000       2,922,000        2,921,000
                                                              =============================================


        See accompanying notes to the consolidated financial statements.




                                                                      ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                   Additional   Accumulated                                Total
                                         Common     Paid-in    Comprehensive  Accumulated     Treasury  Stockholders' Comprehensive
                                          Stock     Capital         Loss        Deficit         Stock      Equity      Income(Loss)
                                       --------------------------------------------------------------------------------------------
Balance, January 1, 2002                 148,000   22,674,000   (1,256,000)   (11,239,000)    (222,000)   10,105,000

      Issuance of common stock under
        employee stock purchase plan        --           --           --           (1,000)       5,000         4,000
      Comprehensive income                  --           --        217,000           --           --         217,000  $    217,000
      Net loss                              --           --           --       (1,328,000)        --      (1,328,000)   (1,328,000)
                                       --------------------------------------------------------------------------------------------
Balance, December 31, 2002               148,000   22,674,000   (1,039,000)   (12,568,000)    (217,000)    8,998,000  $ (1,111,000)
                                                                                                                      ============

      Reverse stock split               (118,000)     118,000         --             --           --            --
      Issuance of common stock under
        employee stock purchase plan        --           --           --           (3,000)       5,000         2,000
      Comprehensive income                  --           --        263,000           --           --         263,000  $    263,000
      Net loss                              --           --           --       (5,529,000)        --      (5,529,000)   (5,529,000)
                                       --------------------------------------------------------------------------------------------
Balance, December 31, 2003                30,000   22,792,000     (776,000)   (18,100,000)    (212,000)    3,734,000  $ (5,266,000)
                                                                                                                      ============

      Issuance of common stock under        --           --           --           (1,000)       2,000         1,000
        employee stock purchase plan
      Exercise of stock options             --        131,000         --             --           --         131,000
      Options for satisfaction of liability --         74,000         --             --           --          74,000
      Comprehensive income                  --           --         (3,000)          --           --          (3,000) $     (3,000)
      Net income                            --           --           --        2,134,000         --       2,134,000     2,134,000
                                       --------------------------------------------------------------------------------------------

Balance 12/31/04                       $  30,000 $ 22,997,000    $(779,000)  $(15,967,000)   $(210,000) $  6,071,000  $  2,131,000
                                                                                                                      ============

        See accompanying notes to the consolidated financial statements.



                    ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,                                                      2004            2003           2002
---------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income (loss )                                                      $ 2,134,000    $(5,529,000)   $(1,328,000)
   Adjustments to reconcile net income(loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                        1,375,000        910,000      1,295,000

        Increase (decrease) in allowance for doubtful                           84,000       (477,000)      (255,000)
accounts
        Officer's life insurance valuation                                        --             --           59,000
        Deferred income taxes                                                     --             --          200,000
        Changes in operating assets and liabilities:
            Receivables                                                     (2,272,000)     4,952,000        (39,000)
            Prepaid expenses and other                                         (61,000)        67,000        125,000

            Accounts payable and accrued expenses                              121,000       (382,000)       186,000

            Accrued restructuring                                                 --             --         (385,000)
            Deferred revenues                                                1,297,000       (688,000)      (203,000)
            Other                                                                 --          (53,000)      (110,000)
                                                                          -------------------------------------------

Net cash provided by (used in) operating activities                          2,678,000     (1,200,000)      (455,000)
                                                                          -------------------------------------------

Cash flows from investing activities:
        Proceeds from sales of investments                                        --             --        2,987,000
        Purchases of property and equipment                                   (389,000)      (216,000)      (404,000)

        Capitalized software development costs                              (1,380,000)      (480,000)      (807,000)
        Increase in restricted cash                                               --             --         (300,000)
        Proceeds from the termination of life insurance policy                    --          632,000           --
                                                                          -------------------------------------------

Net cash (used in) provided by investing activities                         (1,769,000)       (64,000)     1,476,000
                                                                          -------------------------------------------

Cash flows from financing activities:
        Proceeds from exercise of stock options and
employee  stock purchase plan                                                  131,000          2,000          4,000
        Net repayments of long-term debt                                          --             --          (34,000)
                                                                          -------------------------------------------
Net cash provided by (used in) financing activities                            131,000          2,000        (30,000)
                                                                          -------------------------------------------
Effect of exchange rate changes on cash and cash
   equivalents                                                                 (37,000)      (225,000)       (95,000)
                                                                          -------------------------------------------
Net increase (decrease) in cash and cash equivalents                         1,003,000     (1,487,000)       896,000
Cash and cash equivalents balance, beginning of year                         3,480,000      4,967,000      4,071,000
                                                                          -------------------------------------------
Cash and cash equivalents balance, end of year                             $ 4,483,000    $ 3,480,000    $ 4,967,000
                                                                          ===========================================
Supplemental disclosure of cash flow information:
      Satisfaction of liability with options                                    74,000           --             --
      Cash paid for interest expense                                       $     1,000    $     4,000    $     6,000
                                                                          ===========================================

                     See accompanying notes to the consolidated financial statements.


                    ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   Company Background

               Astea International Inc. and Subsidiaries (collectively the "Company" or "Astea") is a global provider of service management software that addresses the unique needs of companies who manage capital equipment, mission critical assets and human capital. Clients include Fortune 500 to mid-size companies, which Astea services through company facilities in the United States, United Kingdom, Australia, The Netherlands and Israel. The Company's principal product, Astea Alliance, supports the complete service lifecycle, from lead generation and project quotation to service and billing through asset retirement. It integrates and optimizes critical business processes for Contact Center, Field Service, Depot Repair, Logistics, Professional Services, and Sales and Marketing. Astea extends its applications with portal, analytics and mobile solutions. Astea Alliance provides service organizations with technology-enabled business solutions that improve profitability, stabilize cash-flows and reduce operational costs through automating and integrating key service, sales and marketing processes. Since its inception in 1979, Astea has licensed applications to companies in a wide range of sectors including information technology, telecommunications, instruments and controls, business systems, and medical devices.

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

     Reimbursable Expenses

               The Company charges customers for out-of-pocket expenses incurred by its employees during the performance of professional services in the normal course of business. In accordance with Emerging Issues Task Force 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred," billings for out-of-pocket expenses that are reimbursed by the customer are to be included in revenues with the corresponding expense included in cost of sales. During fiscal years 2004, 2003 and 2002, the Company billed $296,000, $326,000, and $273,000 respectively, of reimbursable expenses to customers.

     Cash and Cash Equivalents

               The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Allowance for Doubtful Accounts

               The allowance for doubtful accounts reflects the Company's best estimate on probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts is as follows


    -----------------------------------------------------------------------------------------------------------------------
            Year Ended               Balance at
            December 31          beginning of year       Charged costs           Write offs         Balance at end of year
    ------------------------- --------------------- ---------------------- --------------------- --------------------------
             2004                    $    810,000               $ 84,000              $483,000                $   411,000
    ------------------------- --------------------- ---------------------- --------------------- --------------------------
             2003                       1,018,000                479,000               687,000                    810,000
    ------------------------- --------------------- ---------------------- --------------------- --------------------------
             2002                         955,000                533,000               470,000                  1,018,000
    ------------------------- --------------------- ---------------------- --------------------- --------------------------



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

               The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows. As of December 31, 2004, the Company has determined that no impairment has occurred.

     Capitalized Software Development Costs

               The Company capitalizes  software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company capitalizes software development costs subsequent to the establishment of technological feasibility through the product's availability for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Development costs associated with product enhancements that extend the original product's life or significantly improve the original product's marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (usually two years), beginning with the initial release to customers. During the first quarter of 2004, the Company revised the estimated life for it capital software products from three years to two years based on current sales trends and the rate of product release. The impact of reducing the estimated life resulted in $443,000 of additional amortization in 2004. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of December 31, 2004, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

     Major Customers

               In 2004, the Company had one customer, Carrier Corporation, which accounted for 15% of revenues. In 2003 and 2002 no single customers represented 10% or more of total revenues.

     Concentration of Credit Risk

               Financial instruments, which potentially subject the Company to credit risk, consist of cash equivalents and accounts receivable. The Company's policy is to limit the amount of credit exposure to any one financial institution, the Company places investments with financial institutions evaluated as being creditworthy, or investing in short-term money market which are exposed to minimal interest rate and credit risk. Concentration of credit risk, with respect to accounts receivable, is limited due to the Company's credit evaluation process. The Company sells its products to customers involved in a variety of industries including information technology, medical devices and diagnostic systems, industrial controls and instrumentation and retail systems. While the Company does not require collateral from its customers, it does perform continuing credit evaluations of its customer's financial condition.

               Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in its allowance for doubtful accounts. If all attempts to collect a receivable have failed, the receivable will then be written off against the allowance. Based on all information available, the Company believes its allowance for doubtful accounts as of December 31, 2004 is adequate. However, actual write-offs might exceed the recorded allowance.

     Fair Value of Financial Instruments

               Due to the short term nature of these accounts, the carrying values of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the respective fair values.

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

     Currency Translation

               The accounts of the international subsidiaries and branch operations are translated in accordance with SFAS No. 52, "Foreign Currency Translation," which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the year. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment in the accompanying consolidated statements of stockholders' equity. Transaction gains and losses are included in net income (loss). There are no material transaction gains or losses in the accompanying consolidated financial statements for the periods presented.

     Net Income (Loss) Per Share

               The Company presents earnings per share in accordance with SFAS No. 128, "Earnings per Share." Pursuant to SFAS No. 128, dual presentation of basic and diluted earnings per share ("EPS") is required for companies with complex capital structures on the face of the statements of operations. Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. Under the treasury stock method it is assumed that diluted stock options are exercised. Furthermore, it is assumed that the proceeds are used to purchase common stock at the average market price for the period. The difference between the number of the shares assumed issued and the number of shares assumed purchased represents the dilutive shares.

               At December 31, 2004, there were 138,220 net additional dilutive shares assumed to be converted at an average exercise price of $4.05 per share, which brought the total outstanding dilutive shares to 3,001,000.

               Additionally at December 31, 2004, the Company had 51,950 anti-dilutive shares that were excluded from diluted earnings per share calculation due to their anti-dilutive nature.

               The Company sustained a loss for fiscal years 2003 and 2002. Options with an exercise price less than market at December 31, 2003 to purchase 31,600 and 30,000 shares of common stock with average exercise prices of $2.81 and $2.75 per share, respectively, were excluded from the diluted (loss) per common share calculation as the inclusion of these options would have been antidilutive.



    ----------------------------------------------------------- ------------- --------------- ---------------
    Year Ending December 31,                                       2004           2003            2002
    ----------------------------------------------------------- ------------- --------------- ---------------
    Net income (loss)                                               $ 2,134        $(5,529)         $(1,328)
    ----------------------------------------------------------- ------------- --------------- ---------------
    Basic   weighted   average   number  of   common   shares
    outstanding                                                       2,960          2,922            2,921
    ----------------------------------------------------------- ------------- --------------- ---------------
    Basic earnings (loss) per common share                          $   .72        $ (1.89)         $  (.45)
    ----------------------------------------------------------- ------------- --------------- ---------------
    Effect of dilutive stock options                                     41               -               -
    ----------------------------------------------------------- ------------- --------------- ---------------
    Diluted   weighted   average   number  of  common  shares
    outstanding                                                       3,001          2,922            2,921
    ----------------------------------------------------------- ------------- --------------- ---------------
    Diluted earnings (loss) per common share                        $   .71        $ (1.89)         $  (.45)
    ----------------------------------------------------------- ------------- --------------- ---------------




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

               Had compensation cost for the Company's stock options and employee stock purchase plan been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure," the Company's net income(loss) and basic and diluted net income(loss) per share would have been:



                                                               2004                 2003                   2002
                                                         ------------------- --------------------- --------------------

Net income (loss) - as reported                            $ 2,134,000         $ (5,529,000)           $(1,328,000)

Add:  Stock based compensation
   included in net income as reported                              --                    --                     --
Deduct stock based compensation
   determined under fair value based
   methods for all awards                                    (252,000)             (329,000)              (303,000)
                                                         ------------------- --------------------- --------------------

Net income (loss) - pro forma                              $ 1,882,000         $ (5,858,000)           $(1,631,000)
                                                         =================== ===================== ====================


Basic income (loss) per share - as reported                $       .72         $      (1.89)           $     (0.45)

Diluted income (loss) per share - as reported              $       .71         $      (1.89)           $     (0.45)


Basic income (loss) per share -   pro forma                $        64         $      (2.00)           $     (0.56)

Diluted income (loss) per share -  pro forma               $       .63         $      (2.00)           $     (0.56)





               The weighted average fair value of those options granted during the years ended December 31, 2004, 2003 and 2002 was estimated as $5.39, $3.17 and $3.52, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.18%, 3.97% and 4.30% for 2004, 2003 and 2002 grants, respectively; an expected life of six years; volatility of 130%, 137% and 147%; and a dividend yield of zero for 2004, 2003 and 2002 grants, respectively.

     Reclassifications

               Certain reclassifications of prior years' amounts have been made to conform to the current year presentation.

     Recent Accounting Standards or Accounting Pronouncements

               In December 2004, the FASB issued FAS No. 123( R) , "Share-Based Payment," an amendment of FASB Statements 123 and 95. FAS No, 123( R) replaced FAS No. 123, "Accounting for Stock-Based Compensation," and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal periods beginning after June 15, 2005. This means that the Company will be required to implement FAS No, 123( R) no later than the quarter beginning July 1, 2005. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123( R) on July 1, 2005. The impact on the company's financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted.

               In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" was issued. FIN 46 provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. In December 31, 2003, the FASB revised and superceded FIN 46 with the issuance of FIN 46R in order to address certain implementation issues that were adopted the first reporting period ending after March 15, 2004. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The adoption of FIN 46 did not have an impact on the Company's financial position or result of operations.

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

3.       Reverse Stock Split

               On September 2, 2003, the Company implemented a 1:5 reverse stock split of the Company's outstanding common stock that was previously approved at the Annual Meeting of Stockholders. The par value of all post reverse split shares remained unchanged at $0.01. The Company redeemed all fractional shares that resulted from the reverse split. The number of authorized shares was unchanged at 25,000,000.

               Prior years' results have been restated to reflect the results of the reverse stock split, which includes the common stock and additional paid-in capital captions on the balance sheet as well as the shares used in computing earnings per share.

4.   Receivables

     December 31,                           2004             2003
     ---------------------------- ----------------- -----------------
     Billed receivables                $ 4,379,000       $ 3,013,000
     Unbilled receivables                2,049,000           930,000
                                  ----------------- -----------------

                                       $ 6,428,000       $ 3,943,000
                                  ================= =================

               Billed receivables represent billings for the Company's products and services to end users and value added resellers. Unbilled receivables represent contractual amounts due within one year under software licenses that have been delivered but have not been billed. Billed and unbilled receivables are shown net of reserves for estimated uncollectible amounts.

               For the years ended December 31, 2004, 2003 and 2002, the Company recorded bad debt expense of $41,000, $479,000, and $533,000, and write-offs of $483,000 $687,000, and $470,000. The decrease in bad debt expense in 2004 is primarily due to improvement in customer payment performance.



5.   Property and Equipment

                                                                  December 31,
                                    Useful Life             2004                2003
                                    -----------             ----                ----
  Computers and related
     equipment                          3               $ 2,246,000       $ 3,484,000
  Furniture and fixtures                10                  468,000           470,000
  Leasehold improvements            Lease term              111,000           111,000
  Office equipment                     3-7                  993,000           843,000
                                                     ---------------- -----------------
                                                          3,818,000         4,908,000
  Less:  Accumulated
     depreciation and amortization                      (3,270,000)        (4,399,000)
                                                     ---------------- -----------------

                                                        $   548,000       $   509,000
                                                     ================ =================


               Depreciation  and  amortization   expense  for  the  years  ended
     December  31, 2004,  2003 and 2002 was  $286,000,  $310,000  and  $425,000,
     respectively.

               In 2002 and 2003, the Company acquired title to the equipment under capital leases, which had a gross asset value of $133,000. The equipment is included in computers and related equipment.

6.   Capitalized Software Development Costs




                                          Remaining Weighted
December 31,                                 Average Life       2004             2003
-------------                             ------------------    ----             ----
Capitalized software development costs          1.68         $ 5,209,000     $ 4,984,000
Less:  Accumulated amortization                                3,689,000       3,755,000
                                                            -------------- ---------------

                                                             $ 1,520,000     $ 1,229,000
                                                            ============== ===============


               The Company capitalized software development costs for the years ended December 31, 2004, 2003 and 2002 of $1,380,000, 480,000 and $807,000,
     respectively. Amortization of software development costs for the years ended December 31, 2004, 2003 and 2002 was $1,088,000, $599,000 and
     $870,000, respectively. Additionally, for the year ended December 31, 2004, the Company wrote off $1,155,000 of fully amortized capitalized software for old versions that had been deemed no longer useful or functional.

     Estimated amortization for the next two years is as follows:

               2005       $         926,000
               2006                 594,000
                               --------------
                          $       1,520,000
                               ==============



7.   Accounts Payable and Accrued Expenses


       December 31,                                      2004                2003
  ------------------------------------------- ------------------- --------------------
  Accounts payable                                   $   688,000          $   656,000
  Accrued compensation and related benefits            1,229,000            1,029,000
  Accrued professional services                          197,000              241,000
  Sales and payroll taxes                                410,000              298,000
  Other accrued liabilities                              670,000              779,000
                                              ------------------- --------------------

                                                     $ 3,194,000          $ 3,003,000
                                              =================== ====================

8.   Income Taxes

 The provision (benefit) for income taxes is as follows:

Years ended December 31,      2004       2003        2002
-------------------------------------------------------------
Current:
              Federal            $--        $--   $      --
              State               --         --          --
              Foreign             --         --          --
                          -----------------------------------
                                  --         --          --
Deferred:
              Federal             --         --     200,000
                          -----------------------------------
                                 $--        $--   $ 200,000
                          ===================================


              The approximate income tax effect of each type of temporary difference is as follows:


 December 31,                                          2004            2003
 ----------------------------------------------------------------------------
  Deferred income tax assets:
      Revenue recognition                          $      --      $    20,000
      Accruals and reserves not
          currently deductible for tax                 126,000        313,000
      Benefit of net operating loss carryforward     7,882,000      8,015,000
      Depreciation                                      32,000         94,000
      Alternative minimum tax                          370,000        370,000
      Capital loss carryforward                         10,000         10,000
                                                   --------------------------
                                                     8,420,000      8,822,000
  Deferred income tax liabilities:
      Capitalized software development costs          (547,000)      (455,000)
                                                   --------------------------
                                                     7,873,000      8,367,000
      Valuation reserve                             (7,873,000)    (8,367,000)
                                                   --------------------------

      Net deferred income tax asset                $      --      $        --
                                                   ==========================

               For all years presented, the Company provided a valuation allowance for all of its net deferred tax asset based on the uncertainty of the realization of future taxable income.

               In 2004, the Company utilized $494,000 of its reserved deferred tax asset to offset its provision for income taxes, primarily from the utilization of its net operating loss carryforward and turning of certain accruals. In the years ended December 31, 2003 and 2002, there were no income taxes owed, due to the Company's loss position. During 2002, the Company increased its valuation allowance to fully offset its deferred tax asset of $200,000.

               The Company has a tax holiday in Israel, which expires in 2010. Net income of the Israeli Subsidiary was $334,950 and $216,276 for the years ending December 31, 2004 and 2003, respectively. The Israeli subsidiary has net carryforward losses for Israeli tax purposes of approximately 1.2 million.

               As of December 31, 2004, the Company had a net operating loss carryforward for United States federal income tax purposes of approximately $23,200,000. Included in the aggregate net operating loss carryforward is $7,761,000 of tax deductions related to equity transactions, the benefit of which will be credited to stockholders' equity, if and when realized after the other tax deductions in the carryforwards have been realized. The net operating loss carryforward begins to expire in 2016.

               The Company does not provide for federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. At December 31, 2004, the Company had not provided federal income taxes on cumulative earnings of individual international subsidiaries of $1,850,000. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions. Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. As noted above, the Company has significant net operating loss carryforwards for U.S. federal income taxes purposes, which are available to offset the potential tax liability if the earnings were to be distributed.

               The extent to which the loss carryforward can be used to offset future taxable income and tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period.

9.   Commitments and Contingencies

               The Company leases facilities and equipment under noncancelable operating leases.Rent expense under all operating leases for the years ended December 31, 2004, 2003 and 2002 was $701,000, $867,000 and $970,000,
     respectively.

              Future minimum lease payments under the Company's leases as of December 31, 2004 are as follows:
                                                Operating Leases

              2005                                  $   873,000
              2006                                      818,000
              2007                                      765,000
              2008                                      693,000
              2009                                      426,000
                                              ----------------------

              Total minimum lease payments          $ 3,575,000
                                              ======================

               On September 11, 2002, the Company invested $300,000 in a certificate of deposit, which was pledged as collateral on an outstanding letter of credit related to a lease obligation. It was classified as restricted cash on the balance sheet. The certificate of deposit automatically renews every six months. The letter of credit is due to expire in February 2009.

               From time to time, the Company may be involved in certain legal actions and customer disputes arising in the ordinary course of business. In the Company's opinion, the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

10.  Profit Sharing Plan/Savings Plan

               The  Company  maintains  a  discretionary  profit  sharing  plan, including a voluntary Section 401(k) feature, covering all qualified and eligible employees. Company contributions to the profit sharing plan are determined at the discretion of the Board of Directors. The Company matches 25% of eligible employees' contributions to the 401(k) plan up to a maximum of 1.5% of each employee's compensation. The Company contributed approximately $50,000, $61,000 and $57,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

11.  Equity Plans

     Stock Option Plans

               The Company has Stock Option Plans (the "Plans") under which incentive and non-qualified stock options may be granted to its employees, officers, directors and others. Generally, incentive stock options are granted at fair value, become exercisable over a four-year period, and are subject to the employee's continued employment. Non-qualified options are granted at exercise prices determined by the Board of Directors and vest over varying periods. A summary of the status of the Company's stock options as of December 31, 2004, 2003 and 2002 and changes during the years then ended is as follows:



                                                                                                     OPTIONS
                                                                 OPTIONS OUTSTANDING               EXERCISABLE
                                                                 -------------------               -----------

                                                Shares                           Wtd. Avg.                    Wtd. Avg.
                                               Available                         Exercise                     Exercise
                                               for Grant           Shares          Price       Shares         Price
                                         ------------------------------------------------------------------------------
    Balance, January 1, 2002                     250,000          345,000          $ 8.38      101,000          $10.78
       Granted at market                        (174,000)         174,000
       Cancelled                                  72,000          (72,000)
       Expired                                    (1,000)              --
                                         ------------------------------------------------------------------------------
    Balance, December 31, 2002                   147,000          447,000          $ 6.24      138,000          $8.96
       Granted at market                        (127,000)         127,000
       Cancelled                                  96,000          (96,000)
                                         ------------------------------------------------------------------------------
    Balance, December 31, 2003                   116,000          478,000          $ 5.99      213,000          $7.91
       Granted at market                        (110,000)         110,000              --      --                  --
       Cancelled                                 150,000         (151,000)             --      --                  --
       Exercised                                      --          (37,000)             --      --                  --
       Expired                                   (43,000)              --              --      --                  --
                                         ------------------------------------------------------------------------------
    Balance, December 31, 2004                   113,000          400,000          $ 5.73      190,000          $7.09
                                         ==============================================================================

     The following table summarizes information about stock options outstanding at December 31, 2004:



                                              OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                 ----------------------------------------------------    --------------------------------
                                                  Weighted
                                                   Average
           Range of                               Remaining            Weighted                           Weighted
           Exercise                 Number         Contract            Average             Number          Average
            Prices               Outstanding     Life (Years)       Exercise Price       Exercisable   Exercise Price
            ------               -----------     ------------       --------------       -----------   --------------
          $ 2.75  -   $  4.85         287,000        6.46                 $ 3.94          124,000            $ 4.38

          $ 5.31  -   $  8.45          88,000        7.49                 $ 7.56           41,000            $ 7.48

          $12.50  -   $ 31.25          25,000        3.24                 $19.81           25,000            $19.81
          ------      ------          ------                                               ------
          $ 2.75  -   $ 31.25         400,000        6.49                 $ 5.73          190,000            $ 7.09



     Employee Stock Purchase Plan

               In May 1995, the Company adopted an employee stock purchase plan (the "ESPP") which allows full-time employees with one year of service the opportunity to purchase shares of the Company's common stock through payroll deductions at the end of bi-annual purchase periods. The purchase price is the lower of 85% of the average market price on the first or last day of the purchase periods. An employee may purchase up to a maximum of 100 shares or 10% of the employee's base salary, whichever is less, provided that the employee's ownership of the Company's stock is less than 5% as defined in the ESPP. Pursuant to the ESPP, 50,000 shares of common stock were reserved for issuance. During 2004, 2003 and 2002, shares purchased were 500, 1,100 and 1,200, respectively. At December 31, 2004, there were 29,621 shares available for future purchases. The plan is set to expire on June 30, 2005.

12.      Related Party Transactions

               In November 2001, the Company entered into a five-year development and license agreement with a third party owned in part by a Director of the Company. The agreement requires the third party to design, develop and deliver a product to be re-sold by the Company in exchange for a royalty fee. In accordance with the agreement, the Company paid royalty fees totaling $32,500, $22,500 and $37,500 in 2004, 2003 and 2002,
     respectively.

               During 2003, the Director terminated his relationship with the Company and was engaged as a sales consultant. In this capacity, the Company made payments totaling $17,000 in 2003. In January 2004, the sales consultancy was terminated.

13.      Geographic Segment Data

               The Company and its subsidiaries are engaged in the design, development, marketing and support of its service management software solutions. Substantially all revenues result from the license of the Company's software products and related professional services and customer support services. The Company's chief executive officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single reporting segment, specifically the license, implementation and support of its software.



    Year ended December 31,                                         2004                2003                 2002
    -------------------------------------------------------------------------------------------------------------------
    Revenues:
         Software license fees
              United States
                    Domestic                                $     4,285,000    $       1,151,000     $      4,296,000
                    Export                                                -                    -               72,000
                                                         --------------------------------------------------------------
                         Total United States
                             software license fees                4,285,000            1,151,000            4,368,000

              Europe                                              2,457,000              337,000            1,151,000
              Other foreign                                       1,250,000              447,000              985,000
                                                         --------------------------------------------------------------
                         Total foreign software
                             license fees                         3,707,000              784,000            2,136,000
                                                         --------------------------------------------------------------
                         Total software license                   7,992,000            1,935,000            6,504,000
    fees

         Services and maintenance
              United States
                    Domestic                                      6,719,000            6,239,000            7,037,000
                    Export                                          749,000            1,140,000              252,000
                                                         --------------------------------------------------------------
                          Total United States
                              service and
                              maintenance revenue                 7,468,000            7,379,000            7,289,000
                                                         --------------------------------------------------------------

              Europe                                              2,584,000            2,300,000            2,126,000
              Other foreign                                       1,273,000            1,227,000              879,000
                                                         --------------------------------------------------------------
                          Total foreign service
                              and
                              maintenance revenue                3,857,000,            3,527,000            3,005,000
                                                         --------------------------------------------------------------
                          Total service and
                              maintenance revenue                11,325,000           10,906,000           10,294,000
                                                         --------------------------------------------------------------

         Total revenue                                      $    19,317,000    $      12,841,000     $     16,798,000
                                                         ==============================================================
         Profit(loss) from continuing operations
              United States                                 $       913,000    $      (3,757,000)    $     (1,332,000)
              Europe                                                 60,000                                  (454,000)
                                                                                      (1,361,000
              Other foreign                                       1,161,000             (411,000)             458,000
                                                         --------------------------------------------------------------
                    Total income(loss)
        from continuing operations                          $     2,134,000    $      (5,529,000)    $     (1,328,000)

                                                         ==============================================================
         Identifiable assets
              United States                                 $     8,550,000    $       6,493,000     $     11,786,000
              Europe                                              4,041,000            2,404,000            2,753,000
              Other foreign                                       1,163,000            1,199,000            1,904,000
                                                         --------------------------------------------------------------

           Total assets                                     $    13,754,000    $      10,096,000     $     16,443,000
                                                         ==============================================================





14.  Selected Consolidated Quarterly Financial Data (Unaudited)

    2004 Quarter Ended                              Dec 31,             Sep 30,             Jun 30,            Mar 31,
    --------------------------------------------------------------------------------------------------------------------
    Revenues                                       $5,012,000         $4,004,000         $ 4,416,000        $ 5,884,000
    Gross profit                                    2,619,000          2,086,000           2,493,000          3,927,000
    Net income                                        186,000            155,000             309,000          1,483,000

    Basic net income per share                            .06                .05                 .10                .51
    Diluted net income per share                          .06                .05                 .10                .51
    Shares used in computing basic
      net income per share (in
      thousands)                                        2,960              2,954               2,954              2,921
    Shares used in computing diluted
    net income per share (in
    thousands)                                          3,013              2,992               2,972              2,923


    2003 Quarter Ended                               Dec 31,             Sep 30,             Jun 30,            Mar 31,
    --------------------------------------------------------------------------------------------------------------------
    Revenues                                       $2,871,000         $2,844,000         $ 3,138,000        $ 3,988,000
    Gross profit                                      755,000            983,000           1,127,000          2,115,000
    Net loss                                       (1,979,000)        (1,580,000)         (1,503,000)          (467,000)

    Basic and diluted net loss per share                (0.68)             (0.54)              (0.51)             (0.16)

    Shares used in computing basic
      and diluted net loss per share
      (in thousands)                                    2,922              2,922               2,921              2,921




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

               Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2004, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

               There were no changes that occurred during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

               None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

         The Directors and the executive officers of the Company, their ages, business experience and the positions currently held by each such person with the Company are listed below.

         Zack B. Bergreen, 59, founded the Company in November 1979. From November 1979 to January 1998, he served as President, Treasurer and Director of the Company. In April 1995, he was elected Chief Executive Officer and Chairman of the Board of Directors. From January 1998 through August 1999 Mr. Bergreen served as Chairman of the Board and Chief Executive Officer. From August 1999 to May 2000, his sole title was Chairman of the Board. Since June 2000, in addition to Chairman of the Board, Mr. Bergreen resumed the positions of President and Chief Executive Officer. Mr. Bergreen holds a Bachelor of Science and a Master of Science degree in Electrical Engineering from the University of Maryland.

         Adrian Peters, 55, joined the Company's Board of Directors in June 2000 and is a member of the Audit Committee. He is the President and founder of Tellstone (previously Boston Partners), a firm that specializes as strategic advisors to high-tech firms, starting in 1995. From 1986 through 1995, he held positions as President and CEO of various companies, within Siemens AG, a large maker of telecommunications and industrial and other equipment. Prior to that, he held senior positions at Federale, an investment firm, Andersen Consulting and IBM. Mr. Peters studied science and engineering at the University of Stellenbosch in South Africa as well as management at Harvard Business School.

         Thomas J. Reilly, Jr., 65 joined Astea's Board in September 2003. He is also Chairman of the Audit Committee. A thirty-one year veteran of Arthur Andersen, he brings extensive experience auditing both public and private corporations in the manufacturing, professional services, construction and distribution industries to the Company. He was partner in charge of the Philadelphia Audit Division of Arthur Andersen for seven years and participated in Quality Control reviews of several U.S. and International offices before retiring in 1996.

         Eric Siegel, 48, joined Astea's Board in September 2002 and is a member of the Audit Committee. In 1983, he founded Siegel Management Company, a strategy consulting and investment banking advisory firm with a diverse client base; principally middle market firms. His expertise and experience had been utilized by growth companies, public market and acquisition candidates, industry consolidators and turnarounds. He also serves on the Board of NCO Group (NASDAQ:
NCOG), a provider of outsourced accounts receivable management and collection services, and PSCInfoGroup, a privately backed information management company. An established author, he has been a lecturer in management at the Wharton School for over twenty years. Mr. Siegel is a magna cum laude graduate of the University of Pennsylvania and received an MBA from the Wharton School with honors.

         George S. Rapp, 52, joined Astea in April 2004 as Chief Financial Officer and Treasurer. Mr. Rapp is a certified public accountant and has over twenty-five years of experience in financial management and reporting. He is responsible for the company's financial planning, investor relations, and executive guidance to help drive corporate performance. Prior to Astea, from June 2002 to January 2004, Mr. Rapp served as Senior Vice President and Chief Financial Officer of Advanta Bank Corp, a commercial credit card issuer based in Spring House, PA, which is a subsidiary of Advanta Corporation. From August 2000 to June 2002, Mr. Rapp served as Senior Vice President and Chief Accounting Officer of Sovereign Bancorp in Philadelphia, PA. Immediately prior to that, from 1995 to 2000, Mr. Rapp served as Chief Financial Officer of Republic First Bancorp, a commercial bank holding company based in Philadelphia, Pennsylvania. Mr. Rapp received his Bachelor of Science degree from St. Joseph's University. Mr. Rapp resigned on January 4, 2005.

         Rick Etskovitz, 50, joined Astea International in June 2000, when he was elected chief financial officer and treasurer. Responsible for the firm's financial planning, investor relations, and executive guidance to help drive corporate performance, Rick brings to his position 25 years of experience in financial management and reporting. A certified public accountant, he previously served Astea for seven years as the engagement partner from an independent accounting firm. Before beginning his career in private practice, Rick was part of the financial management team at Dupont where he held responsibilities for Mergers and Acquisitions, Financial Planning, Corporate Accounting and Benefits. Rick received his Bachelor of Science from the Pennsylvania State University and his Masters of Business Administration from the Wharton Graduate School at the University of Pennsylvania. Mr. Etskovitz resigned from the firm in April 2004 and returned as CFO on January 4, 2005.

         John Tobin, 39, joined the Company in June 2000 and serves as Vice President, General Counsel, and Secretary. Mr. Tobin is responsible for handling the legal affairs of the Company, along with various corporate development and business development initiatives. Prior to joining Astea, John worked at the Philadelphia law firms Pepper Hamilton LLP and Wolf, Block, Schorr and Solis Cohen LLP, specializing in corporate transactions and intellectual property. Prior to returning to the Philadelphia area in 1998, he worked as a corporate and entertainment lawyer in Los Angeles, specializing in motion picture, television and music transactions and licensing, most recently with PolyGram Filmed Entertainment. Mr. Tobin received his Bachelor of Science degree in Economics from the Wharton School of the University of Pennsylvania in 1987, and received his law degree from the University of Pennsylvania in 1992.

         Kenneth Roy, 45, Vice President of Sales, is chartered with leading the Company's sales operations to drive revenue and market share. Mr. Roy joined Astea in December 2003. Immediately prior to Astea, he worked at PTC, Inc., a provider of Product Lifecycle Management software based in Needham,
Massachusetts, where he was a Global Account Manager. From July 2001 to September 2002 he worked as Director of Sales for the Northeast at SynQuest, Inc., a Norcross, Georgia based supply chain event planning software provider. Prior to that, from December 1999 to July 2001, he was a Regional Vice President at VerticalNet Solutions in Horsham, Pennsylvania, selling enterprise software. Mr. Roy received a Bachelor of Science degree in Organizational Management from Eastern College and a veteran of the U.S. Marine Corps.

         Marikit Klein-Smith, 37, Vice President, Marketing, joined Astea in April 2003 and brings over 15 years of experience in high-tech marketing, with progressive management experience at leading enterprise software and service companies. She is responsible for the Company's branding initiatives and oversees product marketing, lead generation, public relations and analyst relation efforts. Prior to joining Astea, from April 2001 until April 2003, Klein-Smith was a strategic marketing consultant for Full Circle Communications. Previously, she spent 12 years in the SAP enterprise software market, where she held the position of Vice President of Marketing at eOnline, an application service provider for SAP software (2000-2001); Director of Corporate Communications at SAP America, one of the largest enterprise software developers (1998 to 2000), Global Marketing Manager at Deloitte Consulting's SAP practice (1995 to 1998), and Field Marketing/Public Relations Specialist at SAP America (1989 to 1995). Klein-Smith holds a Bachelor of Science in Economics from Ursinus College.

         Section 16(a) of the Exchange Act requires the Company's Directors, executive officers and holders of more than 10% of the Company's Common Stock (collectively, "Reporting Persons") to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Such persons are required by regulations of the Commission to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the fiscal year ended December 31, 2004 and written representations from certain Reporting Persons, the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended December 31, 2004.

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

Item 10A. Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

         Effective January 5, 2005, Rick Etskovitz has been appointed as interim Chief Financial Officer and Treasurer, replacing George Rapp, who has resigned those positions.

Item 11. Executive Compensation.

         The following table sets forth information concerning the compensation for services in all capacities to the Company for the fiscal years ended December 31, 2004, 2003, and 2002, of the following persons (i) each person who served as Chief Executive Officer during the year ended December 31, 2004, and
(ii) four other executive officers of the Company in office at December 31, 2004 who earned more than $100,000 in salary and bonus in fiscal 2004 (collectively, the "Named Executive Officers").




                                                                    SUMMARY COMPENSATION TABLE

                                                   Annual Compensation                 Long-Term
                                                                                      Compensation
                                        -------------------------------------------   ------------
                                                                                      Securities
                                                                                      Underlying
                                                                                        Options         All Other
       Name and Principal Position         Year        Salary ($)     Bonus ($)      (# of shares)   Compensation ($)
       ---------------------------         -----       -----------    ----------     -------------   ----------------
 Zack B. Bergreen                           2004        $   210,000              --            --                  --
 Chairman of the Board and Chief            2003            210,000              --            --                  --
   Executive Officer                        2002            130,000              --            --               69,600 (1)

 George S. Rapp(7)                          2004        $   100,000                        30,000                  --
 Chief Financial Officer

 Rick Etskovitz (8)                         2004             54,338              --                                --
 Chief Financial Officer                    2003            129,525              --        10,000 (2)              --
                                            2002            127,050              --        10,000 (2)              --

 John Tobin (4)                             2004            139,681              --                                --
 Vice President and General Counsel         2003            150,306              --        10,000 (2)              --
                                            2002            151,033 (3)          --        10,000 (2)              --

 Ken Roy (5)                                2004            150,000         $ 44,470                               --
 Vice President, North American Sales       2003             15,865             --         35,000 (5)              --

 Marikit Klein-Smith (6)                    2004        $   104,327                                                --
 Vice President, Marketing                  2003             90,192         $  9,700       10,000 (6)



(1) Includes premiums for term, split-dollar life insurance paid by the Company on behalf of the Named Executive Officer.
(2) Represents options to purchase shares of Common Stock, which was awarded based on merit.
(3)  Compensation paid to Coleman Legal, a third party legal services provider.
(4)  Hired as employee effective January 1, 2003.
(5)  Ken Roy joined Astea in November 2003.
(6)  Marikit Klein-Smith joined Astea in March 2003, resigned in November 2004.
(7) George Rapp joined Astea in April 2004, resigned in January 2005. No shares have vested.
(8)  Rick Etskovitz terminated as CFO at April 2004 and rejoined in January 2005.



Option Grants in Last Fiscal Year

     The following table sets forth each grant of stock options made during the year ended December 31, 2004 to each of the Named Executive Officers:




                                                                          Individual Grants
                                                                          -----------------
                                               Percent of
                                                 Total                               Potential Realizable Value at
                               Number of        Options                                         Assumed
                               Securities      Granted to                             Annual Rates of Stock Price
                               Underlying      Employees      Exercise                  Appreciation for Option
                                Options        In Fiscal       Price     Expiration               Terms(2)
 Name                         Granted (#)        Year       ($/Share)(1)    Date              5%($)     10%($)
 ----                         -----------        ------     ------------    ----              -----    ------
 George Rapp                   30,000 (3)          28%         $3.41      5/11/2014         $166,636   $265,340



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


Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

         The following table sets forth, for each of the Named Executive Officers, information with respect to the exercise of stock options during the year ended December 31, 2004 and the year-end value of unexercised options:


                                                                                   Value of Unexercised
                               Shares                  Numbers of Unexercised      In-the-Money Options
                            Acquired on     Value       Options at Year End            at Year End
             Name           Exercise(#)  Realized($) Exercisable/Unexercisable  Exercisable/Unexercisable
             ----           ------------ ----------- -------------------------- --------------------------
      Zack B. Bergreen            --            --            60,000/20,000                    --

      Rick Etskovitz              --            --            16,250/13,750                    --

      John Tobin                  --            --            16,250/13,750                    --

      Ken Roy                     --            --             8,750/26,250                    --

      Marikit Klein-Smith         --            --                      --                     --




Employment Agreements and Severance Arrangements with Executive Officers

         The Company has not entered into employment agreements with any of its current Executive Officers.

Board Interlocks and Insider Participation

         No executive officer of the Company served as a member of the Board of Directors, compensation committee, or other committee performing equivalent functions, of another entity one of whose executive officers served as a Director of the Company. Other than Mr. Bergreen, no person who served as a member of the Board was, during the fiscal year ended December 31, 2004, simultaneously an officer, employee or consultant of the Company or any of its subsidiaries. Mr. Bergreen did not participate in any Company determination of his own personal compensation matters.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth as of March 5, 2005: (i) the name of each person who, to the knowledge of the Company, owned beneficially more than 5% of the shares of Common Stock of the Company outstanding at such date; (ii) the name of each Director; and (iii) the name of each current executive officer of the Company. The following table also sets forth as of March 5, 2005 the number of shares owned by each of such persons and the percentage of the outstanding shares represented thereby, and also sets forth such information for Directors, nominees and executive officers as a group.



                                                             Amount of       Percent of
 Name and Address Of Beneficial Owner                        Ownership(1)     Class(2)
-------------------------------------                        ------------    ----------

 Zack B. Bergreen(3)                                          1,418,000         47%
     c/o Astea International
     240 Gibraltar Road
    Horsham, Pennsylvania 19044

 Adrian Peters (4)                                               14,200          *

 Eric Siegel (5)                                                  9,400          *

 Thomas J. Reilly, Jr. (6)                                        3,000          *

 Rick Etskovitz (7)                                              20,250          *

 George Rapp                                                          0          *

 John Tobin (8)                                                  16,250          *

 Ken Roy                                                          8,750          *

 Marikit Klein-Smith                                                  0          *

 Leviticus Partners, L.P.                                       250,000         7.8%

 Daniel Zeff                                                    234,883         7.9%

 All current directors, nominees and executive officers       1,974,733        48.9%
 as a group (8 persons)(1)-(8)



*    Less than 1% of the outstanding shares of Common Stock.
(1) Except as noted in the footnotes to this table, each person or entity named in the table has sole voting and investment power with respect to all shares of Common Stock owned, based upon information provided to the Company by Directors, officers and principal stockholders. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission") and includes voting and investment power with respect to shares of Common Stock subject to options currently exercisable or exercisable within 60 days after the Record Date ("presently exercisable stock options").
(2) Applicable percentage of ownership as of the Record Date is based upon 2,959,727 shares of Common Stock outstanding as of that date. Beneficial ownership is determined in accordance with the rules of the Commission and includes voting and investment power with respect to shares. Presently exercisable stock options are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.
(3) Includes 1,093,203 shares of Common Stock held by trusts of which Mr. Bergreen and his wife are the only trustees, 209,192 shares held by trusts with independent trustees, and 55,803 shares of Common Stock held by a family limited partnership of which Mr. Bergreen is the sole general partner. Also included are 60,000 options, all of which are currently exercisable.
(4) Board Of Director. Represents options to purchase 14,200 shares, all of which are currently exercisable.
(5) Board Of Director. Represents options to purchase 9,400 shares, all of which are currently exercisable.

(6) Board Of Director. Represents 1,000 shares of common stock and also options to purchase 2,000 all of which are exercisable.
(7) Chief Financial Officer. Represents 4,000 shares of common stock and also options to purchase 16,250 shares all of which are currently exercisable.
(8) Vice President and General Counsel. Represents options to purchase 16,250 shares, all of which are currently exercisable.


Item 13. Certain Relationships and Related Transactions.

         Over the years, the Company paid premiums on behalf of the majority stockholder and his wife under split dollar life insurance policies. At the end of 2002, the Company stopped paying premiums on these policies. In 2003, the policies were surrendered and the Company received $632,000 refund of all the premiums it had paid over the life of the policy.

Item 14. Principal Accountant Fees and Services

         The following table presents fees for professional audit services rendered by BDO Seidman, LLP for the audit of the Company's consolidated financial statements for the years ended December 31, 2004 and 2003, and fees billed for other services rendered by BDO Seidman, LLP during those periods:

                                          2004                  2003
                                    -----------------      ----------------
       Audit Fees (1)               $   160,071            $   145,500
       Audit-related Fees (2)             9,000                  9,000
       Tax Fees (3)                      73,219                 62,200
                                         16,000                     --
                                    -----------------      ----------------
       Total (4)                    $   242,290            $   216,700
                                    =================      ================

(1) Audit fees consisted of fees for professional services performed by BDO Seidman, LLP for the audit of the Company's annual consolidated financial statements and review of consolidated financial statements included in the Company's 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.
(2) Audit-related fees consisted of fees for assurance and related services performed by BDO Seidman, LLP. This includes employee benefit plan audit and consulting on financial accounting and reporting standards.
(3)  Tax fees consisted of fees for tax compliance, tax advice and tax planning.
(4)  The Audit Committee pre-approved 100% of the fees for 2004.

                                     PART IV


Item 15. Exhibits and Financial Statement Schedules.

    (a)(1)(A)         Consolidated Financial Statements.

             i)       Consolidated Balance Sheets at December 31, 2004 and 2003
             ii) Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002
            iii) Consolidated Statements of Stockholders' Equity for the years ended December 31,
                      2004, 2003, and 2002
             iv) Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002
             v)       Notes to the Consolidated Financial Statements

    (a)(1)(B)         Report of Independent Registered Public Accounting Firm.

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


(b)      Exhibits.

         The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) set forth above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March 2005.

                                           ASTEA INTERNATIONAL INC.


                                           By: /s/ Zack Bergreen
                                               -----------------------
                                                   Zack Bergreen
                                                   President and Chief
                                                   Executive Officer


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



                Signature                                   Title                                  Date
                ---------                                   -----                                  -----

         /s/Zack Bergreen                       President and Chief Executive                    March 28, 2005
         ---------------------------            Officer (Principal Executive Officer)
         Zack Bergreen

         /s/Rick Etskovitz.                     Chief Financial                                  March 28, 2005
         ---------------------------           (Principal Financial
         Rick Etskovitz                         and Accounting Officer)


         /s/Eileen Smith                        Controller                                       March 28, 2005
         ---------------------------
         Eileen Smith

         /s/Thomas J. Reilly, Jr.               Director                                         March 28, 2005
         ---------------------------
         Thomas J. Reilly, Jr.

         /s/Zack Bergreen                       Director                                         March 28, 2005
         ---------------------------
         Zack Bergreen

         /s/Adrian Peters                       Director                                         March 28, 2005
         ---------------------------
         Adrian Peters

         /s/Eric Siegel                         Director                                         March 28, 2005
         ---------------------------
         Eric Siegel

