Form 10-Q
period 2005-03-31
ASTEA INTERNATIONAL INC
filed 2005-05-11
CIK 945989

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

For the quarterly period ended          March 31, 2005
                               -----------------------------

                                       or

[ ]Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

                       For the transition period from    to
                                                     ----   ----

                         Commission File Number: 0-26330

                            ASTEA INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                                 23-2119058
     ----------------------------------                 --------------------
      (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                     Identification No.)



         240 Gibraltar Road, Horsham,  PA                         19044
    --------------------------------------------             ------------
     (Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code: (215) 682-2500
                                                           ---------------

                                      N/A
                   ------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X      No
                                                ----      ----

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes        No X
                                                ----      ----

As of May 9, 2005, 2,960,741 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.



                                 ASTEA INTERNATIONAL INC.

                                        FORM 10-Q
                                     QUARTERLY REPORT
                                          INDEX
                                                                                                  Page No.
                                                                                                  --------

Facing Sheet                                                                                         1

Index                                                                                                2

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.             Consolidated Financial Statements

                    Consolidated Balance Sheets (Unaudited)                                           3

                    Consolidated Statements of Operations (Unaudited)                                 4

                    Consolidated Statements of Cash Flows (Unaudited)                                 5

                    Notes to Unaudited Consolidated Financial Statements                              6

Item 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                               8

Item 3.             Quantitative and Qualitative Disclosure About Market Risk                        12

Item 4.             Controls and Procedures                                                          12

PART II - OTHER INFORMATION
----------------------------

Item 1.             Legal Proceedings                                                                13

Item 2.             Changes in Securities and Use of Proceeds                                        13

Item 3.             Defaults upon Senior Securities                                                  13

Item 4.             Submission of Matters to a Vote of Security Holders                              13

Item 5.             Other Information                                                                13

Item 6.             Exhibits and Reports on Form 8-K                                                 13

                    Signatures                                                                       14




PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS



                                                              March 31,     December 31,
                                                                2005            2004
                                                          ------------------------------
ASSETS                                                                (Unaudited)
Current assets:
Cash and cash equivalents                                 $  4,581,000     $  4,483,000
Restricted cash                                                300,000          300,000
Receivables, net of reserves of $348,000 and $411,000        5,061,000        6,428,000
Prepaid expenses and other                                     542,000          441,000
                                                          ------------------------------

Total current assets                                        10,484,000       11,652,000

Property and equipment, net                                    540,000          548,000
Capitalized software, net                                    1,618,000        1,520,000
Other assets                                                    40,000           34,000
                                                          ------------------------------

Total assets                                              $ 12,682,000     $ 13,754,000
                                                          ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                     $  2,790,000     $  3,194,000
Deferred revenues                                            4,464,000        4,489,000
                                                          ------------------------------

Total current liabilities                                    7,254,000        7,683,000

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000 shares
authorized, none issued                                           --               --
 Common stock, $.01 par value, 25,000,000 shares
authorized, 3,002,000 issued                                    30,000           30,000
 Additional paid-in capital                                 22,997,000       22,997,000
 Cumulative translation adjustment                            (806,000)        (779,000)
 Accumulated deficit                                       (16,585,000)     (15,967,000)
 Less:treasury stock at cost, 42,000 and 43,000 shares
respectfully                                                  (208,000)        (210,000)
                                                          ------------------------------

Total stockholders' equity                                   5,427,000        6,071,000
                                                          ------------------------------

Total liabilities and stockholders' equity                $ 12,682,000     $ 13,754,000
                                                          ==============================


       See accompanying notes to the consolidated financial statements.



                            ASTEA INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Three Months Ended
                                                               March 31,
                                                           2005          2004
                                                      --------------------------
Revenues:
   Software license fees                              $   598,000    $ 2,896,000
   Services and maintenance                             3,172,000      2,988,000
                                                      --------------------------

Total revenues                                          3,770,000      5,884,000
                                                      --------------------------

Costs and expenses:
Cost of software license fees                             265,000        410,000
   Cost of services and maintenance                     1,840,000      1,547,000
   Product development                                    477,000        408,000
Sales and marketing                                     1,249,000      1,489,000
General and administrative                                583,000        555,000
                                                      --------------------------

Total costs and expenses                                4,414,000      4,409,000
                                                      --------------------------

Income (loss) from operations                            (644,000)     1,475,000

Interest income, net                                       26,000          8,000
                                                      --------------------------

Income (loss) before income taxes                        (618,000)     1,483,000

Income tax expense                                           --             --
                                                      --------------------------

Net (loss) income                                     $  (618,000)   $ 1,483,000
                                                      ==========================

Basic and diluted (loss) income per share:
 Net (loss) income per share                          $     (0.21)   $      0.51
Shares outstanding used in computing basic (loss)
income per share                                        2,960,000      2,922,000
Shares outstanding used in computing diluted (loss)
income per share                                        2,960,000      2,923,000


        See accompanying notes to the consolidated financial statements.



                            ASTEA INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                                2005          2004
                                                                           ---------------------------
Cash flows from operating activities:
 Net (loss) income                                                         $  (618,000)   $ 1,483,000
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
 Depreciation and amortization                                                 351,000        299,000
 Increase in allowance for doubtful accounts                                   120,000         22,000
 Changes in operating assets and liabilities:
Receivables                                                                  1,241,000     (2,362,000)
Prepaid expenses and other                                                    (101,000)        (2,000)
Other assets                                                                      --            1,000
Accounts payable and accrued expenses                                         (405,000)       401,000
Deferred revenues                                                              (23,000)       505,000
Other long term assets                                                          (6,000)          --
                                                                           ---------------------------

 Net cash provided by operating activities                                     559,000        347,000
                                                                           ---------------------------

Cash flows from investing activities:
Purchases of property and equipment                                            (85,000)       (19,000)
Capitalizedsoftware development costs                                         (350,000)      (217,000)
                                                                           ---------------------------

 Net cash used in investing activities                                        (435,000)      (236,000)
                                                                           ---------------------------

Cash flows from financing activities:
Proceeds from issuance of stock through the employee stock purchase plan         1,000          1,000
                                                                           ---------------------------

 Effect of exchange rate changes on cash                                       (27,000)        (7,000)
                                                                           ---------------------------
 Net increase in cash and cash equivalents                                      98,000        105,000
Cash, beginning of period                                                    4,483,000      3,480,000
                                                                           ---------------------------

Cash, end of period                                                        $ 4,581,000    $ 3,585,000
                                                                           ===========================


                          See accompanying notes to the consolidated financial statements.


-----------------------------------------------------

                            ASTEA INTERNATIONAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.BASIS OF PRESENTATION
  ---------------------

The consolidated financial statements at March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 of Astea International Inc. and
subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's 2004 Annual Report on Form 10-K which are hereby incorporated by reference in this quarterly report on Form 10-Q.Results of operations and cash flows for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year.

2. STOCKHOLDERS' EQUITY/COMPREHENSIVE INCOME
  ------------------------------------------



The reconciliation of Stockholders' Equity and comprehensive income from December 31, 2004 to March 31, 2005 is summarized as follows:

                                                              Cumulative
                                              Additional       Currency
                                  Common       Paid-In       Translation     Accumulated        Treasury     Comprehensive
                                   Stock       Capital        Adjustment       Deficit            Stock          Income
                               -------------------------------------------------------------------------------------------

Balance at December 31, 2004   $     30,000   $ 22,997,000   $   (779,000)   $(15,967,000)   $   (210,000)
    Issuance of common stock
        under employee stock
               purchase plan           --             --             --                             2,000
      Cumulative translation
                  adjustment           --             --          (27,000)           --              --      $    (27,000)
                  Net (loss)           --             --             --          (618,000)           --      $   (618,000)
                               -------------------------------------------------------------------------------------------

   Balance at March 31, 2005   $     30,000   $ 22,997,000   $   (806,000)   $(16,585,000)   $   (208,000)   $   (645,000)
                               ===========================================================================================



3. CHANGE IN ACCOUNTING ESTIMATE
   -----------------------------

During the first quarter of 2004, the Company re-evaluated the estimated lives of its capitalized software assets related to licenses and determined that the estimated life of 3 years currently used should be reduced to 2 years, based on the rate of product release and the current sales trend.The impact of the change in the estimated life resulted in an increase in amortization, and reduction in net income, of $80,000, or $0.03 per share for the three months ended March 31, 2004.

4. INCOME TAX EXPENSE
   ------------------

The Company has utilized a portion of its net operating loss carry forwards for the three months ended March 31, 2004 to reduce any tax provisions on its pre-tax income.At March 31, 2005, the Company maintains a 100% valuation allowance for its remaining net deferred tax assets based on the uncertainty of the realization of future taxable income.

5. STOCK BASED COMPENSATION
   ------------------------

In December 2004, the FASB issued FAS 123(R), "Share Based Payment," an amendment of FASB Statements 123 and 95.FAS No, 123(R), replaced FAS No. 123, "Accounting for Stock-Based Compensation," and supercedes

APB Opinion No. 25, "Accounting for Stock Issued to Employees."This statement requires companies to recognized the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal years beginning after June 15, 2005.This means that the Company will be required to implement FAS No. 123(R) no later than the quarter beginning January 1, 2006.The Company currently measures stock-based compensation in accordance with APB Opinion No. 25 as discussed above.The Company anticipates adopting the modified prospective method of FAS No. 123(R) on January 1, 2006. The impact on the Company's financial condition or results of operations will depend on the number and terms of stock options outstanding on the day of change, as well as future options that may be granted.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123 ("SFAS 148").SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation.Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information.SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002.The Company plans to continue to use the intrinsic valuation method for stock compensation.

The Company accounts for options and the employee stock purchase plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.Had compensation cost for the Company's stock options and employee stock purchase plan been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and basic and diluted net loss per share would have been:



                                                              March 31, 2005       March 31, 2004
                                                              ----------------    ----------------
                                                                (unaudited)        (unaudited)

Net (loss) income - as reported                                $  (618,000)        $ 1,483,000

Add:Stock-based compensation included in net (loss)
 income as reported, net or related tax effects                       --                  --
Deduct: Stock-based compensation determined under
 fair value based methods for all awards, net of
 related tax effects                                               (37,000)            (32,000)

Net (loss) income - pro forma                                  $  (655,000)        $ 1,451,000

Basic and diluted (loss) income per share - as reported        $     (0.21)        $      0.51
Basic and diluted (loss) income per share - pro forma          $     (0.22)        $      0.50



The weighted average fair value of those options granted during the quarters ended March 31, 2005 and 2004 was estimated at $7.03 and $2.94, respectively.The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:risk-free interest rate of 4.53% and 3.65% for 2005 and 2004 grants, respectively; an expected life of six years; volatility of 128% and 130%: and a dividend yield of zero for 2005 and 2004 grants, respectively.

6. MAJOR CUSTOMERS

For the first three months of 2005, there were no major customers.For the first three months of 2004, one customer accounted for 33% of the Company's total revenues.At March 31, 2004, this same customer represented 30% of the Company's accounts receivable balance, the majority of which was subsequently received in the second quarter of 2004.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This document contains various forward-looking statements and information that are based on management's beliefs, assumptions made by management and information currently available to management.Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements.Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these, as well as other risks and uncertainties are described in more detail herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Astea is a global provider of service management software that addresses the unique needs of companies who manage capital equipment, mission critical assets and human capital.Clients include Fortune 500 to mid-size companies which Astea services through company facilities in the United States, United Kingdom, Australia, The Netherlands and Israel.Astea Alliance supports the complete service lifecycle, from lead generation and project quotation to service and billing through asset retirement.It integrates and optimizes critical business processes for Contact Center, Field Service, Depot Repair, Logistics, Professional Services, and Sales and Marketing.Astea extends its application with portal, analytics and mobile solutions.Astea Alliance provides service organizations with technology-enabled business solutions that improve profitability, stabilize cash-flows, and reduce operational costs through automating and integrating key service, sales and marketing processes.Since its inception in 1979, Astea has licensed applications to companies in a wide range of sectors including information technology, telecommunications, instruments and controls, business systems, and medical devices.


Critical Accounting Policies and Estimates
------------------------------------------

The Company's significant accounting policies are more fully described in its Summary of Accounting Policies, Note 2, to the Company's consolidated financial statement.The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition

Revenues are recognized in accordance with Statement of Procedures (SOP) 97-2, which provides guidelines on the recognition of software license fee revenue.Principally, revenue may be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the license fee is fixed and determinable and the collection of the fee is probable.The Company allocates a portion of its software revenue to post-contract support activities or to other services or products provided to the customer free of charge or at non-standard discounts when provided in conjunction with the licensing arrangement.Amounts allocated are based upon standard prices charged for those services or products.Software license fees for resellers or other members of the indirect sales channel are based on a fixed percentage of the Company's standard prices.The Company recognizes software license revenue for such contracts based upon the terms and conditions provided by the reseller to its customer.

Revenue from post-contract support is recognized ratably over the term of the contract on a straight-line basis.Consulting and training service revenue is generally recognized at the time the service is performed.Fees from licenses sold together with consulting services are generally recognized upon shipment, provided that the contract has been executed, delivery of the software has occurred, fees are fixed and determinable and collection is probable.

In instances where the aforementioned criteria have not been met, both the license and the consulting fees are recognized under the percentage of completion method of contract accounting.

In limited instances, the Company will enter into contracts for which revenue is recognized under contract accounting.The accounting for such arrangements requires judgement, which impacts the timing of revenue recognition and provision for estimated losses, if applicable.

Accounts Receivable

The Company evaluates the adequacy of its allowance for doubtful accounts at the end of each quarter.In performing this evaluation, the Company analyzes the payment history of its significant past due accounts, subsequent cash collections on these accounts and comparative accounts receivable aging statistics.Based on this information, along with consideration of the general strength  of the  economy,  the  Company  develops  what  it  considers  to be a reasonable estimate of the uncollectible amounts included in accounts receivable.This estimate involves significant judgement by the management of the Company.Actual uncollectible amounts may differ from the Company's estimate.

Capitalized Software Research and Development Costs

The Company accounts for its internal software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company capitalizes software development costs subsequent to the establishment of technological feasibility through the product's availability for general release.Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Development costs associated with product enhancements that extend the original product's life or significantly improve the original product's marketability are also capitalized once technological feasibility has been established.Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (usually two years), beginning with the initial release to customers.During the first quarter of 2004, the Company revised the estimated life for its capitalized software products from three years to two years based on current sales trends and the rate of product releases.The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product.As of March 31, 2005, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

Results of Operations
---------------------

Comparison of Three Months Ended March 31, 2005 and 2004
--------------------------------------------------------

Revenues
--------

Revenues decreased $2,114,000, or 36%, to $3,770,000 for the three months ended March 31, 2005 from $5,884,000 for the three months ended March 31, 2004.Software license fee revenues decreased $2,298,000, or 79%, from the same period last year.Services and maintenance fees for the three months ended March 31, 2005 amounted to $3,172,000, a 6% increase from the same quarter in 2004.

The Company's international operations contributed $2,006,000 of revenues in the first quarter of 2005 compared to $1,486,000 in the first quarter of 2004.This represents a 35% increase from the same period last year and 53% of total revenues in the first quarter 2005.The increase in revenues is due to the increase in sales from the Company's operations in Europe and Japan partially offset by a slight decrease in sales from operations inAustralia.

Software license fee revenues decreased 79% to $598,000 in the first quarter of 2005 from $2,896,000 in the first quarter of 2004.The decrease is primarily attributable to poor sales results in the United States during the first quarter of 2005, as well as two significant U.S. sales totaling approximately $2.1 million, that closed during the first quarter of 2004.Astea Alliance license revenues decreased $2,147,000 or 79%, to $583,000 in the first quarter of

2005 from $2,730,000 in the first quarter of 2004.The Company also sold $15,000 and $166,000 of DISPATCH-1 licenses to existing customers in the first quarter of 2005 and 2004, respectively.

Services and maintenance revenues increased 6% to $3,172,000 in the first quarter of 2005 from $2,988,000 in the first quarter of 2004.The increase primarily relates to service and maintenance revenues from Astea Alliance, which increased $393,000, or 16%, to $2,824,000 from $2,431,000 in the first quarter of 2004.The increase in Astea Alliance service and maintenance revenues is a direct result of the growth of the Astea Alliance customer base.Partially offsetting the increase in Astea Alliance service and maintenance revenues was a decrease of $210,000 in DISPATCH-1 service and maintenance revenues, which resulted from an expected decrease in demand.

Costs of Revenues
-----------------

Cost of software license fees decreased 35% to $265,000 in the first quarter of 2005 from $410,000 in the first quarter of 2004.Included in the cost of software license fees is the fixed cost of capitalized software amortization.During the first quarter of 2004, the Company revised the estimated useful life of its capitalized software products from 3 years to 2 years, which increased amortization for the period to $252,000 and $230,000 for 2005 and 2004, respectively, compared to $150,000 in the first quarter of 2003.The cost of software license fees also decreased due to the lower level of software license sales in the first quarter of 2005.The software licenses gross margin percentage was 56% in the first quarter of 2005 compared to 86% in the first quarter of 2004. The decrease in gross margin was attributable to the mix of products sold in 2005 as well as the relationship of the fixed cost of amortized capitalized software to a lower level of sales in 2005.

Cost of services and maintenance increased 19% to $1,840,000 in the first quarter of 2005 from $1,547,000 in the first quarter of 2004.The increase in cost of service and maintenance is primarily attributed to additions in headcount from last year to this year, along with the use of outside service consultants.The services and maintenance gross margin percentage was 42% in the first quarter of 2005 compared to 48% in the first quarter of 2004.The decrease in services and maintenance gross margin was primarily due to start up and training of new staff that decreased the utilization of Astea Alliance service professionals.

Product Development
-------------------

Product development expense increased 17% to $477,000 in the first quarter of 2005 from $408,000 in the first quarter of 2004. The Company excludes the capitalization of software costs in product development.Capitalized software totaled $350,000 in the first quarter of 2005 compared to $217,000 during the same period in 2004.Product development as a percentage of revenues was 13% in the first quarter of 2005 compared with 7% in the first quarter of 2004.The increase in percentage of revenues is the result of the continued effort of the Company to improve the quality and functionality of its products by adding more development staff, combined with the decreased sales volume.

Sales and Marketing
-------------------

Sales and marketing expense decreased 16% to $1,249,000 in the first quarter of 2005 from $1,489,000 in the first quarter of 2004. The decrease in sales and marketing is primarily attributable to a reduction in sales commissions related to the decrease in license sales.As a percentage of revenues, sales and marketing expenses increased to 33% from 25% in the first quarter of 2004, which is the direct result of decreased revenues.

General and Administrative
--------------------------

General and administrative expenses increased 5% to $583,000 in the first quarter of 2005 from $555,000 in the first quarter of 2004.The increase in general and administrative expenses is attributable to higher costs due to company initiatives and an increase in foreign currency exchange activity.As a percentage of revenues, general and administrative expenses increased to 15% from 9% in the first quarter of 2004.The increase is due to a significant decrease in revenues.

Interest Income, net
--------------------

Net interest income increased $18,000 from $8,000 in the first quarter of 2004 to $26,000 in the first quarter of 2005.The increase resulted primarily from an increase in the amount of investments as well as higher interest rates paid on the Company's portfolio of invested funds.

International Operations
------------------------

Total revenue from the Company's international operations increased by $520,000, or 35%, to $2,006,000 in the first quarter of 2005 from $1,486,000 in the same quarter in 2004.The increase in revenue from international operations was primarily attributable to the increase in revenues from Japanese and European operations.International operations generated net income of $257,000 for the first quarter ended March 31, 2005 compared to income of $152,000 in the same quarter in 2004.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $560,000 for the three months ended March 31, 2005 compared to cash provided by operations of $347,000 for the three months ended March 31, 2004.The increase in cash provided by operations was primarily attributable to significant collections in accounts receivable compared to the same quarter last year, when the Company had significant sales at the end of the quarter and accounts receivable increased $2.3 million.Partially offsetting the $3.5 million swing in accounts receivable was the decrease in earnings and reduction in accounts payable.

The Company used $435,000 for investing activities in the first three months of 2005 compared to using $236,000 in the first three months of 2004.The increase in cash used is attributable to an increase in both the capitalization of software development costs and the acquisition of property and equipment.

The Company generated $1,000 of cash from financing activities during both three month periods ended March 31, 2005 and 2004 from the issuance of stock through the employee stock purchase plan.

At March 31, 2005, the Company had a working capital ratio of 1.4:1, with cash and restricted cash of $4,881,000.The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the next twelve months.The Board of Directors from time to time reviews the Company's forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

Variability of Quarterly Results and Potential Risks Inherent in the Business
-----------------------------------------------------------------------------

The Company's operations are subject to a number of risks, which are described in more detail in the Company's prior SEC filings.Risks which are peculiar to the Company on a quarterly basis, and which may vary from quarter to quarter, include but are not limited to the following:

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

o International sales for the Company's products and services, and the Company's expenses related to these sales, continue to be a substantial component of the Company's operations.International sales are subject to a variety of risks, including difficulties in establishing and managing international operations and in translating products into foreign languages.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------

Interest Rate Risk.The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio.The Company does not have any derivative financial instruments in its portfolio.The Company places its investments in instruments that meet high credit quality standards.The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.As of March 31, 2005, the Company's investments consisted of U.S. government commercial paper.The Company does not expect any material loss with respect to its investment portfolio.

Foreign Currency Risk.The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.All sales arrangements with international customers are denominated in foreign currency.The Company does not expect any material loss with respect to foreign currency risk.

Item 4.    CONTROLS AND PROCEDURES
----------------------------------

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2005, which is the end of the period covered by this Quarterly Report on Form 10-Q.Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

There were no changes that occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
-----------------------------------

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.The Company is not involved in any legal proceedings, which would, in management's opinion, have a material adverse effect on the Company's business or results of operations.

Item 2.           Changes in Securities and Use of Proceeds
-----------------------------------------------------------

There have been no changes in securities during the quarter ended March 31, 2005.

Item 3.           Defaults Upon Senior Securities
-------------------------------------------------

There have been no defaults by the Company on any Senior Securities during the quarter ended March 31, 2005.

Item 4.           Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------------

No matters were submitted to a vote of the Company's stockholders during the first quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

Item 5.           Other Information
-----------------------------------

None.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

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


(B) Reports on Form 8-K

         On March 28, 2005, the Company filed a report on Form 8-K with respect to the press release issued as of that date reporting the results for the three months and year ended December 31, 2004.

         On January 7, 2005, the Company filed a report on Form 8-K/A announcing Rick Etskovitz as Chief Financial Officer.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of May 2005.

                                            ASTEA INTERNATIONAL INC.


                                             By: /s/Zack B. Bergreen
                                                 ------------------------------
                                                 Zack B. Bergreen
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

                                              By: /s/Rick Etskovitz
                                                 ------------------------------
                                                  Rick Etskovitz
                                                  Chief Financial Officer
                                                  (Principal Financial and Chief
                                                  Accounting Officer)