Form 10-Q
period 2005-06-30
ASTEA INTERNATIONAL INC
filed 2005-08-10
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          June 30, 2005

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from ____________ to ___________

Commission File Number: 0-26330

ASTEA INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	23-2119058
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

240 Gibraltar Road, Horsham, PA	19044
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 682-2500

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

As of August 10, 2005, 2,966,635 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC.

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005 (Unaudited)	2004
ASSETS
Current assets:
Cash and cash equivalents	$4,334,000	$4,483,000
Restricted cash	300,000	300,000
Receivables, net of reserves of $309,000 and $708,000	6,075,000	6,428,000
Prepaid expenses and other	500,000	441,000
Total current assets	11,209,000	11,652,000

Property and equipment, net	530,000	548,000
Capitalized software, net	1,770,000	1,520,000
Other assets	42,000	34,000

Total assets	$13,551,000	$13,754,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,929,000	$3,194,000
Deferred revenues	4,567,000	4,489,000
Total current liabilities	7,496,000	7,683,000

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 25,000,000 shares authorized, 2,966,000 issued	30,000	30,000
Additional paid-in capital	23,018,000	22,997,000
Cumulative translation adjustment	(854,000)	(779,000)
Accumulated deficit	(15,931,000)	(15,967,000)
Less: treasury stock at cost, 42,000 and 43,000 shares	(208,000)	(210,000)
Total stockholders’ equity	6,055,000	6,071,000

Total liabilities and stockholders’ equity	$13,551,000	$13,754,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Revenues:
Software license fees	$2,068,000	$1,606,000	$2,666,000	$4,502,000
Services and maintenance	3,291,000	2,810,000	6,463,000	5,798,000
Total revenues	5,359,000	4,416,000	9,129,000	10,300,000
Costs and expenses:
Cost of software license fees	318,000	335,000	583,000	745,000
Cost of services and maintenance	1,939,000	1,588,000	3,773,000	3,138,000
Product development	449,000	316,000	927,000	721,000
Sales and marketing	1,413,000	1,433,000	2,663,000	2,922,000
General and administrative	614,000	445,000	1,196,000	1,001,000
Total costs and expenses	4,733,000	4,117,000	9,142,000	8,527,000

Income from operations	626,000	299,000	(13,000)	1,773,000
Interest income, net	23,000	10,000	49,000	19,000
Income before income taxes	649,000	309,000	36,000	1,792,000
Income tax expense	-	-	-	-
Net income	$649,000	$309,000	$36,000	$1,792,000

Basic income per share	$0.22	$0.11	$0.01	$0.61

Diluted income per share	$0.21	$0.10	$0.01	$0.61
Shares outstanding used in computing basic income (loss) per share	2,962,000	2,932,000	2,961,000	2,927,000
Shares outstanding used in computing diluted income per share	3,056,000	2,972,000	3,053,000	2,942,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net income	$36,000	$1,792,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	673,000	601,000
Increase in allowance for doubtful accounts	232,000	76,000
Changes in operating assets and liabilities:
Receivables	22,000	(985,000)
Prepaid expenses and other	(54,000)	86,000
Accounts payable and accrued expenses	(261,000)	(275,000)
Deferred revenues	80,000	432,000
Other assets	(8,000)	(2,000)
Net cash provided by operating activities	720,000	1,725,000
Cash flows from investing activities:
Purchases of property and equipment	(166,000)	(34,000)
Capitalized software development costs	(738,000)	(560,000)
Net cash used in investing activities	(904,000)	(594,000)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	23,000	111,000
Effect of exchange rate changes on cash	12,000	41,000
Net increase (decrease) in cash and cash equivalents	(149,000)	1,283,000
Cash, beginning of period	4,483,000	3,480,000
Cash, end of period	$4,334,000	$4,763,000
See accompanying notes to the consolidated financial statements.

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements at June 30, 2005 and for the three and six month periods ended June 30, 2005 and 2004 of Astea International Inc. and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s 2004 Annual Report on Form 10-K which are hereby incorporated by reference in this quarterly report on Form 10-Q. Results of operations and cash flows for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

2. STOCKHOLDERS’ EQUITY/COMPREHENSIVE LOSS

The reconciliation of stockholders’ equity and comprehensive loss from December 31, 2004 to June 30, 2005 is summarized as follows:

	Common Stock	Additional Paid-In Capital	Cumulative Translation Adjustment	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)
Balance at December 31, 2004	$30,000	$22,997,000	$(779,000)	$(15,967,000)	$(210,000)	$-
Issuance of common stock under Employee Stock Purchase Plan	-		-	-	2,000	-
Exercise of stock options		21,000	-	-	-
Stock issued for satisfaction of liability	-	-	-	-	-	-
Cumulative translation adjustment	-	-	(75,000)	-	-	(75,000)
Net income for the period	-	-	-	36,000	-	36,000
Balance at June 30, 2005	$30,000	$23,018,000	$(854,000)	$(15,931,000)	$(208,000)	$(39,000)

3. CHANGE IN ACCOUNTING ESTIMATE

During the first quarter of 2004, the Company re-evaluated the estimated lives of its capitalized software assets related to licenses and determined that the estimated life of 3 years currently used should be reduced to 2 years, based on the rate of product release and the current sales trend. The impact of the change in the estimated life resulted in an increase in amortization, and reduction in net income, of $80,000, or $0.03 per diluted share for the three months ended March 31, 2004.

4. INCOME TAX EXPENSE

The Company has utilized a portion of its net operating loss carry forwards for the three months and six months ended June 30, 2005 to reduce any tax provisions on its pre-tax income. At June 30, 2005, the Company maintains a 100% valuation allowance for its remaining net deferred tax assets based on the uncertainty of the realization of future taxable income.

5. STOCK BASED COMPENSATION

In December 2004, the FASB issued FAS 123(R), “Share Based Payment,” an amendment of FASB Statements 123 and 95. FAS No. 123(R), replaced FAS No. 123 “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal years beginning after June 15, 2005. This means that the Company will be required to implement FAS No. 123(R) no later than the quarter beginning January 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25 as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on January 1 2006. The impact on the Company’s financial condition or results of operations will depend on the number and terms of stock options outstanding on the day of change, as well as future options that may be granted.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company plans to continue to use the intrinsic valuation method for stock compensation.

The Company accounts for options and the employee stock purchase plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock options and employee stock purchase plan been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and basic and diluted net loss per share would have been:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income - as reported	$649,000	$309,000	$36,000	$1,792,000
Add: Stock-based compensation included in net income as reported, net or related tax effects	-	-	-	-
Deduct stock-based compensation determined under fair value based methods for all awards, net of related tax effects	(56,000)	(78,000)	(115,000)	(110,000)

Net income (loss) - pro forma	$593,000	$231,000	$(79,000)	$1,682,000

Basic income per share - as reported	$0.22	$0.11	$0.01	$0.62
Diluted income (loss) per share as reported	$0.21	$0.10	$0.01	$0.61
Basic income (loss) per share - pro forma	$0.20	$0.08	$(0.03)	$0.57
Diluted income (loss) per share pro forma	$0.19	$0.08	$(0.03)	$0.56

The weighted average fair value of those options granted during the quarters ended June 30, 2005 and 2004 was estimated at $6.17 and $3.23, respectively. The weighted average fair value of those options granted during the six months ended June 30, 2005 and 2004 was estimated at $6.88 and $3.12. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.00% and 4.61% for 2005 and 2004 grants, respectively; an expected life of six years; volatility of 119% and 132% for 2005 and 2004 grants respectively and a dividend yield of zero.

6. MAJOR CUSTOMERS

In the second quarter of 2005, there was one major customer that accounted for 35% of total revenues. In the second quarter of 2004 there was one customer that accounted for 14% of total revenue. For the first six months of 2005 there was one major customer that accounted for 21% of total revenues and for the first six months of 2004, there were one customer that accounted for 22% of total revenues.

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

Astea is a global provider of service management software that addresses the unique needs of companies who manage capital equipment, mission critical assets and human capital. Clients include Fortune 500 to mid-size companies, which Astea services through company facilities in the United States, United Kingdom, Australia, The Netherlands, and Israel. Astea Alliance supports the complete service lifecycle, from lead generation and project quotation to service and billing through asset retirement. It integrates and optimizes critical business processes for Contact Center, Field Service, Depot Repair, Logistics, Professional Services, and Sales and Marketing. Astea extends its application with portal, business intelligence and mobile solutions. Astea Alliance provides service organizations with technology-enabled business solutions that improve profitability, stabilize cash-flows, and reduce operational costs through automating and integrating key service, sales and marketing processes. Since its inception in 1979, Astea has licensed applications to companies in a wide range of sectors including information technology, telecommunications, instruments and controls, business systems, and medical devices.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in its Summary of Accounting Policies, Note 2 to the Company’s year-end consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition

Revenues are recognized in accordance with Statement of Position (SOP) 97-2, which provides guidelines on the recognition of software license fee revenue. Principally, revenue may be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the license fee is fixed and determinable and the collection of the fee is probable. The Company allocates a portion of its software revenue to post-contract support activities or to other services or products provided to the customer free of charge or at non-standard discounts when provided in conjunction with the licensing arrangement. Amounts allocated are based upon standard prices charged for those services or products. Software license fees for resellers or other members of the indirect sales channel are based on a fixed percentage of the Company’s standard prices. The Company recognizes software license revenue for such contracts based upon the terms and conditions provided by the reseller to its customer.

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

Accounts Receivable

The Company evaluates the adequacy of its allowance for doubtful accounts at the end of each quarter. In performing this evaluation, the Company analyzes the payment history of its significant past due accounts, subsequent cash collections on these accounts and comparative accounts receivable aging statistics. Based on this information, along with consideration of the general strength of the economy, the Company develops what it considers to be a reasonable estimate of the uncollectible amounts included in accounts receivable. This estimate involves significant judgment by the management of the Company. Actual uncollectible amounts may differ from the Company’s estimate.

Capitalized Software Research and Development Costs

The Company accounts for its internal software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The Company capitalizes software development costs subsequent to the establishment of technological feasibility through the product’s availability for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Development costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (usually two years), beginning with the initial release to customers. During the first quarter of 2004, the Company revised the estimated life for its capitalized software products from three years to two years based on current sales trends and the rate of product releases. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of June 30, 2005, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

Results of Operations

Comparison of Three Months Ended June 30, 2005 and 2004

Revenues

Revenues increased $943,000, or 21%, to $5,359,000 for the three months ended June 30, 2005 from $4,416,000 for the three months ended June 30, 2004. Software license fee revenues increased $462,000, or 29%, from the same period last year. Services and maintenance fees for the three months ended June 30, 2005 amounted to $3,291,000, a 17% increase from the same quarter in 2004.

The Company’s international operations contributed $1,664,000 of revenues in the second quarter of 2005, which is a 27% decrease compared to revenues generated during the second quarter of 2004. The Company’s revenues from international operations amounted to 31% of the total revenue for the second quarter in 2005 compared to 52% of total revenues for the same quarter in 2004. The decrease in revenues is due to the decrease in sales from the Company’s operations in both Japan and from operations in Europe.

Software license fee revenues increased 29% to $2,068,000 in the second quarter of 2005 from $1,606,000 in the second quarter of 2004. Astea Alliance license revenues increased $678,000 or 49%, to $2,068,000 in the second quarter of 2005 from $1,390,000 in the second quarter of 2004. The increase is primarily attributable to one sale to a customer that accounted for 35% of total revenue in the second quarter of 2005.

Services and maintenance revenues increased to $3,291,000 or 17% in the second quarter of 2005 from $2,810,000 in the second quarter of 2004. The Astea Alliance service and maintenance revenues increased by $647,000 or 29% compared to the second quarter of 2004. More than offsetting this increase was a $168,000 decrease in DISPATCH-1 service and maintenance revenues, which resulted from an expected decrease in demand.

Costs of Revenues

Cost of software license fees decreased 5% to $318,000 in the second quarter of 2005 from $335,000 in the second quarter of 2004. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Gross margin percentage on the software license revenue was 85% in the second quarter of 2005 compared to 79% in the second quarter of 2004. The increase in gross margin was attributable to the mix of products sold in 2005 as well as the relationship of the fixed cost of amortized capitalized software to a lower level of sales in 2004.

Cost of services and maintenance increased 22% to $1,939,000 in the second quarter of 2005 from $1,588,000 in the second quarter of 2004. The increase in cost of service and maintenance is primarily attributed to an increase in headcount of approximately six personnel from last year to this year. The services and maintenance gross margin percentage was 41% in the second quarter of 2005 compared to 43% in the second quarter of 2004. The slight decrease in services and maintenance gross margin was primarily due to the start up and training of new staff that decreased utilization of Astea Alliance service professionals. Additionally, part of the increase in headcount was used for quality assurance testing of our product, which added to the decreased utilization of Astea Alliance service professionals.

Product Development

Product development expense increased 42% to $449,000 in the second quarter of 2005 from $316,000 in the second quarter of 2005. Gross development expense before capitalization of software cost was $838,000 in the second quarter of 2005 compared to $658,000 for the same quarter in 2004. The Company excludes the capitalization of software costs in product development. Software development costs of $388,000 were capitalized in the second quarter of 2005 compared to $342,000 during the same period in 2004. The increase in software capitalization is a result of product development initiatives and additional development personnel geared towards the next release of Astea Alliance. Product development expense as a percentage of revenues increased to 8% in the second quarter of 2005 compared with 7% in the second quarter of 2004. The slight increase in relative costs is due to the continued effort of the Company to improve the quality and functionality of its products by adding more development staff.

Sales and Marketing

Sales and marketing expense decreased 1% to $1,413,000 in the second quarter of 2005 from $1,433,000 in the second quarter of 2004. The decrease in sales and marketing is attributable to a reduction in sales staffing costs and a decrease in marketing expenses related to the timing of marketing initiatives. As a percentage of revenues, sales and marketing expenses decreased to 26% in 2005 from 32% in the second quarter of 2004.

General and Administrative

General and administrative expenses increased 38% to $614,000 during the second quarter of 2005 from $445,000 in the second quarter of 2004. As a percentage of revenue, general and administrative expenses increased to 11% in the second quarter of 2005 from 10% in the second quarter of 2004. The slight increase is attributable to an increase in our allowance for uncollectible accounts, additional professional fees and higher general costs. Additionally, during the second quarter of 2004, general and administrative expenses decreased significantly because the Company recovered approximately $114,000 in legal fees in connection with a legal action in Europe.

Interest Income, Net

Net interest income increased $13,000 to $23,000 in the second quarter of 2005 from the second quarter of 2004. The increase resulted primarily from a higher rate of return on investments.

International Operations

Total revenue from the Company’s international operations decreased by 27% during the second quarter of 2005 to $1,664,000 compared to $2,289,000 for the second quarter of 2004. The decrease in revenue from international operations was primarily attributable to the decrease in revenues from Japanese and European operations. International operations generated net income of $10,000 for the second quarter ended June 30, 2005 compared to a net income of $568,000 in the same period in 2004.

Comparison of Six Months Ended June 30, 2005 and 2004

Revenues

Revenues decreased $1,171,000, or 11%, to $9,129,000 for the six months ended June 30, 2005 from $10,300,000 for the six months ended June 30, 2004. Software license fee revenues decreased $1,836,000, or 41%, from the same period last year. Services and maintenance fees for the six months ended June 30, 2005 amounted to $6,463,000, a 12% increase from the same period in 2004.

The Company’s international operations contributed $3,670,000 of revenues in the first six months of 2005 compared to $4,080,000 in the first six months of 2004. This represents a 11% decrease from the same period last year and 40% of total revenues in the first six months of 2005. The decrease in revenues is due to the decrease in sales from the Company’s operations in Japan and partially offset by increases in activity in Europe and Australia during the first six months of the year.

Software license fee revenues decreased 41% to $2,666,000 in the first six months of 2005 from $4,502,000 in the first six months of 2004. The decrease is primarily attributable to poor sales results in the first quarter of 2005, as well as two significant U.S. deals totaling approximately $2.1 million, that closed during the first quarter of 2004. Astea Alliance license revenues decreased $1,469,000 or 36% in the first six months of 2005 from $4,120,000 in the first six months of 2004. DISPATCH-1 license sales represented $383,000 during the first six months of 2004 as compared to $15,000 during the same period in 2005.

Services and maintenance revenues increased 11% to $6,463,000 in the first six months of 2005 from $5,798,000 in the first six months of 2004. The increase relates directly to service and maintenance revenues from Astea Alliance, which increased $1,038,000, or 22%, to $5,697,000 from $4,659,000 in the first six months of 2004. The increase in Astea Alliance service and maintenance revenues is a direct result of the growth of the Astea Alliance customer base. Partially offsetting the increase in Astea Alliance service and maintenance revenues was a decrease of $378,000 in DISPATCH-1 service and maintenance revenues, which resulted from an expected decrease in demand.

Costs of Revenues

Cost of software license fees decreased 22% to $583,000 in the first six months of 2005 from $745,000 in the first six months of 2004. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Capitalized software amortization was $489,000 and $460,000 in the first six months of 2005 and 2004, respectively. The cost of software license fees decreased due to a lower level of software license sales in the first six months of 2005 compared to sales in the first six months of 2004. The software licenses gross margin percentage was 78% in the first six months of 2005 compared to 83% in the first six months of 2004. The decrease in gross margin was attributable to the decrease in license sales relative to the fixed costs of software amortization.

Cost of services and maintenance increased 20% to $3,773,000 in the first six months of 2005 from $3,138,000 in the first six months of 2004. The increase in cost of service and maintenance is primarily attributed to an increase in headcount from last year to this year. The services and maintenance gross margin percentage was 42% in the first six months of 2005 compared to 46% in the first six months of 2004. The decrease in services and maintenance gross margin was primarily due to decreased utilization of Astea Alliance service professionals, reflecting, a large investment in product quality assurance during the first six months of 2005.

Product Development

Product development expense increased 29% to $927,000 in the first six months of 2005 from $721,000 in the first six months of 2004. Gross development expense before capitalization of software costs was $1,665,000 for the first six months of 2005 compared to $1,281,000 for the same period in 2004. The Company excludes the capitalization of software costs in product development. Product development costs of $738,000 were capitalized in the first six months of 2005 compared to $560,000 during the same period in 2004. The increase in software capitalization is a result of product development initiatives geared towards the next release of Astea Alliance. Product development as a percentage of revenues was 10% in the first six months of 2005 compared with 7% in the first six months of 2004. The increase in percentage of revenues is the result of the continued effort of the Company to improve the quality and functionality of its products by adding more development staff, combined with decreased sales.

Sales and Marketing

Sales and marketing expense decreased 9% to $2,663,000 in the first six months of 2005 from $2,922,000 in the first six months of 2004. The decrease in sales and marketing expense is attributable to a reduction in sales staffing costs and the timing of marketing initiatives. Additionally, the decrease in sales and marketing expenses is due to lower sales commissions paid in the first six months of 2005 due to lower license revenues. As a percentage of revenues, sales and marketing expenses increased slightly to 29% from 28% in the first six months of 2004.

General and Administrative

General and administrative expenses increased 20% to $1,196,000 in the first six months of 2005 from $1,001,000 in the first six months of 2004. The increase in general and administrative expenses is due to an increase in the Company’s bad debts, additional professional fess and higher general costs. Additionally, in the first six months of 2004 the Company recovered approximately $114,000 in legal fees in connection with a legal action in Europe. As a percentage of revenues, general and administrative expenses increased to 13% from 10% in the first six months of 2004.

Interest Income, Net

Net interest income increased $30,000 from $19,000 in the first six months of 2004 to $49,000 in the first six months of 2005. The increase resulted primarily from an increase in the amount of investments as well as higher interest rates paid on the Company’s portfolio of invested funds.

International Operations

Total revenue from the Company’s international operations decreased by $410,000, or 11%, to $3,670,000 in the first six months of 2005 from $4,080,000 in the first six months in 2004.  International operations generated net income of $267,000 for the first six months ended June 30, 2005 compared to net income of $720,000 in the same period in 2004.

Liquidity and Capital Resources

Net cash provided by operating activities was $720,000 for the six months ended June 30, 2005 compared to cash provided by operations of $1,725,000 for the six months ended June 30, 2004. The decrease in cash provided by operations was primarily attributable to lower net income for the first six months of 2005 compared to 2004, partially offset by a decrease in accounts receivables.

The Company used $904,000 for investing activities in the first six months of 2005 compared to using $594,000 in the first six months of 2004. The increase in cash used is attributable to an increase in software capitalization and increased purchases of property and equipment.
The Company generated $23,000 of cash from financing activities during the six months ended June 30, 2005 and $111,000 in 2004. The cash was generated both years from the exercise of stock options and the issuance of stock through the employee stock purchase plan.

At June 30, 2005, the Company had a working capital ratio of 1.50:1, with cash, cash equivalents and restricted cash of $4,634,000. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the next twelve months. The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

Variability of Quarterly Results and Potential Risks Inherent in the Business

The Company’s operations are subject to a number of risks, which are described in more detail in the Company’s prior SEC filings. Risks which are peculiar to the Company on a quarterly basis, and which may vary from quarter to quarter, include but are not limited to the following:

•
The Company’s quarterly operating results have in the past varied and may in the future vary significantly depending on factors such as the size, timing and recognition of revenue from significant orders, the timing of new product releases and product enhancements, and market acceptance of these new releases and enhancements, increases in operating expenses, and seasonality of its business.

•
The Company’s future success will depend in part on its ability to increase licenses of Astea Alliance and other new product offerings, and to develop new products and product enhancements to complement its existing field service, sales automation and customer support offerings.

•	The enterprise software market is intensely competitive.

•
International sales for the Company’s products and services, and the Company’s expenses related to these sales, continue to be a substantial component of the Company’s operations. International sales are subject to a variety of risks, including difficulties in establishing and managing international operations and in translating products into foreign languages.

•
The market price of the common stock could be subject to significant fluctuations in response to, and may be adversely affected by, variations in quarterly operating results, changes in earnings estimates by analysts, developments in the software industry, adverse earnings or other financial announcements of the Company’s customers and general stock market conditions, as well as other factors.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relate primarily to the Company’s investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 2005, the Company’s investments consisted of U.S. government commercial paper. The Company does not expect any material loss with respect to its investment portfolio.

Foreign Currency Risk. The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are denominated in foreign currency. The Company does not expect any material loss with respect to foreign currency risk.

Item 4.     CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2005, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

There were no changes that occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any legal proceedings, which would, in management’s opinion, have a material adverse effect on the Company’s business or results of operations.

Item 2.     Changes in Securities and Use of Proceeds

There have been no changes in securities during the quarter ended June 30, 2005.

Item 3.     Defaults Upon Senior Securities

There have been no defaults by the Company on any Senior Securities during the quarter ended June 30, 2005.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's stockholders during the second quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise. The Annual Meeting of Stockholders of the Company is scheduled for August 24, 2005.

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

On April 4, 2005, the Company filed a report on Form 8-K that amended the compensation plan for Zack Bergreen, the Chairman and CEO.

On May 4, 2004, the Company filed a report on Form 8-K with respect to the Board of Directors Compensation plan for 2005.

On May 11, 2005, the Company filed a report on Form 8-K with respect to the press release issued as of that date reporting the results for the three months ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of August 2005.

ASTEA INTERNATIONAL INC.

By:	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/Rick Etskovitz
Rick Etskovitz
Chief Financial Officer
(Principal Financial and Chief
Accounting Officer)