Form 10-Q
period 2005-09-30
ASTEA INTERNATIONAL INC
filed 2005-11-14
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No  X

As of November 10, 2005, 3,391,018 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC.

FORM 10-Q
QUARTERLY REPORT
INDEX

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005 (Unaudited)	2004
ASSETS
Current assets:
Cash and cash equivalents	$8,801,000	$4,483,000
Restricted cash	225,000	300,000
Receivables, net of reserves of $333,000 and $567,000	5,563,000	6,428,000
Prepaid expenses and other	553,000	441,000
Total current assets	15,142,000	11,652,000

Property and equipment, net	1,902,000	548,000
Customer relations, net	1,354,000	-
Capitalized software, net	1,872,000	1,520,000
Goodwill	956,000	-
Other assets	77,000	34,000
Total assets	$21,303,000	$13,754,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,474,000	$3,194,000
Deferred revenues	4,770,000	4,489,000
Total current liabilities	9,244,000	7,683,000

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 25,000,000 shares authorized, issued 3,433,000 and 3,002,000	34,000	30,000
Additional paid-in capital	26,361,000	22,997,000
Cumulative translation adjustment	(888,000)	(779,000)
Accumulated deficit	(13,240,000)	(15,967,000)
Less: treasury stock at cost, 42,000 and 43,000 shares	(208,000)	(210,000)
Total stockholders’ equity	12,059,000	6,071,000
Total liabilities and stockholders’ equity	$21,303,000	$13,754,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues:
Software license fees	$4,805,000	$1,184,000	$7,471,000	$5,686,000
Services and maintenance	3,444,000	2,820,000	9,906,000	8,619,000
Total revenues	8,249,000	4,004,000	17,377,000	14,305,000
Costs and expenses:
Cost of software license fees	292,000	328,000	875,000	1,073,000
Cost of services and maintenance	2,034,000	1,590,000	5,805,000	4,728,000
Product development	558,000	290,000	1,486,000	1,012,000
Sales and marketing	1,944,000	1,192,000	4,607,000	4,114,000
General and administrative	771,000	467,000	1,967,000	1,467,000
Total costs and expenses	5,599,000	3,867,000	14,740,000	12,394,000

Income from operations	2,650,000	137,000	2,637,000	1,911,000
Interest income, net	41,000	18,000	90,000	36,000
Income before income taxes	2,691,000	155,000	2,727,000	1,947,000
Income tax expense	-	-	-	-
Net income	$2,691,000	$155,000	$2,727,000	$1,947,000

Basic net income per share	$0.91	$0.05	$0.92	$0.66

Diluted net income per share	$0.88	$0.05	$0.89	$0.66
Shares outstanding used in computing basic income per share	2,968,000	2,954,000	2,976,000	2,940,000
Shares outstanding used in computing diluted income per share	3,106,000	2,992,000	3,072,000	2,964,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,727,000	$1,947,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,032,000	961,000
Change in allowance for doubtful accounts	387,000	-
Changes in operating assets and liabilities:
Receivables	666,000	(1,312,000)
Prepaid expenses and other	(61,000)	105,000
Accounts payable and accrued expenses	805,000	(438,000)
Deferred revenues	(742,000)	78,000
Other assets	(11,000)	(10,000)
Net cash provided by operating activities	4,803,000	1,331,000
Cash flows from investing activities:
Reduction in restricted cash	75,000	-
Purchases of property and equipment	(213,000)	(123,000)
Net cash from acquisition of FieldCentrix	616,000	-
Capitalized software development costs	(1,077,000)	(969,000)
Net cash used in investing activities	(599,000)	(1,092,000)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	34,000	113,000
Cash Flow from financing activities	34,000	113,000
Effect of exchange rate changes on cash	80,000	39,000
Net increase in cash and cash equivalents	4,318,000	391,000
Cash, beginning of period	4,483,000	3,480,000
Cash and cash equivalents balance, end of period	$8,801,000	$3,871,000

See accompanying notes to the consolidated financial statements.

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements at September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004 of Astea International Inc. and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s 2004 Annual Report on Form 10-K which are hereby incorporated by reference in this quarterly report on Form 10-Q. Results of operations and cash flows for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

2. STOCKHOLDERS’ EQUITY/COMPREHENSIVE INCOME

The reconciliation of stockholders’ equity and comprehensive income from December 31, 2004 to September 30, 2005 is summarized as follows:

	Common Stock	Additional Paid-In Capital	Cumulative Currency Translation Adjustment	Accumulated Deficit	Treasury Stock	Comprehensive Income
Balance at December 31, 2004	$30,000	$22,997,000	$(779,000)	$(15,967,000)	$(210,000)	$-
Issuance of common stock under Employee Stock Purchase Plan			-	-	2,000	-
Exercise of stock options		32,000	-	-	-	-
Stock issued for FX acquisition	4,000	3,332,000	-	-	-	-
Cumulative translation adjustment	-	-	(109,000)	-	-	(109,000)
Net income for the period	-	-	-	2,727,000	-	2,727,000
Balance at September 30, 2005	$34,000	$26,361,000	$(888,000)	$(13,240,000)	$(208,000)	$2,618,000

3.  INCOME TAX EXPENSE

The Company has utilized a portion of its net operating loss carry forwards for the three months and nine months ended September 30, 2005 to reduce any tax provisions on its pre-tax income. At September 30, 2005, the Company maintains a 100% valuation allowance for its remaining net deferred tax assets based on the uncertainty of the realization of future taxable income.

4.  STOCK BASED COMPENSATION

In December 2004, the FASB issued FAS 123(R), “Share Based Payment,” an amendment of FASB Statement 123 and 95. FAS No. 123(R), replaced FAS No. 123 “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal years beginning after June 15, 2005. This means that the Company will be required to implement FAS No. 123(R) no later than the quarter beginning January 1, 2006. The Company currently measures stock-based compensation in accordance with the APB Opinion No. 25 as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on January 1, 2006. The impact on the Company’s financial condition or results of operations will depend on the number and terms of stock options outstanding on the day of the change, as well as future options that may be granted.

In December 2002, the FASB issued Statement No. 149, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending on December 15, 2002. The Company plans to continue to use the intrinsic valuation method for stock compensation.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income - as reported	$2,691,000	$155,000	$2,727,000	$1,947,000
Add: Stock-based compensation included in net income as reported, net or related tax effects	-	-	-	-
Deduct stock-based compensation determined under fair value based methods for all awards, net of related tax effects	(132,000)	(76,000)	(248,000)	(180,000)
Net income - pro forma	$2,559,000	$79,000	$2,479,000	$1,767,000
Basic income per share - as reported	$0.91	$0.05	$0.92	$0.66
Diluted income per share as Reported	$0.88	$0.05	$0.89	$0.66
Basic income per share - pro forma	$0.86	$0.03	$0.83	$0.60
Diluted income per share pro forma	$0.84	$0.03	$0.81	$0.60

The weighted average fair value of those options granted during the quarters ended September 30, 2005 and 2004 was estimated at $5.98 and $7.61, respectively. The weighted average fair value of those options granted during the nine months ended September 30, 2005 and 2004 was estimated at $6.43 and $5.06. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.32% and 4.11% for 2005 and 2004 grants, respectively; an expected life of six years; volatility of 118% and 131%; and a dividend yield of zero for 2005 and 2004 grants, respectively.

5.   MAJOR CUSTOMERS

In the third quarter of 2005, there was one major customer that accounted for 55% of total revenues. In the third quarter of 2004, the Company had one customer that accounted for 11% of its total revenue. For the first nine months of 2005 there were two major customers that accounted for 27% and 12% of total revenues and for the first nine months of 2004, there was one customer that accounted for 18% of total revenues.

6.   OTHER BUSINESS MATTERS

FieldCentrix Acquisition

On September 21, 2005, the Company, through a newly formed wholly-owned subsidiary, FC Acquisition Corp., acquired substantially all of the assets of FieldCentrix, Inc. pursuant to an Asset Purchase Agreement for $3,336,000 of Company stock. The total cost of the acquisition, including legal, accounting and investment banking fees was $3,626,000.

In the Acquisition, the Company acquired substantially all of the assets net of certain liabilities of FieldCentrix, including certain cash, all account receivables, personal property, contracts with customers, intellectual property, existing customer relationships, and assumed certain liabilities of FieldCentrix. In consideration for the assets acquired and liabilities assumed from FieldCentrix, the Company issued 421,106 shares of its unregistered stock to FieldCentrix Inc. The shares were valued at $3,336,000 based upon the average closing price of the Company’s common stock for the five trading days preceding the closing of the Acquisition ($7.922). The Purchase Agreement also provides for certain quarterly cash earnout payments payable to FieldCentrix through June 30, 2007 related to collection of gross license revenues for certain sales of FieldCentrix products, collections, and certain professional services for FieldCentrix products.

Ten percent of the issued shares were deposited into escrow to cover any claims for indemnification made by the Company or FC Acquisition Corp. against FieldCentrix Inc. under the Purchase Agreement. Assuming there are no indemnification claims, this stock escrow will be released to FieldCentrix Inc. on or about September 21, 2006. Additionally, FieldCentrix deposited $177,243 into an escrow account to cover any uncollected accounts receivable and/or maintenance revenues of customers who have not consented to the assignment of their contracts with FieldCentrix Inc. to FC Acquisition Corp. The cash escrow will be analyzed and then, if warranted, released to FC Acquisition Corp. on or about January 19, 2006 in an amount sufficient to cover the amounts, if any, of the uncollected accounts receivable and unassigned maintenance contracts that existed at the date of acquisition.

The purchase price of FieldCentrix is allocated as follows:

Assets acquired:
Cash	$906,000
Accounts receivable	354,000
Prepaid expenses	95,000
Property and equipment	1,451,000
Customer relations	1,360,000
Other assets	31,000
Goodwill	956,000

5,153,000
Less liabilities assumed:
Accrued expenses	492,000
Deferred revenue	1,035,000

1,527,000

Total purchase price	$3,626,000

The acquisition of the long-lived assets described above will result in future depreciation and amortization expense to the Company. All assets will be depreciated or amortized using the straight-line method over the following estimated useful lives:

Asset	Useful life
Property and equipment	1 to 4 years
Software	1 to 5 years
Customer relationships	10 years

7.   UNAUDITED PRO FORMA FINANCIAL INFORMATION

Unaudited pro forma financial information for the three and nine months ended September 30, 2005, as though the FieldCentrix acquisition had occurred on January 1, 2004 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Revenues	$9,581,000	$6,128,000	$22,145,000	$19,963,000
Net income (loss)	$2,037,000	$(801,000)	$(439,000)	$(1,390,000)
Net income (loss) per common share
Basic	$.59	$(.23)	$(.13)	$(.41)
Diluted	$.57	$(.23)	$(.12)	$(.41)
Weighted shares outstanding
Basic	3,433,000	3,419,000	3,433,000	3,391,000
Diluted	3,571,000	3,457,000	3,529,000	3,415,000

8.  SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions:
	Nine Months Ended September 30,
	2005	2004
Acquisition of FieldCentrix Net Assets:
Purchase Price
Common stock issued	$3,336,000	$-

Assets acquired:
Accounts receivable	(354,000)	-
Prepaid Expenses	(95,000)	-
Property and equipment	(1,451,000)	-
Customer relations	(1,360,000)	-
Other assets	(31,000)	-
Goodwill	(956,000)	-
Total assets acquired:	(4,247,000)	-
Liabilities assumed:
Accrued expenses	492,000	-
Deferred revenue	1,035,000	-
Total liabilities assumed	1,527,000	-
Net assets acquired	(2,720,000)	-
Net Cash received from FieldCentrix acquisition	$616,000	$-

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Astea is a global provider of service management software that addresses the unique needs of companies who manage capital equipment, mission critical assets and human capital. Clients include Fortune 500 to mid-size companies, which Astea services through company facilities in the United States, United Kingdom, Australia, The Netherlands, and Israel. Astea Alliance supports the complete service lifecycle, from lead generation and project quotation to service and billing through asset retirement. It integrates and optimizes critical business processes for Contact Center, Field Service, Depot Repair, Logistics, Professional Services, and Sales and Marketing. Astea extends its applications with portal, dynamic scheduling, business intelligence and mobile solutions. Astea Alliance provides service organizations with technology-enabled business solutions that improve profitability, stabilize cash flows, and reduce operational costs through automating and integrating key service, sales and marketing processes. Since its inception in 1979, Astea has licensed applications to companies in a wide range of sectors including information technology, telecommunications, instruments and controls, business systems and medical devices.

FieldCentrix

On September 21, 2005, the Company, through a wholly owned subsidiary, FC Acquisition Corp., acquired substantially all of the assets of FieldCentrix, Inc, the industry’s leading mobile field force automation company. The acquisition immediately strengthens and further cements Astea’s standing as the leading company that can provide an end-to-end enterprise solution that addresses every facet of the Service Management Lifecycle process.

FieldCentrix develops and markets mobile field service automation (FSA) systems, which include the wireless dispatch and support of mobile field technicians using portable, hand-held computing devices. The FieldCentrix offering has evolved into a leading complementary service management solution that runs on a wide range of mobile devices (handheld computers, laptops and PC’s, and Pocket PC devices), and integrates seamlessly with popular CRM and ERP applications. FieldCentrix has licensed applications to Fortune 500 and mid-size companies in a wide range of sectors including HVAC, building and real estate services, manufacturing, process instruments and controls, and medical equipment.

FieldCentrix’ expertise in mobility and emerging mobile technologies will give Astea’s global customer base new ways to update and streamline service organizations, which increasingly support hundreds of remote locations and mobile technical teams. Astea’s strong and robust enterprise service lifecycle management solution complements the FieldCentrix mobility offering to provide the FieldCentrix customer base with the most robust service lifecycle management system on the market today. Astea and Fieldcentrix will combine the expertise of the two organizations to break new ground in providing premier solutions that continue to deliver exceptional value for service-centric companies.

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

Capitalized Software Research and Development Costs

The Company accounts for its internal software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The Company capitalizes software development costs subsequent to the establishment of technological feasibility through the products availability for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Development costs associated with product enhancements that extend the original product’s life or significantly improve the original products marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a product-by-product basis over the greater of the ration of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (usually two years), beginning with the initial release to customers. During the first quarter of 2004, the Company revised the estimated life for its capitalized software products from three years to two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of September 30, 2005, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

Results of Operations

Comparison of Three Months Ended September 30, 2005 and 2004

Revenues

Revenues increased $4,245,000, or 106%, to $8,249,000 for the three months ended September 30, 2005 from $4,004,000 for the three months ended September 30, 2004. Software license fee revenues increased $3,621,000 or 306%, from the same period last year. Services and maintenance fees for the three months ended September 30, 2005 amounted to $3,444,000, a 22% increase from the same quarter in 2004.

The Company’s international operations contributed $5,640,000 of revenues in the third quarter of 2005, which was a 266% increase over revenues generated during the third quarter of 2004. The Company’s revenues from international operations amounted to 68% of the total revenue for the third quarter in 2005 compared to 39% of total revenues for the same quarter in 2004. The increase in international revenues is attributable to one major sale in the European region to a customer that accounted for 55% of total revenue for the third quarter of 2005.

Software license fee revenues increased 306% to $4,805,000 in the third quarter of 2005 from $1,184,000 in the third quarter of 2004. Astea Alliance license revenues increased $3,823,000 or 390%, to $4,804,000 in the third quarter of 2005 from $981,000 in the third quarter of 2004. The increase is attributable to a large sale from our European operation that accounted for 55% of total revenue in the third quarter of 2005.

Services and maintenance revenues increased to $3,444,000 in the third quarter of 2005 from $2,820,000 in the third quarter of 2004. The Astea Alliance service and maintenance revenues increased by $583,000 or 24% compared to the third quarter of 2004. This increase was partially offset by a $74,000 decrease in DISPATCH-1 service and maintenance revenues, which resulted from an expected decrease in demand. Additionally, FieldCentrix contributed $113,000 in services and maintenance revenue from the date of acquisition through September 30, 2005.

Costs of Revenues

Cost of software license fees decreased 11% to $292,000 in the third quarter of 2005 from $328,000 in the third quarter of 2004. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Part of the decrease is attributable to the reduction of third party products no longer embedded within our software. The gross margin on software license sales was 94% in the third quarter of 2005 compared to 72% in the third quarter of 2004. The increase in gross margin was attributable to lower costs of third party software included in licenses as well as the relationship of the fixed cost of capitalized software amortization to a higher level of sales in 2005.

Cost of services and maintenance increased 28% to $2,034,000 in the third quarter of 2005 from $1,590,000 in the third quarter of 2004. The increase in cost of service and maintenance is primarily attributed to an increase in professional services staff from last year to this year and the recruiting costs associated with those hires. The services and maintenance gross margin percentage was 41% in the third quarter of 2005 compared to 44% in the third quarter of 2004. The slight decrease in services and maintenance gross margin was primarily due to the start up and training of new staff that slightly decreased utilization of Astea Alliance service professionals.

Product Development

Product development expense increased 92% to $558,000 in the third quarter of 2005 from $290,000 in the third quarter of 2004. The increase in product development is due to a significant increase in headcount. Gross development expense before capitalization of software costs were $897,000 in the third quarter of 2005 compared to $699,000 during the same period in 2004. The Company excludes the capitalization of software costs in product development. Capitalized software totaled $339,000 in the third quarter of 2005 compared to $409,000 during the same period in 2004. The decrease in software capitalization is a result of product development initiatives geared towards the release of the next version of Astea Alliance slated for early 2006, as well as, quality assurance testing that is associated with this version. Product development expense as a percentage of revenues remained at 7% in the third quarter of 2005, the same percentage as the third quarter of 2004.

Sales and Marketing

Sales and marketing expense increased 63% to $1,944,000 in the third quarter of 2005 from $1,192,000 in the third quarter of 2004. The increase in sales and marketing expense is attributable to a higher headcount in sales staffing costs, as well as higher commission expenses related to the increase of license sales. As a percentage of revenues, sales and marketing expenses decreased to 24% in 2005 from 30% in the third quarter of 2004.

General and Administrative

General and administrative expenses increased 65% to $771,000 during the third quarter of 2005 from $467,000 in the third quarter of 2004. The increase in general and administrative expenses is due to an increase in the Company’s bad debts and higher professional fees. In addition, the Company incurred indirect operating costs in connection to the FieldCentrix acquisition. Direct costs of the acquisition, consisting primarily of legal, accounting and investment banking fees are accounted for as part of the acquisition. As a percentage of revenue, general and administrative expenses decreased to 9% in the third quarter of 2005 from 12% in the third quarter of 2004.

Interest Income, Net

Net interest income increased $23,000 to $41,000 in the third quarter of 2005 from $18,000 in the third quarter of 2004. The increase in interest income is generally attributable to increased cash and cash equivalents compared to 2004, as well as higher interest rates paid on the Company’s invested funds.

International Operations

Total revenue from the Company’s international operations increased during the third quarter of 2005 to $5,640,000 compared to $1,542,000 for the third quarter of 2004. The increase in revenue from international operations was primarily attributable to one major European customer that represented 55% of total revenues for the period. International operations generated net income of $2,022,000 for the third quarter ended September 30, 2005 compared to a net income of $67,000 in the same quarter in 2004.

Comparison of Nine Months Ended September 30, 2005 and 2004

Revenues

Revenues increased $3,072,000, or 21%, to $17,377,000 for the nine months ended September 30, 2005 from $14,305,000 for the nine months ended September 30, 2004. Software license fee revenues increased $1,785,000, or 31%, from the same period last year. Services and maintenance fees for the nine months ended September 30, 2005 amounted to $9,906,000, a 15% increase from the same quarter in 2004.

The Company’s international operations contributed $9,108,000 of revenues in the first nine months of 2005 compared to $4,780,000 in the first nine months of 2004. This represents a 91% increase from the same period last year and 52% of total revenues in the first nine months of 2005. The increase in revenues is due to the increase in sales from the Company’s operations in Europe, specifically, one major customer that represents 27% of total revenues for the nine months ending September 30, 2005.

Software license fee revenues increased 31% to $7,471,000 in the first nine months of 2005 from $5,686,000 in the first nine months of 2004. The increase is primarily attributable to a number of larger sales that closed during the first nine months of 2005. Astea Alliance license revenues increased $2,354,000 or 46% in the first nine months of 2005 from $5,101,000 in the first nine months of 2004. DISPATCH-1 license revenue was $16,000 for the first nine months of 2005 compared to $585,000 for the same period in 2004.

Services and maintenance revenues increased 15% to $9,906,000 in the first nine months of 2005 from $8,619,000 in the first nine months of 2004. The increase primarily relates to service and maintenance revenues from Astea Alliance, which increased $1,627,000, or 23%, to $8,691,000 from $7,065,000 in the first nine months of 2004. The increase in Astea Alliance service and maintenance revenues is a direct result of the growth of the Astea Alliance customer base. Additionally, Fieldcentrix contributed $113,000 in service and maintenance revenue from the date of acquisition through September 30, 2005. Partially offsetting the increase in Astea Alliance service and maintenance revenues was a decrease of $453,000 in DISPATCH-1 service and maintenance revenues, which resulted from an expected decrease in demand.

Costs of Revenues

Cost of software license fees decreased 18% to $875,000 in the first nine months of 2005 from $1,073,000 in the first nine months of 2004. Included in the cost of software license fees is the fixed cost of capitalized software amortization. The software license gross margin percentage was 88% in the first nine months of 2005 compared to 81% in the first nine months of 2004. The improvement in gross margin was attributable to the mix of products sold in 2005, as well as the relationship of the fixed cost of amortized capital software to a higher level of sales in 2005.

Cost of services and maintenance increased 23% to $5,805,000 in the first nine months of 2005 from $4,728,000 in the first nine months of 2004. The increase in cost of service and maintenance is primarily attributed to an increase in the number of professional services personnel from last year to this year. The services and maintenance gross margin percentage was 41% in the first nine months of 2005 compared to 45% in the first nine months of 2004. The decline in gross margin from professional services and maintenance is principally due to lower utilization of the professional staff resulting from the need to train the new personnel to effectively work with the Company’s products.

Product Development

Product development expense increased 47% to $1,486,000 in the first nine months of 2005 from $1,012,000 in the first nine months of 2004. Gross development expense before capitalization of software costs was $2,562,000 for the first nine months of 2005 compared to $1,979,000 for the same period in 2004. The Company excludes capitalized software costs from product development expense. Capitalized software totaled $1,077,000 in the first nine months of 2005 compared to $968,000 during the same period in 2004. The increase in software capitalization is a result of product development initiatives and additional development personnel geared towards the next release of Astea Alliance. Product development as a percentage of revenues was 9% in the first nine months of 2005 compared with 7% in the first nine months of 2004. The increase in cost is due to the continued effort of the Company to improve the quality and functionality of its product, which required adding more development staff. Additionally, the Fieldcentrix acquisition increased the Company’s development staff and costs.

Sales and Marketing

Sales and marketing expense increased 12% to $4,607,000 in the first nine months of 2005 from $4,114,000 in the first nine months of 2004. The increase in sales and marketing costs is attributable to higher staffing costs as well as higher commission expenses related to an increase in license sales. As a percentage of revenues, sales and marketing expenses decreased slightly to 27% from 29% in the first nine months of 2004.

General and Administrative

General and administrative expenses increased 34% to $1,967,000 in the first nine months of 2005 from $1,467,000 in the first nine months of 2004. The increase in general and administrative expenses is attributable to an increase in bad debt expense, increased professional fees and indirect costs associated with the FieldCentrix acquisition. As a percentage of revenues, general and administrative expenses increased slightly to 11% from 10% in the first nine months of 2004.

Interest Income, Net

Net interest income increased $54,000 from $36,000 in the first nine months of 2004 to $90,000 in the first nine months of 2005. The increase in interest income is generally attributable to increased cash and cash equivalents compared to 2004, as well as higher interest rates earned on the Company’s invested funds.

International Operations

Total revenue from the Company’s international operations increased by $4,328,000, or 91%, to $9,108,000 in the first nine months of 2005 from $4,780,000 in the first nine months in 2004.  The increase in revenue from international operations was primarily attributable to the increase in revenues from the European region, which had one major customer representing 27% of total revenues for the first nine months of 2005. International operations generated net income of $2,288,000 for the first nine months ended September 30, 2005 compared to a income of $211,000 in the same period in 2004.

Liquidity and Capital Resources

Net cash provided by operating activities was $4,804,000 for the nine months ended September 30, 2005 compared to net cash used in operating activities of $1,331,000 for the nine months ended September 30, 2004. The increase in cash provided by operations was primarily attributable to an increase in net income, an increase in the allowance for doubtful accounts, a decrease in accounts receivable, a significant increase in accounts payable compared to a decrease last year and an increase in deferred revenues.

The Company’s used $599,000 for investing activities in the first nine months of 2005 compared to using $1,092,000 in the first nine months of 2004.

The Company generated $34,000 of cash from financing activities during the nine months ended September 30, 2005 compared to $113,000 for the same period in 2004. The increase is related to the cash received in the FieldCentrix acquisition.

At September 30, 2005, the Company had a working capital ratio of 1.63:1, with cash, cash equivalents and restricted cash of $9,026,000. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the next twelve months. The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relate primarily to the Company’s investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2005, the Company’s investments consisted of U.S. government commercial paper. The Company does not expect any material loss with respect to its investment portfolio.

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

There were no changes that occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on August 24, 2005, pursuant to the Notice of Annual Meeting of Stockholders dated July 14, 2005, the following actions were adopted:

1. The election of a board of directors to hold office until the next annual stockholders’ meeting or until their  respective successors have been elected or appointed.

	Number of Shares
	Voted For	Withheld
Zack B. Bergreen	2,753,415	13,740
Adrian A. Peters	2,752,059	15,096
Thomas J. Reilly, Jr.	2,762,350	4,805
Eric S. Siegel	2,762,350	4,805

2.  The ratification of the appointment of BDO Seidman, LLP as independent auditors for the Company for the fiscal year ending December 31, 2005.

Number of Shares
Voted For	Voted Against	Abstained
2,763,075	920	3,160

No other matters were submitted to a vote of the Company’s stockholders during the third quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

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

(B)   Reports on Form 8-K

On August 10, 2005, the Company filed a report on Form 8-K with respect to the press release issued as of that date reporting the results for the six months ended June 30, 2005.

On September 26, 2005, the Company filed a report on Form 8-K with respect to the press release issued as of that date reporting that through a wholly owned subsidiary, FC Acquisition Corp., the Company acquired substantially all of the assets of FieldCentrix Inc., and announcing the appointment of John Tobin as President.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of November 2005.

ASTEA INTERNATIONAL INC.

By:	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/Fredric Etskovitz
Fredric Etskovitz
Chief Financial Officer
(Principal Financial and Chief
Accounting Officer)