Form 10-K
period 2005-12-31
ASTEA INTERNATIONAL INC
filed 2006-03-31
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For The Fiscal Year Ended: December 31, 2005
or

[   ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For the transition period from___to__

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ _ ]

Indicate by check mark whether the registrant is an accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange act.

Large Accelerated filer __	Accelerated Filer __	Non-accelerated filer X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 if the Exchange Act.) Yes__ No X

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2005 (based on the closing price of $6.28 as quoted by Nasdaq Capital Market as of such date) was approximately $10,365,768.

As of March 15, 2006, 3,585,185 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

- -

PART I

Item 1.  Business.

General

Astea International Inc. and subsidiaries (collectively “Astea” or the “Company”) develops, markets and supports service management software solutions, which are licensed to companies that sell and service equipment, and/or sell and deliver professional services. Companies invest in Astea’s software and services to automate enterprise business processes for purposes of revenue enhancement, cost containment, operational efficiency and improving management’s awareness of operational performance through analytical reporting. Customers’ return on investment from Astea solutions is achieved through improved management of information, people and cash flows, thereby increasing competitive advantages and customer satisfaction, top-line revenue and profitability.

Astea solutions are used in industries such as information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management, telecommunications and other industries with equipment sales and service requirements. Astea’s strong focus on enterprise solutions for organizations that sell and deliver services is a unique industry differentiator that draws upon the Company’s industry experience and core expertise.

Founded in 1979, Astea is known throughout the industry, largely from its history as a provider of software solutions for field service management and depot repair. Astea has since expanded its product portfolio to also include integrated management applications for sales and marketing, multi-channel customer contact centers, and professional services automation.

In 2002, Astea began commercial release of its latest Astea Alliance service management suite version 6 products (“Astea Alliance 6”) that adapt the Company’s domain expertise and integrated business process functionality to the Microsoft.NET Web Services framework. Astea solutions include a variety of Web portal and wireless remote-access capabilities integrating mobile employees, contractors, business partners and customers into an enterprise’s consolidated, real-time management of workforce, assets and business relationships.

Astea’s software has been licensed to approximately 600 companies worldwide. Customers range from mid-size organizations to large, multinational corporations with geographically dispersed locations around the globe. The Company markets and supports its products through a worldwide network of direct and indirect sales and services offices with corporate headquarters in the United States and regional headquarters in the United Kingdom and Australia. Sales partners include distributors (value-added resellers, system integrators and sales agents) and OEM partners.

In addition to its own product development that is conducted at Company facilities in the United States and Israel, Astea participates in partnerships with complementary technology companies in order to reduce time-to-market with new product capabilities and continually increase its value proposition to customers. The Company’s product strategies are developed from the collective feedback from customers, industry consultants, technology partners and sales partners, in addition to its internal product management and development. Astea also works with its active user community who closely advises and participates in ongoing product development efforts.

Astea provides customers with an array of professional consulting, training and customer support services to implement its products and integrate them with other corporate systems such as back-office financial and ERP applications. Astea also maintains and supports its software over its installed life cycle. The Company’s experience and domain expertise in service and sales management, distribution, logistics, finance, mobile technologies, internet applications and enterprise systems integration are made available to customers during their assessments of where and how their business processes can be improved.

The Company’s sales and marketing efforts are almost exclusively focused on new software licensing and support services for its latest generation of Astea Alliance products. Marketing and sales of licenses and services related to the Company’s legacy system DISPATCH-1® products are limited to existing DISPATCH-1 customers.

FieldCentrix Acquisition

On September 21st, 2005, Astea acquired most of the assets and certain liabilities of FieldCentrix, Inc., a leading provider of mobile workforce automation. Astea and FieldCentrix together bring more than 35 years of proven experience and excellence and are now uniting to better support their customers in their combined mission to decrease costs, maximize revenues and increase the quality of service to achieve a competitive advantage. Astea’s vision is to continue to enable the seamless integration of information and a common user-interface across all areas in the Service Management Lifecycle, which will lead to a reduction in process costs and total costs of ownership.

FieldCentrix has a very strong mobility solution in the market today. Mobility is one area in which Astea is looking to further enhance and build out its current mobility offering based upon customer needs. The acquisition of FieldCentrix gives Astea immediate mobility domain expertise which will further strengthen its Service Lifecycle Management Solution Suite. Astea and FieldCentrix will combine the expertise of the two organizations to break new ground in providing solutions that continue to deliver exceptional value for organizations. Together, Astea and FieldCentrix are taking a major step forward in revolutionizing Service Lifecycle Management - and continuing their mission to make organizations and their customers successful.

A major benefit to Astea’s customers will be its ability to now offer stronger mobility solutions that are tightly integrated into Astea Alliance. FieldCentrix customers now have access to a larger sales, support, service, and product development team. Astea will be retaining the FieldCentrix employees and their offices in Irvine, CA. As a result, Astea will be able to offer an even more comprehensive product portfolio that translates into immediate benefits for organizations. They will also be able to bring innovative products to the market in a shorter time period to further optimize service organizations.

Current Product Offerings

Astea Alliance

Astea Alliance is a service management offering consisting of software applications and services. The software product consists of a series of applications. The offering has been developed as a global solution from the ground up with multi-lingual and multi-currency capabilities.

Astea Alliance has been designed to address the complete service lifecycle, from lead generation and project quotation to service and billing through asset retirement. It integrates and optimizes critical business processes for Campaigns, Call Center, Depot Repair, Field Service, Logistics, Projects and Sales and Order Processing. Astea extends its application suite with mobile, dynamic scheduling, portals, business intelligence, tools and services solutions. In order to ensure customer satisfaction and quick return on investment, Astea also offers infrastructure tools and services.

Astea Alliance is licensed to companies that sell and/or service capital equipment or mission critical assets and human capital. Companies invest in Astea’s software and services to automate service processes for cost containment, operational efficiency, and management visibility. Customers’ return on investment is achieved through improved management of customer information, people and cash flows, thereby increasing competitive advantage and customer satisfaction, top-line revenues and profitability. Astea solutions are used in industries such as information technology, medical devices and diagnostics systems, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management, telecommunications and related industries with equipments sales and service requirements.

The latest version software, Astea Alliance 6.8, is designed and built with new system architecture for Web-based deployment using the Microsoft.NET development architecture. Prior to this, products were engineered for Windows client/server technology and marketed as AllianceEnterprise. AllianceEnterprise products included re-engineered and enhanced versions of service modules that were initially introduced as ServiceAlliance® in 1997, and a re-engineered and enhanced version of the Company’s sales force automation product that was initially introduced as SalesAlliance in 1999.

ServiceAlliance and SalesAlliance, the earliest versions of Astea Alliance solutions, were the Company’s initial new technology offerings following a long and highly successful history with its DISPATCH-1 legacy system solutions. Astea Alliance solutions have been licensed to over 233 customers worldwide. Market acceptance of Astea Alliance by global and regional companies has continually increased since 2002 and the Company has aggressively pursued opportunities for larger system implementations with mid-size to large enterprises on a worldwide basis.

The current Astea Alliance offering consists of:
•	9 Core Applications
•	Mobile Applications
•	Extended Portals
•	Reporting and Business Intelligence
•	Tools

Astea Alliance Core Applications:
Alliance Contact Center
Alliance Depot Repair
Alliance Field Service
Alliance Logistics
Alliance Marketing Campaigns
Alliance Order Processing
Alliance Professional Services
Alliance Sales
Alliance Dynamic Scheduling Engine

Astea Alliance Mobile Applications:
Alliance Notebook for Service
Alliance Notebook for Sales
Alliance PocketPC for Service
Alliance 2-way Paging

Astea Alliance Extended Portals:
Customer Self-Service
Remote Technician

Astea Alliance Reporting and Business Intelligence:
Alliance Reporting
Alliance Business Intelligence
Mobile Applications Standard Reports

Astea Alliance Tools:
Alliance BizTalk Connector
Alliance Financial Link
Alliance Global Database
Alliance Knowledge Base
Alliance Links
Alliance Studio

Astea Alliance Core Applications

Alliance Contact Center

The Alliance Contact Center application supports call centers, information desks, service hotlines, inside sales and telemarketing activities. Integrated, multi-channel, inbound/outbound capabilities enable customer service representatives to serve prospects and customers in their media of choice, including phone, fax, e-mail or Internet. The integrated customer self-service portals with automated email response, automated call escalation, and interface to Computer Telephony Integration (CTI) systems help streamline customer interaction processes. Work scheduling and demand balancing optimize staff utilization. Employee personal portals with access to comprehensive real-time customer data and decision support tools including intelligent knowledge management and scripting for problem resolution and inside sales drive higher staff productivity. Aside from more efficient customer service and higher levels of customer satisfaction, the objectives of Astea’s Alliance Contact Center software are to reduce overhead through improved first-call resolution rates and shorter service-call handling times. A powerful, third-party knowledge engine is integrated into this application to further enhance and extend the diagnostic tools available to contact center agents. This optional module is also available for Depot Repair and Field Service applications.

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

Alliance Field Service

The Alliance Field Service core application delivers a robust set of automated capabilities to streamline and improve management of field service activities. By automating workflow field service representatives can more efficiently complete and document assignments, manage vehicle assets, capture expenses and generate revenue through add-on sales during a customer contact. Applications alert dispatchers to contractual minimum response times and expedite coordination of field force skills matching, scheduling, dispatch and repair parts logistics. The use of the Dynamic Scheduling Engine automates much of this process. The Remote Technician portal allows site-based field engineers and other off-site agents secure access to the core system. Mobile tools deliver rich functionality on notebook and PDA platforms that enable field forces to work electronically for receiving, documenting and reporting assignments, eliminating manual procedures, service delays and paper reporting. The software supports all field service categories including equipment installations, break/fix, planned maintenance and meter reading. Applications can also be integrated with equipment diagnostic systems for fully automated solutions that initiate and prioritize service requests and dispatch assignments to field employees’ PDAs without human intervention.

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

Alliance Order Processing

The Alliance Order Processing module provides straightforward functionality for the management of quotations and order fulfillment. Quotations can be created for the sale of products and the provision of field services. Integration with the Approvals process and the Logisitcs and Field Service modules ensure good management control and sustainable promises for delivery. This application is ideally suited to the sale of “consumable products” in association with the provision of equipment-based services, but can be equally applied to the supply of finished products resulting from up-sell and cross-sell opportunities.

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

Alliance Dynamic Scheduling Engine

Alliance DSE is the new generation of field service scheduling solutions for a new era of service management. It is a proven and robust, real-time scheduling solution designed to optimize and balance the complex tradeoffs between service cost and level of service. It addresses the specific challenges of field service scheduling, while simultaneously increasing efficiency, accuracy and profitability to help you sustain a competitive advantage in today’s volatile environment. Astea has taken a scheduling engine that was developed to handle mission critical environments such as emergency response, where a response time determined life or death, and embedded it into its core product. Astea DSE provides for maximum flexibility that enables companies to proactively drive, manage and monitor their technicians through demand forecasting, workforce profiling, and operational optimization. Powered by the latest Microsoft .NET technology, Astea’s DSE enhances productivity, improves business processes and maximizes return on investment.

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

The Remote Technician Portal provides secure connectivity to the enterprise system from customer sites, technician’s homes or other non-corporate locations. The available functionality covers the needs of a mobile service resource in the areas of work and inventory management - equivalent to that available with Alliance Notebook for Service.

Astea Alliance Reporting and Business Intelligence (BI)

For proactive service management, Alliance BI provides highly visual, real-time analysis of business performance, focusing on Key Performance Indicators - a tool that facilitates businesses understanding customer behavior. Alliance BI enables the viewing of information for the entire enterprise, increasing revenues and identifying new business opportunities. Utilizing a DataMart built with Microsoft’s SQL Server 2000 Analysis Services, it helps 'drill down' and ‘drill across’ to focus on the true value of the captured customer information, with views of actionable data at both departmental and enterprise-wide levels. The graphical representation of individual data is available for Field Service, with additional deliveries of Analytical Reports that cover Contact Center, Depot Repair, Logistics and Sales and Marketing planned for 2006. This affords businesses the opportunity to focus on critical information that is fundamental to the ongoing attainment of outstanding customer service management. Alliance BI has been designed to ensure that users of all kinds have immediate access to crucial information whenever it's needed. In the boardroom, at agent level, or even for your customers, this tool effortlessly allows the viewing of performance data such as performance against service level agreements, contract profitability, product failure rate, repair turn around times, customer satisfaction and engineer efficiency. Reports allow businesses to see how many orders have met their contractual service ETA and how many failed which helping organizations understand customer satisfaction. Workloads show the available working hours at a specific location in contrast with the demand for workforce planning and optimization.

Astea Alliance Tools

Alliance Links

Alliance Links are a family of enterprise application integration products that interface Astea Alliance to other enterprise systems, such as back-office financial and ERP applications, remote equipment monitoring and diagnostic software, and wireless data transmission services. Alliance Links extend Astea Alliance’s return on investment for customers by making all Alliance modules accessible to external software through web services and open, well defined, synchronous and asynchronous application programming interfaces (APIs) that are XML based.

Alliance Studio

Alliance Studio is a toolset for easily adapting system behavior and user interfaces to specific business environments without expensive custom programming. A customer can control how Astea Alliance automates workflows as well as the system’s intuitiveness and “look and feel” to employees, which thereby maximizes the system’s usability, effectiveness and benefits. Alliance Studio reduces system implementation time and cost, and subsequently enables customers to update system performance as their business needs change—all of which contributes to the system’s low cost of ownership.

FieldCentrix Enterprise Suite

The FieldCentrix Enterprise is a service management solution that runs on a wide range of mobile devices (handheld computers, laptops and PCs, and Pocket PC devices), and integrates seamlessly with popular CRM and ERP applications. Add-on features include a Web-based customer self-service portal, workforce optimization capabilities, and equipment-centric functionality. FieldCentrix has licensed applications to companies in a wide range of sectors including HVACR, building and real estate services, manufacturing and process instruments and controls, and medical equipment.

The current FieldCentrix Enterprise offering consists of:
•	FX Service Center
•	FX Mobile
•	FX e-Service
•	FX Resource Utilization
•	FX Fleet Manager
•	FX Interchange
•	FX Interchange for JD Edwards
•	FX Mobility Express
•	FX Express for Epicor
•	FX Express for JD Edwards

FX Service Center

FX Service Center is an Internet-based service management and dispatch solution that gives organizations unprecedented command over their field service operation and helps them effectively manage call taking, entitlement verification, field personnel scheduling and dispatching, customer service, work orders, timesheets, service agreements, inventory and equipment tracking, pre-invoicing, and reporting. The software is extremely intuitive, giving organizations graphical picture views of the scheduling board, work order lists, field service worker and site locations, and more. Real-time drag-and-drop scheduling and re-scheduling take just a few mouse clicks, and pre-scheduling preventive maintenance calls are simple as well. FX Service Center makes completed work order and timesheet information instantly available for export to an organizations accounting, ERP, or CRM system. Or, they can integrate FX Service Center with your accounting, ERP or CRM system for seamless information flow.

FX Mobile

FX Mobile is a revolutionary workflow software product that uses innovative wireless communications technology with handheld computers, laptops, and PDA’s to automate field service processes and help field service personnel do their jobs better and faster. With FieldCentrix’s smart mobile client technology, field service workers are able to complete their work, uninterrupted, regardless of wireless coverage. Along with FX Service Center, FX Mobile eliminates the manual inefficiencies and paperwork that can overwhelm service technicians and an organizations business. With FX Mobile, service technicians receive work orders electronically on their mobile devices. It then guides them, screen by screen, through the job - prompting them to perform standard tasks, take notes, and even record future recommended repairs or activities. With FX Mobile, field service personnel can now spend their time in the field, better serving customers, generating new business, and increasing organizations bottom line. FX Mobile is an international offering that supports various languages, as well as currencies, measurement systems and time zones

FX e-Service

FX e-Service is an extension of the FieldCentrix solution that provides a dynamic customer self-service portal that links directly from a customers Web site. When integrated with FX Mobile software, it provides the unique capability to truly deliver real-time information from the point of service to your customers. Working seamlessly with FX Service Center call center and dispatching software, FX e-Service gives an organizations customers the flexibility of submitting service requests, accessing work order information, and managing their account over the Internet. Customers can receive an email notification each time the status of work order changes. This allows them to know instantly when the request has been received, scheduled, is in progress and when it is complete - all without ever calling into the office, waiting on hold or taking up valuable CSR resource.

FX Resource Utilization

With the FieldCentrix Enterprise solution, organizations have already gained the competitive advantage of best-of-breed mobile field service automation. By adding FX Resource Utilization software to the mix, they can now take their real time service data to the next level and dramatically increase the productivity and efficiency of their work force and service operations through load balancing and optimized resource planning. FX Resource Utilization is a strategic workforce modelling tool for accurately planning, tracking, and analysing service resources in real-time. It provides an easy and automated way to size, manage, and report on resource capacity and utilization across the enterprise to determine how to best deploy resources, cost effectively balance workloads and service engineers, and still make sure all service level commitments are met and contracts remain profitable.

FX Fleet Manager

FX Fleet Manager is FieldCentrix’s Global Positioning System (GPS) offering to help manage an organization’s mobile resources more effectively. FX Fleet Manager can operate in a stand alone mode or integrated with FieldCentrix Enterprise, the industry’s most robust mobile field service management solution that includes a revolutionary field service engine and mobile workforce software. FX Fleet Manager gives organizations better control and management of their field operations and allows them to make decisions that will increase profitability, reduce service costs enhance customer responsiveness and satisfaction, and improve productivity and efficiency.

FX Interchange

FX Interchange software provides data transporting services that allow enterprises to quickly and easily integrate FieldCentrix Enterprise to existing legacy and business systems - to get the most value from field data. FX Interchange converts data stored in FX Service Center knowledge base to XML (eXtensible Markup Language) or a Microsoft SQL Server 7.0/2000 database. Once converted, the data is easily accessible to other systems for basic billing and payroll extraction, and extensive bi-directional integration purposes to support the needs of an accounting, call center, or service dispatch integrated solution.

FX Interchange for JD Edwards

FieldCentrix field service automation software and JD Edwards® Enterprise and EnterpriseOne applications are integrated to provide medium to large companies with an easy-to-use, cost-effective way to streamline and automate field service operations. The systems are integrated through FX Interchange™ for JD Edwards. This interface dynamically transfers key customer, work order, and accounting related information between the FieldCentrix and JD Edwards applications. This means the key functions that organizations need to run their business efficiently and cost-effectively are now seamless and completed electronically — without paper.

With the FieldCentrix and JD Edwards solution, service workers in the field access and enter all work order information using a mobile device at the job site. When the work is done, the service worker closes the work order and the completed information is sent wirelessly back to the office automatically. The electronic information is instantly accessible for processing by an organization’s billing system so there's no data entry needed. Because you also no longer have to wait for the field service worker to bring in the paperwork before you can close the work order, customers can be billed quicker.

FX Mobility Express

For customers who want to mobilize their workforce without deploying a full field service automation solution, FieldCentrix offers a special mobilized application development toolkit called FX Mobility Express™. The FX Mobility Express toolkit is bundled with FieldCentrix’s popular mobile middleware and allows organizations to quickly and easily build custom mobile applications that fully leverage FieldCentrix’s robust and scalable mobile infrastructure and user- friendly interface. Mobilizing applications with FX Mobility Express provides organizations with a cost-effective way to create a powerful solution that fits their unique business requirements on top of a tried and tested platform - a platform built from years of mobile and wireless technology experience and proven by thousands of users worldwide.

FX Express for Epicor

FX Express for Epicor is a pre-packaged offering that bundles everything organizations need to seamlessly combine FieldCentrix’s revolutionary field service engine and mobile workflow software with their Epicor Avanté, DataFlo, and Manage 2000 application suites - all for one, low introductory price. Embedding FieldCentrix into an Epicor applications environment creates an automated, end-to-end mobile field service management network that increases profitability, reduces service costs, enhances customer responsiveness and satisfaction, and improves productivity and efficiency.

FX Express for JD Edwards

FX Express for JD Edwards is a pre-packaged offering that bundles everything organizations need to seamlessly combine FieldCentrix’s revolutionary field service engine and mobile workflow software with their Oracle JD Edwards EnterpriseOne and World application suites - all for one, low introductory price. Embedding FieldCentrix into a JD Edwards application environment creates an automated, end-to-end mobile field service management network that increases profitability, reduces service costs, enhances customer responsiveness and satisfaction, and improves productivity and efficiency.

Astea Client Services

Professional Services:

Astea’s typical professional services engagement does not include customizations, but rather includes planning, prototyping and implementation of Astea’s products within the client’s organization.

During the initial planning phase of the engagement, Astea’s professional services personnel work closely with representatives of the customer to prepare a detailed project plan that includes a timetable, resource requirements, milestones, in-house training programs, onsite business process training and demonstrations of Astea’s product capabilities within the customer’s organization.

The next most critical phase of the Astea professional services engagement is the prototyping phase, in which Astea works closely with representatives of the customer to configure Astea’s software solutions to the customer’s specific business process requirements.

The next integral phase in the professional services engagement is the implementation phase, in which Astea’s professional services personnel work with the client to develop detailed data mapping, conversions, interfaces and other technical and business processes necessary to integrate Astea’s solutions into the customer’s computing environment. Ultimately, education plans are developed and executed to provide the customer with the process and system knowledge necessary to effectively utilize the software and fully implement the solution. Professional services are charged on an hourly or per diem basis.

The last phase of the engagement utilizes Astea’s professional services personnel to assist in Go Live planning and the Go Live effort. Astea will assist in the planning for installation, initialization, data preparation, operational procedures, schedules and required resources. The initialization and creation of the production database is planned and prepared for the data history, open orders and all required data for go live processing. During the cut-over to the solution, Astea business resources are best utilized to assist new users with functionality/processes while Astea technical resources support customer IT staff.

Following the Go Live, Astea professional services engages the customer in the Assessment Phase. During this effort, the delivered system is assessed to validate benefits, analyze the process to measure key performance indicators, document and understand lessons learned. To perform these assessments, Astea consultants collect and analyze the planned benefits, processes used to capture and report on the key performance indicators, and document the lessons learned from all phases of the implementation. An action plan is developed from the lessons learned and key performance indicators for use in future phases and/or releases.

Technical Services:

Astea’s technical services teams provide services related to installation, data verification, functional design, technical design, system infrastructure setup or changes, customizations, QA activities, testing and go-live support. Initially, software and database installation resources are available to prepare the environment for the prototyping phase.

Data verification and feedback services can be provided for initial data verification analysis. These efforts are conducted to determine present state of information as far as type, conversions, data manipulation, location, frequency, method of interface (initial load, ongoing load, data export or data import,) and data integrity. Findings are documented and shared with the project team.

During the implementation phase, Astea’s technical services team is often engaged to assist with the functional and/or technical design as related to customer desired system personalization, customization and interfaces, often referred to as ‘gaps’. Gap solutions are assessed and categorized into system, studio, customization or interface. Utilizing the services of the customer project team, Astea professional services and Astea technical services Business Requirement Documents (BRDs) are created for all customizations and interfaces. Astea technical services will provide specifications and a quote for the customization. The Customer and Astea agree on the outcome of the customization and all expected outputs prior to the actual development customization. Following acceptance of the BRDs, code will be written as per design. QA of the code with test data sets will complete these efforts.

Astea’s technical services team will also provide testing and go-live support, as required.

Customer Support

Astea’s customer support organization provides customers with telephone and online technical support, as well as product enhancements, updates and new software releases. The company can provide 24X7 “follow-the-sun” support through its global support network. Local representatives support all regions of Astea’s worldwide operations. Astea personnel or a distributor’s personnel familiar with local business customs and practices provide support in real-time and usually spoken in native languages. Typically, customer support fees are established as a fixed percentage of license fees and are invoiced to customers on an annual basis. Astea’s customer support representatives are located in the United States, Europe, Israel and Australia. In addition, Astea provides customer support 24X7 with its self-service portal. The maintenance offering provides customers with support and help desk services, as well as software service packs and release upgrades.

Education & Training

Application Training:

Key business owners responsible for the implementation of the core components will receive in-depth training designed to present the features, functionality and terminology of Astea’s solutions. The objective of this training is to provide the audience with a working knowledge of these solutions. This exposure to the system will enable project communication and add insight into specific business processes.

End-user training plans and documents are created during the implementation phase. These plans and documentation are utilized to conduct end-user training sessions prior to go-live.

Technical Training:

Software and database installation/creation training is provided, as required and/or recommended.

System Administration training provides the customer IT staff pre-requisite knowledge to manipulate and manage administrative tasks associated with the Astea solutions. Included within these tasks are: Security, Batch Applications, Escalation, Import, etc.

Many customers are interested in performing their own personalization and customization to the system. Training sessions are available to enhance customer understanding of available options for personalization and how to perform customizations.

Customers

The Company estimates that it has sold approximately 600 licenses to customers ranging from small, rapidly growing companies to large, multinational corporations with geographically dispersed operations and remote offices. More than 233 licenses have been sold for Astea Alliance and the remainder for DISPATCH-1. The Company estimates that through the FieldCentrix acquisition, they acquired roughly 40 new customers. The broad applicability of the Company’s products is demonstrated by the wide range of companies across many markets and industries that use one or more of Astea’s products, including customers in information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management, telecommunications, and other industries with equipment sales and service requirements. In 2005 there was one major customer, EDS that accounted for 23% of total revenues. In 2004 there one customer, Carrier Corporation, represented 15% of revenues and in 2003, no single customer accounted for more than 10% of the Company’s revenues.

Sales and Marketing

The Company markets its products through a worldwide network of direct and indirect sales and services offices with corporate headquarters in the United States and regional headquarters in the United Kingdom (Europe, Middle East and Africa Operations) and Australia (Asia Pacific Operations). Sales partners include distributors (value-added resellers, system integrators and sales agents) and OEM partners. The Company actively seeks to expand its reseller network and establish an international indirect distribution channel targeted at the mid-market tier. See “Certain Factors that May Affect Future Results— Need to Expand Indirect Sales.”

Astea’s direct sales force employs a consultative approach to selling, working closely with prospective clients to understand and define their needs and determine how such needs can be addressed by the Company’s products. These clients typically represent the mid- to high-end of the market. A prospect development organization comprised of telemarketing representatives, who are engaged in outbound telemarketing and inbound inquiry response to a variety of marketing vehicles, develops and qualifies sales leads prior to referral to the direct sales staff. Additional prospects are identified and qualified through the networking of direct sales staff and the Company’s management as part of daily business activities.

The modular structure of Astea’s software and its ongoing product development efforts provide opportunities for incremental sales of product modules and consulting services to existing accounts. See “Certain Factors that May Affect Future Results— Continued Dependence on Large Contracts May Result in Lengthy Sales and Implementation Cycles and Impact Revenue Recognition and Cash Flow.”

Astea’s corporate marketing department is responsible for product marketing, lead generation and marketing communications, including the Company’s corporate website, dialogue with high tech industry analysts, trade conferences, advertising, e-marketing, on-line and traditional seminars, direct mail, product collateral and public relations. Based on feedback from customers, analysts, business partners and market data, the marketing department provides input and direction for the Company’s ongoing product development efforts and opportunities for professional services. Leads developed from the variety of marketing communications vehicles are routed through the Company’s Astea Alliance sales and marketing automation system. The Company also participates in an annual conference for users of Astea’s DISPATCH-1 and Astea Alliance products. Conference participants attend training sessions, workshops and presentations, and interact with other Astea product users, Astea management and staff, and technology partners, providing important input for future product direction.

Astea’s international sales accounted for 50% of the Company’s revenues in 2005, 35% of the Company’s revenues in 2004 and 34% in 2003. See “Certain Factors that May Affect Future Results—Risks Associated with International Sales.”

Product Development

Astea’s product development strategy is to provide products that perform with exceptional depth and breadth of functionality and are easy to implement, use and maintain. Products are designed to be flexible, modular and scalable, so that they can be implemented incrementally in phases and expanded to satisfy the evolving information requirements of Astea’s clients and their customers. Each product is also designed to utilize n-tier, distributed, thin-client and Web environments that can be powered by multiple hardware platforms and operating systems. To accomplish these goals, the Company uses widely accepted commercially available application development tools from Microsoft Corporation for Astea Alliance and Progress Software Corporation for DISPATCH-1. These software tools provide the Company’s customers with the flexibility to deploy Astea’s products across a variety of hardware platforms, operating systems and relational database management systems. The latest Astea Alliance products are currently being engineered for existing and emerging Microsoft technologies such as COM+, Microsoft ComPlus Transactions, Microsoft Message Queuing (MSMQ), Internet Information Server (IIS) and Microsoft.NET Enterprise Servers including Windows 2000 and 2003 Servers, SQL Server and BizTalk Server.

In addition to product development that is conducted at Company facilities in the United States and Israel, Astea participates in partnerships with complementary technology companies to reduce time-to-market with new product capabilities and continually increase its value proposition to customers.

The Company’s total expense for product development for the years ended December 31, 2005, 2004 and 2003, was $2,503,000, $1,431,000 and $2,490,000 respectively. These expenses amounted to 11%, 7% and 19% of total revenues for 2005, 2004, and 2003, respectively. The Company capitalized software development costs of $1,555,000, $1,380,000 and $480,000 in 2005, 2004 and 2003, respectively. The Company anticipates that it will continue to allocate substantial resources to its development effort for the upgrade of the Astea Alliance and FieldCentrix suite of products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Certain Factors that May Affect Future Results—Need for Development of New Products.”

Manufacturing

The Company’s software products are distributed on CD ROMs and via FTP (file transfer protocol). Included with the software products are security keys (a software piracy protection) and documentation available on CD ROM and hard copy. Historically, the Company has purchased media and duplicating and printing services for its product packaging from outside vendors.

Competition

The service management software market is intensely competitive and subject to rapid change. To maintain or increase its position in the industry, the Company will need to continually enhance its current product offerings, introduce new products and features and maintain its professional services capabilities. The Company currently competes on the basis of the depth and breadth of its integrated product features and functions, including the adaptability and scalability of its products to specific customer environments; the ability to deploy complex systems locally, regionally, nationally and internationally; product quality; ease-of-use; reliability and performance; breadth of professional services; integration of Astea’s offerings with other enterprise applications; price; and the availability of Astea’s products on popular operating systems, relational databases, Internet and communications platforms.

Competitors vary in size, scope and breadth of the products and services offered. The Company encounters competition generally from a number of sources, including other software companies, third-party professional services organizations that develop custom software, and information systems departments of potential customers developing proprietary, custom software. In the service management marketplace, the Company competes against publicly held companies and numerous smaller, privately held companies. The Company’s competitors include Siebel Systems, Inc. (“Siebel”) and PeopleSoft Inc., (“PeopleSoft”), both acquired by Oracle, SAP AG (“SAP”), Oracle Corporation (“Oracle”), Great Plains Software which was acquired by Microsoft (“Microsoft Great Plains”), Clarify which was acquired by Amdocs Limited (“Amdocs Clarify”), Viryanet Ltd. (“Viryanet”) and a number of smaller privately held companies. See “Certain Factors that May Affect Future Results—Competition in the Customer Relationship Management Software Market is Intense.”

Licenses and Intellectual Property

Astea considers its software proprietary and licenses its products to its customers under written license agreements. The Company also employs an encryption system that restricts a user’s access to source code to further protect the Company’s intellectual property. Because the Company’s products allow customers to customize their applications without altering the framework source code, the framework source code for the Company’s products is typically neither licensed nor provided to customers. The Company does, however, license source code from time to time and maintains certain third-party source code escrow arrangements. See “Customers” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company seeks to protect its products through a combination of copyright, trademark, trade secret and fair business practice laws. The Company also requires employees, consultants and third parties to sign nondisclosure agreements. Despite these precautions, it may be possible for unauthorized parties to copy certain portions of the Company’s products or reverse engineer or obtain and use information that the Company regards as proprietary. The Company presently has no patents or patent applications pending. See “Certain Factors that May Affect Future Results—Risks of Dependence on Proprietary Technology.”

Because the software development industry is characterized by rapid technological change, Astea believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, and reliable product maintenance are more important to establishing and maintaining a technology leadership position than current legal protections.

Employees

As of December 31, 2005, the Company, including its subsidiaries, had a total of 195 full time employees worldwide, 94 in the United States, 24 in the United Kingdom, 6 in the Netherlands, 58 in Israel and 13 in Australia. The Company’s future performance depends, in significant part, upon the continued service of its key technical and management personnel and its continuing ability to attract and retain highly qualified and motivated personnel in all areas of its operations. See “Certain Factors that May Affect Future Results—Dependence on Key Personnel; Competition for Employees.” None of the Company’s employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Corporate History

The Company was incorporated in Pennsylvania in 1979 under the name Applied System Technologies, Inc. In 1992, the Company changed its name to Astea International Inc. Until 1986, the Company operated principally as a software-consulting firm, providing professional software consulting services on a fee for service and on a project basis. In 1986, the Company introduced its DISPATCH-1 product. In November 1991, the Company’s sole stockholder acquired the outstanding stock of The DATA Group Corporation (“Data Group”), a provider of field service software and related professional services for the mainframe-computing environment. Data Group was merged into the Company in January 1994. In February 1995, the Company and its sole stockholder acquired the outstanding stock of Astea Service & Distribution Systems BV (“Astea BV”), the Company’s distributor of DISPATCH-1 and related services in Europe. In May 1995, the Company reincorporated in Delaware. In July 1995, the Company completed its initial public offering of Common Stock. In February 1996, the Company merged with Bendata, Inc. In June 1996, the Company acquired Abalon AB. In September 1998 (effective July 1, 1998), the Company sold Bendata, Inc. In December 1998, the Company sold Abalon AB. In December 1997, the Company introduced ServiceAlliance and in October 1999, SalesAlliance, which were subsequently re-engineered into components of the AllianceEnterprise suite introduced in 2001. Through 2001 and into 2002, the Company rebuilt its product functionality for Web-based applications and in August 2003 introduced Astea Alliance 6. The Company released a new system architecture based on Microsoft.NET during the third quarter of 2004. On September 21, 2005, the Company acquired substantially all the assets and certain liabilities of FieldCentrix, Inc.

Item 1A. Risk Factors

The Company does not provide forecasts of its future financial performance. From time to time, however, information provided by the Company or statements made by its employees may contain “forward looking” information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K that are not historical fact may constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the risks, uncertainties and other information discussed within this Annual Report on Form 10-K, as well as the accuracy of the Company’s internal estimates of revenue and operating expense levels.

The following discussion of the Company’s risk factors should be read in conjunction with the financial statements and related notes thereto set forth elsewhere in this report. The following factors, among others, could cause actual results to differ materially from those set forth in forward looking statements contained or incorporated by reference in this report and presented by management from time to time. Such factors, among others, may have a material adverse effect upon the Company’s business, results of operations and financial conditions:

Recent History of Net Losses

The Company has a history of net losses through 2003. The Company generated net income of $1.8 million in 2005 and $2.1 million in fiscal 2004. However, it generated net losses of $5.5 million in fiscal 2003 and $1.3 million in fiscal 2002. As of December 31, 2005, stockholders’ equity is approximately $11.8 million, which is net of an accumulated deficit of approximately $14.2 million. Moreover, the Company expects to continue to incur additional operating expenses for research and development. As a result, the Company will need to generate significant revenues to achieve and maintain profitability. The Company may not be able to achieve the necessary revenue growth or profitability in the future. If the Company does not attain or sustain profitability or raise additional equity or debt in the future, the Company may be unable to continue its operations.

Decreased Revenues from DISPATCH-1

In each of 2005, 2004, and 2003, 6%, 14%, and 21% respectively, of the Company’s total revenues was derived from the licensing of DISPATCH-1 and the providing of professional services in connection with the implementation, deployment and maintenance of DISPATCH-1 installations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company originally introduced Astea Alliance in August 1997 in order to target a market segment in which DISPATCH-1 was not cost-effective or attractive. Subsequent, rapid changes in technology have now positioned the Astea Alliance suite, introduced in 2001 and which includes the Astea Alliance functionality, to supercede DISPATCH-1 as the company’s flagship product. As a result, there are no license sales planned or anticipated for DISPATCH-1 to new customers. In 2005, there was $16,000 of license revenues from DISPATCH. In 2004, there was $805,000 of license revenues of DISPATCH-1. Total DISPATCH-1 revenues have declined in each of the last three fiscal years and that trend is expected to continue.

While the Company has licensed Astea Alliance to over 225 companies worldwide in 1998 through 2005, revenues from sales of Astea Alliance alone may not be sufficient to support the expenses of the Company. The Company’s future success will depend mainly on its ability to increase licenses of the Astea Alliance suite offerings, on developing new products and product enhancements to complement its existing product offerings, on its ability to continue support and maintenance revenues from DISPATCH-1, and on its ability to control its operating expenses. Any failure of the Company’s products to achieve or sustain market acceptance, or of the Company to sustain its current position in the Customer Relationship Management software market, would have a material adverse effect on the Company’s business and results of operations. There can be no assurance that the Company will be able to increase demand for Astea Alliance, obtain an acceptable level of support and maintenance revenues from DISPATCH-1, or to lower its expenses, thereby avoiding future losses.

Need for Development of New Products

The Company’s future success will depend upon its ability to enhance its current products and develop and introduce new products on a timely basis that keep pace with technological developments, industry standards and the increasingly sophisticated needs of its customers, including developments within the client/server, thin-client and object-oriented computing environments. Such developments may require, from time to time, substantial capital investments by the Company in product development and testing. The Company intends to continue its commitment to research and development and its efforts to develop new products and product enhancements. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and product enhancements; that new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance; or that the Company’s current or future products will conform to industry requirements. Furthermore, reallocation of resources by the Company, such as the diversion of research and development personnel to development of a particular feature for a potential or existing customer, can delay new products and certain product enhancements. Some of our customers adopted our software on an incremental basis. These customers may not expand usage of our software on an enterprise-wide basis or implement new software products introduced by the Company. The failure of the software to perform to customer expectations or otherwise to be deployed on an enterprise-wide basis could have a material adverse effect on the Company’s ability to collect revenues or to increase revenues from new as well as existing customers. If the Company is unable to develop and market new products or enhancements of existing products successfully, the Company’s ability to remain competitive in the industry will be materially adversely effected.

Rapid Technological Change

In this industry there is a continual emergence of new technologies and continual change in customer requirements. Because of the rapid pace of technological change in the application software industry, the Company’s current market position could be eroded rapidly by product advancements. In order to remain competitive, the Company must introduce new products or product enhancements that meet customers’ requirements in a timely manner. If the Company is unable to do this, it may lose current and prospective customers to competitors.

The Company’s application environment relies primarily on software development tools from Microsoft Corporation. If alternative software development tools were to be designed and generally accepted by the marketplace, we could be at a competitive disadvantage relative to companies employing such alternative developmental tools.

Burdens of Customization

Certain of the Company’s clients request customization of Astea Alliance products to address unique characteristics of their businesses or computing environments. In these situations, the Company applies contract accounting to determine the recognition of license revenues. The Company’s commitment to customization could place a burden on its client support resources or delay the delivery or installation of products, which, in turn, could materially adversely affect its relationship with significant clients or otherwise adversely affect business and results of operations. In addition, the Company could incur penalties or reductions in revenues for failures to develop or timely deliver new products or product enhancements under development agreements and other arrangements with customers. If customers are not able to customize or deploy the Company’s products successfully, the customer may not complete expected product deployment, which would prevent recognition of revenues and collection of amounts due, and could result in claims against the Company.

Risk of Product Defects; Failure to Meet Performance Criteria

The Company’s software is intended for use in enterprise-wide applications that may be critical to its customer’s business. As a result, customers and potential customers typically demand strict requirements for installation and deployment. The Company’s software products are complex and may contain undetected errors or failures, particularly when software must be customized for a particular customer, when first introduced or when new versions are released. Although the Company conducts extensive product testing during product development, the Company has at times delayed commercial release of software until problems were corrected and, in some cases, has provided enhancements to correct errors in released software. The Company could, in the future, lose revenues as a result of software errors or defects. Despite testing by the Company and by current and potential customers, errors in the software, customizations or releases might not be detected until after initiating commercial shipments, which could result in additional costs, delays, possible damage to the Company’s reputation and could cause diminished demand for the Company’s products. This could lead to customer dissatisfaction and reduce the opportunity to renew maintenance contracts or sell new licenses.

Continued Dependence on Large Contracts May Result in Lengthy Sales and Implementation Cycles and Impact Revenue Recognition and Cash Flow

The sale and implementation of the Company’s products generally involve a significant commitment of resources by prospective customers. As a result, the Company’s sales process often is subject to delays associated with lengthy approval processes attendant to significant capital expenditures, definition of special customer implementation requirements, and extensive contract negotiations with the customer. Therefore, the sales cycle varies substantially from customer to customer and typically lasts between four and nine months. During this time the Company may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies. The Company may experience a number of significant delays over which the Company has no control. Because the costs associated with the sale of the product are fixed in current periods, timing differences between incurring costs and recognizing of revenue associated with a particular project may result. Moreover, in the event of any downturn in any existing or potential customer’s business or the economy in general, purchases of the Company’s products may be deferred or canceled.

Furthermore, the implementation of the Company’s products typically takes several months of integration of the product with the customer’s other existing systems and customer training. A successful implementation requires a close working relationship between the customer and members of the Company’s professional service organization. These issues make it difficult to predict the quarter in which expected orders will occur. Delays in implementation of products could cause some or all of the professional services revenues from those projects to be shifted from the expected quarter to a subsequent quarter or quarters.

When the Company has provided consulting services to implement certain larger projects, some customers have in the past delayed payment of a portion of license fees until implementation was complete and in some cases have disputed the consulting fees charged for implementation. There can be no assurance the Company will not experience additional delays or disputes regarding payment in the future, particularly if the Company receives orders for large, complex installations. Additionally, as a result of the application of the revenue recognition rules applicable to the Company’s licenses under generally accepted accounting principles, license revenues may be recognized in periods after those in which the respective licenses were signed. The Company believes that period-to-period comparisons of its results of operations should not be relied upon as any indication of future performance.

Fluctuations in Quarterly Operating Results May Be Significant

The Company’s quarterly operating results have in the past and may in the future vary significantly depending on factors such as:
•  Revenue from software sales;
•  the timing of new product releases;
•  market acceptance of new and enhanced versions of the Company’s products;
•  customer order deferrals in anticipation of enhancements or new products;
•  the size and timing of significant orders, the recognition of revenue from such orders;
•  changes in pricing policies by the Company and its competitors;
•  the introduction of alternative technologies;
•  changes in operating expenses;
•  changes in the Company’s strategy;
•  personnel changes;
•  the effect of potential acquisitions by the Company and its competitors; and general domestic and international economic and political factors.

The Company has limited or no control over many of these factors. Due to all these factors, it is possible that in some future quarter the Company’s operating results will be materially adversely affected.

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

General Economic Conditions May Affect Operations

As business has grown, the Company has become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Economic slowdowns in the United States and in other parts of the world, can cause many companies to delay or reduce technology purchases and investments. Similarly, the Company’s customers may delay payment for Company products causing accounts receivable to increase. In addition, terrorist attacks could further contribute to the slowdown in the economies of North America, Europe and Asia. The overall impact to the Company of such a slowdown is difficult to predict, however, revenues could decline, which would have an adverse effect on the Company’s results of operations and on its financial condition, as well as on its ability to sustain profitability.

Competition in the Customer Relationship Management Software Market is Intense

The Company competes in the CRM software market. This market is highly competitive and the Company expects competition in the market to increase. The Company’s competitors include large public companies such as Oracle, who owns PeopleSoft and Siebel, as well as traditional enterprise resource planning (ERP) software providers such as SAP that are developing CRM capabilities. In addition, a number of smaller privately held companies generally focus only on discrete areas of the CRM software marketplace. Because the barriers to entry in the CRM software market are relatively low, new competitors may emerge with products that are superior to the Company’s products or that achieve greater market acceptance. Moreover, the CRM industry is currently experiencing significant consolidation, as larger public companies seek to enter the CRM market through acquisitions or establish other cooperative relationships among themselves, thereby enhancing their ability to compete in this market with their combined resources. Some of the Company’s existing and potential competitors have greater financial, technical, marketing and distribution resources than the Company. These and other competitors pose business risks to the Company because:

•	they compete for the same customers that the Company tries to attract;
•	if the Company loses customers to its competitors, it may be difficult or impossible to win them back;
•	lower prices and a smaller market share could limit the Company’s revenue generating ability, reduce its gross margins and restrict its ability to become profitable or sustain profitability; and
•	competitors may be able to devote greater resources to more quickly respond to emerging technologies and changes in customer requirements or to the development, promotion and sales of their products.

There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not adversely affect its business and results of operations.

Risk of Dependence on Proprietary Technology

The Company depends heavily on proprietary technology for its business to succeed. The Company licenses its products to customers under license agreements containing, among other terms, provisions protecting against the unauthorized use, copying and transfer of the licensed program. In addition, the Company relies on a combination of trade secrets, copyright and trademark laws and confidentiality procedures to protect the Company’s proprietary rights in its products and technology. The legal protection is limited, however. Unauthorized parties may copy aspects of the Company’s products and obtain and use information that the Company believes is proprietary. Other parties may breach confidentiality agreements or other contracts they have made with the Company. Policing unauthorized use of the Company’s software is difficult and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. There can be no assurance that any of the measures taken by the Company will be adequate to protect its proprietary technology or that its competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technologies. If the Company fails to successfully enforce its proprietary technology, its competitive position may be harmed.

Other software providers could develop similar technology independently, which may infringe on the Company’s proprietary rights. The Company may not be able to detect infringement and may lose a competitive position in the market before it does so. In addition, competitors may design around the Company’s technology or develop competing technologies. The laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as do the laws of the United States. Litigation may be necessary to enforce the Company’s proprietary rights. Such litigation is time-consuming, has an uncertain outcome and could result in substantial costs and diversion of management’s attention and resources. However, if the Company fails to successfully enforce its proprietary rights, the Company’s competitive position may be harmed.

Possible Infringement of Third Party Intellectual Property Rights

Substantial litigation and threats of litigation regarding intellectual property rights are common in this industry. The Company is not aware that its products and technologies employ technology that infringes any valid, existing proprietary rights of third parties. While there currently are no pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any notices that it is infringing the intellectual property rights of others, third parties may assert such claims in the future. Any claims, with or without merit, could:

•  be time consuming to defend;
•  result in costly litigation or damage awards;
•  divert management’s attention and resources;
•  cause product shipment delays; or
•	require the Company to seek to enter into royalty or licensing agreements, which may not be available on terms acceptable to the Company, if at all.

A successful claim of intellectual property infringement against the Company or the Company’s failure or inability to license the infringed or similar technology could seriously harm its business because the Company would not be able to sell the impacted product without exposing itself to litigation risk and damages. Furthermore, redevelopment of the product so as to avoid infringement could cause the Company to incur significant additional expense and delay.

Dependence on Technology from Third Parties

The Company integrates various third-party software products as components of its software. The Company’s business would be disrupted if this software, or functional equivalents of this software, were either no longer available to the Company or no longer offered to the Company on commercially reasonable terms. In either case, the Company would be required to either redesign its software to function with alternate third-party software or develop these components itself, which would result in increased costs and could result in delays in software shipments. Furthermore, the Company might be forced to limit the features available in its current or future software offerings.

Need to Expand Indirect Sales

The Company has historically sold its products through its direct sales force and a limited number of distributors (value-added resellers, system integrators and sales agents). The Company’s ability to achieve significant revenue growth in the future will depend in large part on its success in establishing relationships with distributors and OEM partners. The Company is currently investing, and plans to continue to invest, significant resources to expand its domestic and international direct sales force and develop distribution relationships. The Company’s distributors also sell or can potentially sell products offered by the Company’s competitors. There can be no assurance that the Company will be able to retain or attract a sufficient number of its existing or future third party distribution partners or that such partners will recommend, or continue to recommend, the Company’s products. The inability to establish or maintain successful relationships with distributors and OEM partners or to train its direct sales force could cause its sales to decline.

Risks of Future Acquisitions

As part of Astea’s growth strategy, it may pursue the acquisition of businesses, technologies or products that are complementary to its business. Acquisitions involve a number of special risks that could harm the Company’s business, including the diversion of management’s attention, the integration of the operations and personnel of the acquired companies, and the potential loss of key employees. In particular, the failure to maintain adequate operating and financial control systems or unexpected difficulties encountered during expansion could harm the Company’s business. Acquisitions may result in potentially dilutive issuances of equity securities, and the incurrence of debt and contingent liabilities, any of which could materially adversely affect the Company’s business and results of operations.

Risks Associated with International Sales

Astea’s international sales accounted for 50% of the Company’s revenues in 2005, 39% in 2004, and 34% in 2003. The Company expects that international sales will continue to be a significant component of its business. In the Company’s efforts to expand its international presence, it will face certain risks, which it may not be successful in addressing. These risks include:
•	difficulties in establishing and managing international distribution channels and in translating products into foreign languages;
•	difficulties finding staff to manage foreign operations and collect accounts receivable;
•	difficulties enforcing intellectual property rights;
•	liabilities and financial exposure under foreign laws and regulatory requirements;
•	fluctuations in the value of foreign currencies and currency exchange rates; and
•	potentially adverse tax consequences.

Additionally, the current economic difficulties in several Asian countries could have an adverse impact on the Company’s international operations in future periods. Moreover, the currency unification in Europe may change the market for the Company’s business software. Any of these factors, if not successfully addressed, could harm the Company’s operating results.

Research and Development in Israel; Risks of Potential Political, Economic or Military Instability

Astea’s principal research and development facilities are located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect its business. Continued political and economic instability or armed conflicts in Israel or in the region could directly harm the Company’s business and operations.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and a state of hostility has existed in varying degrees and intensity. This state of hostility has led to security and economic problems for Israel. The future of peace efforts between Israel and its Arab neighbors, particularly in light of the recent violence and political unrest in Israel and the rest of the Middle East, remains uncertain and several countries still restrict business with Israel and Israeli companies. These restrictive laws and policies may also materially harm the Company’s operating results and financial condition.

Dependence on Key Personnel who are Required to Perform Military Service

Many of the Company’s employees in Israel are obligated to perform annual military reserve duty in the Israeli army and are subject to being called to active duty at any time, which could adversely affect the Company’s ability to pursue its planned research and development efforts. The Company cannot assess the full impact of these requirements on its workforce or business and the Company cannot predict the effect of any expansion or reduction of these obligations. However, in light of the recent violence and political unrest in Israel, there is an increased risk that a number of the Company’s employees could be called to active military duty without prior notice. The Company’s operations could be disrupted by the absence for a significant period of time of one or more of our key employees or a significant number of other employees due to military service. Any such disruption in the Company’s operations could harm its operations.

Risks Associated with Inflation and Currency Fluctuations

The Company generates most of its revenues in U.S. dollars but all of its costs associated with the foreign operations located in Europe, the Pacific Rim and Israel are denominated in the respective local currency and translated into U.S. dollars for consolidation and reporting. As a result, the Company is exposed to risks to the extent that the rate of inflation in Europe, the Pacific Rim or Israel exceeds the rate of devaluation of their related foreign currency in relation to the U.S. dollar or if the timing of such devaluations lags behind inflation in Europe, the Pacific Rim or Israel. In that event, the cost of the Company’s operations in Europe, the Pacific Rim and Israel measured in terms of U.S. dollars will increase and the U.S. dollar-measured results of operations will suffer. Historically, Israel has experienced periods of high inflation.

Dependence on Key Personnel; Competition for Employees

The continued growth and success largely depends on the managerial and technical skills of key technical, sales and management personnel. In particular, the Company’s business and operations are substantially dependent of the performance of Zack B. Bergreen, the founder and chief executive officer. If Mr. Bergreen were to leave or become unable to perform services for the Company, the business would likely be harmed.

The Company’s success also depends, to a substantial degree, upon its continuing ability to attract, motivate and retain other talented and highly qualified personnel. Competition for key personnel is intense, particularly so in recent years. From time to time the Company has experienced difficulty in recruiting and retaining talented and qualified employees. There can be no assurance that the Company can retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. If the Company fails to attract or retain enough skilled personnel, its product development efforts may be delayed, the quality of its customer service may decline and sales may decline.

Concentration of Ownership

Currently, Zack B. Bergreen, the Company’s chief executive officer, beneficially owns approximately 38% of the outstanding Common Stock of the Company. As a result, Mr. Bergreen exercises significant control over the Company through his ability to influence and control the election of directors and all other matters that require action by the Company’s stockholders. Under certain circumstances, Mr. Bergreen could prevent or delay a change of control of the Company which may be favored by a significant portion of the Company’s other stockholders, or cause a change of control not favored by the majority of the Company’s other stockholders. Mr. Bergreen’s ability under certain circumstances to influence, cause or delay a change in control of the Company also may have an adverse effect on the market price of the Company’s Common Stock.

Possible Volatility of Stock Price

The market price of the Common Stock has in the past been, and may continue to be, subject to significant fluctuations in response to, and may be adversely affected by, variations in quarterly operating results, changes in earnings estimates by analysts, developments in the software industry, and adverse earnings or other financial announcements of the Company’s customers as well as other factors. In addition, the stock market can experience extreme price and volume fluctuations from time to time, which may bear no meaningful relationship to the Company’s performance. Broad market fluctuations, as well as economic conditions generally and in the software industry specifically, may result in material adverse effects on the market price of the Company’s common stock.

Limitations of the Company Charter Documents

The Company’s Certificate of Incorporation and By-Laws contain provisions that could discourage a proxy contest or make more difficult the acquisition of a substantial block of the Company’s common stock, including provisions that allow the Board of Directors to take into account a number of non-economic factors, such as the social, legal and other effects upon employees, suppliers, customers and creditors, when evaluating offers for the Company’s acquisition. Such provisions could limit the price that investors might be willing to pay in the future for the Company’s shares of common stock. The Board of Directors is authorized to issue, without stockholder approval, up to 5,000,000 shares of preferred stock with voting, conversion and other rights and preferences that may be superior to the Company’s common stock and that could adversely affect the voting power or other rights of our holders of common stock. The issuance of preferred stock or of rights to purchase preferred stock could be used to discourage an unsolicited acquisition proposal.

NASDAQ Capital Market Compliance Requirements

The Company’s common stock trades on The NASDAQ Capital Market, which has certain compliance requirements for continued listing of common stock, including a series of financial tests relating to shareholder equity, public float, number of market makers and shareholders, and maintaining a minimum bid price per share for the Company’s common stock. The result of delisting from The NASDAQ SmallCap Market could be a reduction in the liquidity of any investment in the Company’s common stock and a material adverse effect on the price of its common stock. Delisting could reduce the ability of holders of the Company’s common stock to purchase or sell shares as quickly and as inexpensively as they could have done in the past. This lack of liquidity would make it more difficult for the Company to raise capital in the future. Although the Company is currently in compliance with all continued listing requirements of the Nasdaq Capital, there can be no assurance that the Company will be able to continue to satisfy such requirements.

Item 1B. Unresolved SEC Items

None

Item 2.  Properties.

The Company’s headquarters are located in a leased facility of approximately 22,000 square feet in Horsham, Pennsylvania. The Company also leases facilities for operational activities in Irvine, California; Culemborg, Netherlands; and Karmiel, Israel, and for sales and customer support activities in Cranfield, England and St. Leonards, Australia. The Company believes that suitable additional or alternative office space will be available in the future on commercially reasonable terms as needed.

Item 3.  Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In addition, since the Company enters into a number of large contracts requiring the complex installation of software products and the implementation of considerable professional services over several quarterly periods, the Company is from time to time engaged in discussions and deliberations with customers regarding the adequacy and timeliness of the installation or service, product functionality and features desired by the customer and additional work and service requirements that were not anticipated at the commencement of the project. The Company from time to time will reserve funds for contingencies under contract deliberations. The Company is currently not a party to any material legal proceedings, the adverse outcome of which, in management’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “ATEA.” The following table sets forth the high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market for the past two fiscal years:

2005	High	Low
First quarter	$8.45	$6.41
Second quarter	9.61	5.82
Third quarter	8.07	5.85
Fourth quarter	18.31	7.50

2004	High	Low
First quarter	$4.31	$2.41
Second quarter	13.75	3.15
Third quarter	9.62	5.13
Fourth quarter	8.74	6.31

As of March 15, 2006, there were approximately 35 holders of record of the Company’s Common Stock. (Because “holders of record” include only stockholders listed with the Company’s transfer agent and exclude stockholders listed separately with financial nominees, this number does not accurately reflect the actual number of beneficial owners of the Company’s Common Stock, of which the Company estimates there were more than 2,700 on such date.) On March 15, 2006, the last reported sale price of the Common Stock on the Nasdaq Capital Market was $17.62 per share.

The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. No dividends have been declared since June 2000.

Item 6. Selected Financial Data

Years ended December 31,	2005	2004	2003	2002	2001
(in thousands, except per share data)
Statement of Income Data:
Revenues:
Software license fees	$8,240	$7,992	$1,935	$6,504	$6,384
Services and maintenance	14,525	11,325	10,906	10,294	10,973
Total revenues	22,765	19,317	12,841	16,798	17,357

Cost and Expenses:
Cost of software license fees	1,136	1,838	898	1,262	1,224
Cost of services and maintenance	8,261	6,356	6,963	6,345	6,808
Product development	2,503	1,431	2,490	1,781	2,590
Sales and marketing	6,192	5,565	5,875	6,218	5,396
General and administrative (1)	3,003	2,051	2,198	2,426	2,837
Restructuring charge	-	-	-		333
Total costs and expenses	21,095	17,241	18,424	18,032	19,188

Income(loss) from continuing operations before interest and taxes	1,670	2,076	(5,583)	(1,234)	(1,831)
Net interest income	165	58	54	106	309
Income(loss) from continuing operations before income taxes	1,835	2,134	(5,529)	(1,128)	309)
Income tax expense (benefit)	7	-		200	-
Net profit/(loss)	$1,828	$2,134	$(5,529)	$(1,328)	$(1,522)

Basic income (loss) per share	$.59	$.72	$(1.89)	$(0.09)	$(0.10)
Diluted income (loss) per share	$.59	$.72	$(1.89)	$(0.09)	$(0.10)
Shares used in computing basic income (loss) per share (2)	3,093	2,960	2,922	2,921	2,926
Shares used in computing diluted income (loss) per share (2)	3,116	3,001	2,922	2,921	2,926
Balance Sheet Data:
Working capital	$5,488	$3,969	$1,820	$6,449	$7,313
Total assets	21,612	13,754	10,096	16,443	18,015
Long-term debt, less current portion	-	-	-	-
Accumulated deficit	(14,140)	(15,967)	(18,100)	(12,568)	(11,239)
Total stockholders’ equity	11,869	6,071	3,734	8,998	10,105

(1)	Certain reclassifications have been made in prior years due to the implementation of EITF 01-14 (See Note 2 of the Notes to the Consolidated Financial Statements).
(2)	Restated for a 1:5 reverse stock-split occurred in September 2003 (See Note 3 of the Notes to the Consolidated Financial Statements).

- -

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This document contains various forward-looking statements and information that are based on management’s beliefs as well as assumptions made by and information currently available to management. Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward, looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these as well as other risks and uncertainties are described in more detail in this Annual Report on Form 10-K.

The Company develops, markets and supports service management software solutions, which are licensed to companies that sell and service equipment, or sell and deliver professional services. The Company’s principal product offering, the Astea Alliance suite, integrates and automates sales and service business processes and thereby increases competitive advantages, top-line revenue growth and profitability through better management of information, people, assets and cash flows. Astea Alliance offers substantially broader and far superior capabilities over the Company’s predecessor product, DISPATCH-1, which was designed for only field service and customer support management applications.

The Company’s products and services are primarily used in industries such as information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management and telecommunications. An eclectic group of other industries, all with equipment sales and service requirements, are also represented in Astea’s customer base. The Company maintains offices in the United States, United Kingdom, Australia, Israel and The Netherlands.

The Company generates revenues from two sources: software license fees for its software products, and services and maintenance revenues from professional services, which includes consulting, implementation, training and maintenance related to those products.

Software license fees accounted for 36% of the Company’s total revenues in 2005, which was mostly comprised of sales of Astea Alliance. Software license fee revenues also include some fees from the sublicensing of third-party software, primarily relational database licenses. Typically, customers pay a license fee for the software based on the number of licensed users. Depending on the contract terms and conditions, software license fees are recognized as revenue upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. If significant vendor obligations exist at the time of delivery or if the product is subject to uncertain customer acceptance, revenue is deferred until no significant obligations remain or acceptance has occurred.

The remaining component of the Company’s revenues consists principally of fees derived from professional services associated with the implementation and deployment of the Company’s software products and maintenance fees for ongoing customer support, primarily external customer technical support services and product enhancements. Professional services (including training) are charged on an hourly or daily basis and billed on a regular basis pursuant to customer work orders. Training services may also be charged on a per-attendee basis with a minimum daily charge. Out-of-pocket expenses incurred by company personnel performing professional services are typically reimbursed by the customer. The Company recognizes revenue from professional services as the services are performed. Maintenance fees are typically paid to the Company under agreements entered into at the time of the initial software license. Maintenance revenue, which is invoiced annually, is recognized ratably over the term of the agreement.

FieldCentrix

On September 21, 2005, the Company, through a wholly owned subsidiary, FC Acquisition Corp., acquired substantially all of the assets and certain liabilities of FieldCentrix, Inc, the industry’s leading mobile field force automation company. The acquisition immediately strengthens and further cements Astea’s standing as the leading company that can provide an end-to-end enterprise solution that addresses every facet of the Service Management Lifecycle process.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in its Summary of Accounting Policies, Note 2, to the Company’s consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition

Astea’s revenue is principally recognized from two sources: (i) licensing arrangements and (ii) services and maintenance.

The Company markets its products primarily through its direct sales force and resellers. License agreements do not provide for a right of return, and historically, product returns have not been significant.

Astea recognizes revenue on its software products in accordance with AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, Accounting for Performance of Construction-Type and Certain Production-Type Contracts; and SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition.

Astea recognizes revenue from license sales when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the license fee is fixed and determinable and the collection of the fee is probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs after a license key has been delivered electronically to the customer. Revenue for arrangements with extended payment terms is recognized when the payments become due, provided all other recognition criteria are satisfied. If collectibility is not considered probable, revenue is recognized when the fee is collected.

Astea allocates revenue to each element in a multiple-element arrangement based on the elements’ respective fair value, determined by the price charged when the element is sold separately. Specifically, Astea determines the fair value of the maintenance portion of the arrangement based on the price if sold separately, which is generally a fixed percentage of the software license selling price. The professional services portion of the arrangement is based on hourly rates which the Company charges for those services when sold separately from software. If evidence of fair value of all undelivered elements exists, but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The proportion of the revenue recognized upon delivery can vary from quarter-to-quarter depending upon the determination of vendor-specific objective evidence (“VSOE”) of fair value of undelivered elements. The residual value, after allocation of the fee to the undelivered elements based on VSOE of fair value, is then allocated to the perpetual software license for the software products being sold.

When appropriate, the Company may allocate a portion of its software revenue to post-contract support activities or to other services or products provided to the customer free of charge or at non-standard rates when provided in conjunction with the licensing arrangement. Amounts allocated are based upon standard prices charged for those services or products. Software license fees for resellers or other members of the indirect sales channel are based on a fixed percentage of the Company’s standard prices. The Company recognizes software license revenue for such contracts based upon the terms and conditions provided by the reseller to its customer.

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

Deferred Revenue

Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. This generally results from deferred maintenance, software installation, consulting and training services not yet rendered; license revenue is deferred until all revenue requirements have been met or as services are performed. Unbilled receivables are established when revenue is deemed to be recognized based on the Company’s revenue recognition policy, but for which the Company does not have the right to bill the customer per the contract terms.

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

Capitalized Software Research and Development Costs

The Company accounts for its internal software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company capitalizes software development costs subsequent to the establishment of technological feasibility through the product’s availability for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Product development expense includes payroll, employee benefits, and other headcount-related costs associated with product development.

Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (usually two years), beginning with the initial release to customers. During the first quarter of 2004, the Company revised the estimated life for its capitalized software products from three years to two year based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances had occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product.

Goodwill

Part of the purchase price for the FieldCentrix assets, acquired September 21, 2005, included the acquisition of goodwill. Goodwill is tested for impairment on an annual basis as of December 31. It is also tested between annual tests if indicators of potential impairment exists, using a fair-value-based approach. No impairment of goodwill has been identified during any of the periods presented.

Recent Accounting Pronouncements

In December 2004, the FASB issued FAS No. 123(R), “Share-Based Payment,” an amendment of FASB Statements 123 and 95. FAS No, 123(R) replaced FAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal periods beginning after June 15, 2005. This means that the Company will be required to implement FAS No, 123(R) no later than the quarter beginning January 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on January 1, 2006. The impact on the company’s financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of the change in accounting principle, such as a change in nondiscretionary profit-sharing payment resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on their financial position, results of operations and cash flows.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do no expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

Results of Continuing Operations

The following table sets forth, for the periods indicated, selected financial data and the percentages of the Company’s total revenues represented by each line item presented for the periods presented:

Years ended December 31,	2005	2004	2003
Revenues:
Software license fees	36.2%	41.4%	15.1%
Services and maintenance	63.8	58.6	84.9
Total revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of software license fees	5.0%	9.6%	6.0%
Cost of services and maintenance	36.3	32.9	55.2
Product development	11.0	7.6	19.4
Sales and marketing	27.2	28.8	45.8
General and administrative	13.2	10.6	17.1
Total costs and expenses	92.7%	89.5%	143.5%

Comparison of Years Ended December 31, 2005 and 2004

Revenues. Total revenues increased $3,448,000 or 18%, to $22,765,000 for the year ended December 31, 2005 from $19,317,000 for the year ended December 31, 2004. Software license revenues increased 3% in 2005, compared to 2004. Services and maintenance fees for 2005 amounted to $14,525,000, a 28% increase from 2004.

Software license fee revenues increased $248,000 or 3% to $8,240,000 in 2005 from $7,992,000 in 2004. Astea Alliance license fee revenues increased to $7,936,000 in 2005 from $7,187,000 in 2004, an increase of 10%. This increase reflects the growing acceptance by the market place of the Company’s new software versions, which are completely based on .Net, Microsoft’s operating system platform. The Company also sold $16,000 of additional DISPATCH-1 licenses to existing customers, compared to $805,000 in 2004. Two existing customers purchased additional DISPATCH-1 licenses in 2005 compared to 6 existing customers purchasing DISPATCH-1 licenses in 2004. Additionally, the Company recognized license revenue of $288,000 from the sale of FieldCentrix products.

Total services and maintenance revenues increased $3,200,000 or 28% to $14,525,000 in 2005 from $11,325,000 in 2004. The increase in service and maintenance revenues is attributable to an increase of $2,565,000 in Astea Alliance revenues partially offset by a decrease in DISPATCH-1 revenues of $512,000. Astea Alliance service and maintenance revenues increased to $11,940,000 in 2005 from $9,375,000 in 2004 due to the growing Astea Alliance customer base. The increase is also attributable to service and maintenance revenue of $1,143,000 from the newly acquired FieldCentrix customer base. DISPATCH-1 service and maintenance revenues decreased 26% to $1,437,000 in 2005 from $1,949,000 in 2004 due to an ongoing decrease in the number of customers under service and maintenance contracts. As a result of the decreasing demand for DISPATCH-1 and the lack of any related product development by the Company, the decrease in service and maintenance revenue is expected to continue in 2006 for DISPATCH-1.

In 2005 there was one major customer, EDS, which accounted for 23% of total revenues compared to 2004 when one customer, Carrier Corporation, accounted for 15% of the Company’s total revenues.

Costs of Revenues. Costs of software license fee revenues decreased 38%, or $702,000, to $1,136,000 in 2005 from $1,838,000 in 2004. The decrease in cost of sales results from lower costs of third party software. DISPATCH-1 license sales include a significant cost for a third party license for the database. However, in 2005, DISPATCH-1 license sales were only $16,000 compared to $805,000 in 2004, and accordingly the related database license costs were insignificant. Capitalized software amortization decreased to $1,020,000 in 2005 from $1,088,000 in 2004. The gross margin percentage on software license sales increased to 86% in 2005 from 77% in 2004 due to a reduction in third party license costs, lower amortization of capitalized software and increased license revenues.

The costs of services and maintenance revenues increased 30% to $8,261,000 in 2005 from $6,356,000 in 2004. The increase in cost of services and maintenance is primarily attributed to an increase in headcount from last year as well as the addition of professional services staff from the acquisition of FieldCentrix on September 21, 2005. The service and maintenance gross margin percentage decreased slightly to 43% in 2005 from 44% in 2004. The decreased margin is primarily attributable to the non-billable time required for new hires to be properly trained on the Company’s software before they can effectively generate revenue.

Product Development. Product development expenses increased 75%, or $1,072,000, to $2,503,000 in 2005 from $1,431,000 in 2004. Development costs increased due to an increase in headcount in the Company’s development center in Israel by 35%, the addition of 11 development staff from the acquisition of FieldCentrix on September 21, 2005, and an increased focus on product improvement that resulted in a lower than proportionate increase in newly capitalized software development costs.

Product development as a percentage of total revenue increased to 11% in 2005 compared to 7% in 2004. This increase is due to the increase in headcount of the Company’s development staff as part of its focus on improving the quality and functionality of its products. The 2005 percentage is about 4% lower due to the overall increase in revenues in 2005 compared to 2004. Gross development expense before the capitalization of software costs and was $4,058,000 in 2005, 44% greater than $2,811,000 in 2004. In 2004, the Company wrote off $1,155,000 of fully amortized software for old versions that had been deemed no longer useful or functional. Capitalized software totaled $1,555,000 in 2005 compared to $1,380,000 in 2004. The increase in software capitalization of only 13% was significantly lower then the overall 44% increase in development spending. This is reflective of the Company’s focus on improving the existing products compared to spending on the development of new products.

Sales and Marketing. Sales and marketing expenses increased 11%, or $627,000, to $6,192,000 in 2005 from $5,565,000 in 2004. The increase is primarily the result of an increase in the Company’s sales force as well as increased investment in marketing programs in order to increase market awareness of the Company’s products and domain expertise in Service Life Cycle Management. The Company continues to focus on improving its market presence through intensified marketing efforts to increase awareness of the Company’s products. This occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased investment in lead generation for its sales force. Sales and marketing expense as a percentage of total revenues decreased to 27% in 2005 from 29% in 2004.

General and Administrative. General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, bad debt write-offs and various costs associated with the Company’s status as a public company. The Company’s general and administrative expenses were $3,003,000 in 2005 and $2,051,000 in 2004 representing a 46% increase. This increase is primarily due to an increase in bad debt expense of $200,000, recovery of $114,000 legal fees in 2004 in connection with legal action in Europe, increased payroll costs of approximately $210,000, increased outside consulting expenses, administrative costs of $215,000 connected with the operation of FieldCentrix, which was acquired in September 2005, and increased travel costs if $50,000. As a percentage of total revenues, general and administrative expenses increased to 13% in 2005 compared to 11% in 2004. The increase in expenses relative to revenues primarily results from the increase in expenses described above, partially offset by the increase in total revenues generated during 2005.

Net Interest Income. Net interest income increased $107,000, to $165,000 in 2005 from $58,000 in 2004. This increase was primarily attributable to slight growth in the interest rates earned on the Company’s invested cash as well as an increase in funds which may be invested.

Income Tax Expense. The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In 2005, the Company made a provision of $7,000 for income taxes which resulted from a difference between an indefinite-lived asset, goodwill, which is amortized for tax, but not amortized for financial reporting purposes.

International Operations. Total revenue from the Company’s international operations increased by $4,511,000, or 66% to $11,350,000 in 2005 from $6,839,000 in 2004. The increase in revenue from international operations was primarily attributable to the increases in license revenues from the Astea Alliance suite. Most of the increase occurred in Europe, where the Company has focused attention on expanding awareness of the Company’s products. International revenues from professional services and maintenance increased 58% to $6,093,000 in 2005 from $3,857,000 in 2004. Overall, international operations resulted in net profit of $1,890,000 for 2005 compared to net profit of $1,221,000 in 2004. Operating costs increased due to higher cost of sales on professional services resulting from an increase in headcount, higher sales commissions resulting from the increased level of revenues in 2005 compared to 2004 and an increase in bad debt expense. The increase in international net income, 54%, is approximately the same as the year-to-year increase in revenue.

Comparison of Years Ended December 31, 2004 and 2003

Revenues. Total revenues increased $6,476,000, or 50%, to $19,317,000 for the year ended December 31, 2004 from $12,841,000 for the year ended December 31, 2003. Software license revenues increased by 313% in 2004 compared to 2003. Services and maintenance fees for 2004 amounted to $11,325,000, a 4% increase from 2003.

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

In 2004 there was one major customer, Carrier Corporation, which accounted for 15% of total revenues compared to 2003 when no customer accounted for more than 10% of the Company’s revenues.

Costs of Revenues. Costs of software license fee revenues increased 140%, or $1,072,000, to $1,838,000 in 2004 from $766,000 in 2003. The increase in cost of sales results from increased amortization of capitalized software and license costs of third party software embedded in the Company’s products resulting from the higher volume of license sales. Included in the cost of software license fees is the amortization of capitalized software. Capitalized software amortization increased to $1,088,000 in 2004 from $599,000 in 2003. During the first quarter of 2004, the Company revised the estimated useful life of its software products from three years to two years. The shorter amortization period increased amortization for the year by $489,000 or 81% compared to 2003. In addition, the Company capitalized $1,338,000 of development costs due to its concentrated effort to convert its newest version of service Alliance to the .Net platform. Accordingly, the increase in amortization of capitalized software is due to both the decrease in amortization period and the increase in development costs capitalized. The gross margin percentage on software license sales increased to 77% in 2004 from 60% in 2003.

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

Product Development. Product development expenses decreased 41%, or $1,059,000, to $1,431,000 in 2004 from $2,490,000 in 2003. Product development as a percentage of total revenue decreased to 7% in 2004 compared to 19% in 2003. This decline is due to both the increase in revenues as well as the increase in software costs capitalized compared to last year. Gross development expense before the capitalization of software costs were $2,811,000 in 2004 compared to $2,970,000 in 2003. Additionally in 2004, the Company wrote off $1,155,000 of fully amortized software for old versions that had been deemed no longer useful or functional. The Company capitalizes software costs out of product development. Capitalized software totaled $1,380,000 in 2004 compared to $480,000 in 2003. The increase in software capitalization is a result of product development initiatives to convert the Company’s product to .NET, a new Microsoft operating system platform through the release of Astea Alliance version 6.7 during the third quarter of 2004, as well as development costs associated with a new version anticipated to be released in the first quarter of 2005.

Sales and Marketing. Sales and marketing expenses decreased 5%, or $310,000, to $5,565,000 in 2004 from $5,875,000 in 2003. The decrease is primarily the result of a reduction in marketing costs due to the consolidation of worldwide marketing programs into the United States from the Company’s foreign operations, reduction of redundant sales personnel throughout the world, partially offset by higher sales commissions on increased software license revenues. The Company continues to focus on improving its market presence through intensified marketing efforts to increase awareness of the Company’s products. This occurred through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows and increased investment in lead generation for its sales force. Sales and marketing expense as a percentage of total revenues decreased to 28% in 2004 from 46% in 2003.

General and Administrative. General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, bad debt write-offs and various costs associated with the Company’s status as a public company. The Company’s general and administrative expenses were $2,051,000 in 2004 and $2,198,000 in 2003 representing a 7% decrease. This decrease is primarily due to a decrease in bad debt expense, which is attributable to improvement in customer payment performance and recovery of legal fees in connection with legal action in Europe. As a percentage of total revenues, general and administrative expenses decreased to 11% in 2004 compared to 17% in 2003. The decrease in expenses relative to revenues primarily results from the increase in total revenues generated during 2004.

Net Interest Income. Net interest income increased $4,000, to $58,000 in 2004 from $54,000 in 2003. This increase was primarily attributable to slight growth in both interest rates and invested funds.

Income Tax Expense. The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

International Operations. Total revenues from the Company’s international operations increased by $3,254,000, or 75% to $7,565,000 in 2004 from $4,311,000 in 2003. The increase in revenue from international operations was primarily attributable to the increases in license revenues from the Astea Alliance suite. Most of the increase occurred in Europe, where the Company has focused attention on expanding awareness of the Company’s products. International revenues from professional services and maintenance increased 9% to $3,857,000 in 2004 from $3,527,000 in 2003. Overall, international operations resulted in net profit of $1,221,000 for 2004 compared to net loss of $1,772,000 in 2003. Operating costs increased slightly due to higher cost of sales on licenses and higher sales commissions, both resulting from the increased level of revenues in 2004 compared to 2003. Accordingly, the increase in international net income of $2,993,000 is approximately the same as the year-to-year increase in revenue. Additionally, the weakening of the U.S. dollar against the foreign currencies in Europe, the Pacific Rim and Israel, contributed to increased revenues upon translation into U.S. currency.

Liquidity and Capital Resources

Net cash provided by operating activities was $5,254,000 for the year ended December 31, 2005 compared to $2,678,000 for the year ended December 31, 2004. The increase in cash provided by operations of $2,576,000 was primarily attributable to an increase of $265,000 in depreciation and amortization, an increase of $143,000 in the allowance for doubtful accounts, a decrease in net income of $306,000, a decrease in accounts receivable of $1,235,000 compared to an increase of $2,272,000 in 2004, a increase in accounts payable and accrued expenses of $61,000 compared to an decrease of $121,000 in 2004, partially offset by an increase in deferred revenues which was $343,000 less than 2004 and an increase of other assets of $124,000.

The Company used $1,188,000 of cash for investing activities in 2005 compared to using $1,769,000 in 2004. The decrease in cash used for investing activities of $581,000 results from the Company receiving $616,000 in cash from the FieldCentrix acquisition in September 2005, the release of $75,000 from a restricted bank account collateralizing a letter of credit on a leased facility and reduced capital expenditures of $65,000 compared to 2004, partially offset by an increase of $176,000 in capitalized software development costs.

The Company generated $791,000 in financing activities for the year ended December 31, 2005 compared to generating $131,000 for the year ended December 31, 2004. The increase in cash generated by financing activities of $660,000 was principally attributable to the exercise of company stock options in 2005.At December 31, 2005, the Company had a working capital ratio of approximately 1.6:1, with total cash of $9,484,000. The Company has projected revenues for 2006 that will generate enough funds to sustain its continuing operations. However, if current projections trail expectations, the Company has plans in place to reduce operating expenditures appropriately in order to continue to fund all required expenditures. The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. The Company does not plan any significant capital expenditures in 2006. In addition, it does not anticipate that its operations or financial condition will be affected materially by inflation.

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual and commercial obligations, as of December 31, 2006:

Payment Due By Period
	2006	2007-2008	2009-2010	2011 and after	Total
Contractual Cash Obligations:
Long-term Debt	$-	$-	$-	-	$-
Capital Leases	-	-	-	-	-
Operating Leases	$1,235,000	$1,543,000	$540,000	-	$3,318,000

	Amounts of Commitment Expiration Per Period
	2005	2006-2007	2008 -2009	2010 and after	Total
Other Commercial Commitments:
Letters of Credit	$225,000	$-	$-		$225,000

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company is currently in the process of revamping its investment portfolio. As a result, as of December 31, 2005, the Company’s investments consisted of commercial paper. The Company does not expect any material loss with respect to its investment portfolio.

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

We have audited the accompanying consolidated balance sheets of Astea International Inc. and subsidiaries (collectively the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astea International Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP
Philadelphia, PA
March 24, 2006

- -

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$9,484,000	$4,483,000
Restricted cash	225,000	300,000
Receivables, net of reserves of $310,000 and $411,000	5,037,000	6,428,000
Prepaid expenses and other	485,000	441,000
Total current assets	15,231,000	11,652,000

Property and equipment, net	1,038,000	548,000
Intangibles, net	1,999,000	-
Capitalized software development costs, net	2,055,000	1,520,000
Goodwill	1,100,000	-
Other long-term assets	189,000	34,000
Total assets	$21,612,000	$13,754,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,976,000	$3,194,000
Deferred revenues	5,767,000	4,489,000
Total current liabilities	9,743,000	7,683,000

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 25,000,000 shares authorized, 3,585,000 and 3,002,000 shares issued respectively	36,000	30,000
Additional paid-in capital	27,116,000	22,997,000
Accumulated comprehensive loss - translation adjustment	(935,000)	(779,000)
Accumulated deficit	(14,140,000)	(15,967,000)
Less: Treasury stock at cost, 42,000 and 43,000 shares	(208,000)	(210,000)
Total stockholders’ equity	11,869,000	6,071,000
Total liabilities and stockholders' equity	$21,612,000	$13,754,000

See accompanying notes to the consolidated financial statements.

- -

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,	2005	2004	2003

Revenues:
Software license fees	$8,240,000	$7,992,000	$1,935,000
Services and maintenance	14,525,000	11,325,000	10,906,000
Total revenues	22,765,000	19,317,000	12,841,000
Costs and expenses:
Cost of software license fees	1,136,000	1,838,000	766,000
Cost of services and maintenance	8,261,000	6,356,000	7,095,000
Product development	2,503,000	1,431,000	2,490,000
Sales and marketing	6,192,000	5,565,000	5,875,000
General and administrative	3,003,000	2,051,000	2,198,000

Total costs and expenses	21,095,000	17,241,000	18,424,000

Income (loss) from operations	1,670,000	2,076,000	(5,583,000)

Interest income	165,000	58,000	58,000
Interest expense	-	-	(4,000)
Income (loss) before income taxes	1,835,000	2,134,000	(5,529,000)
Income tax expense	7,000	-	-
Net income (loss)	$1,828,000	$2,134,000	$(5,529,000)
Basic net income (loss) per share	$.59	$.72	$(1.89)
Diluted net income (loss) per share	$.59	$.71	$(1.89)
Weighted average shares used in computing basic net income (loss) per share	3,093,000	2,960,000	2,922,000
Weighted average shares used in computing diluted net income (loss)per share	3,116,000	3,001,000	2,922,000

See accompanying notes to the consolidated financial statements.

- -

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity	Comprehensive Income(loss)
Balance, January 31, 2002	$148,000	$22,674,000	$(1,039,000)	$(12,568,000)	$(217,000)	$8,998,000

Reverse stock split	(118,000)	118,000	-	-	-	-
Issuance of common stock under employee stock purchase plan	-	-	-	(3,000)	5,000	2,000
Comprehensive income	-	-	263,000	-	-	263,000	$263,000
Net loss	-	-	-	(5,529,000)	-	(5,529,000)	(5,529,000)
Balance, December 31, 2003	30,000	22,792,000	(776,000)	(18,100,000)	(212,000)	3,734,000	(5,266,000)

Issuance of common stock under employee stock purchase plan	-	-	-	(1,000)	2,000	1,000
Exercise of stock options	-	131,000	-	-	-	131,000
Options for satisfaction of liability	-	74,000	-	-	-	74,000
Comprehensive income	-	-	(3,000)	-	-	(3,000)	$(3,000)
Net income	-	-	-	2,134,000	-	2,134,000	2,134,000
Balance, December 31, 2004	30,000	22,997,000	(779,000)	(15,967,000)	(210,000)	6,071,000	2,131,000

Issuance of common stock under employee stock purchase plan				(1,000)	2,000	1,000
Exercise of stock options	2,000	787,000				789,000
Stock Issuance - FieldCentrix acquisition	4,000	3,332,000				3,336,000
Comprehensive income			(156,000)			(156,000)	(156,000)
Net income				1,828,000		1,828,000	1,828,000
Balance, December 31, 2005	$36,000	$27,116,000	$(935,000)	$(14,140,000)	$(208,000)	$11, 869,000	$1,672,000

See accompanying notes to the consolidated financial statements.

- -

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2005	2004	2003

Cash flows from operating activities:
Net income (loss )	$1,828,000	$2,134,000	$(5,529,000)
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,640,000	1,375,000	910,000
Provision for doubtful accounts	227,000	84,000	477,000
Changes in operating assets and liabilities:
Receivables	1,235,000	(2,272,000)	3,998,000
Prepaid expenses and other	44,000	(61,000)	67,000
Accounts payable and accrued expenses	61,000	121,000	(382,000)
Deferred revenues	343,000	1,297,000	(688,000)
Other long term assets	(124,000)	-	(53,000)
Net cash provided by (used in) operating activities	5,254,000	2,678,000	(1,200,000)
Cash flows from investing activities:
Release of restricted cash	75,000	-	-
Purchases of property and equipment	(324,000)	(389,000)	(216,000)
Net cash acquired from FieldCentrix acquisition	616,000	-	-
Capitalized software development costs	(1,555,000)	(1,380,000)	(480,000)
Proceeds from the termination of life insurance policy	-	-	632,000
Net cash (used in) investing activities	(1,188,000)	(1,769,000)	(64,000)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	791,000	131,000	2,000
Net cash provided by financing activities	791,000	131,000	2,000
Effect of exchange rate changes on cash and cash equivalents	144,000	(37,000)	(225,000)
Net increase (decrease) in cash and cash equivalents	5,001,000	1,003,000	(1,487,000)
Cash and cash equivalents balance, beginning of year	4,483,000	3,480,000	4,967,000
Cash and cash equivalents balance, end of year	$9,484,000	$4,483,000	$3,480,000

Supplemental disclosure of cash flow information:
Satisfaction of liability with stock options	-	$74,000	-
Cash paid for interest expense	$-	$1,000	$4,000

See accompanying notes to the consolidated financial statements.

Supplemental Cash Flow Information - FieldCentrix Acquisition

Non-Cash Transactions:
	Years Ended December 31,
	2005	2004
Acquisition of FieldCentrix Net Assets:
Purchase Price
Common stock issued	$3,336,000	$-

Assets acquired:
Accounts receivable	(384,000)	-
Prepaid Expenses	(80,000)	-
Property and equipment	(730,000)	-
Software	(721,000)
Customer relations	(1,360,000)	-
Other assets	(31,000)	-
Goodwill	(1,100,000)	-
Total assets acquired:	(4,406,000)	-
Liabilities assumed:
Accrued expenses	719,000	-
Deferred revenue	967,000	-
Total liabilities assumed	1,686,000	-
Net assets acquired	(2,720,000)	-
Net Cash received from FieldCentrix acquisition	$616,000	$-

- -

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Company Background

Astea International Inc. and Subsidiaries (collectively the “Company” or “Astea”) is a global provider of service management software that addresses the unique needs of companies who manage capital equipment, mission critical assets and human capital. Clients include Fortune 500 to mid-size companies, which Astea services through company facilities in the United States, United Kingdom, Australia, The Netherlands and Israel. The Company’s principal products are Astea Alliance and FX Mobile. Astea Alliance supports the complete service lifecycle, from lead generation and project quotation to service and billing through asset retirement. It integrates and optimizes critical business processes for Contact Center, Field Service, Depot Repair, Logistics, Professional Services, and Sales and Marketing. Astea extends its applications with portal, analytics and mobile solutions. Astea Alliance provides service organizations with technology-enabled business solutions that improve profitability, stabilize cash-flows and reduce operational costs through automating and integrating key service, sales and marketing processes. FX Mobile offerings include mobile field service automation (FSA) systems, which include the wireless devices and support of mobile field technicians using portable, hand-held computing devices. Since its inception in 1979, Astea has licensed applications to companies in a wide range of sectors including information technology, telecommunications, instruments and controls, business systems, and medical devices.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Astea International Inc. and its wholly owned subsidiaries and branches. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Astea’s revenue is principally recognized from two sources: (i) licensing arrangements and (ii) services and maintenance.

The Company markets its products primarily through its direct sales force and resellers. License agreements do not provide for a right of return, and historically, product returns have not been significant.

Astea recognizes revenue on its software products in accordance with AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2,Software Revenue Recognition with Respect to Certain Transactions,  Accounting for Performance of Construction-Type and Certain Production-Type Contracts; and SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition.

Astea recognizes revenue from license sales when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the license fee is fixed and determinable and the collection of the fee is probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs after a license key has been delivered electronically to the customer. Revenue for arrangements with extended payment terms is recognized when the payments become due, provided all other recognition criteria are satisfied. If collectibility is not considered probable, revenue is recognized when the fee is collected.

Astea allocates revenue to each element in a multiple-element arrangement based on the elements’ respective fair value, determined by the price charged when the element is sold separately. Specifically, Astea determines the fair value of the maintenance portion of the arrangement based on the price if sold separately, which is generally a fixed percentage of the software license selling price. The professional services portion of the arrangement is based on hourly rates which the Company charges for those services when sold separately from software. If evidence of fair value of all undelivered elements exists, but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, as required under SOP 98-9, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The proportion of the revenue recognized upon delivery can vary from quarter-to-quarter depending upon the determination of vendor-specific objective evidence (“VSOE”) of fair value of undelivered elements. The residual value, after allocation of the fee to the undelivered elements based on VSOE of fair value, is then allocated to the perpetual software license for the software products being sold.

When appropriate, the Company may allocate a portion of its software revenue to post-contract support activities or to other services or products provided to the customer free of charge or at non-standard rates when provided in conjunction with the licensing arrangement. Amounts allocated are based upon standard prices charged for those services or products. Software license fees for resellers or other members of the indirect sales channel are based on a fixed percentage of the Company’s standard prices. The Company recognizes software license revenue for such contracts based upon the terms and conditions provided by the reseller to its customer.

Revenue from post-contract support is recognized ratably over the term of the contract on a straight-line basis. Consulting and training service revenue is generally unbundled and recognized at the time the service is performed. Fees from licenses sold together with consulting services are generally recognized upon shipment, provided that the contract has been executed, delivery of the software has occurred, fees are fixed and determinable and collection is probable. In instances where consulting services are essential to the functionality of the software, both the license and the consulting fees are recognized under the percentage of completion method of contract accounting.

In limited instances, the Company will enter into contracts for which revenue is recognized under contract accounting. The accounting for such arrangements requires judgment, which impacts the timing of revenue recognition and provision for estimated losses, if applicable.

Reimbursable Expenses

The Company charges customers for out-of-pocket expenses incurred by its employees during the performance of professional services in the normal course of business. In accordance with Emerging Issues Task Force 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” billings for out-of-pocket expenses that are reimbursed by the customer are to be included in revenues with the corresponding expense included in cost of sales. During fiscal years 2005, 2004 and 2003, the Company billed $370,000, $296,000, and $326,000 respectively, of reimbursable expenses to customers.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. The Company also records an additional allowance based on certain percentages of aged receivables, which are determined based on historical experience and management’s assessment of the general financial conditions affecting the Company’s customer base. If actual collections experience changes, revisions to the allowances may be required. Activity in the allowance for doubtful accounts is as follows:

Year Ended December 31	Balance at beginning of year	Charged costs	Write offs	Balance at end of year
2005	$411,000	$227,000	$328,000	$310,000
2004	810,000	84,000	483,000	411,000
2003	1,018,000	477,000	685,000	810,000

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or the lease term, whichever is shorter. When property and equipment are sold or otherwise disposed of, the fixed asset account and related accumulated depreciation account are relieved and any gain or loss is included in operations. Expenditures for repairs and maintenance are charged to expense as incurred and significant renewals and betterments are capitalized.

Impairment of Long Lived Assets

The Company evaluates its long-lived assets, including certain identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. As of December 31, 2005, the Company has determined that no impairment has occurred.

Capitalized Software Development Costs

The Company capitalizes software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The Company capitalizes software development costs subsequent to the establishment of technological feasibility through the product’s availability for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Development costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (usually two years), beginning with the initial release to customers. During the first quarter of 2004, the Company revised the estimated life for its capitalized software products from three years to two years based on current sales trends and the rate of product release. The impact of reducing the estimated life resulted in $562,000 of additional amortization in 2004. In 2005, the reduction in estimated life resulted in $306,000 of additional amortization. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of December 31, 2005, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

        Goodwill

On September 21, 2005, the Company acquired the assets and certain liabilities of FieldCentrix, Inc. through its wholly-owned subsidiary, FC Acquisition Corp. Included in the allocation of the purchase price was goodwill valued at $1,100,000 at December 31, 2005.

The Company tests goodwill for impairment annually during the first quarter of each fiscal year at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

Major Customers

In 2005, the Company had one customer which accounted for 23% of revenues. In 2004 a different customer accounted for 15% of revenues and 2003 no single customers represented 10% or more of total revenues. No customer accounted for 10% or more of total accounts receivable at either December 31, 2005 or 2004.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to credit risk, consist of cash equivalents and accounts receivable. The Company’s policy is to limit the amount of credit exposure to any one financial institution. The Company places investments with financial institutions evaluated as being creditworthy, or investing in short-term money market which are exposed to minimal interest rate and credit risk. Cash balances are maintained with several banks. Certain operating accounts may exceed the FDIC limits.

Concentration of credit risk, with respect to accounts receivable, is limited due to the Company’s credit evaluation process. The Company sells its products to customers involved in a variety of industries including information technology, medical devices and diagnostic systems, industrial controls and instrumentation and retail systems. While the Company does not require collateral from its customers, it does perform continuing credit evaluations of its customer’s financial condition.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in its allowance for doubtful accounts. If all attempts to collect a receivable have failed, the receivable will then be written off against the allowance. Based on all information available, the Company believes its allowance for doubtful accounts as of December 31, 2005 is adequate. However, actual write-offs might exceed the recorded allowance.

Fair Value of Financial Instruments

Due to the short term nature of these accounts, the carrying values of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the respective fair values.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Advertising

Advertising costs are expensed when incurred. Advertising for the years ended December 31, 2005, 2004, and 2003 were $101,000, $86,000 and $104,000 respectively.

Currency Translation

The accounts of the international subsidiaries and branch operations are translated in accordance with SFAS No. 52, “Foreign Currency Translation,” which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the year. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment in the accompanying consolidated statements of stockholders’ equity. Transaction gains and losses are included in net income (loss). There are no material transaction gains or losses in the accompanying consolidated financial statements for the periods presented.

Net Income (Loss) Per Share

The Company presents earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Pursuant to SFAS No. 128, dual presentation of basic and diluted earnings per share (“EPS”) is required for companies with complex capital structures on the face of the statements of operations. Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. Under the treasury stock method it is assumed that dilutive stock options are exercised. Furthermore, it is assumed that the proceeds are used to purchase common stock at the average market price for the period. The difference between the number of the shares assumed issued and the number of shares assumed purchased represents the dilutive shares.

At December 31, 2005 and 2004 there were 22,743 and 41,178 net additional dilutive shares assumed to be converted at an average exercise price of $5.06 and $4.52 per share, which brought the total outstanding dilutive shares to 3,116,000 and 3,001,000 respectively. Additionally, at December 31, 2005 and 2004 the Company had 41,975 and 51,950 antidilutive shares that were excluded from diluted earnings per share calculation due to their antidilutive nature.

The Company sustained a loss for fiscal year 2003. Options at December 31, 2003 to purchase shares of common stock were excluded from the diluted (loss) per common share calculation as the inclusion of these options would have been antidilutive.

	(in thousands, except per share data)
Year Ended December 31,	2005	2004	2003
Net income (loss)	$1,828	$2,134	$(5,529)
Basic weighted average number of common shares outstanding	3,093	2,960	2,922
Basic earnings (loss) per common share	$.59	$.72	$(1.89)
Effect of dilutive stock options	23	41	-
Diluted weighted average number of common shares outstanding	3,116	3,001	2,922
Diluted earnings (loss) per common share	$.59	$.71	$(1.89)

Comprehensive Income (Loss)

The Company follows SFAS No. 130 “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement also requires that all components of comprehensive income (loss) be displayed with the same prominence as other financial statements. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. The effects of SFAS No. 130 are presented in the accompanying Consolidated Statements of Stockholders’ Equity.

Stock Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. Under the intrinsic-value method, because the exercise price of the Company’s employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

- -

Had compensation cost for the Company’s stock options and employee stock purchase plan been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock Based Compensation - Transition and Disclosure,” the Company’s net income(loss) and basic and diluted net income(loss) per share would have been:

	2005	2004	2003
Net income (loss) - as reported	$1,828,000	$2,134,000	$(5,529,000)

Add: Stock based compensation included in net income as reported	-	-	-

Deduct stock based compensation determined under fair value based methods for all awards	(388,000)	(252,000)	(329,000)

Net income (loss) - pro forma	$1,440,000	$1,882,000	$(5,858,000)

Basic income (loss) per share - as reported	$.59	$.72	$(1.89)

Diluted income (loss) per share - as reported	$.59	$.71	$(1.89)

Basic income (loss) per share - pro forma	$.47	$.64	$(2.00)

Diluted income (loss) per share - pro forma	$.46	$.63	$(2.00)

The weighted average fair value of those options granted during the years ended December 31, 2005, 2004 and 2003 was estimated as $6.46, $5.39 and $3.17, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.37%, 4.18% and 3.97% for 2005, 2004 and 2003 grants, respectively; an expected life of six years; volatility of 122%, 130% and 137%; and a dividend yield of zero for 2005, 2004 and 2003 grants, respectively.

The Company anticipates adopting the modified prospective method of FAS No. 123(R) on January 1, 2006. Based on the stock options outstanding as of December 31, 2005, we will recognize compensation expense in future consolidated statements of income of approximately $235,000 for the year ended December 31, 2006. The actual impact on our financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted.

Reclassifications

Certain reclassifications of prior years’ amounts have been made to conform to the current year presentation.

Recent Accounting Standards or Accounting Pronouncements

In December 2004, the FASB issued FAS No. 123(R), “Share-Based Payment,” an amendment of FASB Statements 123 and 95. FAS No, 123(R) replaced FAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal periods beginning after June 15, 2005. This means that the Company will be required to implement FAS No, 123(R) no later than the quarter beginning January 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on January 1, 2006. The impact on the company’s financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted..

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of the change in accounting principle, such as a change in nondiscretionary profit-sharing payment resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on their financial position, results of operations and cash flows.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do no expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

3. Reverse Stock Split

On September 2, 2003, the Company implemented a 1:5 reverse stock split of the Company’s outstanding common stock that was previously approved at the Annual Meeting of Stockholders. The par value of all post reverse split shares remained unchanged at $0.01. The Company redeemed all fractional shares that resulted from the reverse split. The number of authorized shares was unchanged at 25,000,000.

Results for 2003 have been restated to reflect the results of the reverse stock split, which includes the common stock and additional paid-in capital captions on the balance sheet as well as the shares used in computing earnings per share.

4. Receivables

December 31,	2005	2004
Billed receivables	$4,719,000	$4,379,000
Unbilled receivables	318,000	2,049,000

	$5,037,000	$6,428,000

Billed receivables represent billings for the Company’s products and services to end users and value added resellers. Unbilled receivables represent contractual amounts due within one year under software licenses that have been delivered but have not been billed. Billed and unbilled receivables are shown net of reserves for estimated uncollectible amounts.

For the years ended December 31, 2005, 2004 and 2003, the Company recorded bad debt expense of $227,000, $84,000, and $477,000, and write-offs of $328,000 $483,000, and $685,000. The decrease in bad debt expense in 2004 is primarily due to improvement in customer payment performance. The improved payment performance deteriorated somewhat in 2005.

5. Property and Equipment

		December 31,
	Useful Life	2005	2004
Computers and related equipment	3	$2,879,000	$2,246,000
Furniture and fixtures	10	504,000	468,000
Leasehold improvements	Lease term	122,000	111,000
Software	1	280,000	-
Office equipment	3-7	1,238,000	993,000
		5,023,000	3,818,000
Less: Accumulated depreciation and amortization		(3,985,000)	(3,270,000)
		$1,038,000	$548,000

Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 was $538,000, $286,000 and $310,000, respectively. The increase in property and equipment resulted primarily from the acquisition of FieldCentrix, (see note 13).

6. Capitalized Software Development Costs

	Remaining Weighted Average Life	December 31, 2005 2004
Capitalized software development costs	1.68	$6,764,000	$5,209,000
Less: Accumulated amortization		4,709,000	3,689,000
		$2,055,000	$1,520,000

The Company capitalized software development costs for the years ended December 31, 2005, 2004 and 2003 of $1,555,000, $1,380,000 and $480,000, respectively. Amortization of software development costs for the years ended December 31, 2005, 2004 and 2003 was $1,020,000, $1,088,000 and $599,000, respectively, and is reflected in cost of software license fees in the financial statements. Additionally, for the year ended December 31, 2004, the Company wrote-off $1,155,000 of fully amortized capitalized software for old versions that had been deemed no longer useful or functional. The Company amortizes software developments cost on a straight-line basis over the estimated useful lives of the product (two years) and expects to amortize approximately $1,130,000 during 2006 and $447,000 in 2007 based on products currently released for sale.

7. Intangible Assets

Intellectual property and customer lists (“intangible assets”) acquired as part of the FieldCentrix acquisition are amortized on a straight-line basis over their estimated annual lives or over the period of their expected benefit, generally ranging from 5 to 10 years. Accumulated amortization of intangible assets was $81,000 and $0 at December 31, 2005 and 2004, respectively. Amortization expense related to these intangible assets was $81,000 and $0 for the years ended December 31, 2005 and 2004, respectively.

		Gross Carrying Value		Accumulated Amortization
Description	Weighted Avg. Life	2005	2004	2005	2004

Software	5 years	$720,000	$-	$42,000	$-
Customer List	10 years	1,360,000	-	39,000	-
		$2,080,000	$-	$81,000	$-

Estimated amortization expense for each of the next five years is as follows:

Amortization Expense
2006	$ 280,000
2007	280,000
2008	280,000
2009	280,000
2010	238,000

8. Accounts Payable and Accrued Expenses

December 31,	2005	2004
Accounts payable	$926,000	$688,000
Accrued compensation and related benefits	1,389,000	1,229,000
Accrued professional services	182,000	197,000
Sales and payroll taxes	695,000	410,000
Other accrued liabilities	784,000	670,000
	$3,976,000	$3,194,000

9. Income Taxes

Astea accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes, which provides for an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts for assets and liabilities versus the tax bases of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.
The provision for income taxes is as follows:

Years ended December 31,	2005	2004	2003
Current:
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-
	-	-	-
Deferred:
Federal	$6,000	$-	$-
State	1,000	-	-
	$7,000	$-	$-

The approximate income tax effect of each type of temporary difference is as follows:

December 31,	2005	2004
Deferred income tax assets:
Revenue recognition	$29,000	$-
Accruals and reserves not currently deductible for tax	122,000	126,000
Benefit of net operating loss carryforward	8,447,000	7,882,000
Depreciation	65,000	32,000
Alternative minimum tax	370,000	370,000
Capital loss carryforward	10,000	10,000
	9,043,000	8,420,000
Deferred income tax liabilities:
Capitalized software development costs	(761,000)	(547,000)
Amortization of deductible goodwill	(7,000)	-

	(768,000)	(547,000)
Net deferred tax asset before allowance	(8,275,000)	(7,873,000)
Valuation allowance	(8,282,000)	(7,873,000)
Net deferred income tax liability	$(7,000)	$-

Realization of deferred tax assets is primarily dependent on future taxable income, the amount and timing of which is uncertain. The valuation allowance is adjusted on a periodic basis to reflect management’s estimate of the realizable value of the net deferred tax assets. Therefore, a valuation allowance has been recorded for the entire net deferred tax asset with the exception of $7,000 related to the deferred tax liability associated with indefinite-lived intangible assets in accordance with SFAS No. 142. Because indefinite-lived intangible assets and goodwill are not amortized for book purposes, the related deferred tax liabilities will not reverse until some indeterminate future period when the assets becomes impaired, are disposed of, or in the case of indefinite-lived intangible assets, begin to reverse if they are reclassified as an amortizing intangible asset. SFAS No. 109 requires the expected timing of future reversals of deferred tax liabilities to be taken into account when evaluating the realizability of deferred tax assets. Therefore, the Company believes the reversal of deferred tax liabilities related to indefinite-lived intangible assets and goodwill should not be considered a source of future taxable income when assessing the realization of the Company’s deferred tax assets. And as a result a deferred expense has been recorded.

In 2004 the Company utilized $494,000 of its reserved deferred tax asset to offset its provision for income taxes, primarily from the utilization of its net operating loss carryforward and turning of certain accruals. In the years ended December 31, 2005 and 2003, there were no income taxes owed, as the Company had tax losses.

The Company has a tax holiday in Israel, which expires in 2015. Net income for the Israeli subsidiary was $417,000 and $334,950 for the years ending December 31, 2005 and 2004, respectfully. The Israeli subsidiary has net carryforward losses for Israeli tax purposes of approximately $0.7 million.

As of December 31, 2005, the Company had a net operating loss carryforward for United States federal income tax purposes of approximately $24,800,000. Included in the aggregate net operating loss carryforward is $8,895,000 of tax deductions related to equity transactions, the benefit of which will be credited to stockholders’ equity, if and when realized after the other tax deductions in the carryforwards have been realized. The net operating loss carryforwards expire in 2016 through 2025.

The Company does not provide for federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. At December 31, 2005, the Company had not provided federal income taxes on cumulative earnings of individual international subsidiaries of $4,076,000. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions. Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. As noted above, the Company has significant net operating loss carryforwards for U.S. federal income taxes purposes, which are available to offset the potential tax liability if the earnings were to be distributed.

The extent to which the loss carryforward can be used to offset future taxable income and tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period.

10. Commitments and Contingencies

The Company leases facilities and equipment under noncancelable operating leases. Rent expense for facility leases for the years ended December 31, 2005, 2004 and 2003 was $780,000, $701,000 and $867,000, respectively.

Future minimum lease payments under the Company’s leases as of December 31, 2005 are as follows:

Operating Leases
2006	$ 1,235,000
2007	896,000
2008	647,000
2009	506,000
2010	34,000
Total minimum lease payments	$ 3,318,000

On September 11, 2002, the Company invested $300,000 in a certificate of deposit, which was pledged as collateral on an outstanding letter of credit related to a lease obligation. It was classified as restricted cash on the balance sheet. According to the lease agreement, the letter of credit may be reduced by $75,000 per year starting in November 2005, at which time it was reduced to $225,000. The certificate of deposit automatically renews every six months. The letter of credit is due to expire in February 2009.

From time to time, the Company may be involved in certain legal actions and customer disputes arising in the ordinary course of business. In the Company’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial position or results of operations.

11. Profit Sharing Plan/Savings Plan

The Company maintains a discretionary profit sharing plan, including a voluntary Section 401(k) feature, covering all qualified and eligible employees. Company contributions to the profit sharing plan are determined at the discretion of the Board of Directors. The Company matches 25% of eligible employees’ contributions to the 401(k) plan up to a maximum of 1.5% of each employee’s compensation. The Company contributed approximately $53,000, $50,000 and $61,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

12.  Equity Plans

Stock Option Plans

The Company has Stock Option Plans (the “Plans”) under which incentive and non-qualified stock options may be granted to its employees, officers, directors and others. Generally, incentive stock options are granted at fair value, become exercisable over a four-year period, and are subject to the employee’s continued employment. Non-qualified options are granted at exercise prices determined by the Board of Directors and vest over varying periods. A summary of the status of the Company’s stock options as of December 31, 2005, 2004 and 2003 and changes during the years then ended is as follows:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
	Shares Available for Grant	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Balance, January 1, 2003	147,000	447,000	$6.24	138,000	$8.96
Granted at market	(127,000)	127,000
Cancelled	96,000	(96,000)
Balance, December 31, 2003	116,000	478,000	$5.99	213,000	$7.91
Granted at market	(110,000)	110,000
Cancelled	150,000	(151,000)
Exercised	-	(37,000)
Expired	(43,000)	-
Balance, December 31, 2004	113,000	400,000	$5.73	190,000	$7.09
Granted at market	(205,000)	205,000	-	-	-
Cancelled	131,000	(133,000)	-	-	-
Exercised	-	(162,000)	-	-	-
Expired	(3,000)	-	-	-	-
Balance, December 31, 2005	36,000	310,000	$7.04	89,000	$9.11

The following table summarizes information about stock options outstanding at December 31, 2005:

			OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.75	-	$ 4.85	92,000	7.22	$ 3.60	38,000	$ 3.86
$ 5.70	-	$ 8.45	194,000	8.68	$ 7.18	27,000	$ 7.66
$ 15.30	-	$ 31.25	24,000	2.14	$ 19.19	24,000	$ 19.19
$ 2.75	-	$ 31.25	310,000	7.75	$ 7.04	89,000	$ 9.11

Employee Stock Purchase Plan

In May 1995, the Company adopted an employee stock purchase plan (the “ESPP”) which allows full-time employees with one year of service the opportunity to purchase shares of the Company’s common stock through payroll deductions at the end of bi-annual purchase periods. The purchase price is the lower of 85% of the average market price on the first or last day of the purchase periods. An employee may purchase up to a maximum of 100 shares or 10% of the employee’s base salary, whichever is less, provided that the employee’s ownership of the Company’s stock is less than 5% as defined in the ESPP. Pursuant to the ESPP, 50,000 shares of common stock were reserved for issuance. During 2005, 2004 and 2003, shares purchased were 500, 500 and 1,100, respectively. At December 31, 2005, there were 29,121 shares available for future purchases. The plan expired on June 30, 2005 and was not renewed.

13.  FieldCentrix Acquisition

On September 21, 2005, the Company, through a newly formed wholly-owned subsidiary, FC Acquisition Corp., acquired substantially all of the assets of FieldCentrix, Inc., a leading provider of mobile workforce automation, pursuant to an Asset Purchase Agreement for $3,336,000 of Company stock. The total cost of the acquisition including earnout through December 31, 2005, legal, accounting and investment banking fees was $3,626,000.

In the Acquisition, the Company acquired substantially all of the assets of FieldCentrix, including cash, accounts receivables, personal property, contracts with customers, intellectual property, existing customer relationships and assumed certain liabilities of FieldCentrix. In consideration for the assets acquired and liabilities assumed from FieldCentrix, the Company issued 421,106 shares of its unregistered stock to FieldCentrix, Inc. The shares were valued at $3,336,000 based upon the average closing price of the Company’s common stock for five trading days preceding the closing of the Acquisition ($7.922). The Purchase Agreement also provides for certain quarterly cash earnout payments payable to FieldCentrix through June 30, 2007 related to the collection of gross license revenues for certain sales of FieldCentrix products, and collections on certain professional services for FieldCentrix customers.

Ten percent of the shares issued were deposited into escrow to cover any claims for indemnification made by the Company or FC Acquisition Corp. against FieldCentrix under the Purchase Agreement. Assuming there are no indemnification claims, this stock escrow will be released to FieldCentrix on or about September 21, 2006. Additionally, FieldCentrix deposited $177,243 into an escrow account to cover any uncollected accounts receivable and/or maintenance revenues of customers who have not consented to the assignment of their contracts with FieldCentrix Inc. to FC Acquisition Corp. The cash escrow was analyzed on or about January 19, 2006 with a portion being released to FC Acquisition Corp. for the total of uncollected accounts receivable and unassigned maintenance contracts that existed at the date of the acquisition.

The purchase price of FieldCentrix is allocated as follows:

Assets acquired:	Disclosed in Third Quarter	Purchase Adjustment	Total Allocation
Cash	$906,000		$906,000
Accounts receivable	354,000	(30,000)	384,000
Prepaid expenses	95,000	15,000	80,000
Property and equipment	1,451,000		730,000
Software	721,000		721,000
Customer relations	1,360,000		1,360,000
Other assets	31,000		31,000
Goodwill	956,000	(144,000)	1,100,000

	5,153,000	(159,000)	5,312,000
Less liabilities assumed:
Accrued expenses	492,000	227,000	719,000
Deferred revenue	1,035,000	(68,000)	967,000

	1,527,000	159,000	1,686,000

Total purchase price	$3,626,000	$-	$3,626,000

The $1,100,000 allocated to goodwill is expected to be deductible for tax purposes.

The acquisition of the long lived assets described above will result in future depreciation and amortization expense to the Company. All assets will be depreciated or amortized using the straight-line method over the following estimated useful live:

Asset	Useful Life
Property and Equipment	1 to 4 years
Software	1 to 5 years

Customer lists are amortized on a straight line basis over the period of their expected benefit. The expected benefit period will be reevaluated on a periodic basis based upon actual revenues generated.

14.  Unaudited Pro Forma Financial Information

Unaudited pro forma financial information for the years ended December 31, 2005 and 2004 as though the FieldCentrix acquisition had occurred on January 1, 2004 is as follows:

	Year ended December 31,
	2005	2004

Revenues	$27,532,000	$27,760,000
Net (loss)	$(1,283,000)	$(1,958,000)
Net (loss) per common share
Basic	$(.38)	$(.58)
Diluted	$(.38)	$(.58)
Weighted shares outstanding
Basic	3,397,000	3,318,000
Diluted	3,397,000	3,318,000

15. Geographic Segment Data

The Company and its subsidiaries are engaged in the design, development, marketing and support of its service management software solutions. Substantially all revenues result from the license of the Company’s software products and related professional services and customer support services. The Company’s chief executive officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single reporting segment, specifically the license, implementation and support of its software.

Year ended December 31,	2005	2004	2003
Revenues:
Software license fees
United States
Domestic	$2,983,000	$4,285,000	$1,151,000
Export	-	-	-
Total United States
software license fees	2,983,000	4,285,000	1,151,000

United Kingdom	4,580,000	2,274,000	194,000
Other foreign	677,000	1,433,000	590,000
Total foreign software
license fees	5,257,000	3,707,000	784,000
Total software license fees	8,240,000	7,992,000	1,935,000

Services and maintenance
United States
Domestic	8,128,000	6,719,000	6,239,000
Export	304,000	749,000	1,140,000
Total United States service
and maintenance revenue	8,432,000	7,468,000	7,379,000

United Kingdom	2,859,000	1,834,000	1,581,000
Other foreign	3,234,000	2,023,000	1,946,000
Total foreign service and
maintenance revenue	6,093,000	3,857,000	3,527,000
Total service and
maintenance revenue	14,525,000	11,325,000	10,906,000
Total revenue	$22,765,000	$19,317,000	$12,841,000

Profit(loss) from continuing operations
United States	$(62,000)	$913,000	$(3,757,000)
United Kingdom	867,000	(47,000)	(1,161,000)
Other foreign	1,023,000	1,268,000	(611,000)
Total income(loss) from continuing operations	$1,828,000	$2,134,000	$(5,529,000)

Long lived assets
United States	$6,001,000	$1,865,000	$1,460,000
United Kingdom	67,000	55,000	88,000
Other foreign	314,000	183,000	224,000
Total assets	$6,382,000	$2,103,000	$1,772,000

16.  Selected Consolidated Quarterly Financial Data (Unaudited)

2005 Quarter Ended	Dec 31,	Sep 30, (Restated)	Jun 30, (Restated)	Mar 31, (Restated)
Revenues	$5,387,000	$8,249,000	$5,359,000	$3,770,000
Gross profit	2,929,000	6,021,000	2,884,000	1,534,000
Net income(loss)	(643,000)	2,789,000	431,000	(749,000)

Basic net income(loss) per share	$(.25)	$.94	$.15	$(.25)
Diluted net income(loss) per share	$(.25)	$.90	$.14	$(.25)
Shares used in computing basic net income(loss) per share (in thousands)	3,455	2,968	2,962	2,960
Shares used in computing diluted net income(loss) per share (in thousands)	3,485	3,106	3,056	2,960

2004 Quarter Ended	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Revenues	$5,013,000	$4,004,000	$4,416,000	$5,884,000
Gross profit	2,617,000	2,086,000	2,493,000	3,927,000
Net income	187,000	155,000	309,000	1,483,000
Basic net income per share	$.06	$.05	$.10	$.51
Diluted net income per share	$.05	$.05	$.10	$.51
Shares used in computing basic net income per share (in thousands)	2,960	2,954	2,954	2,921
Shares used in computing diluted net income per share (in thousands)	3,013	2,992	2,972	2,923

During the fourth quarter of 2005, the Company discovered that it had over capitalized software during the year in the amount $251,000. It was determined by the Company that $131,000, $218,000 and ($98,000) of the charge was related to the first quarter 2005, second quarter 2005 and the third quarter 2005, respectively. The impact on basic and diluted net earnings (loss) per share was ($.04) in the first quarter and ($.07) in the second quarter. The impact on basic and diluted earnings per share in the third quarter was in increase of $.03. The quarterly numbers for 2005 above have been restated to reflect this charge in the appropriate quarter. The Company will file amended Forms 10-Q shortly after the filing of this Form 10-K.

- -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2005, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

There were no changes that occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant.

Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement with 120 days after the end of this fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its 2006 Annual Meeting of Stockholders proposed to be held on May 5, 2006, and the information therein is incorporated herein reference.

Item 10A. Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

The information set forth under the captions “Executive Officers” of the Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation

The information in the Proxy Statement set forth under the captions “Executive Compensation Summary” and “Report on Executive Compensation” is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management’ of the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the Proxy Statement under the heading “Certain Relationships and Related Transactions”

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the Proxy Statement under the heading “Principal Accountant Fees and Service”

PART IV

Item 15. Exhibits and Financial Statement Schedules

	(a)(1)(A)	Consolidated Financial Statements.

		i)	Consolidated Balance Sheets at December 31, 2005 and 2004
		ii)	Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003
		iii)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004, and 2003
		iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003
		v)	Notes to the Consolidated Financial Statements

	(a)(1)(B)	Report of Independent Registered Public Accounting Firm.

	(a)(2)	Schedules.

a)
Schedule II - Valuation and Qualifying Accounts Schedule listed above has been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto

.

	(a)(3)	List of Exhibits.

The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K:

Exhibit No.	Description

3(i).1	Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-92778)).
3(ii).1	By-Laws of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-92778)).
4.1	Specimen certificate representing the Common Stock (Incorporated herein by Reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-92778)).
10.1	1994 Amended Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-92778)).
10.2
Form of Non-Qualified Stock Option Agreement under the 1994 Amended Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-92778)).

10.3
Form of Incentive Stock Option Agreement under the 1994 Amended Stock Option Plan (Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-92778)).

10.4	1991 Amended Non-Qualified Stock Option Plan (Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-92778)).

10.5
Form of Non-Qualified Stock Option Agreement under the 1991 Amended Non- Qualified Stock Option Plan (Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-92778)).

10.6	1995 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-92778)).
10.7	Amendment No. 1 to 1995 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997).
10.8
1995 Employee Stock Purchase Plan Enrollment/Authorization Form (Incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on September 19, 1995 (File No. 33-97064)).

10.9	Amended and Restated 1995 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
10.10
Form of Non-Qualified Stock Option Agreement under the 1995 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on September 19, 1995 (File No. 33-97064)).

10.11	1997 Stock Option Plan (Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.12
Form of Non-Qualified Stock Option Agreement under the 1997 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.13
Form of Incentive Stock Option Agreement under the 1997 Stock Option Plan (Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.14	1998 Stock Option Plan (Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
10.15
Form of Non-Qualified Stock Option Agreement under the 1998 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.16
Form of Incentive Stock Option Agreement under the 1998 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.28	2001 Stock Option Plan (Incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-107757)).
21.1	Subsidiaries of the Registrant.
23.1*	Consent of BDO Seidman, LLP.
24.1*	Powers of Attorney (See the Signature Page).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906

Exhibits.

The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) set forth above.

- -

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March 2006.

ASTEA INTERNATIONAL INC.

By:	/s/Zack Bergreen
Zack Bergreen
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

Signature	Title	Date

/s/Zack Bergreen	Chief Executive Officer	March 30, 2006
Zack Bergreen	(Principal Executive Officer)

/s/Rick Etskovitz	Chief Financial Officer	March 30, 2006
Rick Etskovitz	(Principal Financial and Accounting
Officer)

/s/Eileen Smith	Controller	March 30, 2006
Eileen Smith

/s/Thomas J. Reilly, Jr.	Director	March 30, 2006
Thomas J. Reilly, Jr.

/s/Zack Bergreen	Director	March 30, 2006
Zack Bergreen

/s/Adrian Peters	Director	March 30, 2006
Adrian Peters

/s/Eric Siegel	Director	March 30, 2006
Eric Siegel