Form 10-Q/A
period 2005-03-31
ASTEA INTERNATIONAL INC
filed 2006-04-20
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________

FORM 10-Q/A
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          March 31, 2005

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from _____________ to ______________

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

As of May 9, 2005, 2,960,741 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend the Astea International Inc. (the “Company”) Quarterly Report on Form 10-Q/A for the period ended March 31, 2005 in order to reflect the restatement of the Company’s Consolidated Financial Statements and amendments to related disclosures as of March 31, 2005 and for the three months ended March 31, 2005. The restatement arose from management’s determination that it had over capitalized software during the quarter. The costs should have been charged to product development expense. The impact of the adjustment is to decrease capitalized software and increase product development expense.

Generally, no attempt has been made in the Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on May 11, 2005. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:

•	Part I - Item 1 - Financial Statements
•	Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

ASTEA INTERNATIONAL INC.

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2005
	(Unaudited) (Restated)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,581,000	$4,483,000
Restricted cash	300,000	300,000
Receivables, net of reserves of $348,000 and $411,000	5,061,000	6,428,000
Prepaid expenses and other	542,000	441,000
Total current assets	10,484,000	11,652,000

Property and equipment, net	540,000	548,000
Capitalized software, net	1,487,000	1,520,000
Other assets	40,000	34,000
Total assets	$12,551,000	$13,754,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,790,000	$3,194,000
Deferred revenues	4,464,000	4,489,000
Total current liabilities	7,254,000	7,683,000

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 25,000,000 shares authorized, 3,002,000 issued	30,000	30,000
Additional paid-in capital	22,997,000	22,997,000
Cumulative translation adjustment	(806,000)	(779,000)
Accumulated deficit	(16,716,000)	(15,967,000)
Less: treasury stock at cost, 42,000 and 43,000 shares respectfully	(208,000)	(210,000)
Total stockholders’ equity	5,297,000	6,071,000
Total liabilities and stockholders’ equity	$12,551,000	$13,754,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2005 (Restated)	2004
Revenues:
Software license fees	$598,000	$2,896,000
Services and maintenance	3,172,000	2,988,000
Total revenues	3,770,000	5,884,000
Costs and expenses:
Cost of software license fees	265,000	410,000
Cost of services and maintenance	1,840,000	1,547,000
Product development	608,000	408,000
Sales and marketing	1,249,000	1,489,000
General and administrative	583,000	555,000
Total costs and expenses	4,545,000	4,409,000
Income (loss) from operations	(775,000)	1,475,000
Interest income, net	26,000	8,000
Income (loss) before income taxes	(749,000)	1,483,000
Income tax expense	-	-
Net (loss) income	$(749,000)	$1,483,000
Basic and diluted (loss) income per share:
Net (loss) income per share	$(0.25)	$0.51
Shares outstanding used in computing basic (loss) income per share	2,960,000	2,922,000
Shares outstanding used in computing diluted (loss) income per share	2,960,000	2,923,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005 (Restated)	2004
Cash flows from operating activities:
Net (loss) income	$(749,000)	$1,483,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	351,000	299,000
Increase in allowance for doubtful accounts	120,000	22,000
Changes in operating assets and liabilities:
Receivables	1,241,000	(2,362,000)
Prepaid expenses and other	(101,000)	(2,000)
Other assets	-	1,000
Accounts payable and accrued expenses	(405,000)	401,000
Deferred revenues	(23,000)	505,000
Other long term assets	(6,000)	-
Net cash provided by operating activities	428,000	347,000
Cash flows from investing activities:
Purchases of property and equipment	(85,000)	(19,000)
Capitalized software development costs	(219,000)	(217,000)
Net cash used in investing activities	(304,000)	(236,000)
Cash flows from financing activities:
Proceeds from issuance of stock through the employee stock purchase plan	1,000	1,000

Effect of exchange rate changes on cash	(27,000)	(7,000)
Net increase in cash and cash equivalents	98,000	105,000
Cash, beginning of period	4,483,000	3,480,000
Cash, end of period	$4,581,000	$3,585,000

See accompanying notes to the consolidated financial statements.

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND RESTATED FINANCIAL RESULTS

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

On March 29, 2006 management advised the Audit Committee of the Board of Directors that it had made a determination that the accounting for software development costs for the quarters ending March 31, 2005, June 30, 2005 and September 30, 2005 required adjustment. Software development costs had been overcapitalized and accordingly, adjustments to previously issued Form 10-Q’s was required.

The impact of the adjustment on the quarter ending March 31, 2005, contained in this Form 10-Q/A is to increase product development expense by $131,000 on the Consolidated Statement of Operations and to decrease Capitalized Software Costs by $131,000 on the Consolidated Balance Sheet. The Consolidated Statement of Cash Flows and Notes to Unaudited financial Statements have been restated where applicable to reflect the adjustment.

The adjustment to net income for the three months ended March 31, 2005 is summarized below:

Three Months Ended March 31, 2005
Net (loss), as previously reported	(618,000)

Adjustment (pre-tax):

Development costs	131,000

Tax effect of restatement adjustment	-

Net (loss), restated	(749,000)

The Consolidated Balance Sheet as of March 31, 2005, included in the Form 10-Q/A has been restated to include the effect of this adjustment as follows:

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2005
	As previously reported	As restated

ASSETS
Current assets:
Cash and cash equivalents	$4,581,000	$4,581,000
Restricted cash	300,000	300,000
Receivables, net of reserves	5,061,000	5,061,000
Prepaid expenses and other	542,000	542,000
Total current assets	10,484,000	10,484,000

Property and equipment, net	540,000	540,000
Capitalized software, net	1,618,000	1,487,000
Other assets	40,000	40,000
Total assets	$12,682,000	$12,551,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,790,000	$2,790,000
Deferred revenues	4,464,000	4,464,000
Total current liabilities	7,254,000	7,254,000

Stockholders’ equity:
Preferred stock	-	-
Common stock	30,000	30,000
Additional paid-in capital	22,997,000	22,997,000
Cumulative translation adjustment	(806,000)	(806,000)
Accumulated deficit	(16,585,000)	(16,716,000)
Less: Treasury stock	(208,000)	(208,000)
Total stockholders’ equity	5,428,000	5,297,000
Total liabilities and stockholders' equity	$12,682,000	$12,551,000

The Consolidated Statement of Operations for the Three Months Ended March 31, 2005 included in the Form 10-Q/A has been restated to include the effects of the adjustment as follows:

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2005
	As previously reported	As restated
Revenues:
Software license fees	$598,000	$598,000
Services and maintenance	3,172,000	3,172,000
Total revenues	3,770,000	3,770,000
Costs and expenses:
Cost of software license fees	265,000	265,000
Cost of services and maintenance	1,840,000	1,840,000
Product development	477,000	608,000
Sales and marketing	1,249,000	1,249,000
General and administrative	583,000	583,000
Total costs and expenses	4,414,000	4,545,000
(Loss) from operations	(644,000)	(775,000)
Interest income, net	26,000	26,000
(Loss) before income taxes	(618,000)	(749,000)
Income tax expense	-	-
Net (Loss)	$(618,000)	$(749,000)

2. STOCKHOLDERS’ EQUITY/COMPREHENSIVE INCOME

The reconciliation of Stockholders’ Equity and comprehensive income from December 31, 2004 to March 31, 2005 is summarized as follows:

	Common Stock	Additional Paid-In Capital	Cumulative Currency Translation Adjustment	Accumulated Deficit	Treasury Stock	Comprehensive Income
Balance at December 31, 2004	$30,000	$22,997,000	$(779,000)	$(15,967,000)	$(210,000)
Issuance of common stock under employee stock purchase plan	-	-	-		2,000
Cumulative translation adjustment	-	-	(27,000)	-	-	$(27,000)
Net (loss)	-	-	-	(749,000)	-	$(749,000)
Balance at March 31, 2005	$30,000	$22,997,000	$(806,000)	$(16,716,000)	$(208,000)	$(776,000)

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

4. INCOME TAX EXPENSE

The Company has utilized a portion of its net operating loss carry forwards for the three months ended March 31, 2004 to reduce any tax provisions on its pre-tax income. At March 31, 2005, the Company maintains a 100% valuation allowance for its remaining net deferred tax assets based on the uncertainty of the realization of future taxable income.

5. STOCK BASED COMPENSATION

In December 2004, the FASB issued FAS 123(R), “Share Based Payment,” an amendment of FASB Statements 123 and 95. FAS No, 123(R), replaced FAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires companies to recognized the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal years beginning after June 15, 2005. This means that the Company will be required to implement FAS No. 123(R) no later than the quarter beginning January 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25 as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on January 1, 2006. The impact on the Company’s financial condition or results of operations will depend on the number and terms of stock options outstanding on the day of change, as well as future options that may be granted.

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
	March 31, 2005	March 31, 2004
	(Unaudited) (Restated)	(Unaudited)

Net (loss) income - as reported	$(749,000)	$1,483,000

Add: Stock-based compensation included in net (loss) income as reported, net or related tax effects	-	-
Deduct: Stock-based compensation determined under fair value based methods for all awards, net of related tax effects	(37,000)	(32,000)

Net (loss) income - pro forma	$(786,000)	$1,451,000

Basic and diluted (loss) income per share - as reported	$(0.25)	$0.51
Basic and diluted (loss) income per share - pro forma	$(0.27)	$0.50

The weighted average fair value of those options granted during the quarters ended March 31, 2005 and 2004 was estimated at $7.03 and $2.94, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.53% and 3.65% for 2005 and 2004 grants, respectively; an expected life of six years; volatility of 128% and 130%: and a dividend yield of zero for 2005 and 2004 grants, respectively.

6. MAJOR CUSTOMERS

For the first three months of 2005, there were no major customers. For the first three months of 2004, one customer accounted for 33% of the Company’s total revenues. At March 31, 2004, this same customer represented 30% of the Company’s accounts receivable balance, the majority of which was subsequently received in the second quarter of 2004.

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

Astea is a global provider of service management software that addresses the unique needs of companies who manage capital equipment, mission critical assets and human capital. Clients include Fortune 500 to mid-size companies which Astea services through company facilities in the United States, United Kingdom, Australia, The Netherlands and Israel. Astea Alliance supports the complete service lifecycle, from lead generation and project quotation to service and billing through asset retirement. It integrates and optimizes critical business processes for Contact Center, Field Service, Depot Repair, Logistics, Professional Services, and Sales and Marketing. Astea extends its application with portal, analytics and mobile solutions. Astea Alliance provides service organizations with technology-enabled business solutions that improve profitability, stabilize cash-flows, and reduce operational costs through automating and integrating key service, sales and marketing processes. Since its inception in 1979, Astea has licensed applications to companies in a wide range of sectors including information technology, telecommunications, instruments and controls, business systems, and medical devices.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in its Summary of Accounting Policies, Note 2, to the Company’s consolidated financial statement. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Capitalized Software Research and Development Costs

The Company accounts for its internal software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The Company capitalizes software development costs subsequent to the establishment of technological feasibility through the product’s availability for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Development costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (usually two years), beginning with the initial release to customers. During the first quarter of 2004, the Company revised the estimated life for its capitalized software products from three years to two years based on current sales trends and the rate of product releases. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of March 31, 2005, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

Results of Operations

Comparison of Three Months Ended March 31, 2005 and 2004

Revenues

Revenues decreased $2,114,000, or 36%, to $3,770,000 for the three months ended March 31, 2005 from $5,884,000 for the three months ended March 31, 2004. Software license fee revenues decreased $2,298,000, or 79%, from the same period last year. Services and maintenance fees for the three months ended March 31, 2005 amounted to $3,172,000, a 6% increase from the same quarter in 2004.

The Company’s international operations contributed $2,006,000 of revenues in the first quarter of 2005 compared to $1,486,000 in the first quarter of 2004. This represents a 35% increase from the same period last year and 53% of total revenues in the first quarter 2005. The increase in revenues is due to the increase in sales from the Company’s operations in Europe and Japan partially offset by a slight decrease in sales from operations in Australia.

Software license fee revenues decreased 79% to $598,000 in the first quarter of 2005 from $2,896,000 in the first quarter of 2004. The decrease is primarily attributable to poor sales results in the United States during the first quarter of 2005, as well as two significant U.S. sales totaling approximately $2.1 million, that closed during the first quarter of 2004. Astea Alliance license revenues decreased $2,147,000 or 79%, to $583,000 in the first quarter of 2005 from $2,730,000 in the first quarter of 2004. The Company also sold $15,000 and $166,000 of DISPATCH-1 licenses to existing customers in the first quarter of 2005 and 2004, respectively.

Services and maintenance revenues increased 6% to $3,172,000 in the first quarter of 2005 from $2,988,000 in the first quarter of 2004. The increase primarily relates to service and maintenance revenues from Astea Alliance, which increased $393,000, or 16%, to $2,824,000 from $2,431,000 in the first quarter of 2004. The increase in Astea Alliance service and maintenance revenues is a direct result of the growth of the Astea Alliance customer base. Partially offsetting the increase in Astea Alliance service and maintenance revenues was a decrease of $210,000 in DISPATCH-1 service and maintenance revenues, which resulted from an expected decrease in demand.

Costs of Revenues

Cost of software license fees decreased 35% to $265,000 in the first quarter of 2005 from $410,000 in the first quarter of 2004. Included in the cost of software license fees is the fixed cost of capitalized software amortization. During the first quarter of 2004, the Company revised the estimated useful life of its capitalized software products from 3 years to 2 years, which increased amortization for the period to $252,000 and $230,000 for 2005 and 2004, respectively, compared to $150,000 in the first quarter of 2003. The cost of software license fees also decreased due to the lower level of software license sales in the first quarter of 2005. The software licenses gross margin percentage was 56% in the first quarter of 2005 compared to 86% in the first quarter of 2004. The decrease in gross margin was attributable to the mix of products sold in 2005 as well as the relationship of the fixed cost of amortized capitalized software to a lower level of sales in 2005.

Cost of services and maintenance increased 19% to $1,840,000 in the first quarter of 2005 from $1,547,000 in the first quarter of 2004. The increase in cost of service and maintenance is primarily attributed to additions in headcount from last year to this year, along with the use of outside service consultants. The services and maintenance gross margin percentage was 42% in the first quarter of 2005 compared to 48% in the first quarter of 2004. The decrease in services and maintenance gross margin was primarily due to start up and training of new staff that decreased the utilization of Astea Alliance service professionals.

Product Development

Product development expense increased 49% to $608,000 in the first quarter of 2005 from $408,000 in the first quarter of 2004. The Company excludes the capitalization of software costs in product development. Capitalized software totaled $219,000 in the first quarter of 2005 compared to $217,000 during the same period in 2004. Product development as a percentage of revenues was 16% in the first quarter of 2005 compared with 7% in the first quarter of 2004. The increase in percentage of revenues is the result of the continued effort of the Company to improve the quality and functionality of its products by adding more development staff, combined with the decreased sales volume.

Sales and Marketing

Sales and marketing expense decreased 16% to $1,249,000 in the first quarter of 2005 from $1,489,000 in the first quarter of 2004. The decrease in sales and marketing is primarily attributable to a reduction in sales commissions related to the decrease in license sales. As a percentage of revenues, sales and marketing expenses increased to 33% from 25% in the first quarter of 2004, which is the direct result of decreased revenues.

General and Administrative

General and administrative expenses increased 5% to $583,000 in the first quarter of 2005 from $555,000 in the first quarter of 2004. The increase in general and administrative expenses is attributable to higher costs due to company initiatives and an increase in foreign currency exchange activity. As a percentage of revenues, general and administrative expenses increased to 15% from 9% in the first quarter of 2004. The increase is due to a significant decrease in revenues.

Interest Income, net

Net interest income increased $18,000 from $8,000 in the first quarter of 2004 to $26,000 in the first quarter of 2005. The increase resulted primarily from an increase in the amount of investments as well as higher interest rates paid on the Company’s portfolio of invested funds.

International Operations

Total revenue from the Company’s international operations increased by $520,000, or 35%, to $2,006,000 in the first quarter of 2005 from $1,486,000 in the same quarter in 2004.  The increase in revenue from international operations was primarily attributable to the increase in revenues from Japanese and European operations. International operations generated net income of $257,000 for the first quarter ended March 31, 2005 compared to income of $152,000 in the same quarter in 2004.

Liquidity and Capital Resources

Net cash provided by operating activities was $428,000 for the three months ended March 31, 2005 compared to cash provided by operations of $347,000 for the three months ended March 31, 2004. The increase in cash provided by operations was primarily attributable to significant collections in accounts receivable compared to the same quarter last year, when the Company had significant sales at the end of the quarter and accounts receivable increased $2.3 million. Partially offsetting the $3.5 million swing in accounts receivable was the decrease in earnings and reduction in accounts payable.

The Company used $304,000 for investing activities in the first three months of 2005 compared to using $236,000 in the first three months of 2004. The increase in cash used is primarily attributable to an increase in the acquisition of property and equipment.

The Company generated $1,000 of cash from financing activities during both three month periods ended March 31, 2005 and 2004 from the issuance of stock through the employee stock purchase plan.

At March 31, 2005, the Company had a working capital ratio of 1.4:1, with cash and restricted cash of $4,881,000. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the next twelve months. The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 2005, the Company’s investments consisted of U.S. government commercial paper. The Company does not expect any material loss with respect to its investment portfolio.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the first quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

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

On January 7, 2005, the Company filed a report on Form 8-K/A announcing Rick Etskovitz as Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 7th day of April 2006.

ASTEA INTERNATIONAL INC.

By:	/s/Zack B. Bergreen
Zack B. Bergreen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/Rick Etskovitz
Rick Etskovitz
Chief Financial Officer
(Principal Financial and Chief
Accounting Officer)