Form 10-Q/A
period 2005-06-30
ASTEA INTERNATIONAL INC
filed 2006-04-20
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________

FORM 10-Q/A
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          June 30, 2005

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from ______________ to ___________

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend the Astea International Inc. (the “Company”) Quarterly Report on Form 10-Q/A for the period ended June 30, 2005 in order to reflect the restatement of the Company’s Consolidated Financial Statements and amendments to related disclosures as of June 30, 2005 and for the six months ended June 30, 2005. The restatement arose from management’s determination that it had over capitalized software during the quarter. The costs should have been charged to product development expense. The impact of the adjustment is to decrease capitalized software and increase product development expense.

Generally, no attempt has been made in the Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on August 10, 2005. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:

•	Part I - Item 1 - Financial Statements
•	Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

ASTEA INTERNATIONAL INC.

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005 (Unaudited) (Restated)	2004
ASSETS
Current assets:
Cash and cash equivalents	$4,334,000	$4,483,000
Restricted cash	300,000	300,000
Receivables, net of reserves of $309,000 and $708,000	6,075,000	6,428,000
Prepaid expenses and other	500,000	441,000
Total current assets	11,209,000	11,652,000

Property and equipment, net	530,000	548,000
Capitalized software, net	1,421,000	1,520,000
Other assets	42,000	34,000
Total assets	$13,202,000	$13,754,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,934,000	$3,194,000
Deferred revenues	4,567,000	4,489,000
Total current liabilities	7,501,000	7,683,000

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 25,000,000 shares authorized, 2,966,000 issued	30,000	30,000
Additional paid-in capital	23,018,000	22,997,000
Cumulative translation adjustment	(854,000)	(779,000)
Accumulated deficit	(16,285,000)	(15,967,000)
Less: treasury stock at cost, 42,000 and 43,000 shares	(208,000)	(210,000)
Total stockholders’ equity	5,701,000	6,071,000
Total liabilities and stockholders’ equity	$13,202,000	$13,754,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005 (Restated)	2004	2005 (Restated)	2004

Revenues:
Software license fees	$2,068,000	$1,606,000	$2,666,000	$4,502,000
Services and maintenance	3,291,000	2,810,000	6,463,000	5,798,000
Total revenues	5,359,000	4,416,000	9,129,000	10,300,000
Costs and expenses:
Cost of software license fees	318,000	335,000	583,000	745,000
Cost of services and maintenance	1,939,000	1,588,000	3,779,000	3,138,000
Product development	667,000	316,000	1,275,000	721,000
Sales and marketing	1,413,000	1,433,000	2,663,000	2,922,000
General and administrative	614,000	445,000	1,196,000	1,001,000
Total costs and expenses	4,951,000	4,117,000	9,496,000	8,527,000

Income (loss) from operations	408,000	299,000	(367,000)	1,773,000
Interest income, net	23,000	10,000	49,000	19,000
Income (loss) before income taxes	431,000	309,000	(318,000)	1,792,000
Income tax expense	-	-	-	-
Net income (loss)	$431,000	$309,000	$(318,000)	$1,792,000

Basic income (loss) per share	$0.15	$0.11	$(0.10)	$0.61

Diluted income (loss) per share	$0.14	$0.10	$(0.10)	$0.61
Shares outstanding used in computing basic income (loss) per share	2,962,000	2,932,000	2,961,000	2,927,000
Shares outstanding used in computing diluted income (loss) per share	3,056,000	2,972,000	3,053,000	2,942,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30,
	2005 (Restated)	2004

Cash flows from operating activities:
Net income (loss)	$(318,000)	$1,792,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	673,000	601,000
Increase in allowance for doubtful accounts	232,000	76,000
Changes in operating assets and liabilities:
Receivables	22,000	(985,000)
Prepaid expenses and other	(54,000)	86,000
Accounts payable and accrued expenses	(256,000)	(275,000)
Deferred revenues	80,000	432,000
Other assets	(8,000)	(2,000)
Net cash provided by operating activities	371,000	1,725,000
Cash flows from investing activities:
Purchases of property and equipment	(166,000)	(34,000)
Capitalized software development costs	(389,000)	(560,000)
Net cash used in investing activities	(555,000)	(594,000)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	23,000	111,000
Effect of exchange rate changes on cash	12,000	41,000
Net increase (decrease) in cash and cash equivalents	(149,000)	1,283,000
Cash, beginning of period	4,483,000	3,480,000
Cash, end of period	$4,334,000	$4,763,000
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

The impact of the adjustment on the quarter and six month period ending June 30, 2005, contained in this Form 10-Q/A is to increase product development expense by $218,000 and $349,000, respectively, on the Consolidated Statement of Operations and to decrease Capitalized Software Costs by $349,000 on the Consolidated Balance Sheet. The Consolidated Statement of Cash Flows and Notes to Unaudited financial Statements have been restated where applicable to reflect the adjustment.

The adjustment to net income for the three months and six months ended June 30, 2005 is summarized below:

	Three Months Ended	Six Months Ended
	June 30, 2005
Net income, as previously reported	649,000	31,000

Adjustment (pre-tax):

Development costs	218,000	349,000

Tax effect of restatement adjustment	-	-

Net income (loss), restated	431,000	(318,000)

The Consolidated Balance Sheet as of June 30, 2005, included in the Form 10-Q/A has been restated to include the effect of this adjustment as follows:

Astea International Inc.
Consolidated Balance Sheet

	June 30, 2005
	As previously reported	As restated
ASSETS
Current assets:
Cash and cash equivalents	$4,334,000	$4,334,000
Restricted cash	300,000	300,000
Receivables, net of reserves of $309,000 and $708,000	6,075,000	6,075,000
Prepaid expenses and other	500,000	500,000
Total current assets	11,209,000	11,209,000

Property and equipment, net	530,000	530,000
Capitalized software, net	1,770,000	1,421,000
Other assets	42,000	42,000
Total assets	$13,551,000	$13,202,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,934,000	$2,934,000
Deferred revenues	4,567,000	4,567,000
Total current liabilities	7,501,000	7,501,000

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 25,000,000 shares authorized, 2,966,000 issued	30,000	30,000
Additional paid-in capital	23,018,000	23,018,000
Cumulative translation adjustment	(854,000)	(854,000)
Accumulated deficit	(15,936,000)	(16,285,000)
Less: treasury stock at cost, 42,000 and 43,000 shares	(208,000)	(208,000)
Total stockholders’ equity	6,050,000	5,701,000
Total liabilities and stockholders’ equity	$13,551,000	$13,202,000

The Consolidated Statement of Operations for the Three Months and Six Months Ended June 30, 2005 included in the Form 10-Q/A has been restated to include the effects of the adjustment as follows:

Astea International Inc.
Consolidated Statements of Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	As previously reported	As restated	As previously reported	As restated

Revenues:
Software license fees	$2,068,000	$2,068,000	$2,666,000	$2,666,000
Services and maintenance	3,291,000	3,291,000	6,463,000	6,463,000
Total revenues	5,359,000	5,359,000	9,129,000	9,129,000
Costs and expenses:
Cost of software license fees	318,000	318,000	583,000	583,000
Cost of services and maintenance	1,939,000	1,939,000	3,779,000	3,779,000
Product development	449,000	667,000	926,000	1,275,000
Sales and marketing	1,413,000	1,413,000	2,663,000	2,663,000
General and administrative	614,000	614,000	1,196,000	1,196,000
Total costs and expenses	4,733,000	4,951,000	9,147,000	9,496,000

Income (loss) from operations	626,000	408,000	(18,000)	(367,000)
Interest income, net	23,000	23,000	49,000	49,000
Income (loss) before income taxes	649,000	431,000	31,000	(318,000)
Income tax expense	-	-	-	-
Net income (loss)	$649,000	$431,000	$31,000	$(318,000)

2. STOCKHOLDERS’ EQUITY/COMPREHENSIVE LOSS

The reconciliation of stockholders’ equity and comprehensive loss from December 31, 2004 to June 30, 2005 is summarized as follows:
	Common Stock	Additional Paid-In Capital	Cumulative Translation Adjustment	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)
Balance at December 31, 2004	$30,000	$22,997,000	$(779,000)	$(15,967,000)	$(210,000)	$-
Issuance of common stock under Employee Stock Purchase Plan	-		-	-	2,000	-
Exercise of stock options		21,000	-	-	-
Stock issued for satisfaction of liability	-	0	-	-	-	-
Cumulative translation adjustment	-	-	(75,000)	-	-	(75,000)
Net (loss) for the period	-	-	-	(318,000)	-	(318,000)
Balance at June 30, 2005	$30,000	$23,018,000	$(854,000)	$(16,285,000)	$(208,000)	$(393,000)

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Unaudited) (Restated)	(Unaudited)	(Unaudited) (Restated)	(Unaudited)

Net (loss) income - as reported	$431,000	$309,000	$(318,000)	$1,792,000
Add: Stock-based compensation included in net income as reported, net or related tax effects	-	-	-	-
Deduct stock-based compensation determined under fair value based methods for all awards, net of related tax effects	(56,000)	(78,000)	(115,000)	(110,000)

Net income (loss) - pro forma	$375,000	$231,000	$(433,000)	$1,682,000

Basic income per share - as reported	$0.15	$0.11	$(0.10)	$0.61
Diluted income (loss) per share as reported	$0.14	$0.10	$(0.10)	$0.61
Basic income (loss) per share - pro forma	$0.13	$0.08	$(0.15)	$0.57
Diluted income (loss) per share pro forma	$0.12	$0.08	$(0.15)	$0.56

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

Capitalized Software Research and Development Costs

The Company accounts for its internal software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The Company capitalizes software development costs subsequent to the establishment of technological feasibility through the product’s availability for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Development costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (usually two years), beginning with the initial release to customers. During the first quarter of 2004, the Company revised the estimated life for its capitalized software products from three years to two years based on current sales trends and the rate of product releases. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of June 30, 2005, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required

Results of Operations

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

Product Development

Product development expense increased 111% to $667,000 in the second quarter of 2005 from $316,000 in the second quarter of 2004. Gross development expense before capitalization of software cost was $838,000 in the second quarter of 2005 compared to $658,000 for the same quarter in 2004. The Company excludes the capitalization of software costs in product development. Software development costs of $170,000 were capitalized in the second quarter of 2005 compared to $342,000 during the same period in 2004. The decrease in software capitalization is a result of product quality initiatives which do not impact capitalized software development costs. Instead, these costs are expensed as product development. Product development expense as a percentage of revenues increased to 12% in the second quarter of 2005 compared with 7% in the second quarter of 2004. The increase is due to the continued effort of the Company to improve the quality and functionality of its products by adding more development staff.

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

Product Development

Product development expense increased 77% to $1,275,000 in the first six months of 2005 from $721,000 in the first six months of 2004. Gross development expense before capitalization of software costs was $1,665,000 for the first six months of 2005 compared to $1,281,000 for the same period in 2004. The Company excludes the capitalization of software costs in product development. Product development costs of $389,000 were capitalized in the first six months of 2005 compared to $560,000 during the same period in 2004. The decrease in software capitalization is a result of product quality improvement initiatives that are not capitalized, but instead, charged directly to product development expense. Product development as a percentage of revenues was 14% in the first six months of 2005 compared with 7% in the first six months of 2004. The increase in percentage of revenues is the result of the continued effort of the Company to improve the quality and functionality of its products by adding more development staff, combined with decreased sales.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $371,000 for the six months ended June 30, 2005 compared to cash provided by operations of $1,725,000 for the six months ended June 30, 2004. The decrease in cash provided by operations was primarily attributable to lower net income for the first six months of 2005 compared to 2004, partially offset by a decrease in accounts receivables.

The Company used $555,000 for investing activities in the first six months of 2005 compared to using $594,000 in the first six months of 2004. The decrease in cash used is attributable to a decrease in software capitalization, partially offset by increased purchases of property and equipment.

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