Form 10-Q/A
period 2005-09-30
ASTEA INTERNATIONAL INC
filed 2006-04-20
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________

FORM 10-Q/A
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          September 30, 2005

or

[   ]Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from ____________ to ____________

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend the Astea International Inc. (the “Company”) Quarterly Report on Form 10-Q/A for the period ended September 30, 2005 in order to reflect the restatement of the Company’s Consolidated Financial Statements and amendments to related disclosures as of September 30, 2005 and for the nine months ended September 30, 2005. The restatement arose from management’s determination that it had over capitalized software during the quarter. The costs should have been charged to product development expense. The impact of the adjustment is to decrease capitalized software and increase product development expense.

Generally, no attempt has been made in the Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on November 14, 2005. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:

•	Part I - Item 1 - Financial Statements
•	Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

ASTEA INTERNATIONAL INC.

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2005
	(Unaudited) (Restated)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$8,801,000	$4,483,000
Restricted cash	225,000	300,000
Receivables, net of reserves of $333,000 and $567,000	5,563,000	6,428,000
Prepaid expenses and other	553,000	441,000
Total current assets	15,142,000	11,652,000

Property and equipment, net	1,902,000	548,000
Customer relations, net	1,354,000	-
Capitalized software, net	1,621,000	1,520,000
Goodwill	956,000	-
Other assets	77,000	34,000
Total assets	$21,052,000	$13,754,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,479,000	$3,194,000
Deferred revenues	4,770,000	4,489,000
Total current liabilities	9,249,000	7,683,000

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 25,000,000 shares authorized, issued 3,433,000 and 3,002,000	34,000	30,000
Additional paid-in capital	26,361,000	22,997,000
Cumulative translation adjustment	(888,000)	(779,000)
Accumulated deficit	(13,496,000)	(15,967,000)
Less: treasury stock at cost, 42,000 and 43,000 shares	(208,000)	(210,000)
Total stockholders’ equity	11,803,000	6,071,000
Total liabilities and stockholders’ equity	$21,052,000	$13,754,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005 (Restated)	2004	2005 (Restated)	2004

Revenues:
Software license fees	$4,805,000	$1,184,000	$7,471,000	$5,686,000
Services and maintenance	3,444,000	2,820,000	9,906,000	8,619,000
Total revenues	8,249,000	4,004,000	17,377,000	14,305,000
Costs and expenses:
Cost of software license fees	292,000	328,000	875,000	1,073,000
Cost of services and maintenance	2,034,000	1,590,000	5,812,000	4,728,000
Product development	460,000	290,000	1,735,000	1,012,000
Sales and marketing	1,944,000	1,192,000	4,607,000	4,114,000
General and administrative	771,000	467,000	1,967,000	1,467,000
Total costs and expenses	5,501,000	3,867,000	14,996,000	12,394,000

Income from operations	2,748,000	137,000	2,381,000	1,911,000
Interest income, net	41,000	18,000	90,000	36,000
Income before income taxes	2,789,000	155,000	2,471,000	1,947,000
Income tax expense	-	-	-	-
Net income	$2,789,000	$155,000	$2,471,000	$1,947,000

Basic net income per share	$0.94	$0.05	$0.84	$0.66
Diluted net income per share	$0.90	$0.05	$0.80	$0.66
Shares outstanding used in computing basic income per share	2,968,000	2,954,000	2,976,000	2,940,000
Shares outstanding used in computing diluted income per share	3,106,000	2,992,000	3,072,000	2,964,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005 (Restated)	2004
Cash flows from operating activities:
Net income	$2,471,000	$1,947,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,032,000	961,000
Change in allowance for doubtful accounts	387,000	-
Changes in operating assets and liabilities:
Receivables	666,000	(1,312,000)
Prepaid expenses and other	(61,000)	105,000
Accounts payable and accrued expenses	810,000	(438,000)
Deferred revenues	(742,000)	78,000
Other assets	(11,000)	(10,000)
Net cash provided by operating activities	4,552,000	1,331,000
Cash flows from investing activities:
Reduction in restricted cash	75,000	-
Purchases of property and equipment	(213,000)	(123,000)
Net cash from acquisition of FieldCentrix	616,000	-
Capitalized software development costs	(826,000)	(969,000)
Net cash used in investing activities	(348,000)	(1,092,000)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	34,000	113,000
Cash Flow from financing activities	34,000	113,000
Effect of exchange rate changes on cash	80,000	39,000
Net increase in cash and cash equivalents	4,318,000	391,000
Cash, beginning of period	4,483,000	3,480,000
Cash and cash equivalents balance, end of period	$8,801,000	$3,871,000

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

The impact of the adjustment on the quarter and nine months ending September 30, 2005, contained in this Form 10-Q/A is to (decrease) increase product development expense by ($98,000) and $251,000, respectively, on the Consolidated Statement of Operations and to decrease Capitalized Software Costs by $251,000 on the Consolidated Balance Sheet. The Consolidated Statement of Cash Flows and Notes to Unaudited Financial Statements have been restated where applicable to reflect the adjustment.

The adjustment to net income for the three months and nine months ended September 30, 2005 is summarized below:

	Three Months Ended	Nine Months Ended
	September 30, 2005
Net income, as previously reported	2,691,000	2,722,000

Adjustment (pre-tax):

Development costs	(98,000)	251,000

Tax effect of restatement adjustment	-	-

Net income restated	2,789,000	2,471,000

The Consolidated Balance Sheet as of September 30, 2005, included in the Form 10-Q/A has been restated to include the effect of this adjustment as follows:

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2005
	As previously reported	As restated
ASSETS
Current assets:
Cash and cash equivalents	$8,801,000	$8,801,000
Restricted cash	225,000	225,000
Receivables, net of reserves	5,563,000	5,563,000
Prepaid expenses and other	553,000	553,000
Total current assets	15,142,000	15,142,000

Property and equipment, net	1,902,000	1,187,000
Intangibles, net	1,354,000	2,069,000
Capitalized software, net	1,872,000	1,621,000
Goodwill	956,000	956,000
Other assets	77,000	77,000
Total assets	$21,303,000	$21,052,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,479,000	$4,479,000
Deferred revenues	4,770,000	4,770,000
Total current liabilities	9,249,000	9,249,000

Stockholders’ equity:
Preferred stock	-	-
Common stock	34,000	34,000
Additional paid-in capital	26,361,000	26,361,000
Cumulative translation adjustment	(888,000)	(888,000)
Accumulated deficit	(13,245,000)	(13,496,000)
Less: Treasury stock	(208,000)	(208,000)
Total stockholders’ equity	12,054,000	11,803,000
Total liabilities and stockholders’ equity	$21,303,000	$21,052,000

The Consolidated Statement of Operations for the Three Months and Nine Months Ended September 30, 2005 included in the Form 10-A/A has been restated to include the effects of the adjustment as follows:

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	As previously reported	As restated	As previously reported	As restated

Revenues:
Software license fees	$4,805,000	$4,805,000	$7,471,000	$7,471,000
Services and maintenance	3,444,000	3,444,000	9,906,000	9,906,000
Total revenues	8,249,000	8,249,000	17,377,000	17,377,000
Costs and expenses:
Cost of software license fees	292,000	292,000	875,000	875,000
Cost of services and maintenance	2,034,000	2,034,000	5,812,000	5,812,000
Product development	558,000	460,000	1,484,000	1,735,000
Sales and marketing	1,944,000	1,944,000	4,607,000	4,607,000
General and administrative	771,000	771,000	1,967,000	1,967,000
Total costs and expenses	5,599,000	5,501,000	14,745,000	14,996,000

Income from operations	2,650,000	2,748,000	2,632,000	2,381,000
Interest income, net	41,000	41,000	90,000	90,000
Income before income taxes	2,691,000	2,789,000	2,722,000	2,471,000
Income tax expense	-	-	-	-
Net income	$2,691,000	$2,789,000	$2,722,000	$2,471,000

2. STOCKHOLDERS’ EQUITY/COMPREHENSIVE INCOME

The reconciliation of stockholders’ equity and comprehensive income from December 31, 2004 to September 30, 2005 is summarized as follows:
	Common Stock	Additional Paid-In Capital	Cumulative Currency Translation Adjustment	Accumulated Deficit	Treasury Stock	Comprehensive Income
Balance at December 31, 2004	$30,000	$22,997,000	$(779,000)	$(15,967,000)	$(210,000)	$-
Issuance of common stock under Employee Stock Purchase Plan			-	-	2,000	-
Exercise of stock options		32,000	-	-	-	-
Stock issued for FX acquisition	4,000	3,332,000	-	-	-	-
Cumulative translation adjustment	-	-	(109,000)	-	-	(109,000)
Net income for the period	-	-	-	2,471,000	-	2,471,000
Balance at September 30, 2005	$34,000	$26,361,000	$(888,000)	$(13,496,000)	$(208,000)	$2,362,000

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Unaudited) (Restated)	(Unaudited)	(Unaudited) (Restated)	(Unaudited)

Net income - as reported	$2,789,000	$155,000	$2,471,000	$1,947,000
Add: Stock-based compensation included in net income as reported, net or related tax effects	-	-	-	-
Deduct stock-based compensation determined under fair value based methods for all awards, net of related tax effects	(132,000)	(76,000)	(248,000)	(180,000)
Net income - pro forma	$2,657,000	$79,000	$2,223,000	$1,767,000
Basic income per share - as reported	$0.94	$0.05	$0.84	$0.66
Diluted income per share as Reported	$0.90	$0.05	$0.80	$0.66
Basic income per share - pro forma	$0.90	$0.03	$0.75	$0.60
Diluted income per share pro forma	$0.86	$0.03	$0.72	$0.60

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

7.  UNAUDITED PRO FORMA FINANCIAL INFORMATION

Unaudited pro forma financial information for the three and nine months ended September 30, 2005, as though the FieldCentrix acquisition had occurred on January 1, 2004 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005 (Restated)	2004	2005 (Restated)	2004
Revenues	$9,581,000	$6,128,000	$22,145,000	$19,963,000
Net income (loss)	$2,135,000	$(801,000)	$(688,000)	$(1,390,000)
Net income (loss) per common share
Basic	$.62	$(.23)	$(.20)	$(.41)
Diluted	$.60	$(.23)	$(.20)	$(.41)
Weighted shares outstanding
Basic	3,433,000	3,419,000	3,433,000	3,391,000
Diluted	3,571,000	3,457,000	3,433,000	3,415,000

8. SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions:
	Nine Months Ended September 30,
	2005	2004
Acquisition of FieldCentrix Net Assets:
Purchase Price
Common stock issued	$3,336,000	$-

Assets acquired:
Accounts receivable	(354,000)	-
Prepaid Expenses	(95,000)	-
Property and equipment	(1,451,000)	-
Customer relations	(1,360,000)	-
Other assets	(31,000)	-
Goodwill	(956,000)	-
Total assets acquired:	(4,247,000)	-
Liabilities assumed:
Accrued expenses	492,000	-
Deferred revenue	1,035,000	-
Total liabilities assumed	1,527,000	-
Net assets acquired	(2,720,000)	-
Net Cash received from FieldCentrix acquisition	$616,000	$-

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Product Development

Product development expense increased 59% to $460,000 in the third quarter of 2005 from $290,000 in the third quarter of 2004. The increase in product development is due to a significant increase in headcount. Gross development expense before capitalization of software costs were $897,000 in the third quarter of 2005 compared to $699,000 during the same period in 2004. The Company excludes the capitalization of software costs in product development. Capitalized software totaled $437,000 in the third quarter of 2005 compared to $409,000 during the same period in 2004. The increase in software capitalization is a result of product development initiatives geared towards the release of the next version of Astea Alliance. Product development expense as a percentage of revenues was 6% in the third quarter of 2005, compared to 7% in the third quarter of 2004.

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

Product Development

Product development expense increased 71% to $1,735,000 in the first nine months of 2005 from $1,012,000 in the first nine months of 2004. Gross development expense before capitalization of software costs was $2,562,000 for the first nine months of 2005 compared to $1,979,000 for the same period in 2004. The Company excludes capitalized software costs from product development expense. Capitalized software totaled $826,000 in the first nine months of 2005 compared to $968,000 during the same period in 2004. The decrease in software capitalization is a result of product quality initiatives that are recorded as product development expense and cannot be capitalized. Product development as a percentage of revenues was 10% in the first nine months of 2005 compared with 7% in the first nine months of 2004. The increase in cost is due to the continued effort of the Company to improve the quality and functionality of its product, which required adding more development staff. Additionally, the FieldCentrix acquisition increased the Company’s development staff and costs.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $4,552,000 for the nine months ended September 30, 2005 compared to net cash used in operating activities of $1,331,000 for the nine months ended September 30, 2004. The increase in cash provided by operations was primarily attributable to an increase in net income, an increase in the allowance for doubtful accounts, a decrease in accounts receivable, a significant increase in accounts payable compared to a decrease last year and an increase in deferred revenues.

The Company’s used $348,000 for investing activities in the first nine months of 2005 compared to using $1,092,000 in the first nine months of 2004.

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