Form 10-Q
period 2006-03-31
ASTEA INTERNATIONAL INC
filed 2006-05-12
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________

FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          March 31, 2006

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from ________  to _________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):.

Large accelerated filer __	Accelerated filer __	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No   X

As of May 9, 2006, 3,585,185 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC.

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$7,100,000	$9,484,000
Restricted cash	225,000	225,000
Receivables, net of reserves of $234,000 and $310,000	4,483,000	5,037,000
Prepaid expenses and other	628,000	485,000
Total current assets	12,436,000	15,231,000

Property and equipment, net	865,000	1,038,000
Intangibles, net	1,929,000	1,999,000
Capitalized software, net	2,466,000	2,055,000
Goodwill	1,083,000	1,100,000
Other assets	170,000	189,000
Total assets	$18,949,000	$21,612,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,061,000	$3,976,000
Deferred revenues	6,126,000	5,767,000
Total current liabilities	9,187,000	9,743,000

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 25,000,000 shares authorized issued 3,585,000 and 3,585,000.	36,000	36,000
Additional paid-in capital	27,140,000	27,116,000
Cumulative translation adjustment	(823,000)	(935,000)
Accumulated deficit	(16,383,000)	(14,140,000)
Less: treasury stock at cost, 42,000 and 42,000 shares respectfully	(208,000)	(208,000)
Total stockholders’ equity	9,762,000	11,869,000
Total liabilities and stockholders’ equity	$18,949,000	$21,612,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006	2005 (Restated)
Revenues:
Software license fees	$125,000	$598,000
Services and maintenance	3,754,000	3,172,000
Total revenues	3,879,000	3,770,000
Costs and expenses:
Cost of software license fees	280,000	265,000
Cost of services and maintenance	2,835,000	1,840,000
Product development	929,000	608,000
Sales and marketing	1,248,000	1,249,000
General and administrative	907,000	583,000
Total costs and expenses	6,199,000	4,545,000
Loss from operations	(2,320,000)	(775,000)
Interest income, net	77,000	26,000
Loss before income taxes	(2,243,000)	(749,000)
Income tax expense	-	-
Net loss	$(2,243,000)	$(749,000)

Basic and diluted loss per share	$(0.63)	$(0.25)

Shares outstanding used in computing basic and diluted loss per share	3,543,000	2,960,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005 (Restated)
Cash flows from operating activities:
Net loss	$(2,243,000)	$(749,000)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	539,000	351,000
Increase in allowance for doubtful accounts	55,000	120,000
Changes in operating assets and liabilities:
Receivables	597,000	1,241,000
Prepaid expenses and other	(143,000)	(101,000)
Accounts payable and accrued expenses	(919,000)	(405,000)
Deferred revenues	376,000	(23,000)
Other long term assets	19,000	(6,000)
Net cash (used) provided by operating activities	(1,719,000)	428,000
Cash flows from investing activities:
Purchases of property and equipment	(59,000)	(85,000)
Capitalized software development costs	(651,000)	(219,000)
Adjustment to Goodwill	17,000	-
Net cash used in investing activities	(693,000)	(304,000)
Cash flows from financing activities:
Proceeds from issuance of stock through the employee stock purchase plan	-	1,000
Compensation Expense FAS123(R)	24,000	-
Net cash provided by financing activities	24,000	1,000

Effect of exchange rate changes on cash	4,000	(27,000)
Net (decrease)increase in cash and cash equivalents	(2,384,000)	98,000
Cash, beginning of period	9,484,000	4,483,000
Cash, end of period	$7,100,000	$4,581,000

See accompanying notes to the consolidated financial statements.

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements at March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in this Form 10-Q and in the Company’s 2005 Annual Report on Form 10-K which are hereby incorporated by reference in this quarterly report on Form 10-Q. Results of operations and cash flows for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year.

2. STOCKHOLDERS’ EQUITY/COMPREHENSIVE INCOME

The reconciliation of Stockholders’ Equity and comprehensive income from December 31, 2005 to March 31, 2006 is summarized as follows:

	Common Stock	Additional Paid-In Capital	Cumulative Currency Translation Adjustment	Accumulated Deficit	Treasury Stock	Comprehensive Income(loss)
Balance at December 31, 2005	$36,000	$27,116,000	$(935,000)	$(14,140,000)	$(208,000)	$-
Issuance of common stock under employee stock purchase plan
Compensation Costs FAS123(R)		24,000
Cumulative translation adjustment			112,000			112,000
Net (loss)				(2,243,000)		$(2,243,000)
Balance at March 31, 2006	$36,000	$27,140,000	$(823,000)	$(16,383,000)	$(208,000)	$(2,131,000)

3. INCOME TAX EXPENSE

At March 31, 2006, the Company maintains a 100% valuation allowance for its remaining net deferred tax assets based on the uncertainty of the realization of future taxable income.

4. STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123(R) using the modified prospective transition method. Under this method, compensation costs recognized in the first quarter of 2006 include (a) compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date value estimated in accordance with the original provisions of FAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). Results for prior periods have not been restated.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term. The fair value of each option is amortized on a straight-line basis over the option’s vesting period. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted average assumptions for the quarter ended March 31, 2006.

Three Months Ended
March 31, 2006
Weighted-average fair value	$ 15.00
Risk-free interest rate	4.79%
Expected life (in years)	6
Volatility	117%
Expected Dividends	-

Expected volatility is based on historical volatility of the Company’s stock and comparable peer data. The expected life of options granted is estimated based on historical option exercise and employee termination data. Executive level employees, who hold a majority of the options outstanding, and non-executive level employees were each found to have similar historical option exercise and termination behavior and thus were grouped for valuation purposes. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions for FAS 123 to options granted under the Company’s stock option plans in all periods presented.

Three Months Ended
March 31, 2005
Net (loss) - as reported	$(749,000)
Less: Stock-based compensation expense under the fair value based methods	(37,000)

Net (loss) - pro forma	$(786,000)

Net loss per share:
Basic and diluted (loss) per share - as reported	$(0.25)
Basic and diluted (loss) per share - pro forma	$(0.27)

For purposes of this proforma disclosure, the fair value of each option is amortized on a straight-line basis over the option’s vesting period. The fair value of each option is estimated on the date of grant using the Black Scholes option valuation model and the following weighted-average assumptions for the quarter ending March 31, 2005:

Three Months Ended
March 31, 2005
Weighted-average fair value	$ 7.03
Risk-free interest rate	4.53%
Expected life (in years)	6
Volatility	128%
Expected Dividends	-

As of March 31, 2006, the total unrecognized compensation cost related to non-vested options granted amounted to $784,000, which is expected to be recognized over the options’ remaining vesting period which could be as long as four years. No income tax benefit was realized by the Company in the three months ended March 31, 2006 or 2005, as the Company reported an operating loss.

Activity under the Company’s stock option plans is as follows:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Price per Share
Balance at December 31, 2005	35,822	291,664	$7.04
Options authorized	-	-	-
Options granted	(7,500)	7,500	$17.52
Options exercised	-	-	-
Options cancelled:
Options forfeited	51,250	(51,250)	$6.58
Options expired	-	-	-
Balance at March 31, 2006	79,572	247,914	$6.85

There were no options exercised during the three month period ended March 31, 2006.

The following table summarizes outstanding options that are vested and expected to vest and options under the Company’s stock option plans as of March 31, 2006.

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options (vested and expected to vest)	247,914	$6.85	7.68	$1,668,207

Options Exercisable	87,591	$7.23	6.96	$390,039

5. MAJOR CUSTOMERS

In the first quarter of 2006, one customer represented 12% of the Company’s revenues. For the same period in 2005 there were no single customers who accounted for 10% or more of the Company’s total revenues.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This document contains various forward-looking statements and information that are based on management's beliefs, assumptions made by management and information currently available to management. Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these, as well as other risks and uncertainties are described in more detail herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Astea Alliance, the Company’s service management suite of solutions, supports the complete service lifecycle, from lead generation and project quotation to service and billing through asset retirement. It integrates and optimizes critical business processes for Contact Center, Field Service, Depot Repair, Logistics, Professional Services, and Sales and Marketing. Astea extends its application with portal, analytics and mobile solutions. Astea Alliance provides service organizations with technology-enabled business solutions that improve profitability, stabilize cash-flows, and reduce operational costs through automating and integrating key service, sales and marketing processes.

Marketing and sales of licenses, service and maintenance related to the Company’s legacy system DISPATCH-1® products are limited to existing DISPATCH-1 customers.

FieldCentrix

On September 21, 2005, the Company, through a wholly owned subsidiary, FC Acquisition Corp., acquired substantially all of the assets of FieldCentrix Inc, the industry’s leading mobile field force automation company. FieldCentrix develops and markets mobile field service automation (FSA) systems, which include the wireless dispatch and support of mobile field technicians using portable, hand-held computing devices. The FieldCentrix offering has evolved into a leading complementary service management solution that runs on a wide range of mobile devices (handheld computers, laptops and PC’s, and Pocket PC devices), and integrates seamlessly with popular CRM and ERP applications. FieldCentrix has licensed applications to Fortune 500 and mid-size companies in a wide range of sectors including HVAC, building and real estate services, manufacturing, process instruments and controls, and medical equipment.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in its Summary of Accounting Policies, Note 2, in the Company’s 2005 Annual Report on Form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Capitalized Software Research and Development Costs

The Company accounts for its internal software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The Company capitalizes software development costs subsequent to the establishment of technological feasibility through the product’s availability for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Development costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (usually two years), beginning with the initial release to customers. During the first quarter of 2004, the Company revised the estimated life for its capitalized software products from three years to two years based on current sales trends and the rate of product releases. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of March 31, 2006, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

Goodwill

On September 21, 2005, the Company acquired the assets and certain liabilities of FieldCentrix, Inc. through its wholly-owned subsidiary, FC Acquisition Corp. Included in the allocation of the purchase price was goodwill valued at $1,100,000 at December 31, 2005. The Company tests goodwill for impairment annually during the first quarter of each fiscal year at the reporting unit level using a fair value approach, in accordance with the provision SFAS No. 142, Goodwill and Other Intangible Assets. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

The purchase agreement to acquire the assets of FieldCentrix includes earnout provisions to pay the sellers a percentage of certain future license sales and professional service revenue through June 30, 2007. Accordingly, future amounts paid under the earnout provision will be added to goodwill when such sales occur. In the quarter ended March 31, 2006, goodwill was reduced $17,000 to $1,083,000 due to an adjustment to contingent payments due to the sellers of the assets of FieldCentrix, Inc.

Results of Operations

Comparison of Three Months Ended March 31, 2006 and 2005

Revenues

Revenues increased $109,000, or 3%, to $3,879,000 for the three months ended March 31, 2006 from $3,770,000 for the three months ended March 31, 2005. The increase is the net result of a decline in license revenues of $473,000 more then offset by an increase of $582,000 in service and maintenance revenue. Software license fee revenues decreased 79%, from the same period last year. Services and maintenance fees for the three months ended March 31, 2006 amounted to $3,754,000, an 18% increase from the same quarter in 2005.

The Company’s international operations contributed $1,310,000 of revenues in the first quarter of 2006 compared to $2,006,000 in the first quarter of 2005. This represents a 35% decrease from the same period last year and 34% of total revenues in the first quarter 2006. The decrease in international revenues is due to a decrease in sales from the Company’s foreign operations in all locations. It is comprised of a $509,000 decrease in software licenses and a $187,000 decrease in service and maintenance revenues.

Software license fee revenues decreased 79% to $125,000 in the first quarter of 2006 from $598,000 in the first quarter of 2005. The decrease is primarily attributable to the Company not closing any significant sales opportunities in the quarter. Astea Alliance license revenues decreased $524,000 or 90%, to $59,000 in the first quarter of 2006 from $583,000 in the first quarter of 2005. The Company sold $66,000 of software licenses from its’ newly acquired FieldCentrix subsidiary. There were no license revenues from our product, DISPATCH-1, in the first quarter of 2006, compared to $15,000 in the same quarter of 2005.

Services and maintenance revenues increased 18% to $3,754,000 in the first quarter of 2006 from $3,172,000 in the first quarter of 2005. The increase primarily relates to service and maintenance revenues from our newly acquired FieldCentrix subsidiary which contributed $716,000 during the first quarter of 2006. The additional service and maintenance revenues from FieldCentrix is partially offset by a slight decrease in Astea Alliance service and maintenance revenues of $65,000 or 2%, which declined to $2,760,000 from $2,825,000 in the first quarter of 2005. Additionally, DISPATCH-1 service and maintenance revenues decreased $83,000 to $279,000 from $362,000 in the prior year. The decline in service and maintenance revenue for DISPATCH-1 was expected as the Company had discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees increased 6% to $280,000 in the first quarter of 2006 from $265,000 in the first quarter of 2005. Included in the cost of software license fees is the fixed cost of capitalized software amortization and the amortization of software acquired from FieldCentrix. The principal cause of the increase is the amortization of software acquired from FieldCentrix which was not a part of the Company’s expenses during the same period in 2005. The software licenses gross margin percentage was (124%) in the first quarter of 2006 compared to 56% in the first quarter of 2005. The large negative gross margin was attributable to the very low level of license sales in the first quarter of 2006 compared to the fixed cost from amortizing capitalized software development costs.

Cost of services and maintenance increased 54% to $2,835,000 in the first quarter of 2006 from $1,840,000 in the first quarter of 2005. The increase in cost of service and maintenance is primarily attributed to additions in headcount from last year to this year, including the addition of FieldCentrix staff. The services and maintenance gross margin percentage was 24% in the first quarter of 2006 compared to 42% in the first quarter of 2005. The decrease in services and maintenance gross margin was primarily due to costs increasing at a faster rate than revenues and lower staff utilization.

Product Development

Product development expense increased 53% to $929,000 in the first quarter of 2006 from $608,000 in the first quarter of 2005. The increase results from the Company’s ongoing program of improving product quality and the addition of FieldCentrix development activities. The Company excludes the capitalization of software development costs from product development. Development costs of $650,000 were capitalized in the first quarter of 2006 compared to $219,000 during the same period in 2005. The increase results from development efforts for the next Astea Alliance release and upgrades to FieldCentrix products. Product development as a percentage of revenues was 24% in the first quarter of 2006 compared with 16% in the first quarter of 2005. The increase in percentage of revenues is the result of the increased costs explained above.

Sales and Marketing

Sales and marketing expense of $1,248,000 in the first quarter of 2006 was essentially unchanged from $1,249,000 in the first quarter of 2005. As a percentage of revenues, sales and marketing expenses decreased to 32% from 33% in the first quarter of 2005, due to slightly higher revenues in 2006.

General and Administrative

General and administrative expenses increased 56% to $907,000 in the first quarter of 2006 from $583,000 in the first quarter of 2005. The increase in general and administrative expenses is attributable to $164,000 in administrative costs connected with the operation of FieldCentrix, additional outside consulting costs of $30,000, and increased recruiting costs of $100,000. As a percentage of revenues, general and administrative expenses increased to 23% from 15% in the first quarter of 2005.

Interest Income, net

Net interest income increased $51,000 from $26,000 in the first quarter of 2005 to $77,000 in the first quarter of 2006. The increase resulted primarily from an increase in the level of investments as well as higher interest rates earned on the Company’s portfolio of invested funds.

International Operations

Total revenue from the Company’s international operations decreased by $696,000, or 35%, to $1,310,000 in the first quarter of 2006 from $2,006,000 in the same quarter in 2005.  The decrease in revenue from international operations was attributable to decreased revenues in all regions in which the Company operates. International operations generated a net loss of $417,000 for the first quarter ended March 31, 2006 compared to income of $257,000 in the same quarter in 2005. It is comprised of a $509,000 decrease in software licenses and a $187,000 decrease in service and maintenance revenues.

Liquidity and Capital Resources

Net cash used by operating activities was $1,719,000 for the three months ended March 31, 2006 compared to cash provided by operations of $428,000 for the three months ended March 31, 2005, a net change of $2,147,000. The increase in cash used by operations was primarily attributable to the net loss for the period, lower net collections on accounts receivables of $644,000, an additional $514,000 paid on the Company’s accounts payables, partially offset by additional depreciation and amortization of $188,000 and an increase of $399,000 in deferred revenues.

The Company used $693,000 for investing activities in the first three months of 2006 compared to using $304,000 in the first three months of 2005. The increase in cash used is attributable to an increase in the capitalization of software development costs, partially offset by reduced acquisitions of property and equipment and a decline in goodwill related to a purchase price adjustment.

The Company generated $24,000 of cash from financing activities by recording the newly implemented accounting standard for reporting stock based compensation under FAS No. 123(R) during the three month period ended March 31, 2006, compared to generating $1,000 in the quarter ended March 31, 2005, from the issuance of stock through the employee stock purchase plan.

At March 31, 2006, the Company had a working capital ratio of 1.3:1, with cash and restricted cash of $7,325,000. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the next twelve months. The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

Variability of Quarterly Results and Potential Risks Inherent in the Business

The Company’s operations are subject to a number of risks, which are described in more detail in the Company’s prior SEC filings, including in its annual report on Form 10-K for the fiscal year ended December 31, 2005. Risks which are peculiar to the Company on a quarterly basis, and which may vary from quarter to quarter, include but are not limited to the following:

•
The Company’s quarterly operating results have in the past varied and may in the future vary significantly depending on factors such as the size, timing and recognition of revenue from significant orders, the timing of new product releases and product enhancements, and market acceptance of these new releases and enhancements, increases in operating expenses, and seasonality of its business.

•
The market price of the Company’s common stock could be subject to significant fluctuations in response to, and may be adversely affected by, variations in quarterly operating results, changes in earnings estimates by analysts, developments in the software industry, adverse earnings or other financial announcements of the Company’s customers and general stock market conditions, as well as other factors.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the Company’s financial position due to adverse changes in financial market prices and rates. The Company’s market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. The Company does not hold or issue financial instruments for trading purposes

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 2005, the Company’s investments consisted of U.S. government commercial paper. The Company does not expect any material loss with respect to its investment portfolio. In addition, the Company does not believe that a 10% change in interest rates would have a significant effect on its interest income.

Foreign Currency Risk. The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are denominated in foreign currency. For the three month period ended March 31, 2006, approximately 34% of the Company’s overall revenue resulted from sales to customers outside the United States. As 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations. The Company does not expect any material loss with respect to foreign currency risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such phrase is defined under Rule 13Aa-15(e) promulgated under the Securities and Exchange Act of 1934, related to our reporting and disclosure obligations as of March 31, 2006, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

Except as noted below, there have been no significant changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that materially affected , or are reasonably likely to materially affect, its internal controls over financial reporting.

Management has concluded that the Company needed to adjust certain internal controls to ensure that accounting for capitalized software development costs was correctly applied pursuant to generally accepted accounting principles. Specifically, the Company had overcapitalized software development costs and restated its financial results in April 2006 for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. Management has determined that this process did not constitute a material weakness in internal controls over financial reporting as of December 31, 2005.

Management has revised the Company’s internal reporting policies and procedures in order to meet the standard of capitalized software development cost under FAS No. 86 by expanding the Company’s internal reporting procedures. By implementing these internal control improvements, management has refined this reporting process for the first quarter of 2006.

Changes in internal controls over financial reporting

There were no changes that occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Purported Shareholder Class Action and Derivative Lawsuit

On and shortly after April 6, 2006 certain purported shareholder class action and derivative lawsuits were filed under in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors and officers. The lawsuits, alleging that the Company and certain of its officers and directors violated federal securities laws and state laws, relate to the Company’s April 4, 2006 announcement of the accounting restatement for overcapitalized software development costs during the first three quarters of 2005.

The Company believes that the lawsuits are without merit, and intend to defend themselves vigorously.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, including the risk factor set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company’s business, financial condition or future results. The risks described in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

We are subject to a pending civil litigation action and which, if decided against us or as a result of settlement, could require us to pay substantial judgments, settlements, fines or other penalties, and we cannot predict the timing of developments in this litigation.

The Company is currently subject to pending civil litigation, which may become time consuming, expensive and distracting from the conduct of the Company’s daily business. The Company is unable at this time to estimate what its ultimate liability in this matter may be, and it is possible that it will be required to pay substantial judgments, settlements, fines or other penalties and incur expenses that could have a material adverse effect on the Company’s business, results of operations and/or financial condition, and such effects could be very significant. Although the Company maintains certain insurance coverage, a substantial amount of any such payments may not be covered by insurance. Expenses incurred in connection with these matters (which include substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) could adversely affect the Company’s cash position. The Company plans to record a charge to the second quarter 2006 financial results in connection with the pending litigation as it relates to the Company’s insurance deductible. The Company has not taken any reserves for any potential judgments, settlements, fines or other penalties that may arise from this litigation. The Company cannot predict the timing of developments in respect of this litigation. For additional information related to the litigation, see the “Legal Proceedings” section of this report on Form 10-Q.

Item 6.	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 11th day of May 2006.

ASTEA INTERNATIONAL INC.

By:	/s/Zack B. Bergreen
Zack B. Bergreen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/Rick Etskovitz
Rick Etskovitz
Chief Financial Officer
(Principal Financial and Chief
Accounting Officer)

Exhibit Index

Exhibit Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer