Form 10-Q
period 2006-06-30
ASTEA INTERNATIONAL INC
filed 2006-08-11
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          June 30, 2006

or

[   ]Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from  ___________  to  ____________

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
Yes  X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer __   Accelerated filer __   Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No   X

As of August 9, 2006, 3,591,185 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC.

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006 (Unaudited)	2005
ASSETS
Current assets:
Cash and cash equivalents	$6,082,000	$9,484,000
Restricted cash	225,000	225,000
Receivables, net of reserves of $147,000 and $310,000	4,959,000	5,037,000
Prepaid expenses and other	557,000	485,000
Total current assets	11,823,000	15,231,000

Property and equipment, net	669,000	1,038,000
Intangibles, net	1,859,000	1,999,000
Capitalized software, net	2,853,000	2,055,000
Goodwill	1,146,000	1,100,000
Other assets	194,000	189,000
	$18,544,000	$21,612,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,473,000	$3,976,000
Deferred revenues	7,150,000	5,767,000
Total current liabilities	10,623,000	9,743,000

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 25,000,000 shares Authorized issued 3,591,000 and 3,585,000	36,000	36,000
Additional paid-in capital	27,260,000	27,116,000
Cumulative translation adjustment	(875,000)	(935,000)
Accumulated deficit	(18,292,000)	(14,140,000)
Less: treasury stock at cost, 42,000 and 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	7,921,000	11,869,000
Total liabilities and stockholders’ equity	$18,544,000	$21,612,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005 (Restated)	2006	2005 (Restated)

Revenues:
Software license fees	$997,000	$2,068,000	$1,122,000	$2,666,000
Services and maintenance	3,528,000	3,291,000	7,282,000	6,463,000
Total revenues	4,525,000	5,359,000	8,404,000	9,129,000
Costs and expenses:
Cost of software license fees	398,000	318,000	678,000	583,000
Cost of services and maintenance	2,468,000	1,939,000	5,303,000	3,779,000
Product development	1,008,000	667,000	1,937,000	1,275,000
Sales and marketing	1,367,000	1,413,000	2,615,000	2,663,000
General and administrative	1,251,000	614,000	2,158,000	1,196,000
Total costs and expenses	6,492,000	4,951,000	12,691,000	9,496,000

Income (loss) from operations	(1,967,000)	408,000	(4,287,000)	(367,000)
Interest income, net	58,000	23,000	135,000	49,000
Income (loss) before income taxes	(1,909,000)	431,000	(4,152,000)	(318,000)
Income tax expense	-	-	-	-
Net income (loss)	$(1,909,000)	$431,000	$(4,152,000)	$(318,000)

Basic income (loss) per share	$(0.54)	$0.15	$(1.17)	$(0.10)

Diluted income (loss) per share	$(0.54)	$0.14	$(1.17)	$(0.10)
Shares outstanding used in computing basic income (loss) per share	3,547,000	2,962,000	3,545,000	2,961,000
Shares outstanding used in computing diluted income (loss) per share	3,547,000	3,056,000	3,545,000	2,961,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30,
	2006	2005 (Restated)

Cash flows from operating activities:
Net (loss)	$(4,152,000)	$(318,000)
Adjustments to reconcile net (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	1,194,000	673,000
Increase in allowance for doubtful accounts	189,000	232,000
Compensation expense FAS 123(R)	125,000	-
Changes in operating assets and liabilities:
Receivables	(28,000)	22,000
Prepaid expenses and other	(65,000)	(54,000)
Accounts payable and accrued expenses	(477,000)	(256,000)
Deferred revenues	1,403,000	80,000
Other long term assets	(5,000)	(8,000)
Net cash (used) provided by operating activities	(1,816,000)	371,000
Cash flows from investing activities:
Purchases of property and equipment	(66,000)	(166,000)
Capitalized software development costs	(1,402,000)	(389,000)
Increase in Goodwill	(47,000)	-
Net cash used in investing activities	(1,515,000)	(555,000)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	19,000	23,000
Cash flows from financing activities	19,000	23,000
Effect of exchange rate changes on cash	(90,000)	12,000
Net (decrease) in cash and cash equivalents	(3,402,000)	(149,000)
Cash, beginning of period	9,484,000	4,483,000
Cash, end of period	$6,082,000	$4,334,000
See accompanying notes to the consolidated financial statements.

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements at June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in this Form 10-Q and in the Company’s 2005 Annual Report on Form 10-K which are hereby incorporated by reference in this quarterly report on Form 10-Q. Results of operations and cash flows for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

2. STOCKHOLDERS’ EQUITY/COMPREHENSIVE LOSS

The reconciliation of stockholders’ equity and comprehensive loss from December 31, 2005 to June 30, 2006 is summarized as follows:

	Common Stock	Additional Paid-In Capital	Cumulative Translation Adjustment	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)
Balance at December 31, 2005	$36,000	$27,116,000	$(935,000)	$(14,140,000)	$(208,000)	$-
Exercise of stock options		19,000	-	-	-
Compensation costs FAS123(R)	-	125,000	-	-	-	-
Cumulative translation adjustment	-	-	60,000	-	-	60,000
Net (loss) for the period	-	-	-	(4,152,000)	-	(4,152,000)
Balance at June 30, 2006	$36,000	$27,260,000	$(875,000)	$(18,292,000)	$(208,000)	$(4,092,000)

3. INCOME TAX EXPENSE

At June 30, 2006, the Company maintains a 100% valuation allowance for its remaining net deferred tax assets based on the uncertainty of the realization of future taxable income.

4. STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123(R) using the modified prospective transition method. Under this method, compensation costs recognized in the first six months of 2006 include (a) compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date value estimated in accordance with the original provisions of FAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). Results for prior periods have not been restated.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term. The fair value of each option is amortized on a straight-line basis over the option’s vesting period. The fair value of each option is estimated on the date of the grant using the Black-Scholes option valuation model and the following weighted average assumptions for the six months ending June 30, 2006.

Six Months Ended
June 30, 2006
Weighted-average fair value	$9.48
Risk-free interest rate	5.04%
Expected life (in years)	6
Volatility	116%
Expected dividends	-

Expected volatility is based on historical volatility of the Company’s stock and comparable peer data. The expected life of options granted is estimated on historical option exercise and employee termination data. Executive level employees who hold a majority of the options outstanding, and non-executive level employees were each found to have similar historical option exercise and termination behavior and thus were grouped for valuation purposes. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table illustrates the effect on the net income and earnings per share if the Company had applied the fair value recognition provisions for FAS 123 to options granted under the Company’s stock option plan in all periods presented.

	Three Months Ended	Six Months Ended
	June 30, 2005 (as Restated)	June 30, 2005 (as Restated)

Net income(loss) - as reported	$431,000	$(318,000)
Add: Stock-based compensation included in net income as reported, net or related tax effects	-	-
Deduct stock-based compensation determined under fair value based methods for all awards, net of related tax effects	(56,000)	(115,000)

Net income (loss) - pro forma	$375,000	$(433,000)

Basic income (loss) per share - as reported	$0.15	$(0.10)
Diluted income (loss) per share as reported	$0.14	$(0.10)
Basic income (loss) per share - pro forma	$0.13	$(0.15)
Diluted income (loss) per share pro forma	$0.12	$(0.15)

For purposes of this proforma disclosure, the fair value of each option is amortized on a straight-line basis over the option’s vesting period. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions for the quarter ending June 30, 2005:

Six Months Ended
June 30, 2005
Weighted-average fair value	$6.17
Risk-free interest rate	4.00%
Expected life (in years)	6
Volatility	119%
Expected Dividends	-

As of June 30, 2006, the total unrecognized compensation cost related to non-vested options granted amounted to $626,000, which is expected to be recognized over the options’ remaining vesting period which could be as long as four years. No income tax benefit was realized by the Company in the six months ended June 30, 2006 or 2005, as the Company reported an operating loss.

Activity under the Company’s stock option plan is as follows:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Price per Share
Balance at December 31, 2005	35,822	291,664	$7.04
Options authorized	350,000		-
Options granted	(29,500)	29,500	$11.07
Options exercised	-	(6,000)	$3.23
Options cancelled:
Options forfeited	55,050	(57,050)	$6.97
Options expired	(800)	-	-
Balance at June 30, 2006	410,572	258,114	$7.08

During the second quarter of 2006, the shareholders of the Company approved the 2006 Stock Option Plan in order to fulfill the Company’s needs of attracting new managerial and technical talent and retaining existing talent. The 2006 plan authorizes the issuance of a maximum of 350,000 shares of Common Stock of the Company.

During the three month period ended June 30, 2006, 6,000 options were exercised.

The following table summarizes outstanding options that are vested and expected to vest and options under the Company’s stock option plans as of June 30, 2006.

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options (vested and expected to vest)	258,114	$7.03	7.69	$1,835,319

Options Exercisable	90,541	$7.08	6.04	$455,208

5. LINE OF CREDIT

On May 23, 2006 the Company entered into a secured revolving line of credit (Line) agreement with a bank. Maximum available borrowings under the Line represent the lesser of 80% of the Borrowing Base, which is defined as Eligible Accounts Receivables, or $4.0 million. Amounts outstanding on the line of credit were zero on June 30, 2006.

The Line bears interest at the Line Interest Rate, as defined by the agreement. The Line provides for payment of a quarterly commitment fee of .25% per annum on the unused portion of the maximum commitment, which can be as high as $2,500.

Borrowings under the Line are collateralized by all the Company’s assets.

6.  MAJOR CUSTOMERS

In the second quarter of 2006, no customer accounted for more than 10% of total revenues. In the second quarter of 2005 there was one customer that accounted for 35% of total revenue. For the first six months of 2006, no customer accounted for more than 10% of total revenues, however during the same period of 2005, one customer accounted for 21% of total revenues.

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

As a leading provider of service management solution, Astea has been helping companies across the globe achieve the highest levels of customer satisfaction with faster response time and proactive communication. The result is a consistent and highly personalized experience at every touch point. Currently, Astea markets and sells Astea Alliance service management suite, FX Enterprise, FX Mobile and FX Service Center. Astea Alliance synchronizes and optimizes critical business processes for contact center, field service, depot repair, logistics, professional services and sales and marketing. The application suite is extended with portal, business intelligence, dynamic scheduling and mobile solutions. FX Enterprise, FX Mobile and FX Service Center are designed to help companies better manager their mobile workforce in the field.

Marketing and sales of licenses, service and maintenance related to the Company’s legacy system DISPATCH-1® products are limited to existing DISPATCH-1 customers.

FieldCentrix

On September 21, 2005, the Company, through a wholly owned subsidiary, FC Acquisition Corp., acquired substantially all of the assets of FieldCentrix Inc., the industry’s leading mobile field force automation company. FieldCentrix develops and markets mobile field service automation (FSA) systems, which include the wireless dispatch and support of mobile field technicians using portable, hand-held computing devices. The FieldCentrix offering has evolved into a leading complementary service management solution that runs on a wide range of mobile devices (handheld computers, laptops and PC’s, and Pocket PC devices), and integrates seamlessly with popular CRM and ERP applications. FieldCentrix has licensed applications to Fortune 500 and mid-sized companies in a wide range of sectors including HVAC, building and real estate services, manufacturing, process instruments and controls, and medical equipment.

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

Capitalized Software Research and Development Costs

The Company, accounts for its internal software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The Company capitalizes software development costs subsequent to the establishment of technological feasibility through the product’s availability for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Development costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (usually two years), beginning with the initial release to customers. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of June 30, 2006, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required

Goodwill

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

The purchase agreement to acquire the assets of FieldCentrix includes earnout provisions to pay the sellers a percentage of certain future license sales and professional service revenue through June 30, 2007. Accordingly, future amounts paid under the earnout provisions will be added to goodwill when such sales occur. In the six months ended June 30, 2006, goodwill was increased $46,000 to $1,146,000 due to the quarterly adjustment on contingent payments due to the sellers of the assets of FieldCentrix, Inc.

Results of Operations

Comparison of Three Months Ended June 30, 2006 and 2005

Revenues

Revenues decreased $834,000, or 16%, to $4,525,000 for the three months ended June 30, 2006 from $5,359,000 for the three months ended June 30, 2005. Software license fee revenues decreased $1,071,000, or 52%, from the same period last year. Services and maintenance fees for the three months ended June 30, 2006 amounted to $3,528,000, a 7% increase from the same quarter in 2005.

The Company’s international operations contributed $1,386,000 of revenues in the second quarter of 2006, which is a 17% decrease compared to revenues generated during the second quarter of 2005. The Company’s revenues from international operations amounted to 31% of the total revenue for the second quarter in 2006, the same percentage of total revenues for the same quarter in 2005.

Software license fee revenues decreased 52% to $997,000 in the second quarter of 2006 from $2,068,000 in the second quarter of 2005. Astea Alliance license revenues decreased $1,299,000 or 63%, to $769,000 in the second quarter of 2006 from $2,068,000 in the second quarter of 2005. The decrease is primarily attributable to poor sales results in the United States and Europe during the second quarter as well as one major sale to a customer that accounted for 35% of total revenue in the second quarter of 2005. The Company sold $228,000 of software licenses from its’ newly acquired FieldCentrix subsidiary.

Services and maintenance revenues increased to $3,528,000 or 7% in the second quarter of 2006 from $3,291,000 in the second quarter of 2005. The Astea Alliance service and maintenance revenues decreased by $311,000 or 11% compared to the second quarter of 2005. More than offsetting this decrease was additional service and maintenance revenue of $721,000 from our newly acquired subsidiary, FieldCentrix. Additionally, DISPATCH-1 service and maintenance revenues decreased $173,000 to $242,000 from $415,000 in the prior year. The decline in service and maintenance revenue for DISPATCH-1 was expected as the Company had discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees increased 25% to $398,000 in the second quarter of 2006 from $318,000 in the second quarter of 2005. Included in the cost of software license fees is the fixed cost of capitalized software amortization and the amortization of software acquired from FieldCentrix. The principal cause of the increase is the amortization of software acquired from FieldCentrix which was not a part of the Company’s expenses during the same period in 2005. The software license gross margin percentage was 60% in the second quarter of 2006 compared to 85% in the second quarter of 2005. The decline in margin resulted from the decrease in license revenue while the cost of software licenses increased slightly.

Cost of services and maintenance increased 27% to $2,468,000 in the second quarter of 2006 from $1,939,000 in the second quarter of 2005. The increase in cost of service and maintenance is primarily attributed to an increase in headcount from last year, including the addition of FieldCentrix staff. The services and maintenance gross margin percentage was 30% in the second quarter of 2006 compared to 41% in the second quarter of 2005. The decrease in services and maintenance gross margin was primarily due to costs increasing at a faster rate than revenues and lower staff utilization.

Product Development

Product development expense increased 51% to $1,008,000 in the second quarter of 2006 from $667,000 in the second quarter of 2005. The increase results from the Company’s ongoing program of improving product quality and the addition of FieldCentrix development activities. The Company excludes the capitalization of software costs from product development. Software development costs of $751,000 were capitalized in the second quarter of 2006 compared to $170,000 during the same period in 2005. The increase results from development efforts for the next Astea Alliance release and development of FieldCentrix products. Product development expense as a percentage of revenues increased to 22% in the second quarter of 2006 compared with 12% in the second quarter of 2005. The increase in relative costs is due to the continued effort of the Company to improve the quality and functionality of its products by adding more development staff and the overall decline in revenues in 2006.

Sales and Marketing

Sales and marketing expense decreased 3% to $1,367,000 in the second quarter of 2006 from $1,413,000 in the second quarter of 2005. The slight decrease in sales and marketing is attributable to a reduction in sales commissions due to reduced licenses revenues. As a percentage of revenues, sales and marketing expenses increased to 30% in 2006 from 26% in the second quarter of 2005.

General and Administrative

General and administrative expenses increased 104% to $1,251,000 during the second quarter of 2006 from $614,000 in the second quarter of 2005. The increase in general and administrative expenses is attributable to $160,000 in administrative costs connected with the operation of FieldCentrix, $200,000 associated with the insurance retention in the class action lawsuit, and $200,000 increase in salaries. As a percentage of revenue, general and administrative expenses increased to 28% in the second quarter of 2006 from 11% in the second quarter of 2005.

Interest Income, Net

Net interest income increased $35,000 to $58,000 in the second quarter of 2006 from the second quarter of 2005. The increase resulted primarily from an increase in the level of investments as well as higher interest rates earned on the Company’s portfolio of invested funds.

International Operations

Total revenue from the Company’s international operations decreased by 17% during the second quarter of 2006 to $1,386,000 compared to $1,664,000 for the second quarter of 2005. The decrease in revenue from international operations was primarily attributable to the decrease in revenues from European operations of $400,000, offset by an increase of $122,000 in the Asia Pacific region. International operations generated a net loss of $221,000 for the second quarter ended June 30, 2006 compared to a net income of $10,000 in the same period in 2005.

Comparison of Six Months Ended June 30, 2006 and 2005

Revenues

Revenues decreased $725,000, or 8%, to $8,404,000 for the six months ended June 30, 2006 from $9,129,000 for the six months ended June 30, 2005. Software license fee revenues decreased $1,544,000, or 58%, from the same period last year. Services and maintenance revenues for the six months ended June 30, 2006 amounted to $7,282,000, a 13% increase from the same period in 2005.

The Company’s international operations contributed $2,696,000 of revenues in the first six months of 2006 compared to $3,670,000 in the first six months of 2005. This represents a 27% decrease from the same period last year and 32% of total Company revenues in the first six months of 2006. The decrease in revenues is due to the decrease in sales from the Company’s foreign operations in all locations. It is comprised of a $273,000 decrease in license revenues and $701,000 decrease in service and maintenance revenues.

Software license revenues decreased 58% to $1,122,000 in the first six months of 2006 from $2,666,000 in the first six months of 2005. The decrease is primarily attributable to poor license sales in the first six months of 2006, as well as one significant U.S. deal totaling approximately $1.8 million, that closed during the first six months of 2005. In the second quarter however, the Company closed a license sale with a new customer for $1.3 million that will be recognized as revenue over the next eighteen months. The deferral of revenue recognition is due to the extended payment terms contained in the contract. Astea Alliance license revenues decreased $1,823,000 to $828,000 or 69% in the first six months of 2006 from $2,651,000 in the first six months of 2005. Partially offsetting the decline were $294,000 of software licenses from its’ newly acquired FieldCentrix subsidiary during the first six months of 2006. There were no DISPATCH-1 license sales during the first six months of 2006 compared to $15,000 during the same period in 2005.

Services and maintenance revenues increased 13% to $7,282,000 in the first six months of 2006 from $6,463,000 in the first six months of 2005. The increase relates directly to service and maintenance revenues from our newly acquired subsidiary, FieldCentrix which contributed $1,436,000 in the first six months of 2006. The additional service and maintenance revenue from FieldCentrix is partially offset by a slight decrease in Astea Alliance which decreased $376,000, or 7%, to $5,325,000 from $5,701,000 in the first six months of 2005. DISPATCH-1 service and maintenance revenues decreased $241,000 to $521,000 from $762,000 in the prior year. The decline in service and maintenance revenue for DISPATCH-1 was expected as the Company had discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees increased 16% to $678,000 in the first six months of 2006 from $583,000 in the first six months of 2005. Included in the cost of software license fees is the fixed cost of capitalized software amortization. The principal cause of the increase is the amortization of software acquired from FieldCentrix which was not a part of the Company’s expenses during the same period in 2005. The software licenses gross margin percentage was 40% in the first six months of 2006 compared to 78% in the first six months of 2004. The decrease in gross margin was attributable to both the decrease in license sales and the increase in cost of software license fees.

Cost of services and maintenance increased 40% to $5,303,000 in the first six months of 2006 from $3,779,000 in the first six months of 2005. The increase in cost of service and maintenance is primarily attributed to an increase in headcount from last year to this year, including the addition of FieldCentrix staff. The services and maintenance gross margin percentage was 27% in the first six months of 2006 compared to 42% in the first six months of 2005. The decrease in services and maintenance gross margin was primarily due to decreased utilization of Astea Alliance service professionals, reflecting a large investment in product quality assurance during the first six months of 2006.

Product Development

Product development expense increased 52% to $1,937,000 in the first six months of 2006 from $1,275,000 in the first six months of 2005. The increase results from the Company’s ongoing program of improving product quality, increasing product functionality and the addition of FieldCentrix development activities. The Company excludes the capitalization of software costs in product development. Software development costs of $1,402,000 were capitalized in the first six months of 2006 compared to $389,000 during the same period in 2005. The increase results from development efforts for the next Astea Alliance release and upgrades to FieldCentrix products. Product development as a percentage of revenues was 23% in the first six months of 2006 compared with 14% in the first six months of 2005. The increase in percentage of revenues is the result of the increased investment in improving the quality and functionality of its products by adding more development staff, combined with decreased sales.

Sales and Marketing

Sales and marketing expense decreased 2% to $2,615,000 in the first six months of 2006 from $2,663,000 in the first six months of 2005. The slight decrease in sales and marketing expense is attributable to lower sales commissions paid in the first six months of 2006 due to lower license revenues. As a percentage of revenues, sales and marketing expenses increased slightly to 31% from 29% in the first six months of 2005.

General and Administrative

General and administrative expenses increased 80% to $2,158,000 in the first six months of 2006 from $1,196,000 in the first six months of 2005. The increase in general and administrative expenses is due to $325,000 in administrative costs connected with the operation of FieldCentrix, $200,000 increase in executive compensation, $200,000 associated with the insurance retention in the class action lawsuit, $50,000 in recruiting costs and $75,000 in taxes unrelated to income. As a percentage of revenues, general and administrative expenses increased to 26% from 13% in the first six months of 2005.

Interest Income, Net

Net interest income increased $86,000 to $135,000 from $49,000 in the first six months of 2006. The increase resulted primarily from an increase in the amount of investments as well as higher interest rates paid on the Company’s portfolio of invested funds.

International Operations

Total revenue from the Company’s international operations decreased by $974,000, or 27%, to $2,696,000 in the first six months of 2006 compared to $3,670,000 in the first six months in 2005.  International operations generated a net loss of $637,000 for the first six months ended June 30, 2006 compared to net income of $267,000 in the same period in 2005.

Liquidity and Capital Resources

Net cash used by operating activities was $1,816,000 for the six months ended June 30, 2006 compared to cash provided by operations of $371,000 for the six months ended June 30, 2005. The decrease of $2,187,000 in cash provided by operations was primarily attributable to a larger loss for the first six months of 2006 of $3,834,000 compared to 2005, offset by increases in depreciation and amortization and deferred revenues.

The Company used $1,515,000 for investing activities in the first six months of 2006 compared to using $555,000 in the first six months of 2005. The increase in cash used is primarily attributable to an increase of $1,013,000 in software capitalization, $47,000 in goodwill, partially offset by a reduction of $100,000 in purchases of property and equipment.

The Company generated $19,000 of cash from financing activities during the six months ended June 30, 2006 and $23,000 in 2005. The cash was generated by the exercise of stock options in both 2006 and in 2005.

On May 23, 2006 the Company entered into a secured revolving line of credit with a bank to borrow up to $4.0 million. The line of credit is secured by accounts receivable. Interest is payable monthly based on the prime rate of interest charged by the bank. The Company has not made any loans through June 30, 2006. At June 30, 2006 the total outstanding loan under the line of credit agreement was $0.

At June 30, 2006, the Company had a working capital ratio of 1.11:1, with cash, cash equivalents and restricted cash of $6,307,000. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the next twelve months. The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

Variability of Quarterly Results and Potential Risks Inherent in the Business

The Company’s operations are subject to a number of risks, which are described in more detail in the Company’s prior SEC filings, including in its annual report on Form 10-K for fiscal year ended December 31, 2005. Risks which are peculiar to the Company on a quarterly basis, and which may vary from quarter to quarter, include but are not limited to the following:

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the Company’s financial position due to adverse changes in financial market prices and rates. The Company’s market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. The Company does not hold or issue financial instruments for trading purposes.

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

Foreign Currency Risk. The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are denominated in foreign currency. For the three month period ending June 30, 2006, approximately 32% of the Company’s overall revenue resulted from sales to customers outside the United States. As 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations. The Company does not expect any material loss with respect to foreign currency risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such phrase is defined under Rule 13Aa-15(e) promulgated under the Securities and Exchange Act of 1934, related to our reporting and disclosure obligations as of June 30, 2006, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

Except as noted below, there have been no significant changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal controls over reporting.

Management has concluded that the Company needed to adjust certain internal controls to ensure that accounting for capitalized software development costs was correctly applied pursuant to generally accepted accounting principles. Specifically, the Company had overcapitalized software development costs and restated its financial results in April 2006 for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. Management has determined that this process did not constitute a material weakness in internal controls over financial reporting as of December 30, 2005.

Management has revised the Company’s internal reporting policies and procedures in order to meet the standard of capitalized software development cost under FAS No. 86 by expanding the Company’s internal reporting procedures. By implementing these internal control improvements, management has refined the reporting process for the first quarter of 2006.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, including the risk factor set forth below, you should carefully consider the factors discussed in Part 1, “Item 1A Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company’s business, financial condition or future results. The risks described in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

We are subject to a pending civil litigation action and which, if decided against us or as a result of settlement, could require us to pay substantial judgments, settlements, fines or other penalties, and we cannot predict the timing of developments in this litigation.

The Company is currently subject to pending civil litigation, which may become time consuming, expensive and distracting from the conduct of the Company’s daily business. The Company is unable at this time to estimate what its ultimate liability in this matter may be, and it is possible that it will be required to pay substantial judgments, settlements, fines or other penalties and incur expenses that could have a material adverse effect on the Company’s business, results of operations and/or financial condition, and such effects could be very significant. Although the Company maintains certain insurance coverage, a substantial amount of any such payments may not be covered by insurance. Expenses incurred in connection with these matters (which include substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) could adversely affect the Company’s cash position. The Company recorded a charge during the second quarter 2006 of $200,000 for pending litigation as it relates to the Company’s insurance deductible. The Company has not taken any additional reserves for any potential judgments, settlements, fines or other penalties that may arise from this litigation. The Company cannot predict the timing of developments in respect of this litigation. For additional information related to this litigation, see the “Legal Proceedings” section of this report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of August 2006.

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