Form 10-Q
period 2006-09-30
ASTEA INTERNATIONAL INC
filed 2006-11-09
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          September 30, 2006

or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from _______to_______
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

As of November 7, 2006, 3,591,185 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC.

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS
ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31
	2006 (Unaudited)	2005 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,361,000	$9,484,000
Restricted cash	225,000	225,000
Receivables, net of reserves of $108,000 and $333,000	5,923,000	5,037,000
Prepaid expenses and other	495,000	485,000
Total current assets	11,004,000	15,231,000

Property and equipment, net	518,000	1,038,000
Intangibles, net	1,789,000	1,999,000
Capitalized software, net	3,314,000	2,055,000
Goodwill	1,233,000	1,100,000
Other assets	189,000	189,000
Total assets	$18,047,000	$21,612,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,895,000	$3,976,000
Deferred revenues	5,950,000	5,767,000
Total current liabilities	9,845,000	9,743,000

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 25,000,000 shares authorized, issued 3,591,000 and 3,433,000	36,000	36,000
Additional paid-in capital	27,368,000	27,116,000
Cumulative translation adjustment	(876,000)	(935,000)
Accumulated deficit	(18,118,000)	(14,140,000)
Less: treasury stock at cost, 42,000 and 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	8,202,000	11,869,000
Total liabilities and stockholders’ equity	$18,047,000	$21,612,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 (Restated)	2006	2005 (Restated)

Revenues:
Software license fees	$2,212,000	$4,805,000	$3,334,000	$7,471,000
Services and maintenance	4,266,000	3,444,000	11,548,000	9,906,000
Total revenues	6,478,000	8,249,000	14,882,000	17,377,000
Costs and expenses:
Cost of software license fees	386,000	292,000	1,064,000	875,000
Cost of services and maintenance	2,418,000	2,034,000	7,721,000	5,812,000
Product development	932,000	460,000	2,869,000	1,735,000
Sales and marketing	1,881,000	1,944,000	4,496,000	4,607,000
General and administrative	735,000	771,000	2,893,000	1,967,000
Total costs and expenses	6,352,000	5,501,000	19,043,000	14,996,000

Income (loss) from operations	126,000	2,748,000	(4,161,000)	2,381,000
Interest income, net	48,000	41,000	183,000	90,000
Income (loss) before income taxes	174,000	2,789,000	(3,978,000)	2,471,000
Income tax expense	-	-	-	-
Net income (loss)	$174,000	$2,789,000	$(3,978,000)	$2,471,000

Basic income (loss) per share	$0.05	$0.94	$(1.12)	$0.84

Diluted income (loss) per share	$0.05	$0.90	$(1.12)	$0.80
Shares outstanding used in computing basic income (loss) per share	3,549,000	2,968,000	3,546,000	2,976,000
Shares outstanding used in computing diluted income (loss) per share	3,567,000	3,106,000	3,546,000	3,072,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005 (Restated)
Cash flows from operating activities:
Net (loss) income	$(3,978,000)	$2,471,000
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	1,737,000	1,032,000
Increase in allowance for doubtful accounts	209,000	387,000
Compensation expense FAS 123(R)	233,000	-
Changes in operating assets and liabilities:
Receivables	(955,000)	666,000
Prepaid expenses and other	-	(61,000)
Accounts payable and accrued expenses	(77,000)	810,000
Deferred revenues	191,000	(742,000)
Other assets	2,000	(11,000)
Net cash (used) provided by operating activities	(2,638,000)	4,552,000
Cash flows from investing activities:
Reduction in restricted cash	-	75,000
Purchases of property and equipment	(106,000)	(213,000)
Net cash from acquisition of FieldCentrix	-	616,000
Capitalized software development costs	(2,139,000)	(826,000)
Increase in goodwill	(133,000)	-
Net cash used in investing activities	(2,378,000)	(348,000)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	19,000	34,000
Cash flow from financing activities	19,000	34,000
Effect of exchange rate changes on cash	(126,000)	80,000
Net (decrease) increase in cash and cash equivalents	(5,123,000)	4,318,000
Cash, beginning of period	9,484,000	4,483,000
Cash and cash equivalents balance, end of period	$4,361,000	$8,801,000

See accompanying notes to the consolidated financial statements.

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements at September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in this Form 10-Q and in the Company’s 2005 Annual Report on Form 10-K which are hereby incorporated by reference in this quarterly report on Form 10-Q. Results of operations and cash flows for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

2. STOCKHOLDERS’ EQUITY/COMPREHENSIVE INCOME

The reconciliation of stockholders’ equity and comprehensive loss from December 31, 2005 to September 30, 2006 is summarized as follows:

	Common Stock	Additional Paid-In Capital	Cumulative Currency Translation Adjustment	Accumulated Deficit	Treasury Stock	Comprehensive Income (loss)
Balance at December 31, 2005	$36,000	$27,116,000	$(935,000)	$(14,140,000)	$(208,000)	$-
Exercise of stock options		19,000	-	-	-	-
Compensation Costs FAS123(R)		233,000
Cumulative translation adjustment	-	-	59,000	-	-	59,000
Net (loss) for the period	-	-	-	(3,978,000)	-	(3,978,000)
Balance at September 30, 2006	$36,000	$27,368,000	$(876,000)	$(18,118,000)	$(208,000)	$(3,919,000)

3.  INCOME TAX EXPENSE

At September 30, 2006, the Company maintains a 100% valuation allowance for its remaining net deferred tax assets based on the uncertainty of the realization of future taxable income.

4.  STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123(R) using the modified prospective transition method. Under this method, compensation costs recognized in the first nine months of 2006 include (a) compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date value estimated in accordance with the original provisions of FAS (123) and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). Results for prior periods have not been restated.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term. The fair value of each option is amortized on a straight-line basis over the option’s vesting period. The fair value of each option is estimated on the date of the grant using the Black-Scholes option valuation model and the following weighed average assumptions for the nine months ending September 30, 2006.

Nine Months Ended
September 30, 2006
Weighted-average fair value	$6.96
Risk-free interest rate	4.95%
Expected life (in years)	6
Volatility	116%
Expected dividends	-

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

The following table illustrates the effect on the net income and earnings per share if the Company had applied the fair value recognition provisions for FAS 123 to options granted under the Company’s stock option plain in all periods presented.

	Three Months Ended	Nine Months Ended
	September 30, 2005 (as Restated)	September 30, 2005 (as Restated)

Net income - as reported	$2,789,000	$2,471,000
Add: Stock-based compensation included in net income as reported, net or related tax effects	-	-
Deduct stock-based compensation determined under fair value based methods for all awards, net of related tax effects	(132,000)	(248,000)

Net income - pro forma	$2,657,000	$2,223,000

Basic income per share - as reported	$0.94	$0.84
Diluted income per share as Reported	$0.90	$0.80
Basic income per share - pro forma	$0.90	$0.75
Diluted income per share pro Forma	$0.86	$0.72

For purposes of this proforma disclosure, the fair value of each option is amortized on a straight-line basis over the option’s vesting period. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions for the quarter ending September 30, 2005:

Nine Months Ended
September 30, 2005
Weighted-average fair value	$6.43
Risk-free interest rate	4.32%
Expected life (in years)	6
Volatility	118%
Expected Dividends	-

As of September 30, 2006, the total unrecognized compensation cost related to non-vested options granted amounted to $862,000, which is expected to be recognized over the options’ remaining vesting period which could be as long as four years. No income tax benefit was realized by the Company in the nine months ended September 30, 2006 as the Company reported an operating loss.

Activity under the Company’s stock option plan is as follows:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Price per Share
Balance at December 31, 2005	35,822	291,664	$7.04
Options authorized	350,000		-
Options granted	(160,000)	160,000	$8.14
Options exercised	-	(6,000)	$3.23
Options cancelled:
Options forfeited	98,200	(100,200)	$7.26
Options expired	(800)	-	-
Balance at September 30, 2006	323,222	345,464	$7.12

During the second quarter of 2006, the shareholders of the Company approved the 2006 Stock Option Plan in order to fulfill the Company’s needs of attracting new managerial and technical talent and retaining existing talent. The 2006 plan authorizes the issuance of a maximum of 350,000 shares of Common Stock of the Company.

During the three month period ended September 30, 2006 no options were exercised.

The following table summarizes outstanding options that are vested and expected to vest and options under the Company’s stock option plans as of September 30, 2006.

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options (vested and expected to vest)	345,464	$7.12	7.15	$1,894,617

Options Exercisable	111,041	$6.79	8.10	$563,951

5. LINE OF CREDIT

On May 26, 2006 the Company entered into a secured revolving line of credit (Line) agreement with a bank. Maximum available borrowings under the Line represent the lesser of 80% of the Borrowing Base, which is defined as Eligible Accounts Receivables, or $4.0 million. Amounts outstanding on the line of credit were zero on September 30, 2006.

The Line bears interest at the Line Interest Rate, as defined by the agreement. The Line provides for payment of a quarterly commitment fee of .25% per annum on the unused portion of the maximum commitment, which can be as high as $2,500.

Borrowings under the Line are collateralized by all the Company’s assets.

6.   MAJOR CUSTOMERS

In the third quarter of 2006, there was one major customer that accounted for 10% of total revenues. In the third quarter of 2005, the Company had one customer that accounted for 55% of its total revenue. For the first nine months of 2006 no customer accounted for 10% or more of total revenues and for the first nine months of 2005, there were two customers that accounted for 27% and 12% of total revenues.

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

As a leading provider of service management solution, Astea has been helping companies across the globe achieve the highest level of customer satisfaction with faster response time and proactive communication. The result is a consistent and highly personalized experience at every touch point. Currently, Astea markets and sells Astea Alliance service management suite, FX Enterprise, FX Mobile and FX Service Center. Astea Alliance synchronizes and optimizes critical business processes for contact center, field service, depot repair, logistics, professional service and sales and marketing. The application suite is extended with portal, business intelligence, dynamic scheduling and mobile solutions. FX Enterprise, FX Mobile and FX Service Center are designed to help companies better manage their mobile workforce in the field.

Marketing and sales of licenses, services and maintenance related to the Company’s legacy system DISPATCH-1® products are limited to existing DISPATCH-1 customers.

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

Capitalized Software Research and Development Costs

The Company does account for its internal software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The Company capitalizes software development costs subsequent to the establishment of technological feasibility through the products availability for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Development costs associated with product enhancements that extend the original product’s life or significantly improve the original products marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (usually two years), beginning with the initial release to customers. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of September 30, 2006, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

Goodwill

On September 30, 2005, the Company acquired the assets and certain liabilities of FieldCentrix, Inc. through its wholly-owned subsidiary, FC Acquisition Corp. Included in the allocation of the purchase price was goodwill valued at $1,100,000 at December 31, 2005. The Company tests goodwill for impairment annually during the first quarter of each fiscal year at the reporting unit level using a fair value approach, in accordance with the provision SFAS No. 142, Goodwill and Other Intangible Assets. If an event occurs or circumstances change that would be more likely than not to reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

The purchase price agreement to acquire the assets of FieldCentrix includes earnout provisions to pay the sellers a percentage of certain future license sales and professional service revenue through June 30, 2007. Accordingly, future amounts paid under the earnout provisions will be added to goodwill when such sales occur. In the nine months ended September 30, 2006, goodwill was increased $133,000 to $1,233,000 due to the adjustment on contingent payments due to the sellers of the assets of FieldCentrix, Inc.

Results of Operations

Comparison of Three Months Ended September 30, 2006 and 2005

Revenues

Revenues decreased $1,771,000, or 21%, to $6,478,000 for the three months ended September 30, 2006 from $8,249,000 for the three months ended September 30, 2005. Software license fee revenues decreased $2,593,000 or 54%, from the same period last year. Services and maintenance fees for the three months ended September 30, 2006 increased 24 % to $4,266,000, from $3,444,000 from the same quarter in 2005.

The Company’s international operations contributed $1,258,000 of revenues in the third quarter of 2006, which was a 78% decrease from revenues generated during the third quarter of 2005. The Company’s revenues from international operations amounted to 19% of the total revenue for the third quarter in 2006 compared to 68% of total revenues for the same quarter in 2005.

Software license fee revenues decreased 54% to $2,212,000 in the third quarter of 2006 from $4,805,000 in the third quarter of 2005. Astea Alliance license revenues decreased $3,325,000 or 69%, to $1,480,000 in the third quarter of 2006 from $4,804,000 in the third quarter of 2005. The decrease is attributable to one major sale to a customer in 2005 that accounted for 55% of total revenue in the third quarter of 2005. The Company sold $733,000 of software licenses from its recently acquired FieldCentrix subsidiary compared to $0 in the same period last year.

Services and maintenance revenues increased to $4,266,000 in the third quarter of 2006 from $3,444,000 in the third quarter of 2005. The Astea Alliance service and maintenance revenues increased by $334,000 or 11% compared to the third quarter of 2005. This increase was partially offset by an $85,000 decrease in DISPATCH-1 service and maintenance revenues, which resulted from an expected decrease in demand. Additionally, FieldCentrix contributed $687,000 in services and maintenance revenue during the third quarter of 2006, compared to $113,000 the same quarter of last year after the Company acquired the business on September 21, 2005.

Costs of Revenues

Cost of software license fees increased 32% to $386,000 in the third quarter of 2006 from $292,000 in the third quarter of 2005. Included in the cost of software license fees is the fixed cost of capitalized software amortization. The principle cause of the increase is the amortization of software acquired from FieldCentrix which was not a part of the Company’s expense during the same period of 2005 and certain third party software costs associated with license sales this quarter. The gross margin on software license sales was 83% in the third quarter of 2006 compared to 94% in the third quarter of 2005. The decline in gross margin was attributable to both a decrease in license revenue from the same period in 2005 and an increase in the cost of software licenses sold.

Cost of services and maintenance increased 19% to $2,418,000 in the third quarter of 2006 from $2,034,000 in the third quarter of 2005. The increase in cost of service and maintenance is primarily attributed to an increase in professional services staff from last year to this year plus the addition of the FieldCentrix professional services staff and the recruiting costs associated with those hires. The services and maintenance gross margin percentage was 43% in the third quarter of 2006 compared to 41% in the third quarter of 2005. The slight increase in services and maintenance gross margin was primarily due to the increase in maintenance revenue, which generally has higher profit margins.

Product Development

Product development expense increased 103% to $932,000 in the third quarter of 2006 from $460,000 in the third quarter of 2005. The increase results from the Company’s ongoing program of improving product quality and the expansion of the development staff, principally through the addition of FieldCentrix development activities. The Company excludes capitalized software development costs from product development expense. Software development costs of $737,000 were capitalized in the third quarter of 2006 compared to $437,000 during the same period in 2005. Gross development expense before capitalization was $1,669,000 and $897,000 for the quarters ending September 30, 2006 and 2005, respectfully. The increase results from development efforts for both the next Astea Alliance release and development of FieldCentrix products. Product development expense as a percentage of revenues was 14% in the third quarter of 2006 compared to 6% in the third quarter of 2005.

Sales and Marketing

Sales and marketing expense decreased 3% to $1,881,000 in the third quarter of 2006 from $1, 944,000 in the third quarter of 2005. The decrease in sales and marketing expense is attributable to a reduction in headcount in sales staffing costs, as well as lower commission expenses related to the decrease of license sales from the same period in 2005. As a percentage of revenues, sales and marketing expenses increased to 29% in 2006 from 24% in the third quarter of 2005.

General and Administrative

General and administrative expenses decreased 5% to $735,000 during the third quarter of 2006 from $771,000 in the third quarter of 2005. The decrease in general and administrative expenses is due to a decrease in the Company’s bad debt expense. In addition, the Company incurred indirect operating costs in connection to the FieldCentrix acquisition during the third quarter of 2005, primarily professional fees and travel. As a percentage of revenue, general and administrative expenses increased to 11% in the third quarter of 2006 from 9% in the third quarter of 2005.

Interest Income, Net

Net interest income increased $7,000 to $48,000 in the third quarter of 2006 from $41,000 in the third quarter of 2005. The increase in interest income is generally attributable to an increase in the level of investments as well as higher interest rates earned on the Company’s portfolio of invested funds.

International Operations

Total revenue from the Company’s international operations decreased during the third quarter of 2006 to $1,259,000 compared to $5,640,000 for the third quarter of 2005. The decrease in revenue from international operations was primarily attributable to a very large sale that occurred in 2005 that accounted for 55% of the Company’s total revenues and was not repeated in 2006. International operations generated a net loss of $135,000 for the third quarter ended September 30, 2006 compared to net income of $2,022,000 in the same quarter in 2005.

Comparison of Nine Months Ended September 30, 2006 and 2005

Revenues

Revenues decreased $2,495,000, or 14%, to $14,882,000 for the nine months ended September 30, 2006 from $17,377,000 for the nine months ended September 30, 2005. Software license fee revenues decreased $4,137,000, or 55%, from the same period last year. Services and maintenance fees for the nine months ended September 30, 2006 amounted to $11,548,000, a 17% increase from the same quarter in 2005.

The Company’s international operations contributed $3,954,000 of revenues in the first nine months of 2006 compared to $9,108,000 in the first nine months of 2005. This represents a 57% decrease from the same period last year. The decrease in revenues is due to the decrease in sales from the Company’s foreign operations, primarily in Europe which accounted for one significant sale that represented 52% of the Company’s revenue.

Software license fee revenues decreased 55% to $3,334,000 in the first nine months of 2006 from $7,471,000 in the first nine months of 2005. The decrease is primarily attributable to lower license sales during the first nine months of 2006 including one significant sale that represented 52% of revenue during the first nine months of 2005. Astea Alliance license revenues decreased $5,145,000 or 69% in the first nine months of 2006 from $7,455,000 in the first nine months of 2005. Partially offsetting the decline were $1,027,000 of software licenses from the Company’s newly acquired subsidiary, FieldCentrix. There were no DISPATCH-1 license revenue during the first nine months of 2006 compared to $16,000 for the same period in 2005.

Services and maintenance revenues increased 17% to $11,548,000 in the first nine months of 2006 from $9,906,000 in the first nine months of 2005. The increase primarily relates to service and maintenance revenues of $2,123,000 from FieldCentrix which was acquired on September 21, 2005, compared to $113,000 in 2005. Slightly offsetting this increase were declines of $326,000 in DISPATCH-1 service and maintenance and $44,000 in Astea Alliance service and maintenance.

Costs of Revenues

Cost of software license fees increased 22% to $1,064,000 in the first nine months of 2006 from $875,000 in the first nine months of 2005. Included in the cost of software license fees is the fixed cost of capitalized software amortization. The principal cause of the increase is the amortization of software acquired from FieldCentrix which was not a part of the Company’s expenses during the same period in 2005 and third party license costs included in certain licenses sold in 2006. The software license gross margin percentage was 68% in the first nine months of 2006 compared to 88% during the same period in 2005. The decrease in gross margin was attributable to both the decrease in license sales and the increase in the cost of software license fees.

Cost of services and maintenance increased 33% to $7,721,000 in the first nine months of 2006 from $5,812,000 in the first nine months of 2005. The increase in cost of service and maintenance is primarily attributed to an increase in headcount from last year to this year, including the addition of FieldCentrix staff. The services and maintenance gross margin percentage was 33% in the first nine months of 2006 compared to 41% in the first nine months of 2005. The decline in gross margin from professional services and maintenance is principally due to lower utilization of the professional staff, resulting from a large investment in product quality assurance activities during the first nine months of 2006.

Product Development

Product development expense increased 65% to $2,869,000 in the first nine months of 2006 from $1,735,000 in the first nine months of 2005. The increase results from the Company’s ongoing program of improving product quality, increasing product functionality and the addition of FieldCentrix development activities. The Company excludes capitalized software costs from product development expense. Software development costs of $2,139,000 were capitalized in the first nine months of 2006 compared to $826,000 during the same period in 2005. The increase results from development efforts for the next Astea Alliance release and upgrades to FieldCentrix products. Product development as a percentage of revenues was 19% in the first nine months of 2006 compared with 10% in the first nine months of 2005. Gross product development expenses were $5,008,000 in the first nine months of 2006, compared to $2,561,000 of gross development expense in 2005. The increase in cost is due to the continued effort of the Company to improve the quality and functionality of its product, which required adding more development staff. Additionally, the Fieldcentrix acquisition increased the Company’s development staff and costs.

Sales and Marketing

Sales and marketing expense decreased 2% to $4,496,000 in the first nine months of 2006 from $4,607,000 in the first nine months of 2005. The decrease in sales and marketing costs is attributable to lower sales commissions paid in the first nine months of 2006 due to lower license revenues. As a percentage of revenues, sales and marketing expenses increased slightly to 30% from 27% from the first nine months of 2005.

General and Administrative

General and administrative expenses increased 47% to $2,893,000 in the first nine months of 2006 from $1,967,000 in the first nine months of 2005. The increase in general and administrative expenses is attributable to $457,000 in administrative costs connected with the operation of FieldCentrix, $200,000 associated with the insurance retention of the class action lawsuit, $115,000 increase in executive compensation, $50,000 in outside consulting and $63,000 in taxes unrelated to income. As a percentage of revenues, general and administrative expenses increased to 19% from 11% in the first nine months of 2005.

Interest Income, Net

Net interest income increased $93,000 from $90,000 in the first nine months of 2005 to $183,000 in the first nine months of 2006. The increase resulted primarily from an increase in the amount of investments as well as higher interest rates paid on the Company’s portfolio of invested funds.

International Operations

Total revenue from the Company’s international operations decreased by $5,154,000, or 57%, to $3,954,000 in the first nine months of 2006 from $9,108,000 in the first nine months in 2005.  International operations generated a net loss of $772,000 for the first nine months ended September 30, 2006 compared to income of $2,288,000 in the same period in 2005. The principal cause of the decline in revenue and income was one large license sale in 2005 that accounted for 52% of the Company’s license revenue.

Liquidity and Capital Resources

Net cash used in operating activities was $2,638,000 for the nine months ended September 30, 2006 compared to net cash provided by operating activities of $4,552,000 for the nine months ended September 30, 2005, a change of $7,190,000. The largest component accounting for the change in cash used was a $6,449,000 change from net income of $2,471,000 earned during the first nine months of 2005 compared to a loss of $3,978,000 in the first nine months of 2006. In addition, accounts receivable increased by $955,000 in 2006 compared to a decrease of $666,000 in 2005. Accounts payable decreased by $77,000 in 2006 compared to an increase of $810,000 in 2005. Partially offsetting the use of cash is an increase of $705,000 in depreciation and amortization in 2006, resulting primarily from the additional depreciable assets acquired from FieldCentrix, $234,000 in non-cash compensation expense related to accounting for the cost of stock options and an increase of $191,000 in deferred revenues compared to a decrease of $742,000 in 2005.

The Company used $2,378,000 for investing activities in the first nine months of 2006 compared to using $348,000 in the first nine months of 2005. The principal reason for the increase is $1,313,000 of increased capitalized software development costs, $133,000 in additional goodwill resulting from contingent payments associated with the acquisition of FieldCentrix as well as $661,000 of cash received last year as part of the FieldCentrix acquisition.

The Company generated $19,000 of cash from financing activities during the nine months ended September 30, 2006 compared to $34,000 for the same period in 2005 both resulting in the exercise of stock options during the respective periods.

At September 30, 2006, the Company had a working capital ratio of 1.12:1, with cash, cash equivalents and restricted cash of $4,586,000. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the next twelve months. The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relate primarily to the Company’s investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2006, the Company’s investments consisted of U.S. government commercial paper. The Company does not expect any material loss with respect to its investment portfolio. In addition, the Company does not believe that a 10% change in interest rates would have a significant effect on its interest income.

Foreign Currency Risk. The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are denominated in foreign currency. For the three month period ending September 30, 2006, approximately 19% of the Company’s overall revenue resulted from sales to customers outside the United States. A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations. The Company does not expect any material loss with respect to foreign currency risk.

Item 4.     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such phrase is defined under Rule 13Aa-15(e) promulgated under the Securities and Exchange Act of 1934, related to our reporting and disclosure obligations as of September 30, 2006, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

Except as noted below, there have been no significant changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal controls over reporting.

Management has concluded that the Company needed to adjust certain internal controls to ensure that accounting for capitalized software development costs was correctly applied pursuant to generally accepted accounting principles. Specifically, the Company had overcapitalized software development costs and restated its financial results in April 2006 for quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. Management has determined that this process did not constitute a material weakness in internal controls over financial reporting as of December 31, 2005.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Purported Shareholder Class Action and Derivative Lawsuit

On and shortly after April 6, 2006, certain purported shareholder class action and derivative lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors and officers.  The lawsuits, alleging that the Company and certain of its officers and directors violated federal securities laws and state laws, relate to the company’s March 31, 2006 announcement of the accounting restatement for overcapitalized software development costs during the first two quarters of 2005 and undercapitalized software development costs during the third quarter of 2005.  Pursuant to a Stipulation and Order of the Court entered July 12, 2006, the putative class actions were consolidated, certain persons were appointed as lead plaintiffs, and a consolidated amended complaint was filed on September 11, 2006.  The defendants filed a motion to dismiss the consolidated amended complaint on October 26, 2006, and the Court will decide this motion once briefing has been completed.  On September 14, 2006, the Court consolidated the putative derivative actions, appointed certain persons to serve as co-lead plaintiffs, and ordered co-lead plaintiffs to file a consolidated amended derivative complaint within thirty (30) days after a decision is rendered on defendants’ motion to dismiss the consolidated class action.

The Company believes these lawsuits are without merit and intends to defend them vigorously

Item 1A.     Risk Factors

In addition to the other information set forth in this report, including the risk factors set forth below, you should carefully consider the factors discussed in Part 1, “Item 1A Risk Factors” in the Company’s Annual Report on Form 10-k for the year ended December 31, 2005, which could materially affect the Company’s business, financial condition or future results. The risks described in this report and in the Company’s Annual Report on Form 10-k for the year ended December 31, 2005 are not the only risks facing the Company. Additional risks and uncertainties no currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

(B) Reports on Form 8-K

On August 11, 2006, the Company filed a report on Form 8-K with respect to the press release issued as of that date reporting the results for the six months ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 9th day of November 2006.

ASTEA INTERNATIONAL INC.

By:	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/Fredric Etskovitz
Fredric Etskovitz
Chief Financial Officer
(Principal Financial and Chief
Accounting Officer)

Exhibit Descriptions

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