Form 10-K
period 2006-12-31
ASTEA INTERNATIONAL INC
filed 2007-04-02
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For The Fiscal Year Ended: December 31, 2005
or

[   ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For the transition period from __________  to __________

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.01 par value

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes __ No  X

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes __ No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange act.

Large Accelerated filer __   Accelerated Filer __  Non-accelerated filer X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 if the Exchange Act.) Yes__ No X

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2006 (based on the closing price of $9.10 as quoted by Nasdaq Capital Market as of such date) was approximately $19,936,744.

As of March 15, 2007, 3,591,185 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.  Business.

General

Astea International Inc. and subsidiaries (collectively “Astea” or the “Company”) develops, markets and supports service management software solutions, which are licensed to companies that sell and service equipment, and/or sell and deliver professional services. Companies invest in Astea’s software and services to automate enterprise business processes for purposes of revenue enhancement, cost containment, operational efficiency improvement, and expansion of management’s awareness of operational performance through analytical reporting. Customers’ return on investment from implementing Astea’s solutions is achieved through more efficient management of information, people and cash flows, thereby increasing competitive advantages and customer satisfaction as well as top-line revenue and profitability.

Astea solutions are used in industries such as information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management, telecommunications and other industries with equipment sales and service requirements. Astea’s strong focus on enterprise solutions for organizations that sell and deliver services is a unique industry differentiator that draws upon the Company’s extensive industry experience and core expertise.

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

The Company’s sales and marketing efforts are primarily focused on new software licensing and support services for its latest generation of Astea Alliance and FieldCentrix products. Marketing and sales of licenses and services related to the Company’s legacy system DISPATCH-1® products are limited to existing DISPATCH-1 customers.

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

FieldCentrix has a very strong mobility solution in the market today. Mobility is one area in which Astea looks to further enhance and build out its current mobility offering based upon customer needs. The acquisition of FieldCentrix gave Astea immediate mobility domain expertise which further strengthens its Service Lifecycle Management Solution Suite. Astea and FieldCentrix are combining the expertise of the two organizations to break new ground in providing solutions that continue to deliver exceptional value for organizations. Together, Astea and FieldCentrix are taking a major step forward in revolutionizing Service Lifecycle Management - and continuing their mission to make organizations and their customers successful.

A major benefit to Astea’s customers is the ability to now offer stronger mobility solutions that are tightly integrated into Astea Alliance. FieldCentrix customers now have access to a larger sales, support, service, and product development team. Astea has retained the FieldCentrix employees and their offices in Irvine, CA. As a result, Astea offers an even more comprehensive product portfolio that translates into immediate benefits for organizations. They can also bring innovative products to the market in a shorter time period to further optimize service organizations.

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

In February 2007, the latest software version, Astea Alliance, 8.0 was released. This version will deliver extensive enhancements and new features to empower service-centric organizations to achieve a new level of service excellence. Built on Microsoft .NET 2.0 platform and offering more than 200 web services for ease of integration and accelerated development, Astea Alliance 8.0 is one of the most open and non-proprietary solutions available on the market today. It builds on the prior version, Astea Alliance 6.8, which was designed and built with new system architecture for Web-based deployment using the Microsoft.NET development architecture. Prior to this, products were engineered for Windows client/server technology and marketed as AllianceEnterprise. AllianceEnterprise products included re-engineered and enhanced versions of service modules that were initially introduced as ServiceAlliance® in 1997, and a re-engineered and enhanced version of the Company’s sales force automation product that was initially introduced as SalesAlliance in 1999.

ServiceAlliance and SalesAlliance, the earliest versions of Astea Alliance solutions, were the Company’s initial new technology offerings following a long and highly successful history with its DISPATCH-1 legacy system solutions. Astea Alliance solutions have been licensed to over 244 customers worldwide. Market acceptance of Astea Alliance by global and regional companies has continually increased since 2002 and the Company has aggressively pursued opportunities for larger system implementations with mid-size to large enterprises on a worldwide basis.

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
Alliance Laptop for Service
Alliance Mobile
Alliance 2-way Paging

Astea Alliance Extended Portals:
Customer Self-Service
Remote Technician

Astea Alliance Reporting and Business Intelligence:
Alliance Reporting
Alliance Business Intelligence

Astea Alliance Tools:
Alliance BizTalk Connector
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

Alliance Logistics

The Alliance Logistics core application is divided into 3 functional portals. These are Supply Chain, Inventory Management and Reverse Supply Chain, reflecting the diversity of needs in this area. Seamlessly integrated with sales and service applications, Alliance Logistics enables equipment service organizations to control inventory costs, manage assets and implement proactive service management strategies. Automated calculation of stock profiles based on usage eliminates overstocking and dramatically reduces costs associated with storing, depreciating, and insuring inventory. The application supports parts and tools management for effective field service delivery and SLA compliance. Improved cost management improves cash flow by streamlining and shortening the cycles from inventory to usage to billing. Lower logistics costs open opportunities to recognize higher margins on products and services. Key areas to apply Alliance Logistics include asset management, field service parts/tools management, demand fulfilment, and sales fulfilment.

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

Alliance Order Processing

The Alliance Order Processing module provides straightforward functionality for the management of quotations and order fulfillment. Quotations can be created for the sale of products and the provision of field services. Integration with the Approvals process and the Logistics and Field Service modules ensure good management control and sustainable promises for delivery. This application is ideally suited to the sale of “consumable products” in association with the provision of equipment-based services, but can be equally applied to the supply of finished products resulting from up-sell and cross-sell opportunities.

Alliance Professional Services

Alliance Professional Services supports management of knowledge workers, such as those deployed by professional services organizations and internal service departments of large organizations. Functionality focuses on planning, deploying and billing service engagements that can extend for days, weeks, months and years. Applications improve resource planning and allocation, workflow management, consultant time and expense reporting, subcontractor and vendor invoice processing, customer billing, and visibility of service engagements. Integration with other Astea Alliance modules delivers an end-to-end solution to market, sell, manage and bill professional services. Capabilities to share sales, service, project, and post-project field service data across the enterprise enable professional services organizations to operate with less overhead, improved cash flow, higher profitability, and more competitive bidding.

Alliance Sales

Alliance Sales consolidates and streamlines the sales processes of an enterprise, from quote generation through order processing, at all points of customer contact including field sales, inside sales, contact center sales and field service sales. Lead-to-close sales process capabilities include integration with Astea Alliance marketing, customer support and field service applications, leveraging all enterprise knowledge pools to increase sales opportunities, margins and close rates. Consolidated views of sales and service data also provide a clearer understanding of enterprise operations to drive strategic business decisions. Sales force automation application automates business rules and practices such as enterprise-defined sales methodologies, sales pipeline management, territory management, contact and opportunity management, forecasting, collaborative team selling and literature fulfillment. The same functionality is delivered to mobile resources via the notebook application - with full two-way data synchronization with the central database, via wired and wireless networks. Other applications prompt customer support and service staff to up-sell and cross-sell during contact with customers.

Alliance Dynamic Scheduling Engine (DSE)

Alliance DSE is the new generation of field service scheduling solutions for a new era of service management. It is a proven and robust, real-time scheduling solution designed to optimize and balance the complex tradeoffs between service cost and level of service. It addresses the specific challenges of the user field service scheduling, while simultaneously increasing efficiency, accuracy and profitability to help you sustain a competitive advantage in today’s volatile environment. Astea has taken a scheduling engine that was developed to handle mission critical environments such as emergency response, where a response time determined life or death, and embedded it into its core product. Astea DSE provides for maximum flexibility that enables companies to proactively drive, manage and monitor their technicians through demand forecasting, workforce profiling, and operational optimization. Powered by the latest Microsoft .NET technology, Astea’s DSE enhances productivity, improves business processes and maximizes return on investment.

Astea Alliance Mobile Applications

Astea provides a family of mobility applications for use away from the base office. The applications enable customers to match mobile access to field sales and service needs. Untethered wireless applications with synchronized client databases are provided for notebooks and Pocket PC handheld devices. Direct-connect, real-time wireless text messaging is provided for two-way pagers and capable mobile smart phones. The mobile connectivity integrates field sales and service activity with automated front-office processes and eliminates the time, costs, procedural delays and errors of paper reporting. Benefits include reduced field administration costs; electronic data sharing among field and in-house personnel; improved speed, accuracy, content and compliance of field reporting; faster sales order processing and customer service invoicing; and other operational efficiencies.

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

Astea Alliance Reporting and Business Intelligence (BI)

For proactive service management, Alliance BI provides highly visual, real-time analysis of business performance, focusing on Key Performance Indicators - a tool that facilitates businesses’ understanding customer behavior. Alliance BI enables the viewing of information for the entire enterprise, increasing revenues and identifying new business opportunities. Alliance BI has been designed to ensure that users of all kinds have immediate access to crucial information whenever it's needed. In the boardroom, at agent level, or even for customers, this tool effortlessly allows the viewing of performance data such as performance against service level agreements, contract profitability, product failure rate, repair turn around times, customer satisfaction and engineer efficiency. Reports allow businesses to see how many orders have met their contractual service ETA and how many failed, which helps organizations better understand customer satisfaction. Workloads show the available working hours at a specific location in contrast to the demand for workforce planning and optimization.

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

FX Service Center

FX Service Center is an Internet-based service management and dispatch solution that gives organizations unprecedented command over their field service operation and helps them effectively manage call taking, entitlement verification, field personnel scheduling and dispatching, customer service, work orders, timesheets, service agreements, inventory and equipment tracking, pre-invoicing, and reporting. The software is extremely intuitive, giving organizations graphical picture views of the scheduling board, work order lists, field service worker and site locations, and more. Real-time drag-and-drop scheduling and re-scheduling take just a few mouse clicks, and pre-scheduling preventive maintenance calls are simple as well. FX Service Center makes completed work order and timesheet information instantly available for export to an organization’s accounting, ERP, or CRM system. Or, they can integrate FX Service Center with an organization’s accounting, ERP or CRM system for seamless information flow.

FX Mobile

FX Mobile is a revolutionary workflow software product that uses innovative wireless communications technology with handheld computers, laptops, and PDA’s to automate field service processes and help field service personnel do their jobs better and faster. With FieldCentrix’s smart mobile client technology, field service workers are able to complete their work, uninterrupted, regardless of wireless coverage. Along with FX Service Center, FX Mobile eliminates the manual inefficiencies and paperwork that can overwhelm service technicians and an organizations business. With FX Mobile, service technicians receive work orders electronically on their mobile devices. It then guides them, screen by screen, through the job - prompting them to perform standard tasks, take notes, and even record future recommended repairs or activities. With FX Mobile, field service personnel can now spend their time in the field, better serving customers, generating new business, and increasing organizations bottom line. FX Mobile is an international offering that supports various languages, as well as currencies, measurement systems and time zones.

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

Astea Client Services

Professional Services:

Astea’s typical professional services engagement does not include significant customizations, but rather includes planning, prototyping and implementation of Astea’s products within the client’s organization.

During the initial planning phase of the engagement, Astea’s professional services personnel work closely with representatives of the customer to prepare a detailed project plan that includes a timetable, resource requirements, milestones, in-house training programs, onsite business process training and demonstrations of Astea’s product capabilities within the customer’s organization.

The next phase of the Astea professional services engagement is the prototyping phase, in which Astea works closely with representatives of the customer to configure Astea’s software solutions to the customer’s specific business process requirements.

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

Data verification and feedback services can be provided for initial data verification analysis. These efforts are conducted to determine the present state of information as far as type, conversions, data manipulation, location, frequency, method of interface (initial load, ongoing load, data export or data import,) and data integrity. Findings are documented and shared with the project team.

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

Customer Support

Astea’s customer support organization provides customers with telephone and online technical support, as well as product enhancements, updates and new software releases. The company can provide 24X7 “follow-the-sun” support through its global support network. Local representatives support all regions of Astea’s worldwide operations. Astea personnel or a distributor’s personnel familiar with local business customs and practices provide support in real-time and usually spoken in native languages. Typically, customer support fees are established as a fixed percentage of license fees and are invoiced to customers on an annual basis. Astea’s customer support representatives are located in the United States, Europe, Israel and Australia. In addition, Astea provides customer support 24X7 with its self-service portal. The maintenance offering provides customers with support and help desk services, as well as software service packs and release upgrades for the modules they have purchased.

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

Customers

The Company estimates that it has sold licenses to approximately 600 customers ranging from small, rapidly growing companies to large, multinational corporations with geographically dispersed operations and remote offices. More than 244 licenses (including 2006 sales) have been sold for Astea Alliance and the remainder for DISPATCH-1 software and the FieldCentrix software. The broad applicability of the Company’s products is demonstrated by the wide range of companies across many markets and industries that use one or more of Astea’s products, including customers in information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management, telecommunications, and other industries with equipment sales and service requirements. In 2006 no customer represented more than 10% of total revenues. In 2005, one customer, EDS, represented 24% of revenues. In 2004, Carrier Corporation accounted for 16% of the Company’s revenues.

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

Astea’s corporate marketing department is responsible for product marketing, lead generation and marketing communications, including the Company’s corporate website, dialogue with high tech industry analysts, trade conferences, advertising, e-marketing, on-line and traditional seminars, direct mail, product collateral and public relations. Based on feedback from customers, analysts, business partners and market data, the marketing department provides input and direction for the Company’s ongoing product development efforts and opportunities for professional services. Leads developed from the variety of marketing communications vehicles are routed through the Company’s Astea Alliance sales and marketing automation system. The Company also participates in an annual conference for users of Astea Alliance and FieldCentrix products. Conference participants attend training sessions, workshops and presentations, and interact with other Astea product users, Astea management and staff, and technology partners, providing important input for future product direction.

Astea’s international sales accounted for 27% of the Company’s revenues in 2006, 48% of the Company’s revenues in 2005 and 37% in 2004. See “Certain Factors that May Affect Future Results—Risks Associated with International Sales.”

Product Development

Astea’s product development strategy is to provide products that perform with exceptional depth and breadth of functionality and are easy to implement, use and maintain. Products are designed to be flexible, modular and scalable, so that they can be implemented incrementally in phases and expanded to satisfy the evolving information requirements of Astea’s clients and their customers. Each product is also designed to utilize n-tier, distributed, thin-client and Web environments that can be powered by multiple hardware platforms and operating systems. To accomplish these goals, the Company uses widely accepted commercially available application development tools from Microsoft Corporation for Astea Alliance and FieldCentrix. These software tools provide the Company’s customers with the flexibility to deploy Astea’s products across a variety of hardware platforms, operating systems and relational database management systems. The latest Astea Alliance products are currently being engineered for existing and emerging Microsoft technologies such as COM+, Microsoft ComPlus Transactions, Microsoft Message Queuing (MSMQ), Internet Information Server (IIS) and Microsoft.NET Enterprise Servers including Windows 2000 and 2003 Servers, SQL Server and BizTalk Server.

In addition to product development that is conducted at Company facilities in the United States and Israel, Astea participates in partnerships with complementary technology companies to reduce time-to-market with new product capabilities and continually increase its value proposition to customers.

The Company’s total expense for product development for the years ended December 31, 2006, 2005 and 2004, was $3,842,000, $2,461,000 and $1,431,000 respectively. These expenses amounted to 19%, 11% and 8% of total revenues for 2006, 2005, and 2004, respectively. The Company capitalized software development costs of $2,821,000, $1,555,000 and $1,380,000 in 2006, 2005 and 2004, respectively. The significant increase in software costs capitalized in 2006 results from the focus on completing version 8.0 of Astea Alliance, which continued throughout the year. In addition, there were two new projects developed at FieldCentrix, version 4.1 and the integration of FX Mobility with Astea Alliance. The Company anticipates that it will continue to allocate substantial resources to its development effort for the upgrade of its suite of products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Certain Factors that May Affect Future Results—Need for Development of New Products.”

Manufacturing

The Company’s software products are distributed on CD ROMs and electronically via FTP (file transfer protocol). Included with the software products are security keys (a software piracy protection) and documentation available on CD ROM and hard copy. Historically, the Company has purchased media and duplicating and printing services for its product packaging from outside vendors.

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

Licenses and Intellectual Property

Astea considers its software proprietary and licenses its products to its customers under written license agreements. The Company also employs an encryption system that restricts a user’s access to source code to further protect the Company’s intellectual property. Because the Company’s products allow customers to use the software’s built in features to customize their applications without altering the framework source code, the framework source code for the Company’s products is typically neither licensed nor provided to customers. The Company does, however, license source code from time to time and maintains certain third-party source code escrow arrangements. See “Customers” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Employees

As of December 31, 2006, the Company, including its subsidiaries, had a total of 193 full time employees worldwide, 100 in the United States, 19 in the United Kingdom, 6 in the Netherlands, 56 in Israel and 12 in Australia. The Company’s future performance depends, in significant part, upon the continued service of its key technical and management personnel and its continuing ability to attract and retain highly qualified and motivated personnel in all areas of its operations. See “Certain Factors that May Affect Future Results—Dependence on Key Personnel; Competition for Employees.” None of the Company’s employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Corporate History

The Company was incorporated in Pennsylvania in 1979 under the name Applied System Technologies, Inc. In 1992, the Company changed its name to Astea International Inc. Until 1986, the Company operated principally as a software-consulting firm, providing professional software consulting services on a fee for service and on a project basis. In 1986, the Company introduced its DISPATCH-1 product. In November 1991, the Company’s sole stockholder acquired the outstanding stock of The DATA Group Corporation (“Data Group”), a provider of field service software and related professional services for the mainframe-computing environment. Data Group was merged into the Company in January 1994. In February 1995, the Company and its sole stockholder acquired the outstanding stock of Astea Service & Distribution Systems BV (“Astea BV”), the Company’s distributor of DISPATCH-1 and related services in Europe. In May 1995, the Company reincorporated in Delaware. In July 1995, the Company completed its initial public offering of Common Stock. In February 1996, the Company merged with Bendata, Inc. In June 1996, the Company acquired Abalon AB. In September 1998 (effective July 1, 1998), the Company sold Bendata, Inc. In December 1998, the Company sold Abalon AB. In December 1997, the Company introduced ServiceAlliance and in October 1999, SalesAlliance. Both products were subsequently re-engineered into components of the AllianceEnterprise suite which was introduced in 2001. Through 2001 and into 2002, the Company rebuilt its product functionality for Web-based applications and in August 2003 introduced Astea Alliance version 6. The Company released a new system architecture based on Microsoft.NET during the third quarter of 2004. On September 21, 2005, the Company acquired substantially all the assets and certain liabilities of FieldCentrix, Inc.

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

Recent History of Net Losses

The Company has a history of net losses. In 2006, it generated a loss of $5.0 million. The Company generated net income of $1.2 million in 2005 and $1.5 million in fiscal 2004. As of December 31, 2006, stockholders’ equity is approximately $6.1 million, which is net of an accumulated deficit of approximately $20.3 million. Moreover, the Company expects to continue to incur additional operating expenses for research and development. As a result, the Company will need to generate significant revenues to achieve and maintain profitability. The Company may not be able to achieve the necessary revenue growth or profitability in the future. If the Company does not attain or sustain profitability or raise additional equity or debt in the future, the Company may be unable to continue its operations.

Decreased Revenues from DISPATCH-1

In each of 2006, 2005, and 2004, 5%, 6%, and 14% respectively, of the Company’s total revenues were derived from the licensing of DISPATCH-1 and the providing of professional services in connection with the implementation, deployment and maintenance of DISPATCH-1 installations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company originally introduced Astea Alliance in August 1997 in order to target a market segment in which DISPATCH-1 was not cost-effective or attractive. Subsequent, rapid changes in technology have now positioned the Astea Alliance suite, introduced in 2001 and which includes the Astea Alliance functionality, to supercede DISPATCH-1 as the company’s flagship product. As a result, there are no license sales planned or anticipated for DISPATCH-1 to new customers. License revenues from DISPATCH-1 were $31,000 in 2006 and $16,000 in 2005. Total DISPATCH-1 revenues have been insignificant each of the last three fiscal years and that trend is expected to continue.

While the Company has licensed Astea Alliance to over 244 companies worldwide from 1998 through 2006, revenues from sales of Astea Alliance alone may not be sufficient to support the expenses of the Company. The Company’s future success will depend mainly on its ability to increase licenses of the Astea Alliance suite and FieldCentrix offerings, on developing new products and product enhancements to complement its existing product offerings, on its ability to continue support and maintenance revenues from DISPATCH-1, and on its ability to control its operating expenses. Any failure of the Company’s products to achieve or sustain market acceptance, or of the Company to sustain its current position in the Customer Relationship Management software market, would have a material adverse effect on the Company’s business and results of operations. There can be no assurance that the Company will be able to increase demand for Astea Alliance and FieldCentrix, maintain an acceptable level of support and maintenance revenues from DISPATCH-1, or to lower its expenses, thereby avoiding future losses.

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

Burdens of Customization

Certain of the Company’s clients request significant customization of Astea Alliance products to address unique characteristics of their businesses or computing environments. In these situations, the Company would apply contract accounting to determine the recognition of license revenues. The Company’s commitment to the customization could place a burden on its client support resources or delay the delivery or installation of products, which, in turn, could materially adversely affect its relationship with significant clients or otherwise adversely affect business and results of operations. In addition, the Company could incur penalties or reductions in revenues for failures to develop or timely deliver new products or product enhancements under development agreements and other arrangements with customers. If customers are not able to customize or deploy the Company’s products successfully, the customer may not complete expected product deployment, which would prevent recognition of revenues and collection of amounts due, and could result in claims against the Company.

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

Continued Dependence on Large Contracts May Result in Lengthy Sales and Implementation Cycles and Impact Revenue Recognition and Cash Flow

The sale and implementation of the Company’s products generally involve a significant commitment of resources by prospective customers. As a result, the Company’s sales process is often subject to delays associated with lengthy approval processes attendant to significant capital expenditures, definition of special customer implementation requirements, and extensive contract negotiations with the customer. Therefore, the sales cycle varies substantially from customer to customer and typically lasts between four and twelve months. During this time the Company may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies. The Company may experience a number of significant delays over which the Company has no control. Because the costs associated with the sale of the product are fixed in current periods, timing differences between incurring costs and recognizing of revenue associated with a particular project may result. Moreover, in the event of any downturn in any existing or potential customer’s business or the economy in general, purchases of the Company’s products may be deferred or canceled. Furthermore, the implementation of the Company’s products typically takes several months of integration of the product with the customer’s other existing systems and customer training. A successful implementation requires a close working relationship between the customer and members of the Company’s professional service organization. These issues make it difficult to predict the quarter in which expected orders will occur. Delays in implementation of products could cause some or all of the professional services revenues from those projects to be shifted from the expected quarter to a subsequent quarter or quarters.

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

General Economic Conditions May Affect Operations

As business has grown, the Company has become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Economic slowdowns in the United States and in other parts of the world can cause many companies to delay or reduce technology purchases and investments. Similarly, the Company’s customers may delay payment for Company products causing accounts receivable to increase. In addition, terrorist attacks could further contribute to the slowdown in the economies of North America, Europe and Asia. The overall impact to the Company of such a slowdown is difficult to predict, however, revenues could decline, which would have an adverse effect on the Company’s results of operations and on its financial condition, as well as on its ability to sustain profitability.

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

Risks Associated with International Sales

Astea’s international sales accounted for 27% of the Company’s revenues in 2006, 48% in 2005, and 37% in 2004. The Company expects that international sales will continue to be a significant component of its business. In the Company’s efforts to expand its international presence, it will face certain risks, which it may not be successful in addressing. These risks include:

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

Material Weakness in Internal Control

In connection with the completion of its audit of and the issuance of an unqualified report on the Company's consolidated financial statements for the fiscal year ended December 31, 2006, the Company's independent registered public accounting firm, BDO Seidman, LLP ("BDO"), communicated to the Company's Audit Committee that the following matter involving the Company's internal controls and operations was considered to be a material weakness, as defined under standards established by the Public Company Accounting Oversight Board:

The Company does not maintain sufficiently detailed documentation regarding how modifications to its standard software license terms (and the related accounting impact, if any) comply with provisions in US GAAP, namely SOP 97-2 Software Revenue Recognition and SOP 98-9 Modification of SOP 97-2 Software Revenue Recognition with Respect to Certain Transactions and related practice aids issued by the American Institute of Certified Public Accountants (AICPA).

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected by the entity’s internal control.

The Company intends to immediately expand its internal contract documentation procedures in order to fully comply with all provisions of US GAAP, in order to correct the material weakness identified. However, if the Company is unable to make the necessary improvements to its internal controls over accounting for software revenue recognition and disclosures, it is possible that errors in future financial statements could go undetected.

Increased Costs for Sarbanes-Oxley Compliance

The Company is considered a non-accelerated filer for purposes of complying with section 404 of the Sarbanes-Oxley Act. However, the Company will have to comply in 2007, by reporting that it has examined and tested its internal controls and that they comply with the standards set for non-accelerated filing companies as of December 31, 2007. For the year ended December 31, 2008, the Company’s auditors will be required to attest to management’s assertion on its internal accounting controls. As a result of the increased requirements placed on the Company by section 404 of the Sarbanes-Oxley Act, the Company expects to incur increased audit costs as well as costs to contract with outside consultants to assist in the compliance effort.

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

Item 3.  Legal Proceedings.

On and shortly after April 6, 2006, certain purported shareholder class action and derivative lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors and officers. The lawsuits, alleging that the Company and certain of its officers and directors violated federal securities laws and state laws, related to the Company’s March 31, 2006 announcement of the accounting restatement for overcapitalized software development costs during the first two quarters of 2005 and the undercapitalized software development costs during the third quarter of 2005. Pursuant to a Stipulation and Order of the Court entered July 12, 2006, the putative class actions were consolidated, certain persons were appointed as lead plaintiffs, and a consolidated amended complaint was filed on September 11, 2006. The defendants filed a motion to dismiss the consolidated amended complaint on October 26, 2006 and the Court will decide this motion once briefing has been completed. On September 14, 2006, the Court consolidated the putative derivative actions, appointed certain persons to serve as co-lead plaintiffs, and ordered co-lead plaintiffs to file a consolidated amended derivative complaint within thirty (30) days after a decision is rendered on defendants’ motion to dismiss the consolidated class action. The briefings for the motion were completed January 24, 2007, and the motion is now awaiting the decision of the Court. The Company believes these lawsuits are without merit and intends to defend them vigorously.

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

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “ATEA.” The following table sets forth the high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market for the past two fiscal years:

2006	High	Low
First quarter	$25.71	$11.73
Second quarter	11.80	7.87
Third quarter	9.67	4.26
Fourth quarter	8.19	4.71

2005	High	Low
First quarter	$8.45	$6.41
Second quarter	9.61	5.82
Third quarter	8.07	5.85
Fourth quarter	18.31	7.50

As of March 15, 2007, there were approximately 35 holders of record of the Company’s Common Stock. (Because “holders of record” include only stockholders listed with the Company’s transfer agent and exclude stockholders listed separately with financial nominees, this number does not accurately reflect the actual number of beneficial owners of the Company’s Common Stock, of which the Company estimates there were more than 2,700 on such date.) On March 15, 2007, the last reported sale price of the Common Stock on the Nasdaq Capital Market was $5.34 per share.

The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. No dividends have been declared since June 2000.

Item 6.  Selected Financial Data

Years ended December 31,	2006	2005 Restated	2004 Restated	2003	2002
(in thousands, except per share data)
Statement of Income Data:
Revenues:
Software license fees	$4,670	$8,240	$7,392	$1,935	$6,504
Services and maintenance	15,614	13,914	11,315	10,906	10,294
Total revenues (1)	20,284	22,154	18,707	12,841	16,798

Cost and Expenses:
Cost of software license fees	1,687	1,178	1,838	898	1,262
Cost of services and maintenance	10,262	8,261	6,356	6,963	6,345
Product development	3,842	2,461	1,431	2,490	1,781
Sales and marketing	5,923	6,192	5,565	5,875	6,218
General and administrative	3,757	3,003	2,051	2,198	2,426
Total costs and expenses (2)	25,471	21,095	17,241	18,424	18,032

Income(loss) from operations before interest and taxes	(5,187)	1,059	1,466	(5,583)	(1,234)
Interest income	234	165	58	54	106
Income(loss) from operations before income taxes	(4,953)	1,224	1,524	(5,529)	(1,128)
Income tax expense	29	7	-	-	200
Net profit/(loss)	$(4,982)	$1,217	$1,524	$(5,529)	$(1,328)

Basic income (loss) per share	$(1.40)	$.39	$.51	$(1.89)	$(0.09)
Diluted income (loss) per share	$(1.40)	$.39	$.51	$(1.89)	$(0.09)
Shares used in computing basic income (loss) per share (3)	3,547	3,093	2,960	2,922	2,921
Shares used in computing diluted income (loss) per share (3)	3,547	3,116	3,001	2,922	2,921
Balance Sheet Data:
Working capital (deficit)	$(1,289)	$5,495	$3,969	$1,820	$6,449
Total assets	18,059	21,612	13,754	10,096	16,443
Long-term debt, less current portion	-	-	-	-	-
Accumulated deficit	(20,343)	(15,361)	(16,578)	(18,100	(12,568)
Total stockholders’ equity	6,106	10,648	5,461	3,734	8,998

(1)
Revenues for 2004 and 2005 have been restated by $610,000 and $611,000, respectively, to reflect the restatement of revenue associated with a 2004 contract in the U.K. See Note 2 of the Notes to the Consolidated Financial Statements.

(2)	Results for 2006 include expense of $397,000 for stock compensation plans as required under SFAS 123(R), effective at January 1, 2006. Prior years do not contain cost of stock compensation plans.
(3)	Restated for a 1:5 reverse stock-split occurred in September 2003. See Note 3 of the Notes to the Consolidated Financial Statements.

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

The Company develops, markets and supports service management software solutions, which are licensed to companies that sell and service equipment, or sell and deliver professional services. The Company’s principal product offerings Astea Alliance and FieldCentrix Enterprise suites, integrate and automate sales and service business processes and thereby increases competitive advantages, top-line revenue growth and profitability through better management of information, people, assets and cash flows. Astea Alliance offers substantially broader and far superior capabilities over the Company’s predecessor product, DISPATCH-1, which was designed for only field service and customer support management applications.

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

Software license fees accounted for 23% of the Company’s total revenues in 2006, which was mostly comprised of sales of Astea Alliance. Software license fee revenues also include some fees from the sublicensing of third-party software, primarily knowledge management software licenses. Typically, customers pay a license fee for the software based on the number of licensed users. Depending on the contract terms and conditions, software license fees are recognized as revenue upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. If significant vendor obligations exist at the time of delivery or if the product is subject to uncertain customer acceptance, revenue is deferred until no significant obligations remain or acceptance has occurred.

The remaining component of the Company’s revenues consists principally of fees derived from professional services associated with the implementation and deployment of the Company’s software products and maintenance fees for ongoing customer support, primarily external customer technical support services and product enhancements. Professional services (including training) are charged on an hourly or daily basis and billed on a regular basis pursuant to customer work orders. Training services may also be charged on a per-attendee basis with a minimum daily charge. Out-of-pocket expenses incurred by company personnel performing professional services are typically reimbursed by the customer. The Company recognizes revenue from professional services as the services are performed. Maintenance fees are typically paid to the Company under written agreements entered into at the time of the initial software license. Maintenance revenue, which is invoiced annually, is recognized ratably over the term of the agreement.

FieldCentrix

On September 21, 2005, the Company, through a wholly owned subsidiary, FC Acquisition Corp., acquired substantially all of the assets and certain liabilities of FieldCentrix, Inc, the service industry’s leading mobile field force automation company. The acquisition immediately strengthened and further cemented Astea’s standing as the leading company that provides an end-to-end enterprise solution that addresses every facet of the Service Management Lifecycle process.

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

FieldCentrix’ expertise in mobility and emerging mobile technologies gives Astea’s global customer base new ways to update and streamline service organizations, which increasingly support hundreds of remote locations and mobile technical teams. Astea’s strong and robust enterprise service lifecycle management solution complements the FieldCentrix mobility offering to provide the FieldCentrix customer base with the most robust service lifecycle management system on the market today. Astea and FieldCentrix will combine the expertise of the two organizations to break new ground in providing premier solutions that continue to deliver exceptional value for service-centric companies.

Restatements

In connection with the preparation of the 2006 Form 10-K, an error in the Company’s accounting for revenue recognition relating to a particular contract from 2004 was identified. In the fourth quarter of 2004, our U.K. subsidiary entered into a contract with a new customer. In 2004, the Company recognized all of the license revenue. In 2005 and the first three quarters of 2006, the Company recognized services and maintenance revenue based on work performed for the customer. However, the contract contained a specified upgrade right, which was delivered in the first quarter of 2005. According to accounting requirements, a specified upgrade right must be valued using vendor specific objective evidence (VSOE). The Company uses the residual method for recognizing revenue on its software licenses. In such instances, the accounting rules state that VSOE for a specified upgrade right cannot be determined and therefore, revenue must be deferred until all elements of the arrangement (which would include the specified upgrade) are delivered. Although the specified upgrade was delivered in the first quarter of 2005, changes in the customer’s requirements and subsequent concessions granted by the Company in October 2005 (which included an additional specified upgrade right), further delayed our ability to establish that delivery and acceptance of the license had occurred. This additional specified upgrade was delivered in the first quarter of 2007. Accordingly all revenue, including license, service and maintenance should have been deferred until the delivery and acceptance of the final element. Therefore, the Company restated its financial statements to defer all license, service and maintenance revenue recognized in relation to this contract in 2004, 2005 and the first three quarters of 2006, which was $610,000, $611,000 and $457,000, respectively. The Company’s policy is to recognize expenses as incurred when revenues are deferred in connection with transactions where VSOE cannot be established for an undelivered element as the Company follows the accounting requirements of SOP 97-2. Accordingly, all costs associated with the contract were recorded in the period when incurred, which differs from the period in which the associated revenue will be recognized.

All revenue related to this contract is expected to be recognized in the first quarter of 2007, with the exception of certain post contract support revenue totaling $131,000, which will be recognized ratably over 2007 and 2008. All cash related to the transaction, $1,678,000 has been received by the Company as of December 31, 2006, with the exception of $259,000, most of which was received in the first quarter of 2007 and the remainder of which is expected to be received early in the second quarter of 2007.

As a result of this determination, we restated our financial statements and quarterly results of operations (unaudited) included in this annual report and are in the process of restating the consolidated interim financial statements for the 2006 periods contained in our 2006 quarterly reports on Form 10-Q. The modifications contained in the restated financial statements relate to revenue and deferred revenues. It affected the elements of cash flow, but did not have any impact to net cash flow from operations as reported in the statements of cash flows. These restated financial statements reflect a decrease in basic net loss per share of ($.20) for the year ended December 31, 2005 and ($.21) for the year ended December 31, 2004.

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

Astea recognizes revenue from license sales when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the license fee is fixed and determinable and the collection of the fee is probable. We utilize written contracts as a means to establish the terms and conditions by which our products, support and services are sold to our customers. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs after a license key has been delivered electronically to the customer. Revenue for arrangements with extended payment terms in excess of one year is recognized when the payments become due, provided all other recognition criteria are satisfied. If collectibility is not considered probable, revenue is recognized when the fee is collected. Our typical end user license agreements do not contain acceptance clauses. However, if acceptance criteria is required, revenues are deferred until customer acceptance has occurred.

Astea allocates revenue to each element in a multiple-element arrangement based on the elements’ respective fair value, determined by the price charged when the element is sold separately. Specifically, Astea determines the fair value of the maintenance portion of the arrangement based on the price, at the date of sale, if sold separately, which is generally a fixed percentage of the software license selling price. The professional services portion of the arrangement is based on hourly rates which the Company charges for those services when sold separately from software. If evidence of fair value of all undelivered elements exists, but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. If an undelivered element for which evidence of fair value does not exist, all revenue in an arrangement is deferred until the undelivered element is delivered or fair value can be determined. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The proportion of the revenue recognized upon delivery can vary from quarter-to-quarter depending upon the determination of vendor-specific objective evidence (“VSOE”) of fair value of undelivered elements. The residual value, after allocation of the fee to the undelivered elements based on VSOE of fair value, is then allocated to the perpetual software license for the software products being sold.

When appropriate, the Company may allocate a portion of its software revenue to post-contract support activities or to other services or products provided to the customer free of charge or at non-standard rates when provided in conjunction with the licensing arrangement. Amounts allocated are based upon standard prices charged for those services or products which, in the Company’s opinion, approximate fair value. Software license fees for resellers or other members of the indirect sales channel are based on a fixed percentage of the Company’s standard prices. The Company recognizes software license revenue for such contracts based upon the terms and conditions provided by the reseller to its customer.

Revenue from post-contract support is recognized ratably over the term of the contract, which is generally twelve months on a straight-line basis. Consulting and training service revenue is generally unbundled and recognized at the time the service is performed. Fees from licenses sold together with consulting services are generally recognized upon shipment, provided that the contract has been executed, delivery of the software has occurred, fees are fixed and determinable and collection is probable.

Deferred Revenue

Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. This generally results from post-contract support, software installation, consulting and training services not yet rendered or license revenue which has been deferred until all revenue requirements have been met or as services are performed. Unbilled receivables are established when revenue is deemed to be recognized based on the Company’s revenue recognition policy, but due to contractual restraints, the Company does not have the right to invoice the customer.

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

Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (usually two years), beginning with the initial release to customers. During the first quarter of 2004, the Company reduced the estimated life for its capitalized software products from three years to two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances had occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product.

Goodwill

Part of the purchase price for the FieldCentrix assets, acquired September 21, 2005, included the acquisition of goodwill. Goodwill is tested for impairment on an annual basis as of September 30. It is also tested between annual tests if indicators of potential impairment exists, using a fair-value-based approach. No impairment of goodwill has been identified during any of the periods presented.

Goodwill is tested for impairment at the reportable unit level using a two-step approach. The first step is to compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying unit, goodwill is not considered impaired and the second step is not required. If the fair value of the reporting unit is less than the carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any, by comparing the implied fair value of goodwill to its carrying amount. If the assumptions we used to estimate fair value of goodwill change, there could be an impact on future reported results of operations.

Acquired Intangible Assets

Acquired intangible assets (excluding goodwill) are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment on an annual basis, or on an interim basis if an event or circumstance occurs between annual tests indicating that the assets might be impaired. The impairment test will consist of comparing the cash flows expected to be generated by the acquired intangible asset to its carrying amount. If the asset is considered to be impaired, an impairment loss will be recognized in an amount by which the carrying amount of the asset exceeds its fair value.

Share-Based Compensation - Option Plans

Beginning on January 1, 2006, the Company began accounting for stock options under the provision of Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), Share-Based Payments, which requires the recognition of the fair value of share-based compensation. The fair value of stock option awards was estimated using a Black-Scholes closed-form option valuation model. This model requires the input of assumptions in implementing SFAS 123(R), including expected stock price volatility, expected term and estimated forfeitures of each award. The parameters used in the model are reviewed and adjusted on a quarterly basis. We elected the modified-prospective method for adoption of SFAS 123(R).

Prior to the implementation of SFAS 123(R), we accounted for stock option awards under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, or SFAS 148, Accounting For Stock-Based Compensation - Transition and Disclosure, which amended Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Pro forma net income and pro forma net income per share disclosed in the footnotes to the consolidated condensed financial statements were estimated using a Black-Scholes closed-form option valuation model to determine the estimated value and by attributing such fair value over the requisite service period on a straight-line basis for those awards that actually vested.

As a result of adopting SFAS 123(R), for the year ended December 31, 2006 loss before income taxes and net loss was $397,000 higher than if the Company had continued to account for share-based compensation under APB 25. The basic and diluted loss per share for the year ended December 31, 2006 was $0.11 greater than if the Company had continued to account for share-based compensation under APB 25.

As of December 31, 2006, the total unrecognized compensation cost related to non-vested options amounted to $686,000, which is expected to be recognized over the options’ average remaining vesting period of 3.86years. No income tax benefit was realized by the Company in the year ended December 31, 2006 as the Company reported an operating loss and maintained a full valuation allowance on its net deferred tax asset.

The Company had a choice of two attribution methods for allocating compensation costs under SFAS No. 123(R): the “straight-line” method, which allocates expense on a straight-line basis over the requisite service period of the last separately vesting portion of an award, or the “graded vesting attribution method”, an accelerated amortization method, which allocates expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was in-substance, multiple awards. We chose the graded vesting attribution method and accordingly, amortize the fair value of each option tranche over the respective tranche’s requisite service period.

The adoption of SFAS 123(R) has impacted our Consolidated Statement of Operations through the recognition of share-based compensation expenses in cost of services and maintenance, development, sales and marketing, and general and administrative expenses. Future periods are expected to reflect similar costs. Prior to the adoption of SFAS 123(R) no stock based compensation cost had been recorded.

With the adoption of SFAS 123(R), in order to determine the fair value of stock options costs, the Company assumed estimated forfeiture rate of 24.5%. Forfeiture rates were not reflected in prior year estimates of the fair value of stock options.

As of December 31, 2006, the total unrecognized compensation cost related to non-vested options granted amounted to $686,000 which is expected to be recognized over the options’ remaining vesting period of 3.86 years. No income tax benefit was realized by the Company in year ending December 31, 2006 as the Company reported an operating loss and maintained a full valuation allowance on its net deferred tax asset.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109”, which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is still evaluating the impact of adopting FIN 48, however, is not expected to have a material impact on our results of operations or our financial position.

In September 2006, the FASB issued FAS No 157, Fair Value Measurement (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. FAS 157 is effective for years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, “(SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The effective date of SAP 108 is for fiscal years ending on or before November 15, 2006. This pronouncement did not have any impact on the Company’s consolidated financial statements.

Results of Continuing Operations

The following table sets forth for the periods indicated, selected financial data and the percentages of the Company’s total revenues represented by each line item presented for the periods presented:

Years ended December 31,	2006	2005 (restated)	2004 (restated)
Revenues:
Software license fees	23.0%	37.2%	39.5%
Services and maintenance	77.0	62.8	60.5
Total revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of software license fees	8.3%	5.3%	9.8%
Cost of services and maintenance	50.6	37.3	34.0
Product development	19.0	11.1	7.7
Sales and marketing	29.2	27.9	29.7
General and administrative	18.5	13.6	11.0
Total costs and expenses	125.6%	95.2%	92.2%

Comparison of Years Ended December 31, 2006 and 2005

Revenues. Total revenues decreased $1,870,000 or 8%, to $20,284,000 for the year ended December 31, 2006 from $22,154,000 for the year ended December 31, 2005. Software license revenues decreased 43% in 2006, compared to 2005. Services and maintenance fees for 2006 amounted to $15,614,000, an 12% increase from 2005.

Software license fee revenues decreased $3,570,000 or 43% to $4,670,000 in 2006 from $8,240,000 in 2005. Astea Alliance license revenues decreased to $3,603,000 in 2006 from $7,936,000 in 2005, a decrease of 55%. The decrease results primarily from one large license sale of $4.5 million in 2005. The Company also sold $1,037,000 of FieldCentrix licenses compared to $288,000 in 2005 which reflects a full year of results compared to 2005.

Total services and maintenance revenues increased $1,700,000 or 12% to $15,614,000 in 2006 from $13,914,000 in 2005. The increase is principally due to a full year of earning FieldCentrix maintenance revenue, because the company was acquired on September 21, 2005. In addition there was an increase of $275,000 in Astea Alliance service and maintenance revenue offset by an expected decline of $399,000 in DISPATCH-1 service and maintenance revenue. Due to the decreasing demand for DISPATCH-1 professional services and the lack of any related product development by the Company, the decrease in service and maintenance revenue is expected to continue in 2007.

In 2006 no customer accounted for more than 10% of total revenues compared to 2005 when one customer, EDS, accounted for 24% of the Company’s total revenues and 28% of Astea Alliance revenue.

Costs of Revenues. Costs of software license fee revenues increased 43% to $1,687,000 in 2006 from $1,178,000 in 2005. The increase results from increased amortization of capitalized software development costs, increases in the cost of third party software licenses embedded in our software and a full year of FieldCentrix acquired software amortization. Amortization of capitalized software increased by 22% to $1,240,000 in 2006 from $1,020,000 in 2005. The gross margin percentage on software license sales decreased to 64% in 2006 from 86% in 2005 due to a reduction in license revenue and an increase in cost of license fees.

The costs of services and maintenance revenues increased 24% to $10,262,000 in 2006 from $8,261,000 in 2005. The increase in cost of services and maintenance is primarily attributed to a full year of professional services staff from the 2005 FieldCentrix acquisition and additional headcount in the U.S. which resulted from the Company’s initiative to improve the quality of the professional services provided to its customers, as well as the extensive upgrade to customer systems from older versions of Astea Alliance to the latest released version Additionally, $45,000 in share based compensation expense for employees was recorded at December 31, 2006 compared to no expense for year ending December 31, 2005. In addition, the Company invested in additional support staff to improve the timing and quality of support provided to its’ customers. The service and maintenance gross margin percentage decreased to 34% in 2006 from 41% in 2005. The decreased margin is primarily attributable to the non-billable time required for new hires to be properly trained on the Company’s software before they can effectively generate revenue.

Product Development. Product development expenses increased 56%, or $1,381,000, to $3,842,000 in 2006 from $2,461,000 in 2005. Development costs increased due to an increase in headcount in the Company’s development center in Israel by 14%, the addition of development staff for a complete year from the acquisition of FieldCentrix, which occurred on September 21, 2005, and an increased focus on improving the quality of product development. Additionally, $90,000 in share based compensation expense for employees was recorded at December 31, 2006 compared to no expense for year ending December 31, 2005.

Product development as a percentage of total revenue increased to 19% in 2006 compared to 11% in 2005. This increase is due to both the overall increase in product development expenses coupled with a reduction in total revenue. The 2006 percentage is about 2% higher due to the overall decrease in revenues in 2006 compared to 2005. Gross development expense before the capitalization of software costs and was $6, 663,000 in 2006, 64% greater than $4,058,000 in 2005. Capitalized software totaled $2,821,000 in 2006 compared to $1,555,000 in 2005. The increase in software capitalization of 81% over last year reflects the intense effort put forth by the Company to expand and improve its products. In 2006, the Company released a new version of its FieldCentrix software and a mobility product for Astea Alliance users, based on the expertise of FieldCentrix as well as intensive efforts to complete the latest version of Astea Alliance, (Astea Alliance 8.0), which was released in February 2007.

Sales and Marketing. Sales and marketing expenses decreased 4%, or $269,000, to $5,923,000 in 2006 from $6,192,000 in 2005. The decrease is primarily the result of decreased sales commissions resulting from reduced software license sales partially offset by increased investment in marketing programs in order to increase market awareness of the Company’s products and domain expertise in Service Life Cycle Management, Additionally, $123,000 in share based compensation expense for employees was recorded at December 31, 2006 compared to no expense for year ending December 31, 2005. The Company continues to focus on improving its market presence through intensified marketing efforts to increase awareness of the Company’s products. This occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased investment in lead generation for its sales force. Sales and marketing expense as a percentage of total revenues increased to 29% in 2006 from 28% in 2005.

General and Administrative. General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company’s status as a public company. The Company’s general and administrative expenses were $3,757,000 in 2006 and $3,003,000 in 2005 representing a 25% increase. This increase is primarily due to the inclusion of a full year’s rent for the FieldCentrix office in Irvine, California, an increase of $191,000; $420,000 of additional legal fees partially resulting from the class action lawsuit that was filed in April, 2006 and $100,000 in bonuses paid to management. Additionally, $139,000 in share based compensation expense for employees was recorded at December 31, 2006 compared to no expense for year ending December 31, 2005. As a percentage of total revenues, general and administrative expenses increased to 19% in 2006 compared to 14% in 2005. The increase in expenses relative to revenues primarily results from the increase in expenses described above, as well as the decrease in total revenues generated during 2006.

Interest Income. Net interest income increased $69,000, to $234,000 in 2006 from $165,000 in 2005. This increase was primarily attributable to growth in the interest rates earned on the Company’s invested cash as well as an increase in investable funds in the early part or 2006.

Income Tax Expense. The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based on the Company’s current year and historical operating losses, the Company determined maintaining a full valuation was appropriate. The Company made a provision of $29,000 and $7,000 for 2006 and 2005 respectively, for income taxes which resulted from a difference between an indefinite-lived asset, goodwill, which is amortized for tax, but not amortized for financial reporting purposes.

International Operations. Total revenues from the Company’s international operations decreased by 5,174,000, or 48% to $5,565,000 in 2006 from $10,739,000 in 2005. The decrease in revenue from international operations was primarily attributable to a decrease in license revenues of $4,133,000, the majority of the decline in Europe. International revenues from professional services and maintenance decreased 19% to $4,441,000 in 2006 from $5,482,000 in 2005. Overall, international operations resulted in a net loss of $876,000 for 2006 compared to net profit of $1,279,000 in 2005. International operating costs decreased by $1,445,000 due to lower cost of services and maintenance resulting from a decrease in headcount, lower sales commissions resulting from a decrease in license revenues in 2006 compared to 2005 and an increase in bad debt expense. The decrease in international net income of $2,154,000 is the direct result of the decrease in license revenues.

Comparison of Years Ended December 31, 2005 and 2004 (restated)

Revenues. Total revenues increased $3,447,000 or 18%, to $22,154,000 for the year ended December 31, 2005 from $18,707,000 for the year ended December 31, 2004. Software license revenues increased 11% in 2005, compared to 2004. Services and maintenance fees for 2005 amounted to $13,914,000, a 23% increase from 2004.

Software license fee revenues increased $848,000 or 11% to $8,240,000 in 2005 from $7,392,000 in 2004. Astea Alliance license fee revenues increased to $7,936,000 in 2005 from $6,585,000 in 2004, an increase of 20%. This increase reflects the growing acceptance by the market place of the Company’s new software versions, which are completely based on .Net, Microsoft’s operating system platform. The Company also sold $16,000 of additional DISPATCH-1 licenses to existing customers, compared to $805,000 in 2004. Two existing customers purchased additional DISPATCH-1 licenses in 2005 compared to 6 existing customers purchasing DISPATCH-1 licenses in 2004. Additionally, the Company recognized license revenue of $288,000 from the sale of FieldCentrix products.

Total services and maintenance revenues increased $2,599,000 or 23% to $13,914,000 in 2005 from $11,315,000 in 2004. The increase in service and maintenance revenues is attributable to an increase of $1,964,000 in Astea Alliance revenues partially offset by a decrease in DISPATCH-1 revenues of $512,000. Astea Alliance service and maintenance revenues increased to $11,329,000 in 2005 from $9,365,000 in 2004 due to the growing Astea Alliance customer base. The increase is also attributable to service and maintenance revenue of $1,143,000 from the newly acquired FieldCentrix customer base. DISPATCH-1 service and maintenance revenues decreased 26% to $1,437,000 in 2005 from $1,949,000 in 2004 due to an ongoing decrease in the number of customers under service and maintenance contracts. As a result of the decreasing demand for DISPATCH-1 and the lack of any related product development by the Company, the decrease in service and maintenance revenue is expected to continue in 2006 for DISPATCH-1.

In 2005 there was one major customer, EDS, which accounted for 24% of total revenues compared to 2004 when one customer, Carrier Corporation, accounted for 16% of the Company’s total revenues.

Costs of Revenues. Costs of software license fee revenues decreased 36%, or $660,000, to $1,178,000 in 2005 from $1,838,000 in 2004. The decrease in cost of sales results from lower costs of third party software. DISPATCH-1 license sales include a significant cost for a third party license for the database. However, in 2005, DISPATCH-1 license sales were only $16,000 compared to $805,000 in 2004, and accordingly the related database license costs were insignificant. Capitalized software amortization decreased to $1,020,000 in 2005 from $1,088,000 in 2004. The gross margin percentage on software license sales increased to 86% in 2005 from 75% in 2004 due to a reduction in third party license costs, lower amortization of capitalized software and increased license revenues.

The costs of services and maintenance revenues increased 30% to $8,261,000 in 2005 from $6,356,000 in 2004. The increase in cost of services and maintenance is primarily attributed to an increase in headcount from last year as well as the addition of professional services staff from the acquisition of FieldCentrix on September 21, 2005. The service and maintenance gross margin percentage decreased slightly to 41% in 2005 from 44% in 2004. The decreased margin is primarily attributable to the non-billable time required for new hires to be properly trained on the Company’s software before they can effectively generate revenue and the deferral of services and maintenance on the contract which is underlying the restatement.

Product Development. Product development expenses increased 72%, or $1,030,000, to $2,461,000 in 2005 from $1,431,000 in 2004. Development costs increased due to an increase in headcount in the Company’s development center in Israel by 35%, the addition of 11 development staff from the acquisition of FieldCentrix on September 21, 2005, and an increased focus on product improvement that resulted in a lower than proportionate increase in newly capitalized software development costs.

Product development as a percentage of total revenue increased to 11% in 2005 compared to 8% in 2004. This increase is due to the increase in headcount of the Company’s development staff as part of its focus on improving the quality and functionality of its products. The 2005 percentage is about 4% lower due to the overall increase in revenues in 2005 compared to 2004. Gross development expense before the capitalization of software costs and was $4,058,000 in 2005, 44% greater than $2,811,000 in 2004. In 2004, the Company wrote off $1,155,000 of fully amortized software for old versions that had been deemed no longer useful or functional. Capitalized software totaled $1,555,000 in 2005 compared to $1,380,000 in 2004. The increase in software capitalization of only 13% was significantly lower then the overall 44% increase in development spending. This is reflective of the Company’s focus on improving the existing products compared to spending on the development of new products.

Sales and Marketing. Sales and marketing expenses increased 11%, or $627,000, to $6,192,000 in 2005 from $5,565,000 in 2004. The increase is primarily the result of an increase in the Company’s sales force as well as increased investment in marketing programs in order to increase market awareness of the Company’s products and domain expertise in Service Life Cycle Management. The Company continues to focus on improving its market presence through intensified marketing efforts to increase awareness of the Company’s products. This occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased investment in lead generation for its sales force. Sales and marketing expense as a percentage of total revenues decreased to 28% in 2005 from 30% in 2004.

General and Administrative. General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, bad debt write-offs and various costs associated with the Company’s status as a public company. The Company’s general and administrative expenses were $3,003,000 in 2005 and $2,051,000 in 2004 representing a 46% increase. This increase is primarily due to an increase in bad debt expense of $200,000, recovery of $114,000 legal fees in 2004 in connection with legal action in Europe, increased payroll costs of approximately $210,000, increased outside consulting expenses, administrative costs of $215,000 connected with the operation of FieldCentrix, which was acquired in September 2005, and increased travel costs if $50,000. As a percentage of total revenues, general and administrative expenses increased to 14% in 2005 compared to 11% in 2004. The increase in expenses relative to revenues primarily results from the increase in expenses described above, partially offset by the increase in total revenues generated during 2005.

Interest Income. Net interest income increased $107,000, to $165,000 in 2005 from $58,000 in 2004. This increase was primarily attributable to slight growth in the interest rates earned on the Company’s invested cash as well as an increase in funds which may be invested.

International Operations. Total revenue from the Company’s international operations increased by $3,785,000, or 54% to $10,739,000 in 2005 from $6,954,000 in 2004. The increase in revenue from international operations was primarily attributable to the increases in license revenues from the Astea Alliance suite. Most of the increase occurred in Europe, where the Company has focused attention on expanding awareness of the Company’s products. International revenues from professional services and maintenance increased 43% to $5,482,000 in 2005 from $3,847,000 in 2004. Overall, international operations resulted in net profit of $1,279,000 for 2005 compared to net profit of $611,000 in 2004. Operating costs increased due to higher cost of sales on professional services resulting from an increase in headcount, higher sales commissions resulting from the increased level of revenues in 2005 compared to 2004 and an increase in bad debt expense. The increase in international net income, 109%, results from the increase in license revenue for which the direct costs are insignificant.

Liquidity and Capital Resources

Net cash used by operating activities was $2,948,000 for the year ended December 31, 2006 compared to $5,254,000 of cash generated by operations for the year ended December 31, 2005, a change of $8,202,000. The increase in cash used by operations was primarily attributable to a decrease in income of $6,199,000, and an increase in accounts receivable of $2,996,000, which includes an increase in unbilled receivables of $1,241,000. Partially offsetting these uses of operating cash were increases in the non-cash charges of depreciation and amortization of $597,000, stock option expenses of $397,000 which are reported in the statement of operations for the first time in 2006, as required by FAS 123(R). Trade accounts receivable increased despite an overall decrease in revenues for 2006, compared to 2005, due to an increase in unbilled receivables associated with certain contracts with extended payment terms for which revenue has been deferred and higher fourth quarter revenues in 2006 compared to the fourth quarter of 2005.

The Company used $3,265,000 of cash for investing activities in 2006 compared to using $1,188,000 in 2005. The increase in cash used for investing activities of $2,077,000 results from an increase in capitalized software development costs of $1,266,000, and goodwill increased by $153,000 due to earnout provisions of the FieldCentrix purchase agreement. In 2005, the Company received $616,000 in cash from the FieldCentrix acquisition and released $75,000 from a restricted bank account collateralizing a letter of credit on a leased facility.

The Company generated $19,000 from financing activities for the year ended December 31, 2006 compared to generating $791,000 of cash for the year ended December 31, 2005. The decrease in cash generated by financing activities of $772,000 was principally attributable to a decline in the exercise of Company stock options in 2006.

At December 31, 2006, the Company had a working capital ratio of approximately .9:1, with total cash of $3,120,000. The major component of current liabilities that is causing the working capital ratio to be below 1:1, is deferred revenues of $8 million in 2006, which represents an increase of $2.2 million over 2005. Contained in deferred revenues is $1.6 million related to the 2004 license agreement which also includes deferred service and maintenance revenue for which the Company has restated revenue previously recognized. The majority of the revenue is expected to be recognized in the first quarter of 2007.

The Company has projected revenues for 2007 that will generate enough funds to sustain its continuing operations. However, if current projections trail expectations, the Company has plans in place to reduce operating expenditures appropriately in order to continue to fund all required expenditures. The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. The Company does not plan any significant capital expenditures in 2007. In addition, it does not anticipate that its operations or financial condition will be affected materially by inflation.

On May 23, 2006 the Company entered into a secured revolving line of credit (Line) agreement with a bank. Maximum available borrowings under the Line represent the lesser of 80% of the Borrowing Base, which is eligible accounts receivables as defined, or $4.0 million. Amounts outstanding on the line of credit were zero on December 31, 2006.

As of March 30, 2007, the amount outstanding on the line of credit was zero.

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual and commercial obligations, as of December 31, 2007:

	Payment Due By Period
	Total	2007	2008-2009	2010-2011	2012 and after
Contractual Cash Obligations:
Long-term Debt	$-	$-	$-	$-	-
Capital Leases	-	-	-	-	-
Operating Leases	$2,415,000	$1,398,000	$945,000	$55,000	$17,000

	Amounts of Commitment Expiration Per Period
	Total	2007	2008-2009	2010 -2011	2012 and after
Other Commercial Commitments:
Letters of Credit	$225,000	$225,000	$-	$-

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company is currently in the process of revamping its investment portfolio. As a result, as of December 31, 2006, the Company’s investments consisted of commercial paper. The Company does not expect any material loss with respect to its investment portfolio.

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

We have audited the accompanying consolidated balance sheets of Astea International Inc. and subsidiaries (collectively the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astea International Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 2, the Company has restated its consolidated balance sheet as of December 31, 2005 and related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005 to correct an error in recognizing revenue. As a result of this revision, net income for the years ended December 31, 2005 and 2004 was reduced by $611,000 and $610,000, respectively.

As disclosed in Note 12 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, utilizing the modified prospective transition method effective January 1, 2006.

BDO Seidman, LLP
Woodbridge, NJ
March 30, 2007

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2006	2005 restated

ASSETS
Current assets:
Cash and cash equivalents	$3,120,000	$9,484,000
Restricted cash	225,000	225,000
Receivables, net of reserves of $163,000 and $310,000	6,860,000	5,037,000
Prepaid expenses and other	423,000	485,000
Total current assets	10,628,000	15,231,000

Property and equipment, net	648,000	1,038,000
Intangibles, net	1,719,000	1,999,000
Capitalized software development costs, net	3,636,000	2,055,000
Goodwill	1,253,000	1,100,000
Other long-term assets	175,000	189,000
Total assets	$18,059,000	$21,612,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,930,000	$3,969,000
Deferred revenues	7,987,000	5,767,000
Total current liabilities	11,917,000	9,736,000

Long-term liabilities
Deferred revenues	-	1,221,000
Deferred tax liability	36,000	7,000
Total long-term liabilities	36,000	1,228,000

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 25,000,000 shares authorized, 3,591,000 and 3,585,000 shares issued respectively	36,000	36,000
Additional paid-in capital	27,532,000	27,116,000
Accumulated comprehensive loss - translation adjustment	(911,000)	(935,000)
Accumulated deficit	(20,343,000)	(15,361,000)
Less: Treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	6,106,000	10,648,000
Total liabilities and stockholders' equity	$18,059,000	$21,612,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,	2006	2005 (restated)	2004 (restated)

Revenues:
Software license fees	$4,670,000	$8,240,000	$7,392,000
Services and maintenance	15,614,000	13,914,000	11,315,000
Total revenues	20,284,000	22,154,000	18,707,000
Costs and expenses:
Cost of software license fees	1,687,000	1,178,000	1,838,000
Cost of services and maintenance	10,262,000	8,261,000	6,356,000
Product development	3,842,000	2,461,000	1,431,000
Sales and marketing	5,923,000	6,192,000	5,565,000
General and administrative	3,757,000	3,003,000	2,051,000

Total costs and expenses	25,471,000	21,095,000	17,241,000

Income (loss) from operations	(5,187,000)	1,059,000	1,466,000

Interest income	234,000	165,000	58,000
Income (loss) before income taxes	(4,953,000)	1,224,000	1,524,000
Income tax expense	29,000	7,000	-
Net income (loss)	$(4,982,000)	$1,217,000	$1,524,000
Basic net income (loss) per share	$(1.40)	$.39	$.51
Diluted net income (loss) per share	$(1.40)	$.39	$.51
Weighted average shares used in computing basic net income (loss) per share	3,547,000	3,093,000	2,960,000
Weighted average shares used in computing diluted net income (loss)per share	3,547,000	3,116,000	3,001,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity	Comprehensive Income(loss)
Balance, December 31, 2003	30,000	22,792,000	(776,000)	(18,100,000)	(212,000)	3,734,000

Issuance of common stock under employee stock purchase plan	-	-	-	(1,000)	2,000	1,000
Exercise of stock options	-	131,000	-	-	-	131,000
Options for satisfaction of liability	-	74,000	-	-	-	74,000
Currency translation adjustments	-	-	(3,000)	-	-	(3,000)	$(3,000)
Net income - restated	-	-	-	1,524,000	-	1,524,000	1,524,000
Balance, December 31, 2004 restated	30,000	22,997,000	(779,000)	(16,577,000)	(210,000)	5,461,000	1,521,000
Issuance of common stock under employee stock purchase plan				(1,000)	2,000	1,000
Exercise of stock options	2,000	787,000				789,000
Stock Issuance - FieldCentrix acquisition	4,000	3,332,000				3,336,000
Currency translation adjustments			(156,000)			(156,000)	(156,000)
Net income - restated				1,217,000		1,217,000	1,217,000
Balance, December 31, 2005 restated	36,000	27,116,000	(935,000)	(15,361,000)	(208,000)	$10,648,000	1,061,000

Exercise of stock options		19,000				19,000
Stock-based compensation		397,000				397,000
Currency translation adjustment			24,000			24,000	24,000
Net loss				(4,982,000)		(4,982,000)	(4,982,000)
Balance, December 31, 2006	$36,000	$27,532,000	$(911,000)	$(20,343,000)	$(208,000)	$6,106,000	$(4,958,000)

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2006	2005 (restated)	2004 (restated)

Cash flows from operating activities:
Net income (loss )	$(4,982,000)	$1,217,000	$1,524,000
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,237,000	1,640,000	1,375,000
Increase in provision for doubtful accounts	67,000	227,000	84,000
Stock-based compensation	397,000	-	-
Deferred tax expense	29,000	7,000	-
Changes in operating assets and liabilities:
Receivables	(1,761,000)	1,235,000	(2,272,000)
Prepaid expenses and other	89,000	44,000	(61,000)
Accounts payable and accrued expenses	(37,000)	54,000	121,000
Deferred revenues	999,000	954,000	1,907,000
Other long term assets	14,000	(124,000)	-
Net cash provided by (used in) operating activities	(2,948,000)	5,254,000	2,678,000
Cash flows from investing activities:
Capitalized software development costs	(2,821,000)	(1,555,000)	(1,380,000)
Purchases of property and equipment	(291,000)	(324,000)	(389,000)
Net cash acquired from FieldCentrix acquisition	-	616,000	-
Payment of contingent purchase price	(153,000)	-	-
Release of restricted cash	-	75,000	-
Net cash (used in) investing activities	(3,265,000)	(1,188,000)	(1,769,000)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	19,000	791,000	131,000
Net cash provided by financing activities	19,000	791,000	131,000
Effect of exchange rate changes on cash and cash equivalents	(170,000)	144,000	(37,000)
Net increase (decrease) in cash and cash equivalents	(6,364,000)	5,001,000	1,003,000
Cash and cash equivalents balance, beginning of year	9,484,000	4,483,000	3,480,000
Cash and cash equivalents balance, end of year	$3,120,000	$9,484,000	$4,483,000

Supplemental disclosure of cash flow information:
Satisfaction of liability with stock options	-	-	$74,000
Cash paid for interest expense	$-	$-	$1,000

See accompanying notes to the consolidated financial statements.

Supplemental Cash Flow Information - FieldCentrix Acquisition

Non-Cash Transactions:

	Years Ended December 31,
	2006	2005	2004
Acquisition of FieldCentrix Net Assets:
Purchase Price
Common stock issued	$-	$3,336,000	$-

Assets acquired:
Accounts receivable	-	(384,000)	-
Prepaid Expenses	-	(80,000)	-
Property and equipment	-	(730,000)	-
Software		(721,000)
Customer relationship list	-	(1,360,000)	-
Other assets	-	(31,000)	-
Goodwill	-	(1,100,000)	-
Total assets acquired:	-	(4,406,000)	-
Liabilities assumed:
Accrued expenses	-	719,000	-
Deferred revenue	-	967,000	-
Total liabilities assumed	-	1,686,000	-
Net assets acquired	-	(2,720,000)	-
Net Cash received from FieldCentrix acquisition	$-	$616,000	$-

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Company Background

Astea International Inc. and Subsidiaries (collectively the “Company” or “Astea”) is a global provider of service management software that addresses the unique needs of companies who manage capital equipment, mission critical assets and human capital. Clients include Fortune 500 to mid-size companies, which Astea services through Company facilities in the United States, United Kingdom, Australia, The Netherlands and Israel. The Company’s principal products are Astea Alliance, FX Service Center and FX Mobile. Astea Alliance supports the complete service lifecycle, from lead generation and project quotation to service and billing through asset retirement. FX Service Center Internet-based service management and dispatch solution that gives organizations command over their field service operations. FX Mobile offerings include mobile field service automation (FSA) systems, which include the wireless devices and support of mobile field technicians using portable, hand-held computing devices. Since its inception in 1979, Astea has licensed applications to companies in a wide range of sectors including information technology, telecommunications, instruments and controls, business systems, and medical devices.

2.  Restatements

In connection with the preparation of 2006 Fom 10-K, an error in the Company’s accounting for revenue recognition relating to a particular contract from 2004 was identified. In the fourth quarter of 2004, our U.K. subsidiary entered into a contract with a new customer. In 2004, the Company recognized all of the license revenue. In 2005 and the first three quarters of 2006, the Company recognized services and maintenance revenue based on work performed for the customer. However, the contract contained a specified upgrade right, which was delivered in the first quarter of 2005. According to accounting requirements, a specified upgrade right must be valued using vendor specific objective evidence (VSOE). The Company uses the residual method for recognizing revenue on its software licenses. In such instances, the accounting rules state that VSOE for a specified upgrade right cannot be determined and therefore, revenue must be deferred until all elements of the arrangement (which would include the specified upgrade) are delivered. Although the specified upgrade was delivered in the first quarter of 2005, changes in the customer’s requirements and subsequent concessions granted by the Company in October 2005 (which included an additional specified upgrade right), further delayed our ability to establish that delivery and acceptance of the license had occurred. This additional specified upgrade was delivered in the first quarter of 2007. Accordingly all revenue, including license, service and maintenance should have been deferred until the delivery and acceptance of the final element. Therefore, the Company restated its financial statements to defer all license, service and maintenance revenue recognized in relation to this contract in 2004, 2005 and the first three quarters of 2006, which was $610,000, $611,000 and $457,000, respectively. The Company’s policy is to recognize expenses as incurred when revenues are deferred in connection with transactions where VSOE cannot be established for an undelivered element as the Company follows the accounting requirements of SOP 97-2. Accordingly, all cost associated with the contract were recorded in the periods when incurred, which differs from the period in which the associated revenue will be recognized.

All cash consideration related to the transaction, $1,678,000 has been received by the Company as of December 31, 2006, with the exception of $259,000 most of which was received in the first quarter of 2007 and the remainder is expected to be received early in the second quarter of 2007.

The modifications contained in the restated financial statements relate to revenue and deferred revenues. It affected the elements of cash flow, but did not have any impact to net cash flow from operations as reported in the statements of cash flows. The total impact of this restatement on the Company’s statement of operations was to decrease the net income applicable to common shareholders for the year ended December 31, 2005 by $611,000 or $.20 for both basic and diluted earnings per share, and to decrease net income applicable to common shareholders for the year ended December 31, 2004 by $610,000 or $.21 and $.20 per share for basic and diluted earnings per share, respectively.

As a result of the correction of the errors described above, the Company restated its financial statements included in the Annual Report on Form 10-K/A as follows:

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2005 As previously reported	2005 As restated
ASSETS
Current assets:
Cash and cash equivalents	$9,484,000	$9,484,000
Restricted Cash	225,000	225,000
Receivables, net of reserves of $310,000	5,037,000	5,037,000
Prepaid expenses and other	485,000	485,000
Total current assets	15,231,000	15,231,000

Property and equipment, net	1,038,000	1,038,000
Intangibles, net	1,999,000	1,999,000
Capitalized software development costs, net	2,055,000	2,055,000
Goodwill	1,100,000	1,100,000
Other long-term assets	189,000	189,000
Total assets	$21,612,000	$21,612,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,969,000	$3,969,000
Deferred revenues	5,767,000	5,767,000
Total current liabilities	9,736,000	9,736,000

Long-term liabilities
Deferred revenue	-	1,221,000
Deferred tax liability	7,000	7,000
Total long-term liabilities	7,000	1,228,000

Commitments and contingencies	-	-

Common stock, $.01 par value, 25,000,000 shares authorized, 3,585,000 shares issued	36,000	36,000
Additional paid-in capital	27,116,000	27,116,000
Accumulated comprehensive loss - translation adjustment	(935,000)	(935,000)
Accumulated deficit	(14,140,000)	(15,361,000)
Less: Treasury stock at cost,	(208,000)	(208,000)
Total stockholders’ equity	11,869,000	10,648,000
Total liabilities and stockholders' equity	$21,612,000	$21,612,000

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,	2005		2004
	As previously reported	As restated	As previously reported	As restated

Revenues:
Software license fees	$8,240,000	$8,240,000	$7,992,000	$7,392,000
Services and maintenance	14,525,000	13,914,000	11,325,000	11,315,000
Total revenues	22,765,000	22,154,000	19,317,000	18,707,000
Costs and expenses:
Cost of software license fees	1,178,000	1,178,000	1,838,000	1,838,000
Cost of services and maintenance	8,261,000	8,261,000	6,356,000	6,356,000
Product development	2,461,000	2,461,000	1,431,000	1,431,000
Sales and marketing	6,192,000	6,192,000	5,565,000	5,565,000
General and administrative	3,003,000	3,003,000	2,051,000	2,051,000

Total costs and expenses	21,095,000	21,095,000	17,241,000	17,241,000

Income (loss) from operations	1,670,000	1,059,000	2,076,000	1,466,000

Interest income	165,000	165,000	58,000	58,000
Income (loss) before income taxes	1,835,000	1,224,000	2,134,000	1,524,000
Income tax expense	7,000	7,000	-	-
Net income (loss)	$1,828,000	$1,217,000	$2,134,000	$1,524,000
Basic net income (loss) per share	$.59	$.39	$.72	$.51
Diluted net income (loss) per share	$.59	$.39	$.71	$.51
Weighted average shares used in computing basic net income (loss) per share	3,093,000	3,093,000	2,960,000	2,960,000
Weighted average shares used in computing diluted net income (loss)per share	3,116,000	3,116,000	3,001,000	3,001,000

3.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Astea International Inc. and its wholly owned subsidiaries and branches. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant assets and liabilities that are subject to estimates include allowances for doubtful accounts, goodwill and other acquired intangible assets, deferred tax assets and certain accrued and contingent liabilities.

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

Astea recognizes revenue from license sales when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the license fee is fixed and determinable and the collection of the fee is probable. We utilize written contracts as a means to establish the terms and conditions by which our product’s, support and services are sold to our customers. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs after a license key has been delivered electronically to the customer. Revenue for arrangements with extended payment terms in excess of one year is recognized when the payments become due, provided all other recognition criteria are satisfied. If collectibility is not considered probable, revenue is recognized when the fee is collected. Our typical end user license agreements do not contain acceptance clauses. However, if acceptance criteria is required, revenues are deferred until customer acceptance has occurred.

Astea allocates revenue to each element in a multiple-element arrangement based on the elements’ respective fair value, determined by the price charged when the element is sold separately. Specifically, Astea determines the fair value of the maintenance portion of the arrangement based on the price, at the date of sale, if sold separately, which is generally a fixed percentage of the software license selling price. The professional services portion of the arrangement is based on hourly rates which the Company charges for those services when sold separately from software. If evidence of fair value of all undelivered elements exist, but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. If an undelivered element for which evidence of fair value does not exist, all revenue in an arrangement is deferred until the undelivered element is delivered or fair value can be determined. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The proportion of the revenue recognized upon delivery can vary from quarter-to-quarter depending upon the determination of vendor-specific objective evidence (“VSOE”) of fair value of undelivered elements. The residual value, after allocation of the fee to the undelivered elements based on VSOE of fair value, is then allocated to the perpetual software license for the software products being sold.

When appropriate, the Company may allocate a portion of its software revenue to post-contract support activities or to other services or products provided to the customer free of charge or at non-standard rates when provided in conjunction with the licensing arrangement. Amounts allocated are based upon standard prices charged for those services or products which, in the Company’s opinion, approximate fair value. Software license fees for resellers or other members of the indirect sales channel are based on a fixed percentage of the Company’s standard prices. The Company recognizes software license revenue for such contracts based upon the terms and conditions provided by the reseller to its customer.

Revenue from post-contract support is recognized ratably over the term of the contract, which is generally twelve months on a straight-line basis. Consulting and training service revenue is generally unbundled and recognized at the time the service is performed. Fees from licenses sold together with consulting services are generally recognized upon shipment, provided that the contract has been executed, delivery of the software has occurred, fees are fixed and determinable and collection is probable.

Reimbursable Expenses

The Company charges customers for out-of-pocket expenses incurred by its employees during the performance of professional services in the normal course of business. In accordance with Emerging Issues Task Force 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” billings for out-of-pocket expenses that are reimbursed by the customer are to be included in revenues with the corresponding expense included in cost of services and maintenance. During fiscal years 2006, 2005 and 2004, the Company billed $329,000, $370,000, and $296,000 respectively, of reimbursable expenses to customers.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. The Company also records an additional allowance based on certain percentages of aged receivables, which are determined based on historical experience and management’s assessment of the general financial conditions affecting the Company’s customer base. Once management determines that an account will not be collected, the account is written off against the allowance for doubtful accounts. If actual collections experience changes, revisions to the allowances may be required. Activity in the allowance for doubtful accounts is as follows:
Year Ended December 31	Balance at beginning of year	Expensed	Write offs	Balance at end of year
2006	$310,000	$67,000	$214,000	$163,000
2005	411,000	227,000	328,000	310,000
2004	810,000	84,000	483,000	411,000

The decrease in bad debt expense in 2006 is primarily due to improvement in customer payment performance.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Based on all information available, the Company believes its allowance for doubtful accounts as of December 31, 2006 is adequate. However, actual write-offs might exceed the recorded allowance.

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

Impairment of Long Lived Assets

The Company evaluates its long-lived assets, including certain identifiable intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. As of December 31, 2006, the Company has determined that no impairment has occurred.

Capitalized Software Development Costs

The Company capitalizes software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The Company capitalizes software development costs subsequent to the establishment of technological feasibility through the product’s availability for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Development costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (usually two years), beginning with the initial release to customers. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of December 31, 2006, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

        Goodwill

The Company tests goodwill for impairment annually at September 30 of each fiscal year at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. If an event occurs or circumstances change that would likely reduce the fair value of a reporting unit below its carrying value, goodwill is evaluated for impairment between annual tests.

On September 21, 2005, the Company acquired the assets and certain liabilities of FieldCentrix, Inc. through its wholly-owned subsidiary, FC Acquisition Corp. Included in the allocation of the purchase price was goodwill valued at $1,100,000.

The purchase agreement provided for an earnout provision through June 30, 2007 that pays the sellers a percentage of certain license revenues and certain professional services. Due to the contingent nature of such payments, the value of the future payments was not included in the purchase price. However, under FAS 141, as such sales transactions occur, the related earnout amounts are added to the purchase price, specifically goodwill, which for the year ended December 31, 2006 totaled $153,000. At December 31, 2006 goodwill is $1,253,000.

Major Customers

In 2006 no customer represented more than 10% of total revenues. In 2005 there was one customer EDS, that represented 24% of revenues and in 2004, Carrier Corporation accounted for 16% of the Company’s revenues. One customer represented 11% of total accounts receivable at December 31, 2006. No customer accounted for 10% or more of total accounts receivable at December 31 2005.

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

         Advertising

Advertising costs are expensed when incurred. Advertising for the years ended December 31, 2006, 2005, and 2004 were $98,000, $101,000 and $86,000 respectively.

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

Net Income (Loss) Per Share

The Company presents earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Pursuant to SFAS No. 128, dual presentation of basic and diluted earnings per share (“EPS”) is required for companies with complex capital structures on the face of the statements of operations. Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. Under the treasury stock method it is assumed that dilutive stock options are exercised. Furthermore, it is assumed that the proceeds are used to purchase common stock at the average market price for the period. The difference between the numbers of the shares assumed issued and the number of shares assumed purchased represents the dilutive shares.

For the year ended December 31, 2006, the Company sustained a loss. All options outstanding at December 31, 2006 to purchase shares of common stock were excluded from the diluted loss per common share calculation as the inclusion of these options would have been antidilutive. At December 31, 2005 and 2004 there were 22,743 and 41,178 net additional dilutive shares assumed to be converted at an average exercise price of $5.06 and $4.52 per share. Additionally, at December 31, 2005 and 2004 the Company had 41,975 and 51,950 antidilutive shares that were excluded from diluted earnings per share calculation due to their antidilutive nature.

	(in thousands, except per share data)
Year Ended December 31,	2006	2005 (restated)	2004 (restated)
Net income (loss)	$(4,982)	$1,217	$1,524
Basic weighted average number of common shares outstanding	3,547	3,093	2,960
Basic earnings (loss) per common share	$(1.40)	$.39	$.51
Effect of dilutive stock options	-	23	41
Diluted weighted average number of common shares outstanding	3,547	3,116	3,001
Diluted earnings (loss) per common share	$(1.40)	$.39	$.51

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

Stock Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under this method, compensation costs recognized during 2006, include (a) compensation costs for all share-based payments granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date value estimated in accordance with the original provision SFAS 123 and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R).

The Company had a choice of two attribution methods for allocating compensation costs under SFAS No. 123(R): the “straight-line” method, which allocates expense on a straight-line basis over the requisite service period of the last separately vesting portion of an award, or the “graded vesting attribution method”, an accelerated amortization method, which allocates expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was in-substance, multiple awards. We chose the graded vesting attribution method and accordingly, amortize the fair value of each option tranche over the respective tranche’s requisite service period.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and amortizes, the estimated option value using an accelerated amortization method where each option grant is split into tranches based on vesting periods. The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience regarding similar awards, giving consideration to the contractual terms of the share-based awards and employee termination data and guidance provided by the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107 (“SAB 107”). Executive level employees who hold a majority of the options outstanding, and non-executive level employees were each found to have similar historical option exercise and termination behavior and thus were grouped for valuation purposes. The Company’s expected volatility is based on the historical volatility of its traded common stock in accordance with the guidance provided by SAB 107 to place exclusive reliance on historical volatilities to estimate our stock volatility over the expected term of its awards. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. Results for prior periods have not been restated.

Under the Company’s stock option plans, options awards generally vest over a four year period of continuous service and have a 10 year contractual term. The fair value of each option is amortized on a straight-line basis over the option’s vesting period. The fair value of each option is estimated on the date of the grant using the Black-Scholes option valuation model and the following average assumptions as of December 31, 2006.

	For the year ended	For the year ended	For the year ended
	December 31, 2006	December 31, 2005	December 31, 2004
Risk-free interest rate	4.77%	4.32%	4.18%
Expected life (in years)	6.15	6.25	6.25
Volatility	115%	117%	121%
Expected dividends	-	-	-
Annual forfeiture rate	24.5%	-	-

The weighted-average fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was estimated as $5.90, $6.72 and $5.30 respectively.

Prior to the adoption of FAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under FAS 123. The exercise price of the Company’s stock options granted to employees and directors equaled the market value of the underlying stock at the date of grant. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statement of operations because the average price of the Company’s stock options granted to employees and directors equaled the market value of the underlying stock at the date of the grant.

The following table illustrates the effect on the net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to options granted under the Company’s stock option plan in all periods presented.

	Year ended December 31
	2005	2004
Net income - as restated	$1,217,000	$1,524,000
Add: Stock based compensation included in net income as reported	-	-
Deduct stock based compensation determined under fair value based methods for all awards	(388,000)	(252,000)
Net income - pro forma	$829,000	$1,272,000
Basic income per share - as reported	$.39	$.51
Diluted income per share - as reported	$.39	$.51

Basic income per share - pro forma	$.27	$.43
Diluted income per share - pro forma	$.27	$.42

Prior to the adoption of SFAS 123(R), the Company included all tax benefits associated with stock-based compensation as operating cash flows in the consolidated statements of cash flows. SFAS 123(R), requires any reduction in taxes payable resulting from tax deductions that exceed the recognized compensation expense (excess to tax benefits) to be classified as financing cash flows. The Company did not have any excess tax benefit for the year ending December 31, 2006.

Reclassifications

Certain reclassifications of prior years’ amounts have been made to conform to the current year presentation.

        Recent Accounting Standards or Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109”, which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on our results of operations or our financial position.

In September2006, the FASB issued FAS No 157, Fair Value Measurement (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. FAS 157 is effective for years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, “(SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The effective date of SAP 108 is for fiscal years ended on or before November 15, 2006. This pronouncement did not have any impact on the Company’s consolidated financial statements.

4.  Receivables

December 31,	2006	2005
Billed receivables	$5,301,000	$4,719,000
Unbilled receivables	1,559,000	318,000
	$6,860,000	$5,037,000

Billed receivables represent billings for the Company’s products and services to end users and value added resellers. Unbilled receivables represent contractual amounts due within one year under software licenses that have been delivered but have not been billed. Billed receivables are shown net of reserves for estimated uncollectible amounts.

5. Property and Equipment

		December 31,
	Useful Life	2006	2005
Computers and related equipment	3	$3,165,000	$2,879,000
Furniture and fixtures	10	512,000	504,000
Leasehold improvements	*	128,000	122,000
Software	1-3	365,000	280,000
Office equipment	3-7	1,234,000	1,238,000
		5,404,000	5,023,000
Less: Accumulated depreciation and amortization		(4,756,000)	(3,985,000)
		$648,000	$1,038,000

*Leasehold improvements are amortized over the assets estimated useful life or lease term, whichever is less.

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $717,000, $538,000 and $286,000, respectively.

6. Capitalized Software Development Costs

		December 31,
	Remaining Weighted Average Life	2006	2005
Capitalized software development costs	1.42	$9,585,000	$6,764,000
Less: Accumulated amortization		(5,949,000)	(4,709,000)
		$3,636,000	$2,055,000

The Company capitalized software development costs for the years ended December 31, 2006, 2005 and 2004 of $2,821,000, $1,555,000 and $1,380,000, respectively. Amortization of software development costs for the years ended December 31, 2006, 2005 and 2004 was $1,240,000, $1,020,000 and $1,088,000, respectively, and is reflected in cost of software license fees in the financial statements. The Company amortizes software developments cost on a straight-line basis over the estimated useful lives of the product (two years) and expects to amortize approximately $2,105,000 during 2007 and $1,531,000 in 2008 based on products currently released for sale.

7. Intangible Assets

Intellectual property and customer lists (“intangible assets”) acquired as part of the FieldCentrix acquisition are amortized on a straight-line basis over their estimated annual lives or over the period of their expected benefit, generally ranging from 5 to 10 years. Amortization expense related to these intangible assets was $280,000 and $81,000 for the years ended December 31, 2006 and 2005, respectively.

			Accumulated Amortization		Net Carrying Value
Description	Weighted Avg. Life	Gross Cost	2006	2005	2006	2005
Software	5 years	$720,000	$186,000	$42,000	$534,000	$678,000
Customer Relationship List	10 years	1,360,000	175,000	39,000	1,185,000	1,321,000
		$2,080,000	$361,000	$81,000	$1,719,000	$1,999,000

Estimated amortization expense for each of the next five years is as follows:

Amortization Expense
2007	280,000
2008	280,000
2009	280,000
2010	238,000
2011	136,000

8.  Accounts Payable and Accrued Expense

December 31,	2006	2005
Accounts payable	$1,025,000	$926,000
Accrued compensation and related benefits	1,568,000	1,389,000
Accrued professional services	316,000	182,000
Sales and payroll taxes	403,000	695,000
Other accrued liabilities	618,000	777,000
	$3,930,000	$3,969,000

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

The provision for income taxes is as follows:

Years ended December 31,	2006	2005	2004
Current:
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-
	-	-	-
Deferred:
Federal	$27,000	$6,000	$-
State	2,000	1,000	-
	$29,000	$7,000	$-

Pre-tax loss for domestic locations for the years ended December 31, 2006 and 2005 was $4,078,000 and $55,000, respectively. For years ended December 31, 2004 domestic pre-tax income was $913,000. Foreign locations had pre-tax loss of $875,000 for the year ended December 31, 2006 and pre-tax income of $1,279,000 and $611,000 for years ended December 31, 2005 and 2004, respectively.

The approximate income tax effect of each type of temporary difference is as follows:

December 31,	2006	2005
Deferred income tax assets:
Revenue recognition	$40,000	$29,000
Accruals and reserves not currently deductible for tax	203,000	122,000
Benefit of net operating loss carryforward	10,201,000	8,447,000
Benefit of foreign net operating loss carryforward	2,041,000	2,548,000
Depreciation	221,000	65,000
Alternative minimum tax	370,000	370,000
Capital loss carryforward	-	10,000
Non-qualified stock options	24,000
	13,100,000	11,591,000
Deferred income tax liabilities:
Capitalized software development costs	(1,346,000)	(761,000)
Amortization of deductible goodwill	(36,000)	(7,000)

	(1,382,000)	(768,000)
Net deferred tax asset before allowance	(11,718,000)	(10,823,000)
Valuation allowance	(11,754,000)	(10,830,000)
Net deferred income tax liability	$(36,000)	$(7,000)

Realization of deferred tax assets is primarily dependent on future taxable income, the amount and timing of which is uncertain. The valuation allowance is adjusted on a periodic basis to reflect management’s estimate of the realizable value of the net deferred tax assets. Therefore, a valuation allowance has been recorded for the entire net deferred tax asset with the exception of $36,000 related to the deferred tax liability associated with indefinite-lived intangible assets in accordance with SFAS No. 142. Because indefinite-lived intangible assets and goodwill are not amortized for book purposes, the related deferred tax liabilities will not reverse until some indeterminate future period when the assets becomes impaired, are disposed of, or in the case of indefinite-lived intangible assets, begin to reverse if they are reclassified as an amortizing intangible asset. SFAS No. 109 requires the expected timing of future reversals of deferred tax liabilities to be taken into account when evaluating the realizability of deferred tax assets. Therefore, the Company believes the reversal of deferred tax liabilities related to indefinite-lived intangible assets and goodwill should not be considered a source of future taxable income when assessing the realization of the Company’s deferred tax assets. And as a result a deferred expense has been recorded.

In 2004 the Company utilized $494,000 of its reserved deferred tax asset to offset its provision for income taxes, primarily from the utilization of its net operating loss carryforward and turning of certain accruals. In the years ended December 31, 2006 and 2005, there were no income taxes owed, as the Company had tax losses.

The Company has a tax holiday in Israel, which expires in 2014. Net income for the Israeli subsidiary was $425,000 and $417,000 for the years ended December 31, 2006 and 2005, respectfully. The Israeli subsidiary has net carryforward losses for Israeli tax purposes of approximately $0.7 million.

As of December 31, 2006, the Company had a net operating loss carryforward for United States federal income tax purposes of approximately $30,002,000. Included in the aggregate net operating loss carryforward is $8,895,000 of tax deductions related to equity transactions, the benefit of which will be credited to stockholders’ equity, if and when realized after the other tax deductions in the carryforwards have been realized. The net operating loss carryforwards expire in 2016 through 2025.

The Company does not provide for federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. At December 31, 2006, the Company had not provided federal income taxes on cumulative earnings of individual international subsidiaries of $2,691,000. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions. Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. As noted above, the Company has significant net operating loss carryforwards for U.S. federal income taxes purposes, which are available to offset the potential tax liability if the earnings were to be distributed.

The extent to which the loss carryforward can be used to offset future taxable income and tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period.

10.  Line of Credit

On May 23, 2006 the Company entered into a secured revolving line of credit (Line) agreement with a bank. Maximum available borrowings under the Line represent the lesser of 80% of the Borrowing Base, which is defined as Eligible Accounts Receivables, or $4.0 million. Amounts outstanding on the line of credit were zero on December 31, 2006. Interest is payable monthly based on the Bank’s prime rate, which was 8.25% at December 31, 2006. The Company pays a quarterly fee for the unused portion of the line of credit. The fee is .25% for the unused portion of the available line of credit. For 2006, the Company paid $5,000 in unused line of credit fees.

11.   Commitments and Contingencies

The Company leases facilities and equipment under noncancelable operating leases. Rent expense for facility leases for the years ended December 31, 2006, 2005 and 2004 was $1,065,000, $780,000 and $701,000, respectively. Equipment and vehicle expense for the years ended December 31,, 2006, 2005 and 2004 was $249,000, $210,000 and $154,000.
Future minimum lease payments under the Company’s leases as of December 31, 2006 are as follows:

Operating Leases
2007	$1,398,000
2008	778,000
2009	167,000
2010	37,000
2011	18,000
Thereafter	17,000
Total minimum lease payments	$2,415,000

The Company has a letter of credit of $225,000 as of December 31, 2006 related to a lease obligation. The letter of credit is collateralized by a certificate of deposit of $225,000 which is reported as restricted cash. The letter of credit may be reduced by $75,000 per year in November. Under the lease agreement, it is set to expire in February 2009.

From time to time, the Company may be involved in certain legal actions and customer disputes arising in the ordinary course of business. In the Company’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial position or results of operations.

12.  Profit Sharing Plan/Savings Plan

The Company maintains a discretionary profit sharing plan, including a voluntary Section 401(k) feature, covering all qualified and eligible employees. Company contributions to the profit sharing plan are determined at the discretion of the Board of Directors. The Company matches 25% of eligible employees’ contributions to the 401(k) plan up to a maximum of 1.5% of each employee’s compensation. The Company contributed approximately $85,000, $53,000 and $50,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

13.  Equity Plans

Share-Based Awards

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), Share-Based Payments, using the modified-prospective transition method, and therefore, has not restated its financial statements for prior periods. For awards expected to vest, compensation cost recognized in the year ended December 31, 2006 includes the following: (a) compensation cost, based on the grant-date estimated fair value and expense attribution method of SFAS 123, related to any share-based awards granted through, but not yet vested as of January 1, 2006, and (b) compensation cost for any share-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards issued in the form of stock options on the date of the grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period. The Company estimated, at the adoption of SFAS No. 123(R), the value of an additional paid-in capital pool for tax impacts related to employee share-based compensation awards for which compensation costs were reflected in our pro forma disclosures required under SFAS No. 123 to be approximately $357,000. Although not recorded in the financial statements, this pool (a hypothetical credit in paid-in capital) can be utilized to charge tax expense (recorded as deferred tax asset), which are ultimately not realizable when stock options are exercised or expire. As the Company presently has valuation allowances related to its deferred tax assets, the use of the hypothetical pool could not occur until such valuation reserve has been eliminated.

As a result of adopting SFAS 123(R), for the year ended December 31, 2006 loss before income taxes and net loss was $397,000 higher than if the Company had continued to account for share-based compensation under APB 25. The basic and diluted loss per share for the year ended December 31, 2006 was $0.11 greater than if the Company had continued to account for share-based compensation under APB 25.

As of December 31, 2006, the total unrecognized compensation cost related to non-vested options amounted to $686,000, which is expected to be recognized over the options’ remaining vesting periods of 3.86 years. No income tax benefit was realized by the Company in the year ended December 31, 2006 as the Company reported an operating loss and maintained a full valuation allowance on its net deferred tax asset.

Stock Option Plans

The Company has Stock Option Plans (the “Plans”) under which incentive and non-qualified stock options may be granted to its employees, officers, directors and others. Generally, incentive stock options are granted at fair value, become exercisable over a four-year period, and are subject to the employee’s continued employment. Non-qualified options are granted at exercise prices determined by the Board of Directors and vest over varying periods. A summary of the status of the Company’s stock options as of December 31, 2006, 2005 and 2004 and changes during the years then ended are as follows:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
	Shares Available for Grant	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Balance, December 31, 2003	116,000	478,000	$5.99	213,000	$7.91
Granted		110,000	5.65	-	-
Cancelled		(155,000)	6.32	-	-
Exercised		(37,000)	4.70	-	-
Expired		-	-	-	-
Balance, December 31, 2004	113,000	396,000	$5.73	190,000	$7.09
Granted		205,000	7.22	-	-
Cancelled		(129,000)	6.95	-	-
Exercised		(162,000)	4.88	-	-
Expired		-	-	-	-
Balance, December 31, 2005	36,000	310,000	$7.04	89,000	$9.11
Authorized			-	-	-
Granted		222,000	6.91	-	-
Cancelled		(99,000)	6.84	-	-
Exercised		(6,000)	3.23	-	-
Expired			-	-	-
Balance, December 31, 2006	242,000	427,000	$6.71	118,000	$6.59

During the second quarter of 2006, the shareholders of the Company approved the 2006 Stock Option Plan in order to fulfill the Company’s needs of attracting new managerial and technical talent and retaining existing talent. The 2006 Plan authorizes the issuance of a maximum of 350,000 shares of Common Stock of the Company.

The following table summarizes outstanding options that are vested and expected to vest under the Company’s stock option plans as of December 31, 2006.

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	427,000	$6.71	8.25	$409,569

Ending Vested and Expected to Vest	309,000	$6.70	0.95	$325,632

Options Exercisable	118,000	$6.59	5.91	$186,345

The intrinsic value of options exercised for the years ending December 31, 2006, 2005 and 2004 was $35,000, $1,201,000 and $55,000 respectively. The total fair value of shares vested for the years December 31, 2006, 2005 and 2004 was $263,000, $69,000 and $243,000, respectively

The Company’s policy is to issue shares from the pool of authorized but unissued shares upon the exercise of stock options.

A summary of the status of the Company’s nonvested share options as of December 31, 2006 is presented below:

Non Vested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31, 2005	221,000	$6.53
Granted	222,000	$6.91
Vested	(54,000)	$5.32
Forfeited or expired	(80,000)	$6.84
Nonvested at December 31, 2006	309,000	$6.70

In accordance with Staff Accounting Bulletin No. 107, we classified share-based compensation expense within the cost of services and maintenance, development, sales and marketing, and general and administrative expenses. The following table shows total share based compensation expense included in the Consolidated Statement of Operations:

Year Ended December 31, 2006
Cost of Revenues	$45,000
Development	90,000
Sales & Marketing	123,000
General & Administrative	139,000
Pre-tax share based compensation	$397,000
Income tax benefit	-
Share-based compensation expense, net	$397,000

Employee Stock Purchase Plan

In May 1995, the Company adopted an employee stock purchase plan (the “ESPP”) which allows full-time employees with one year of service the opportunity to purchase shares of the Company’s common stock through payroll deductions at the end of bi-annual purchase periods. The purchase price is the lower of 85% of the average market price on the first or last day of the purchase periods. An employee may purchase up to a maximum of 100 shares or 10% of the employee’s base salary, whichever is less, provided that the employee’s ownership of the Company’s stock is less than 5% as defined in the ESPP. Pursuant to the ESPP, 50,000 shares of common stock were reserved for issuance. During 2005 and 2004 shares purchased were 500 and 500, respectively. The plan expired on June 30, 2005 and was not renewed.

14.  FieldCentrix Acquisition

On September 21, 2005, the Company, through a newly formed wholly-owned subsidiary, FC Acquisition Corp., acquired substantially all of the assets of FieldCentrix, Inc., a leading provider of mobile workforce automation, pursuant to an Asset Purchase Agreement for $3,336,000 of Company stock. The total cost of the acquisition including earnout through December 31, 2006, legal, accounting and investment banking fees was $3,777,000.

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

Ten percent of the shares issued were deposited into escrow to cover any claims for indemnification made by the Company or FC Acquisition Corp. against FieldCentrix under the Purchase Agreement. This stock escrow was released to FieldCentrix on September 30, 2006. Additionally, FieldCentrix deposited $177,243 into an escrow account to cover any uncollected accounts receivable and/or maintenance revenues of customers who had not consented to the assignment of their contracts with FieldCentrix Inc. to FC Acquisition Corp. The cash escrow was analyzed in January 2006 with a portion being released to FC Acquisition Corp. for the total of uncollected accounts receivable and unassigned maintenance contracts that existed at the date of the acquisition.

The purchase price of FieldCentrix was allocated as follows:

Assets acquired	Total Allocation
Cash	$906,000
Accounts receivable	384,000
Prepaid expenses	80,000
Property and equipment	730,000
Software	721,000
Customer relations	1,360,000
Other assets	31,000
Goodwill	1,253,000

5,465,000
Less liabilities assumed:
Accrued expenses	721,000
Deferred revenue	967,000

1,688,000

Total purchase price	$3,777,000

Goodwill is expected to be deductible for tax purposes.

The acquisition of the long lived assets described above resulted in depreciation and amortization expense to the Company. All assets above were depreciated or amortized, as appropriate, using the straight-line method over the following estimated useful lives. Certain assets were fully depreciated in 2006. Those with longer lives continue to be depreciated and amortized over the estimated useful lives.

15.      Unaudited Pro Forma Financial Information

Unaudited pro forma financial information for the years ended December 31, 2005 and 2004 as though the FieldCentrix acquisition had occurred on January 1, 2004 is as follows:

	Year ended December 31,
	2005 (restated)	2004 (restated)

Revenues	$26,921,000	$27,150,000
Net (loss)	$(1,894,000)	$(2,568,000)
Net (loss) per common share
Basic	$(.56)	$(.77)
Diluted	$(.56)	$(.77)
Weighted shares outstanding
Basic	3,397,000	3,318,000
Diluted	3,397,000	3,318,000

16. Geographic Segment Data

The Company and its subsidiaries are engaged in the design, development, marketing and support of its service management software solutions. Substantially all revenues result from the license of the Company’s software products and related professional services and customer support services. The Company’s chief executive officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to have three reporting segments, specifically the license, implementation and support of its software.

Year ended December 31,	2006	2005 (restated)	2004 (restated)
Revenues:
Software license fees
United States
Domestic	$3,546,000	$2,983,000	$4,285,000
Export	-	-	-
Total United States
software license fees	3,546,000	2,983,000	4,285,000

United Kingdom	589,000	4,580,000	1,674,000
Other foreign	535,000	677,000	1,433,000
Total foreign software
license fees	1,124,000	5,257,000	3,107,000
Total software license fees	4,670,000	8,240,000	7,392,000

Services and maintenance
United States
Domestic	10,580,000	8,128,000	6,719,000
Export	593,000	304,000	749,000
Total United States service
and maintenance revenue	11,173,000	8,432,000	7,468,000

United Kingdom	1,822,000	2,248,000	1,824,000
Other foreign	2,619,000	3,234,000	2,023,000
Total foreign service and
maintenance revenue	4,441,000	5,482,000	3,847,000
Total service and
maintenance revenue	15,614,000	13,914,000	11,315,000
Total revenue	$20,284,000	$22,154,000	$18,707,000

Net income(loss) from operations
United States	$(4,107,000)	$(62,000)	$913,000
United Kingdom	(1,533,000)	256,000	(657,000)
Other foreign	658,000	1,023,000	1,268,000
Net income(loss) from operations	$(4,982,000)	$1,217,000	$1,524,000

Long lived assets
United States	$7,050,000	$6,000,000	$1,865,000
United Kingdom	59,000	67,000	55,000
Other foreign	322,000	314,000	183,000
Total asset	$7,431,000	$6,381,000	$2,103,000

17.  Selected Consolidated Quarterly Financial Data (Unaudited)

2006 Quarter Ended	Dec 31,	Sep 30, (restated)	Jun 30, (restated)	Mar 31, (restated)
Revenues	$5,693,000	$6,349,000	$4,399,000	$3,843,000
Gross profit	2,637,000	3,509,000	1,497,000	692,000
Net income(loss)(1)	(713,000)	45,000	(2,035,000)	(2,279,000)

Basic net income(loss) per share	$(.20)	$.01	$(.57)	$(.64)
Diluted net income(loss) per share	$(.20)	$.01	$(.57)	$(.64)
Shares used in computing basic net income(loss) per share (in thousands)	3,549	3,549	3,547	3,543
Shares used in computing diluted net income(loss) per share (in thousands)	3,549	3,567	3,547	3,543

2005 Quarter Ended	Dec 31, (restated)	Sep 30, (restated)	Jun 30, (restated)	Mar 31, (restated)
Revenues	$5,329,000	$8,089,000	$5,127,000	$3,609,000
Gross profit	2,584,000	5,757,000	2,870,000	1,504,000
Net income(loss)	(701,000)	2,629,000	199,000	(910,000)

Basic net income(loss) per share	$(.20)	$.89	$.07	$(.31)
Diluted net income(loss) per share	$(.20)	$85	$.06	$(.31)
Shares used in computing basic net income(loss) per share (in thousands)	3, 455	2,968	2,962	2,960
Shares used in computing diluted net income(loss) per share (in thousands)	3,485	3,106	3,056	2,960

(1)	Results of 2006 include cost of $397,000 for stock compensation plans as required under SFAS 123(R), effective at January 1, 2006. Prior years do not contain cost of stock compensation plans

In connection with the preparation of the 2006 Form 10-K, an error in the Company’s accounting for revenue recognition relating to a particular contract from 2004 was identified. In the fourth quarter of 2004, our U.K. subsidiary entered into a contract with a new customer, which contained a specified upgrade right for which we could not establish VSOE. According to accounting requirements, such revenue should be deferred until the upgrade was delivered and accepted. However, even though it was delivered in the first quarter of 2005, changes in the customers requirements, and subsequent concessions granted by the Company in October 2005 (which included an additional specified upgrade right) further delayed our ability to establish delivery and acceptance of the license which occurred. This additional specified upgrade was delivered in the first quarter of 2007. Accordingly, all revenue recognized in relation to the customer must be deferred until the complete upgrade was delivered to the customer. It was determined that revenue of $36,000, $126,000 and $129,000 must be deferred for the first, second and third quarters of 2006, respectively. The impact of the restatement was to decrease basic and diluted earnings per share by ($.01) in the first quarter of 2006, ($.03) in the second quarter of 2006, and ($.04) for the third quarter of 2006. For 2005, revenue of $161,000, $232,000, $160,000 and $58,000 must be deferred for the first, second, third and fourth quarters, respectively. The impact of the restatement was to decrease both basic and diluted earnings per share by ($.06) in the first quarter, ($.08) in the second quarter and ($.05) in the third quarter. For the fourth quarter of 2005, basic earnings per share decreased ($.01) and diluted earnings per share decreased ($.02).

The Company will amend its 2006 Forms 10-Q for the interim periods ended March 31, 2006, June 30, 2006 and September 30, 2006 shortly after the filing of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company’s management team, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), as of the last day of the period covered by this report, December 31, 2006. The term disclosure controls and procedures means the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, because of the material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2006. To address the material weaknesses in the Company’s internal control over financial reporting described below, we performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this report. As a result of these expanded procedures, the Company believes that the consolidated financial statements contained in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the fiscal years covered thereby in conformity with generally accepted accounting principles in the United States (“GAAP”).

In connection with the preparation of the 2006 Form 10-K, an error in the Company’s accounting for revenue recognition relating to a particular contract from 2004 was identified. In the fourth quarter of 2004, our U.K. subsidiary entered into a contract with a new customer. In 2004, the Company recognized all of the license revenue. In 2005 and the first three quarters of 2006, the Company recognized services and maintenance revenue based on work performed for the customer. However, the contract contained a specified upgrade right, which was delivered in the first quarter of 2005. According to accounting requirements, a specified upgrade right must be valued using vendor specific objective evidence (VSOE). The Company uses the residual method for recognizing revenue on its software licenses. In such instances, the accounting rules state that VSOE for a specified upgrade right cannot be determined and therefore, revenue must be deferred until all elements of the arrangement (which would include the specified upgrade) are delivered. Although the specified upgrade was delivered in the first quarter of 2005, changes in the customer’s requirements and subsequent concessions granted by the Company in October 2005 (which included an additional specified upgrade right), further delayed our ability to establish that delivery and acceptance of the license had occurred. This additional specified upgrade was delivered in the first quarter of 2007. Accordingly all revenue, including license, service and maintenance should have been deferred until the delivery and acceptance of the final element. Therefore, the Company restated its financial statements to defer all license, service and maintenance revenue recognized in relation to this contract in 2004, 2005 and the first three quarters of 2006, which was $610,000, $611,000 and $457,000, respectively.

In connection with the completion of its audit of and the issuance of an unqualified report on the Company's consolidated financial statements for the fiscal year ended December 31, 2006, the Company's independent registered public accounting firm, BDO Seidman, LLP ("BDO"), communicated to the Company's Audit Committee that the following matter involving the Company's internal controls and operations was considered to be a material weakness, as defined under standards established by the Public Company Accounting Oversight Board:

The Company does not maintain sufficiently detailed documentation regarding how modifications to its standard software license terms (and the related accounting impact, if any) comply with provisions in US GAAP, namely SOP 97-2 Software Revenue Recognition and SOP 98-9 Modification of SOP 97-2 Software Revenue Recognition with Respect to Certain Transactions and related practice aids issued by the American Institute of Certified Public Accountants (AICPA).

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected by the entity’s internal control.

The Company intends to immediately expand its internal contract documentation procedures in order to fully comply with all provisions of US GAAP, in order to completely correct the material weakness identified.

There were no changes that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None
PART III

Item 10.  Directors and Executive Officers of the Registrant.

Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement with 120 days after the end of this fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its 2006 Annual Meeting of Stockholders proposed to be held on May 30, 2007, and the information therein is incorporated herein reference.

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

Item 13.  Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the Proxy Statement under the heading “Certain Relationships and Related Transactions”.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the Proxy Statement under the heading “Principal Accountant Fees and Service”.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)(A) Consolidated Financial Statements.

i)              Consolidated Balance Sheets at December 31, 2006 and 2005

ii)	Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004
iii)            Consolidated Statements of Stockholders’ Equity for the years ended December 31,
2006, 2005, and 2004

iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 2nd day of April 2007.

ASTEA INTERNATIONAL INC.

By: /s/ Zack Bergreen
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

Signature	Title	Date

/s/ Zack Bergreen	Chief Executive Officer	April 2, 2007
Zack Bergreen	(Principal Executive Officer)

/s/ Rick Etskovitz	Chief Financial Officer	April 2, 2007
Rick Etskovitz	(Principal Financial and Accounting
Officer)

/s/ Eileen Smith	Controller	April 2, 2007
Eileen Smith

/s/ Thomas J. Reilly, Jr.	Director	April 2, 2007
Thomas J. Reilly, Jr.

/s/ Zack Bergreen	Director	April 2, 2007
Zack Bergreen

/s/ Adrian Peters	Director	April 2, 2007
Adrian Peters

/s/ Eric Siegel	Director	April 2, 2007
Eric Siegel

Consent of Independent Registered Public Accounting Firm

Astea International Inc. Subsidiaries
Horsham, Pennsylvania

We hereby consent to the incorporation by reference in the Registration Statements (Nos. 333-33825, 333-107757, 333-34865, and 333-61981) on Form S-8 and (Nos. 333-11949, 333-90394, and 333-17459) on Form S-3 of Astea International, Inc. and subsidiaries of our report dated March 30, 2007, relating to the consolidated financial statements of Astea International, Inc. and subsidiaries appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

BDO Seidman, LLP
Woodbridge, NJ

April 2, 2007