Form 10-Q/A
period 2006-03-31
ASTEA INTERNATIONAL INC
filed 2007-04-13
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________

FORM 10-Q/A
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          March 31, 2006

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from ________________  to _______________

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend the Astea International Inc. (the “Company”) Form 10-Q/A for the period ended March 31, 2006 in order to reflect the restatement of the Company’s Consolidated Financial Statements and amendments to related disclosures as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005. The restatements arose from the determination of the Company’s Audit Committee that all revenues, including license, services and maintenance, resulting from a contract from 2004 from the Company’s United Kingdom subsidiary should be deferred until the delivery and acceptance of the final undelivered element of such contract. The Company expects to recognize all of the revenues from such contract in the first quarter of 2007, with the exception of certain post contract support revenue, which will be recognized ratably over 2007 and 2008. The impact of the restatement for the periods presented in this report is to decrease revenues and increase deferred revenues.

Generally, no attempt has been made in the Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on May 12, 2006. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:

•	Part I - Item 1 - Financial Statements
•	Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

ASTEA INTERNATIONAL INC.

FORM 10-Q/A
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2006	December 31, 2005
	Restated	Restated
ASSETS
Current assets:
Cash and cash equivalents	$7,100,000	$9,484,000
Restricted cash	225,000	225,000
Receivables, net of reserves of $234,000 and $310,000	4,483,000	5,037,000
Prepaid expenses and other	628,000	485,000
Total current assets	12,436,000	15,231,000

Property and equipment, net	865,000	1,038,000
Intangibles, net	1,929,000	1,999,000
Capitalized software, net	2,466,000	2,055,000
Goodwill	1,083,000	1,100,000
Other assets	170,000	189,000
Total assets	$18,949,000	$21,612,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,054,000	$3,969,000
Deferred revenues	6,126,000	5,767,000
Total current liabilities	9,180,000	9,736,000

Long-term liabilities:
Deferred revenue	1,257,000	1,221,000
Deferred income taxes	7,000	7,000

Total long-term liabilities	1,264,000	1,228,000

Stockholders’ equity:
Common stock, $.01 par value, 25,000,000 shares authorized issued 3,585,000 and 3,585,000.	36,000	36,000
Additional paid-in capital	27,140,000	27,116,000
Cumulative translation adjustment	(823,000)	(935,000)
Accumulated deficit	(17,640,000)	(15,361,000)
Less: treasury stock at cost, 42,000 and 42,000 shares respectfully	(208,000)	(208,000)
Total stockholders’ equity	8,505,000	10,648,000
Total liabilities and stockholders’ equity	$18,949,000	$21,612,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006 (Restated)	2005 (Restated)
Revenues:
Software license fees	$125,000	$598,000
Services and maintenance	3,718,000	3,011,000
Total revenues	3,843,000	3,609,000
Costs and expenses:
Cost of software license fees	316,000	265,000
Cost of services and maintenance	2,835,000	1,840,000
Product development	893,000	608,000
Sales and marketing	1,248,000	1,249,000
General and administrative	907,000	583,000
Total costs and expenses	6,199,000	4,545,000
Loss from operations	(2,356,000)	(936,000)
Interest income, net	77,000	26,000
Loss before income taxes	(2,279,000)	(910,000)
Income tax expense	-	-
Net loss	$(2,279,000)	$(910,000)

Basic and diluted loss per share	$(0.64)	$(0.31)

Shares outstanding used in computing basic and diluted loss per share	3,543,000	2,960,000
Shares outstanding used in computing diluted loss per share	3,543,000	2,960,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006 (Restated)	2005 (Restated)
Cash flows from operating activities:
Net loss	$(2,279,000)	$(910,000)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	539,000	351,000
Increase in allowance for doubtful accounts	55,000	120,000
Stock based compensation	24,000	-
Changes in operating assets and liabilities:
Receivables	597,000	1,241,000
Prepaid expenses and other	(143,000)	(101,000)
Accounts payable and accrued expenses	(919,000)	(405,000)
Deferred revenues	412,000	138,000
Other long term assets	19,000	(6,000)
Net cash (used) provided by operating activities	(1,695,000)	428,000
Cash flows from investing activities:
Purchases of property and equipment	(59,000)	(85,000)
Capitalized software development costs	(651,000)	(219,000)
Adjustment to Goodwill	17,000	-
Net cash used in investing activities	(693,000)	(304,000)
Cash flows from financing activities:
Proceeds from issuance of stock through employee stock purchase plan	-	1,000

Effect of exchange rate changes on cash	4,000	(27,000)
Net (decrease) increase in cash and cash equivalents	(2,384,000)	98,000
Cash, beginning of period	9,484,000	4,483,000
Cash, end of period	$7,100,000	$4,581,000

See accompanying notes to the consolidated financial statements.

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements at March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in this Form 10-Q/A and in the Company’s 2005 and 2006 Annual Report on Form 10-K which are hereby incorporated by reference in this quarterly report on Form 10-Q/A. Results of operations and cash flows for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year.

In connection with the preparation of 2006 Form 10-K, an error in the Company’s accounting for revenue recognition relating to a particular contract from 2004 was identified. In the fourth quarter of 2004, our U.K. subsidiary entered into a contract with a new customer. In 2004, the Company recognized all of the license revenue. In 2005 and the first three quarters of 2006, the Company recognized services and maintenance revenue based on work performed for the customer. However, the contract contained a specified upgrade rights, which was delivered in the first quarter of 2005. According to accounting requirements, a specified upgrade right must be valued using vendor specific objective evidence (VSOE). The Company uses the residual method for recognizing revenue on its software licenses. In such instances, the accounting rules state that VSOE for a specified upgrade right cannot be determined and , therefore, revenue must be deferred until all elements of the arrangement (which would include the specified upgrade) are delivered. Although the specified upgrade was delivered in the first quarter of 2005, changes in the customer’s requirements and subsequent concessions granted by the Company in October 2005 (which included an additional specified upgrade right), further delayed our ability to establish that delivery and acceptance of the license had occurred. This additional specified upgrade was delivered in the first quarter of 2007. Accordingly all revenue, including license, service and maintenance should have been deferred until the delivery and acceptance of the final element. Therefore, the Company restated its financial statements to defer all license, service and maintenance revenue recognized in relation to this contract in 2004, 2005 and the first three quarters of 2006, which was $610,000, $611,000 and $457,000, respectively. The Company’s policy is to recognize expenses as incurred when revenues are deferred in connection with transactions where VSOE cannot be established for an undelivered element as the Company follows the accounting requirements of SOP 97-2. Accordingly, all cost associated with the contract were recorded in the periods when incurred, which differs from the period in which the associated revenue will be recognized.

The impact of the adjustment on the quarters ended March 31, 2006 and 2005 contained in this Form 10-Q/A is to decrease service and maintenance revenue by $36,000 and $161,000, respectively on the Consolidated Statements of Operations and to increase deferred revenues by $36,000 and $161,000, respectively, on the Consolidated Balance Sheets. The Consolidated Statements of Cash Flows and Notes to Unaudited Financial Statements have been restated where applicable to reflect the adjustment.

The adjustment to net (loss) for the three months ended March 31, 2006 and 2005 is summarized below:

	Three Months Ended
	March 31,
	2006	2005

Net (loss), as previously reported	$(2,243,000)	$(749,000)

Adjustment (pre-tax):

Service and maintenance revenue	(36,000)	(161,000)

Tax effect of restatement adjustment	-	-

Net (loss) restated	$(2,279,000)	$(910,000)

The Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005, included in the Form 10-Q/A have been restated to include the effect of this adjustment as follows:

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2006		December 31, 2005
	As previously reported	As Restated	As previously reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$7,100,000	$7,100,000	$9,484,000	$9,484,000
Restricted cash	225,000	225,000	225,000	225,000
Receivables, net of reserves of $234,000 and $310,000	4,483,000	4,483,000	5,037,000	5,037,000
Prepaid expenses and other	628,000	628,000	485,000	485,000
Total current assets	12,436,000	12,436,000	15,231,000	15,231,000

Property and equipment, net	865,000	865,000	1,038,000	1,038,000
Intangibles, net	1,929,000	1,929,000	1,999,000	1,999,000
Capitalized software, net	2,466,000	2,466,000	2,055,000	2,055,000
Goodwill	1,083,000	1,083,000	1,100,000	1,100,000
Other assets	170,000	170,000	189,000	189,000
Total assets	$18,949,000	$18,949,000	$21,612,000	$21,612,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,054,000	$3,054,000	$3,969,000	$3,969,000
Deferred revenues	6,126,000	6,126,000	5,767,000	5,767,000
Total current liabilities	9,180,000	9,180,000	9,736,000	9,736,000

Long-term liabilities:
Deferred revenue	-	1,257,000	-	1,221,000
Deferred income taxes	7,000	7,000	7,000	7,000

Total long-term liabilities	7,000	1,264,000	7,000	1,228,000

Stockholders’ equity:
Common stock, $.01 par value, 25,000,000 share authorized issued 3,585,000 and 3,585,000	36,000	36,000	36,000	36,000
Additional paid-in capital	27,140,000	27,140,000	27,116,000	27,116,000
Cumulative translation adjustment	(823,000)	(823,000)	(935,000)	(935,000)
Accumulated deficit	(16,383,000)	(17,640,000)	(14,140,000)	(15,361,000)
Less: treasury stock at cost, 42,000 and 42,000 shares respectfully	(208,000)	(208,000)	(208,000)	(208,000)
Total stockholders’ equity	9,762,000	8,505,000	11,869,000	10,648,000
Total liabilities and stockholders’ equity	$18,949,000	$18,949,000	$21,612,000	$21,612,000

See accompanying notes to the consolidated financial statements.

The Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005, included in the Form 10-Q/A have been restated to include the effects of the adjustment as follows:

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006		2005
	As previously reported	As restated	As previously reported	As restated
Revenues:
Software license fees	$125,000	$125,000	$598,000	$598,000
Services and maintenance	3,754,000	3,718,000	3,172,000	3,011,000
Total revenues	3,879,000	3,843,000	3,770,000	3,609,000
Costs and expenses:
Cost of software license fees	316,000	316,000	265,000	265,000
Cost of services and maintenance	2,835,000	2,835,000	1,840,000	1,840,000
Product development	893,000	893,000	608,000	608,000
Sales and marketing	1,248,000	1,248,000	1,249,000	1,249,000
General and administrative	907,000	907,000	583,000	583,000
Total costs and expenses	6,199,000	6,199,000	4,545,000	4,545,000
Loss from operations	(2,320,000)	(2,356,000)	(775,000)	(936,000)
Interest income, net	77,000	77,000	26,000	26,000
Loss before income taxes	(2,243,000)	(2,279,000)	(749,000)	(910,000)
Income tax expense	-	-	-	-
Net loss	$(2,243,000)	$(2,279,000)	$(749,000)	$(910,000)

Basic and diluted (loss) per share	$(0.63)	$(0.64)	$(0.25)	$(0.31)

Shares outstanding used in computing basic and diluted (loss) per share	3,543,000	3,543,000	2,960,000	2,960,000

2. STOCKHOLDERS’ EQUITY/COMPREHENSIVE INCOME

The reconciliation of Stockholders’ Equity and comprehensive income from December 31, 2005 to March 31, 2006 is summarized as follows:

	Common Stock	Treasury Stock	Additional Paid-In Capital	Translation	Retained Earnings	Total Stock-holders Equity	Compre- hensive Income (loss)
Balance at December 31, 2005 (restated)	$36,000	$(208,000)	$27,116,000	$(935,000)	$(15,361,000)	$10,648,000	$-
Stock based compensation			24,000			24,000
Cumulative translation adjustment				112,000		112,000	112,000
Net (loss) - restated					(2,279,000)	(2,279,000)	(2,279,000)
Balance at March 31, 2006 (restated)	$36,000	$(208,000)	$27,140,000	$(823,000)	$(17,640,000)	$8,505,000	$(2,167,000)

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

Three Months Ended
March 31, 2006
Weighted-average fair value of options granted	$15.00
Risk-free interest rate	4.79%
Expected life (in years)	6
Volatility	117%
Expected Dividends	-

Expected volatility is based on historical volatility of the Company’s stock. The expected life of options granted is estimated based on historical option exercise and employee termination data. Executive level employees, who hold a majority of the options outstanding, and non-executive level employees were each found to have similar historical option exercise and termination behavior and thus were grouped for valuation purposes. The risk-free rate for periods commensurate with the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of the option grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions for FAS 123 to options granted under the Company’s stock option plans in all periods presented.

Three Months Ended
March 31, 2005 (Restated)
Net (loss) - as restated	$(910,000)
Less: Stock-based compensation expense under the fair value based methods	(37,000)

Net (loss) - pro forma	$(947,000)

Net loss per share:
Basic and diluted (loss) per share - as restated	$(0.31)
Basic and diluted (loss) per share - pro forma	$(0.32)

For purposes of this proforma disclosure, the fair value of each option is amortized on a straight-line basis over the option’s vesting period. The fair value of each option is estimated on the date of grant using the Black Scholes option valuation model and the following weighted-average assumptions for the quarter ending March 31, 2005:

Three Months Ended
March 31, 2005
Weighted-average fair value of options	$7.03
Risk-free interest rate	4.53%
Expected life (in years)	6
Volatility	128%
Expected Dividends	-

As of March 31, 2006, the total unrecognized compensation cost related to non-vested options granted amounted to $399,000, which is expected to be recognized over the options’ remaining vesting period which could be as long as four years. No income tax benefit was realized by the Company in the three months ended March 31, 2006 or 2005, as the Company reported an operating loss.

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

Overview

This document contains various forward-looking statements and information that are based on management's beliefs, assumptions made by management and information currently available to management. Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these, as well as other risks and uncertainties are described in more detail herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and December 31, 2006.

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

Goodwill

On September 21, 2005, the Company acquired the assets and certain liabilities of FieldCentrix, Inc. through its wholly-owned subsidiary, FC Acquisition Corp. Included in the allocation of the purchase price was goodwill valued at $1,100,000 at December 31, 2005. The Company tests goodwill for impairment annually on the first day of the fourth quarter of each fiscal year at the reporting unit level using a fair value approach, in accordance with the provision SFAS No. 142, Goodwill and Other Intangible Assets. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

The purchase agreement to acquire the assets of FieldCentrix includes earnout provisions to pay the sellers a percentage of certain future license sales and professional service revenue through June 30, 2007. Accordingly, future amounts paid under the earnout provision will be added to goodwill when such sales occur. In the quarter ended March 31, 2006, goodwill was reduced by $17,000 to $1,083,000 due to an adjustment to contingent payments due to the sellers of the assets of FieldCentrix, Inc.

Reclassifications

Certain reclassifications of prior interim period’s amounts have been made to conform to the current interim period presentation.

Results of Operations

Comparison of Three Months Ended March 31, 2006 and 2005

Revenues

Revenues increased $234,000, or 6%, to $3,843,000 for the three months ended March 31, 2006 from $3,609,000 for the three months ended March 31, 2005. The increase is the net result of a decline in license revenues of $473,000 offset by an increase of $707,000 in service and maintenance revenue. Software license fee revenues decreased 79%, from the same period last year. Services and maintenance fees for the three months ended March 31, 2006 amounted to $3,718,000, a 23% increase from the same quarter in 2005.

The Company’s international operations contributed $1,274,000 of revenues in the first quarter of 2006 compared to $1,846,000 in the first quarter of 2005. This represents a 31% decrease from the same period last year and 33% of total revenues in the first quarter 2006. The decrease in international revenues is due to a decrease in sales from the Company’s foreign operations in all locations. It is comprised of a $509,000 decrease in software licenses and a $63,000 decrease in service and maintenance revenues.

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

Services and maintenance revenues increased 23% to $3,718,000 in the first quarter of 2006 from $3,011,000 in the first quarter of 2005. The increase primarily relates to service and maintenance revenues from our newly acquired FieldCentrix subsidiary which contributed $715,000 during the first quarter of 2006. Also contributing to the increase is a slight increase in Astea Alliance service and maintenance revenues of $65,000 or 2%, which grew to $2,724,000 from $2,664,000 in the first quarter of 2005. Partially offsetting the increases, DISPATCH-1 service and maintenance revenues decreased $83,000 to $279,000 from $362,000 in the prior year. The decline in service and maintenance revenue for DISPATCH-1 was expected as the Company had discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees increased 19% to $316,000 in the first quarter of 2006 from $265,000 in the first quarter of 2005. Included in the cost of software license fees is the fixed cost of capitalized software amortization and the amortization of software acquired from FieldCentrix. The principal cause of the increase is the amortization of software acquired from FieldCentrix which was not a part of the Company’s expenses during the same period in 2005. The software licenses gross margin percentage was (153%) in the first quarter of 2006 compared to 56% in the first quarter of 2005. The large negative gross margin was attributable to the very low level of license sales in the first quarter of 2006 compared to the fixed cost from amortizing capitalized software development costs.

Cost of services and maintenance increased 54% to $2,835,000 in the first quarter of 2006 from $1,840,000 in the first quarter of 2005. The increase in cost of service and maintenance is primarily attributed to additions in headcount from last year to this year, including the addition of FieldCentrix staff. The services and maintenance gross margin percentage was 24% in the first quarter of 2006 compared to 39% in the first quarter of 2005. The low services and maintenance gross margin was primarily due to the deferral of service and maintenance revenues related to a 2004 contract with a customer in the United Kingdom.

Product Development

Product development expense increased 47% to $893,000 in the first quarter of 2006 from $608,000 in the first quarter of 2005. The increase results from the Company’s ongoing program of improving product quality and the addition of FieldCentrix development activities. The Company excludes the capitalization of software development costs from product development. Development costs of $651,000 were capitalized in the first quarter of 2006 compared to $219,000 during the same period in 2005. The increase results from development efforts for the next Astea Alliance release and upgrades to FieldCentrix products. Product development as a percentage of revenues was 23% in the first quarter of 2006 compared with 17% in the first quarter of 2005. The increase in percentage of revenues is the result of the increased costs explained above.

Sales and Marketing

Sales and marketing expense of $1,248,000 in the first quarter of 2006 was essentially unchanged from $1,249,000 in the first quarter of 2005. As a percentage of revenues, sales and marketing expenses decreased to 32% from 35% in the first quarter of 2005, due to slightly higher revenues in 2006.

General and Administrative

General and administrative expenses increased 56% to $907,000 in the first quarter of 2006 from $583,000 in the first quarter of 2005. The increase in general and administrative expenses is attributable to $164,000 in administrative costs connected with the operation of FieldCentrix, additional outside consulting costs of $30,000, and increased recruiting costs of $100,000. As a percentage of revenues, general and administrative expenses increased to 24% from 16% in the first quarter of 2005.

Interest Income, net

Net interest income increased $51,000 from $26,000 in the first quarter of 2005 to $77,000 in the first quarter of 2006. The increase resulted primarily from an increase in the level of investments as well as higher interest rates earned on the Company’s portfolio of invested funds.

International Operations

Total revenue from the Company’s international operations decreased by $572,000, or 31%, to $1,274,000 in the first quarter of 2006 from $1,846,000 in the same quarter in 2005.  The decrease in revenue from international operations was attributable to decreased revenues in all regions in which the Company operates. The decrease is comprised of a $509,000 decrease in software licenses and a $62,000 decrease in service and maintenance revenues. International operations generated a net loss of $453,000 for the first quarter ended March 31, 2006 compared to income of $96,000 in the same quarter in 2005.

Liquidity and Capital Resources

Net cash used by operating activities was $1,695,000 for the three months ended March 31, 2006 compared to cash provided by operations of $428,000 for the three months ended March 31, 2005, a net change of $2,123,000. The increase in cash used by operations was primarily attributable to the net loss for the period, lower net collections on accounts receivables of $644,000, an additional $514,000 paid on the Company’s accounts payables, partially offset by additional depreciation and amortization of $188,000, stock compensation expense of $24,000 resulting from the newly implemented accounting standard for reporting stock compensation under FAS No. 123(R) and an increase of $274,000 in deferred revenues.

The Company used $693,000 for investing activities in the first three months of 2006 compared to using $304,000 in the first three months of 2005. The increase in cash used is attributable to an increase in the capitalization of software development costs, partially offset by reduced acquisitions of property and equipment and a decline in goodwill related to a purchase price adjustment.

The Company generated no cash from financing activities during the three month period ended March 31, 2006, compared to generating $1,000 in the quarter ended March 31, 2005, from the issuance of stock through the employee stock purchase plan.

At March 31, 2006, the Company had a working capital ratio of 1.35:1, with cash and restricted cash of $7,325,000. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the next twelve months. The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

Variability of Quarterly Results and Potential Risks Inherent in the Business

The Company’s operations are subject to a number of risks, which are described in more detail in the Company’s prior SEC filings, including in its annual report on Form 10-K for the fiscal year ended December 31, 2005 and 2006. Risks which are peculiar to the Company on a quarterly basis, and which may vary from quarter to quarter, include but are not limited to the following:

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

Market risk represents the risk of loss that may impact the Company’s financial position due to adverse changes in financial market prices and rates. The Company’s market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. The Company does not hold or issue financial instruments for trading purposes

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 2006, the Company’s investments consisted of U.S. government commercial paper. The Company does not expect any material loss with respect to its investment portfolio. In addition, the Company does not believe that a 10% change in interest rates would have a significant effect on its interest income.

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

Evaluation of disclosure controls and procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such phrase is defined under Rule 13Aa-15(e) promulgated under the Securities and Exchange Act of 1934, related to the Company’s reporting and disclosure obligations as of June 30, 2006, which is the end of the period covered by this Quarterly Report on Form 10-Q/A. In connection with the original filing of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, the Chief Executive Officer and Chief Financial Officer had concluded that the Company’s disclosure controls and procedures as of March 31, 2006 were effective. Following the original filing of Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, the Company determined that its consolidated financial statements for the periods included therein should be restated and therefore should not be relied upon. In light of the restatement process, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has reevaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on this reevaluation and following the identification of the “material weaknesses” in the Company’s internal control over financial reporting described below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006 at the reasonable assurance level.

Except as noted below, there have been no significant changes in the Company’s internal controls over financial reporting during the fiscal quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, its internal controls over reporting.

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

Restatement

In connection with the preparation of the Company’s 2006 Form 10-K, an error in the Company’s accounting for revenue recognition relating to a particular contract from 2004 was identified. In the fourth quarter of 2004, our U.K. subsidiary entered into a contract with a new customer. In 2004, the Company recognized all of the license revenue. In 2005 and the first three quarters of 2006, the Company recognized services and maintenance revenue based on work performed for the customer. However, the contract contained a specified upgrade right, which was delivered in the first quarter of 2005. According to accounting requirements, a specified upgrade right must be valued using vendor specific objective evidence (VSOE). The Company uses the residual method for recognizing revenue on its software licenses. In such instances, the accounting rules state that VSOE for a specified upgrade right cannot be determined and therefore, revenue must be deferred until all elements of the arrangement (which would include the specified upgrade) are delivered. Although the specified upgrade was delivered in the first quarter of 2005, changes in the customer’s requirements and subsequent concessions granted by the Company in October 2005 (which included an additional specified upgrade right), further delayed our ability to establish that delivery and acceptance of the license had occurred. This additional specified upgrade was delivered in the first quarter of 2007. Accordingly all revenue, including license, service and maintenance should have been deferred until the delivery and acceptance of the final element. Therefore, the Company restated its financial statements to defer all license, service and maintenance revenue recognized in relation to this contract in 2004, 2005 and the first three quarters of 2006, which was $610,000, $611,000 and $457,000, respectively.

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

The Company intends to immediately expand its internal contract documentation procedures in order to fully comply with all provisions of US GAAP, in order to completely correct the material weakness.

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

The Company is currently subject to pending civil litigation, which may become time consuming, expensive and distracting from the conduct of the Company’s daily business. The Company is unable at this time to estimate what its ultimate liability in this matter may be, and it is possible that it will be required to pay substantial judgments, settlements, fines or other penalties and incur expenses that could have a material adverse effect on the Company’s business, results of operations and/or financial condition, and such effects could be very significant. Although the Company maintains certain insurance coverage, a substantial amount of any such payments may not be covered by insurance. Expenses incurred in connection with these matters (which include substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) could adversely affect the Company’s cash position. The Company plans to record a charge to the second quarter 2006 financial results in connection with the pending litigation as it relates to the Company’s insurance deductible. The Company has not taken any reserves for any potential judgments, settlements, fines or other penalties that may arise from this litigation. The Company cannot predict the timing of developments in respect of this litigation. For additional information related to the litigation, see the “Legal Proceedings” section of this report on Form 10-Q/A.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 13th day of April 2007.

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