Form 10-Q/A
period 2006-06-30
ASTEA INTERNATIONAL INC
filed 2007-04-13
CIK 945989

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend the Astea International Inc. (the “Company”) Form 10-Q/A for the period ended June 30, 2006 in order to reflect the restatement of the Company’s Consolidated Financial Statements and amendments to related disclosures as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005. The restatements arose from the determination of the Company’s Audit Committee that all revenues, including license, services and maintenance, resulting from a contract from 2004 from the Company’s United Kingdom subsidiary should be deferred until the delivery and acceptance of the final undelivered element of such contract. The Company expects to recognize all of the revenues from such contract in the first quarter of 2007, with the exception of certain post contract support revenue, which will be recognized ratably over 2007 and 2008. The impact of the restatement for the periods presented in this report is to decrease revenues and increase deferred revenues.

Generally, no attempt has been made in the Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on August 11, 2006. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:

•	Part I - Item 1 - Financial Statements
•	Part I - Item 2 - Management’s Discussion and Analysis of Finacial Condition and Results of Operations

ASTEA INTERNATIONAL INC.

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2006	December 31, 2005
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$6,082,000	$9,484,000
Restricted cash	225,000	225,000
Receivables, net of reserves of $147,000 and $310,000	4,959,000	5,037,000
Prepaid expenses and other	557,000	485,000
Total current assets	11,823,000	15,231,000

Property and equipment, net	669,000	1,038,000
Intangibles, net	1,859,000	1,999,000
Capitalized software, net	2,853,000	2,055,000
Goodwill	1,146,000	1,100,000
Other assets	194,000	189,000
	$18,544,000	$21,612,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,466,000	$3,969,000
Deferred revenues	8,533,000	5,767,000
Total current liabilities	11,999,000	9,736,000

Long-term liabilities:
Deferred revenue	-	1,221,000
Deferred income taxes	7,000	7,000
Total long-term liabilities	7,000	1,228,000

Stockholders’ equity:
Common stock, $.01 par value, 25,000,000 shares Authorized issued 3,591,000 and 3,585,000	36,000	36,000
Additional paid-in capital	27,260,000	27,116,000
Cumulative translation adjustment	(875,000)	(935,000)
Accumulated deficit	(19,675,000)	(15,361,000)
Less: treasury stock at cost, 42,000 and 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	6,538,000	10,648,000
Total liabilities and stockholders’ equity	$18,544,000	$21,612,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)

Revenues:
Software license fees	$997,000	$2,068,000	$1,122,000	$2,666,000
Services and maintenance	3,402,000	3,059,000	7,120,000	6,070,000
Total revenues	4,399,000	5,127,000	8,242,000	8,736,000
Costs and expenses:
Cost of software license fees	434,000	318,000	750,000	583,000
Cost of services and maintenance	2,468,000	1,939,000	5,303,000	3,779,000
Product development	972,000	667,000	1,865,000	1,275,000
Sales and marketing	1,367,000	1,413,000	2,615,000	2,662,000
General and administrative	1,251,000	614,000	2,158,000	1,197,000
Total costs and expenses	6,492,000	4,951,000	12,691,000	9,496,000

Loss from continuing operations	(2,093,000)	176,000	(4,449,000)	(760,000)
Interest income, net	58,000	23,000	135,000	49,000
Loss before income taxes	(2,035,000)	199,000	(4,314,000)	(711,000)
Income tax expense	-	-	-	-
Net (loss) income	$(2,035,000)	$199,000	$(4,314,000)	$(711,000)

Basic and diluted (loss) income per share:
Net (loss) per share	$(0.57)	$0.07	$(1.22)	$(0.24)

Shares outstanding used in computing basic (loss) income per share	3,547,000	2,962,000	3,545,000	2,961,000
Shares outstanding used in computing diluted (loss) income per share	3,547,000	3,056,000	3,545,000	2,961,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30,
	2006 (Restated)	2005 (Restated)

Cash flows from operating activities:
Net (loss)	$(4,314,000)	$(711,000)
Adjustments to reconcile net (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	1,194,000	673,000
Increase in allowance for doubtful accounts	189,000	232,000
Stock based compensation	125,000	-
Changes in operating assets and liabilities:
Receivables	(28,000)	22,000
Prepaid expenses and other	(65,000)	(54,000)
Accounts payable and accrued expenses	(477,000)	(256,000)
Deferred revenues	1,565,000	473,000
Other long term assets	(5,000)	(8,000)
Net cash (used) provided by operating activities	(1,816,000)	371,000
Cash flows from investing activities:
Purchases of property and equipment	(66,000)	(166,000)
Capitalized software development costs	(1,402,000)	(389,000)
Increase in Goodwill	(47,000)	-
Net cash used in investing activities	(1,515,000)	(555,000)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	19,000	23,000
Net cash used in financing activities	19,000	23,000
Effect of exchange rate changes on cash	(90,000)	12,000
Net (decrease) in cash and cash equivalents	(3,402,000)	(149,000)
Cash, beginning of period	9,484,000	4,483,000
Cash, end of period	$6,082,000	$4,334,000
See accompanying notes to the consolidated financial statements.

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The consolidated financial statements at June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 of Astea International Inc. and subsidiaries (“Astea” or the “Company”) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in this Form 10-Q/A and in the Company’s 2005 and 2006 Annual Report on Form 10-K which are hereby incorporated by reference in this quarterly report on Form 10-Q/A. Results of operations and cash flows for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

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

The impact of the adjustment on the quarters ended June 30, 2006 and 2005 contained in this Form 10-Q/A is to decrease service and maintenance revenues by $126,000 and $232,000, respectively, on the Consolidated Statements of Operations and to increase deferred revenues by $1,383,000 and $1,221,000 on the Consolidated Balance Sheets dated June 30, 2006 and December 31, 2005, respectively. The impacts of the adjustment on the six month periods ended June 30, 2006 and 2005, contained in this Form 10-Q/A, is to decrease service and maintenance revenues by $162,000 and $393,000, respectively, on the Consolidated Statements of Operations. The Consolidated Statements of Cash Flows and Notes to Unaudited Financial Statements have been restated where applicable to reflect the adjustment.

The adjustment to net income (loss) for the three and six months ended June 30, 2006 and 2005 is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net (loss) income, as previously reported	$(1,909,000)	$431,000	$(4,152,000)	$(318,000)

Adjustment (pre-tax):

Service and maintenance revenue	(126,000)	(232,000)	(162,000)	(393,000)

Tax effect of restatement adjustment	-	-	-	-

Net (loss) income, as restated	$(2,035,000)	$199,000	$(4,314,000)	$(711,000)

The Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005, included in the Form 10-Q/A have been restated to include the effect of this adjustment as follows:

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2006		December 31, 2005
	As previously reported	As restated	As previously reported	As restated
ASSETS
Current assets:
Cash and cash equivalents	$6,082,000	$6,082,000	$9,484,000	$9,484,000
Restricted cash	225,000	225,000	225,000	225,000
Receivables, net of reserves of $147,000 and $310,000	4,959,000	4,959,000	5,037,000	5,037,000
Prepaid expenses and other	557,000	557,000	485,000	485,000
Total current assets	11,823,000	11,823,000	15,231,000	15,231,000

Property and equipment, net	669,000	669,000	1,038,000	1,038,000
Intangibles, net	1,859,000	1,859,000	1,999,000	1,999,000
Capitalized software, net	2,853,000	2,853,000	2,055,000	2,055,000
Goodwill	1,146,000	1,146,000	1,100,000	1,100,000
Other assets	194,000	194,000	189,000	189,000
Total assets	$18,544,000	$18,544,000	$21,612,000	$21,612,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,466,000	$3,466,000	$3,969,000	$3,969,000
Deferred revenues	7,150,000	8,533,000	5,767,000	5,767,000
Total current liabilities	10,616,000	11,999,000	9,736,000	9,736,000

Long-term liabilities:
Deferred revenues	-	-	-	1,221,000
Deferred income taxes	7,000	7,000	7,000	7,000
Total long-term liabilities	7,000	7,000	7,000	1,228,000

Stockholders’ equity:
Common stock, $.01 par value, 25,000,000 shares authorized issued 3,591,000 and 3,585,000	36,000	36,000	36,000	36,000
Additional paid-in capital	27,260,000	27,260,000	27,116,000	27,116,000
Cumulative translation adjustment	(875,000)	(875,000)	(935,000)	(935,000)
Accumulated deficit	(18,292,000)	(19,675,000)	(14,140,000)	(15,361,000)
Less: treasury stock at cost, 42,000 and 42,000 shares	(208,000)	(208,000)	(208,000)	(208,000)
Total stockholders’ equity	7,921,000	6,538,000	11,869,000	10,648,000
Total liabilities and stockholders’ equity	$18,544,000	$18,544,000	$21,612,000	$21,612,000

See accompanying notes to the consolidated financial statements.

The Consolidated Statements of Operations for the Three Months Ended June 30, 2006 and 2005, included in the Form 10-Q/A have been restated to include the effects of the adjustment as follows:

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2006		2005
	As previously reported	As restated	As previously reported	As restated
Revenues:
Software license fees	$997,000	$997,000	$2,068,000	$2,068,000
Services and maintenance	3,528,000	3,402,000	3,291,000	3,059,000
Total revenues	4,525,000	4,399,000	5,359,000	5,127,000
Costs and expenses:
Cost of software license fees	434,000	434,000	318,000	318,000
Cost of services and maintenance	2,468,000	2,468,000	1,939,000	1,939,000
Product development	972,000	972,000	667,000	667,000
Sales and marketing	1,367,000	1,367,000	1,413,000	1,413,000
General and administrative	1,251,000	1,251,000	614,000	614,000
Total costs and expenses	6,492,000	6,492,000	4,951,000	4,951,000

Income (loss) from operations	(1,967,000)	(2,093,000)	408,000	176,000
Interest income, net	58,000	58,000	23,000	23,000
Loss before income taxes	(1,909,000)	(2,035,000)	431,000	199,000
Income tax expense	-	-	-	-
Net income (loss)	$(1,909,000)	$(2,035,000)	$431,000	$199,000

Basic and diluted (loss) per share:
Net (loss) per share	$(0.54)	$(0.57)	$0.15	$0.07
Shares outstanding used in computing basic (loss) per share	3,547,000	3,547,000	2,962,000	2,962,000
Shares outstanding used in computing diluted (loss) per share	3,547,000	3,547,000	3,056,000	3,056,000
See accompanying notes to the consolidated financial statements.

The Consolidated Statements of Operations for the Six Months Ended June 30, 2006 and 2005, included in the Form 10-Q/A have been restated to include the effects of the adjustment as follows:

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30,
	2006		2005
	As previously reported	As restated	As previously reported	As restated
Revenues:
Software license fees	$1,122,000.00	$1,122,000.00	$2,666,000.00	$2,666,000.00
Services and maintenance	7,282,000.00	7,120,000.00	6,463,000.00	6,070,000.00

Total revenues	8,404,000.00	8,242,000.00	9,129,000.00	8,736,000.00

Costs and expenses:
Cost of software license fees	750,000.00	750,000.00	583,000.00	583,000.00
Cost of services and maintenance	5,303,000.00	5,303,000.00	3,779,000.00	3,779,000.00
Product development	1,865,000.00	1,865,000.00	1,275,000.00	1,275,000.00
Sales and marketing	2,615,000.00	2,615,000.00	2,662,000.00	2,662,000.00
General and administrative	2,158,000.00	2,158,000.00	1,197,000.00	1,197,000.00

Total costs and expenses	12,691,000.00	12,691,000.00	9,496,000.00	9,496,000.00

Income (loss) from operations	(4,287,000.00)	(4,449,000.00)	(367,000.00)	(760,000.00)

Interest income, net	135,000.00	135,000.00	49,000.00	49,000.00
Loss before income taxes	(4,152,000.00)	(4,314,000.00)	(318,000.00)	(711,000.00)
Income tax expense	-	-	-	-

Net income (loss)	$(4,152,000.00)	$(4,314,000.00)	$(318,000.00)	$(711,000.00)

Basic and diluted (loss) per share:
Net (loss) per share	$(1.17)	$(1.22)	$(0.10)	$(0.24)
Shares outstanding used in
computing basic (loss) per share	3,545,000.00	3,545,000.00	2,961,000.00	2,961,000.00
Shares outstanding used in
computing diluted (loss) per share	3,545,000.00	3,545,000.00	2,961,000.00	2,961,000.00

See accompanying notes to the consolidated financial statements.

2. STOCKHOLDERS’ EQUITY/COMPREHENSIVE LOSS

The reconciliation of stockholders’ equity and comprehensive loss from December 31, 2005 to June 30, 2006 is summarized as follows:

	Common Stock	Treasury Stock	Additional Paid-In Capital	Cumulative Translation Adjustment	Retained Earnings	Total Stockholders Equity	Compre-hensive Income (Loss)
Balance at December 31, 2005 (restated)	$36,000	$(208,000)	$27,116,000	$(935,000)	$(15,361,000)	$10,648,000	$-
Exercise of stock options	-	-	19,000	-	-	19,000	-
Stock based compensation	-	-	125,000	-	-	125,000	-
Cumulative translation adjustment	-	-	-	60,000		60,000	60,000
Net (loss) for the period, restated	-	-	-	-	(4,314,000)	(4,314,000)	(4,314,000)
Balance at June 30, 2006 (restated)	$36,000	$(208,000)	$27,260,000	$(875,000)	$(19,675,000)	$6,538,000	$(4,254,000)

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

Six Months Ended
June 30, 2006
Weighted-average fair value of options granted	$9.48
Risk-free interest rate	5.04%
Expected life (in years)	6
Volatility	116%
Expected dividends	-

Expected volatility is based on historical volatility of the Company’s stock. The expected life of options granted is estimated on historical option exercise and employee termination data. Executive level employees who hold a majority of the options outstanding, and non-executive level employees were each found to have similar historical option exercise and termination behavior and thus were grouped for valuation purposes. The risk-free rate for periods commensurate with the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the option grant.

The following table illustrates the effect on the net income and earnings per share if the Company had applied the fair value recognition provisions for FAS 123 to options granted under the Company’s stock option plan in all periods presented.

	Three Months Ended	Six Months Ended
	June 30, 2005 (as Restated)	June 30, 2005 (as Restated)

Net income(loss) - as reported	$199,000	$(711,000)
Add: Stock-based compensation included in net income as reported, net or related tax effects	-	-
Deduct stock-based compensation determined under fair value based methods for all awards, net of related tax effects	(56,000)	(115,000)

Net income (loss) - pro forma	$143,000	$(826,000)

Basic income (loss) per share - as reported	$.07	$(.24)
Diluted income (loss) per share as reported	$.07	$(.24)
Basic income (loss) per share - pro forma	$.05	$(.28)
Diluted income (loss) per share pro forma	$.05	$(.28)

For purposes of this proforma disclosure, the fair value of each option is amortized on a straight-line basis over the option’s vesting period. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions for the quarter ending June 30, 2005:

Six Months Ended
June 30, 2005
Weighted-average fair value of options granted	$ 6.17
Risk-free interest rate	4.00%
Expected life (in years)	6
Volatility	119%
Expected Dividends	-

As of June 30, 2006, the total unrecognized compensation cost related to non-vested options granted amounted to $396,000, which is expected to be recognized over the options’ remaining vesting period which could be as long as four years. No income tax benefit was realized by the Company in the six months ended June 30, 2006 or 2005, as the Company reported an operating loss.

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

6.  MAJOR CUSTOMERS

In the second quarter of 2006, no customer accounted for more than 10% of total revenues. In the second quarter of 2005 there was one customer that accounted for 37% of total revenue. For the first six months of 2006, no customer accounted for more than 10% of total revenues, however during the same period of 2005, one customer accounted for 22% of total revenues.

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

The purchase agreement to acquire the assets of FieldCentrix includes earnout provisions to pay the sellers a percentage of certain future license sales and professional service revenue through June 30, 2007. Accordingly, future amounts paid under the earnout provisions will be added to goodwill when such sales occur. In the six months ended June 30, 2006, goodwill was increased by $46,000 to $1,146,000 due to the quarterly adjustment on contingent payments due to the sellers of the assets of FieldCentrix, Inc.

Reclassifications

Certain reclassifications of prior interim period’s amounts have been made to conform to the current interim period presentation.

Results of Operations

Comparison of Three Months Ended June 30, 2006 and 2005

Revenues

Revenues decreased $728,000, or 14%, to $4,399,000 for the three months ended June 30, 2006 from $5,127,000 for the three months ended June 30, 2005. Software license fee revenues decreased $1,071,000, or 52%, from the same period last year. Services and maintenance fees for the three months ended June 30, 2006 amounted to $3,402,000, an 11% increase from the same quarter in 2005.

The Company’s international operations contributed $1,260,000 of revenues in the second quarter of 2006, which is a 12% decrease compared to revenues generated during the second quarter of 2005. The Company’s revenues from international operations amounted to 29% of the total revenue for the second quarter in 2006, compared to 28% for the same quarter in 2005.

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

Services and maintenance revenues increased to $3,402,000 or 11% in the second quarter of 2006 from $3,059,000 in the second quarter of 2005. Astea Alliance service and maintenance revenues decreased by $205,000 or 8% compared to the second quarter of 2005. More than offsetting this decrease was additional service and maintenance revenue of $721,000 from our newly acquired subsidiary, FieldCentrix. Additionally, DISPATCH-1 service and maintenance revenues decreased $173,000 to $242,000 from $415,000 in the prior year. The decline in service and maintenance revenue for DISPATCH-1 was expected as the Company had discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees increased 36% to $434,000 in the second quarter of 2006 from $318,000 in the second quarter of 2005. Included in the cost of software license fees is the fixed cost of capitalized software amortization and the amortization of software acquired from FieldCentrix. The principal cause of the increase is the amortization of software acquired from FieldCentrix which was not a part of the Company’s expenses during the same period in 2005. The software license gross margin percentage was 56% in the second quarter of 2006 compared to 85% in the second quarter of 2005. The decline in margin resulted from the decrease in license revenue while the cost of software licenses increased slightly.

Cost of services and maintenance increased 27% to $2,468,000 in the second quarter of 2006 from $1,939,000 in the second quarter of 2005. The increase in cost of service and maintenance is primarily attributed to an increase in headcount from last year, including the addition of FieldCentrix staff. The services and maintenance gross margin percentage was 27% in the second quarter of 2006 compared to 37% in the second quarter of 2005. The decrease in services and maintenance gross margin was primarily due to costs increasing at a faster rate than revenues and lower staff utilization. In addition, revenues from services and maintenance provided to a customer of the Company’s U.K. subsidiary have been deferred, as explained in the restatement, which also contributed to the lower service and maintenance margins.

Product Development

Product development expense increased 46% to $972,000 in the second quarter of 2006 from $667,000 in the second quarter of 2005. The increase results from the Company’s ongoing program of improving product quality and the addition of FieldCentrix development activities. The Company excludes the capitalization of software costs from product development. Software development costs of $751,000 were capitalized in the second quarter of 2006 compared to $170,000 during the same period in 2005. The increase results from development efforts for the next Astea Alliance release and development of FieldCentrix products. Product development expense as a percentage of revenues increased to 22% in the second quarter of 2006 compared with 13% in the second quarter of 2005. The increase in relative costs is due to the continued effort of the Company to improve the quality and functionality of its products by adding more development staff and the overall decline in revenues in 2006.

Sales and Marketing

Sales and marketing expense decreased 3% to $1,367,000 in the second quarter of 2006 from $1,413,000 in the second quarter of 2005. The slight decrease in sales and marketing is attributable to a reduction in sales commissions due to reduced licenses revenues. As a percentage of revenues, sales and marketing expenses increased to 31% in 2006 from 28% in the second quarter of 2005.

General and Administrative

General and administrative expenses increased 104% to $1,251,000 during the second quarter of 2006 from $614,000 in the second quarter of 2005. The increase in general and administrative expenses is attributable to $160,000 in administrative costs connected with the operation of FieldCentrix, $200,000 associated with the insurance retention in the class action lawsuit, and $200,000 increase in salaries. As a percentage of revenue, general and administrative expenses increased to 28% in the second quarter of 2006 from 12% in the second quarter of 2005.

Interest Income, Net

Net interest income increased $35,000 to $58,000 in the second quarter of 2006 from the second quarter of 2005. The increase resulted primarily from an increase in the level of investments as well as higher interest rates earned on the Company’s portfolio of invested funds.

International Operations

Total revenue from the Company’s international operations decreased by 12% during the second quarter of 2006 to $1,260,000 compared to $1,433,000 for the second quarter of 2005. The decrease in revenue from international operations was primarily attributable to the decrease in revenues from European operations of $295,000, offset by an increase of $122,000 in the Asia Pacific region. International operations generated a net loss of $347,000 for the second quarter ended June 30, 2006 compared to a net loss of $222,000 in the same period in 2005.

Comparison of Six Months Ended June 30, 2006 and 2005

Revenues

Revenues decreased $494,000, or 6%, to $8,242,000 for the six months ended June 30, 2006 from $8,736,000 for the six months ended June 30, 2005. Software license fee revenues decreased $1,544,000, or 58%, from the same period last year. Services and maintenance revenues for the six months ended June 30, 2006 amounted to $7,120,000, a 17% increase from the same period in 2005.

The Company’s international operations contributed $2,534,000 of revenues in the first six months of 2006 compared to $3,276,000 in the first six months of 2005. This represents a 23% decrease from the same period last year and 31% of total Company revenues in the first six months of 2006. The decrease in revenues is due to the decrease in sales from the Company’s foreign operations in all locations. It is comprised of a $273,000 decrease in license revenues and $469,000 decrease in service and maintenance revenues.

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

Services and maintenance revenues increased 17% to $7,120,000 in the first six months of 2006 from $6,070,000 in the first six months of 2005. The increase relates directly to service and maintenance revenues from our newly acquired subsidiary, FieldCentrix which contributed $1,436,000 in the first six months of 2006. The additional service and maintenance revenue from FieldCentrix is partially offset by a slight decrease in Astea Alliance which decreased $145,000, or 3%, to $5,163,000 from $5,308,000 in the first six months of 2005. DISPATCH-1 service and maintenance revenues decreased $241,000 to $521,000 from $762,000 in the prior year. The decline in service and maintenance revenue for DISPATCH-1 was expected as the Company had discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees increased 29% to $750,000 in the first six months of 2006 from $583,000 in the first six months of 2005. Included in the cost of software license fees is the fixed cost of capitalized software amortization. The principal cause of the increase is the amortization of software acquired from FieldCentrix which was not a part of the Company’s expenses during the same period in 2005. The software licenses gross margin percentage was 33% in the first six months of 2006 compared to 78% in the first six months of 2005. The decrease in gross margin was attributable to both the decrease in license sales and the increase in cost of software license fees.

Cost of services and maintenance increased 40% to $5,303,000 in the first six months of 2006 from $3,779,000 in the first six months of 2005. The increase in cost of service and maintenance is primarily attributed to an increase in headcount from last year to this year, including the addition of FieldCentrix staff. The services and maintenance gross margin percentage was 26% in the first six months of 2006 compared to 38% in the first six months of 2005. The decrease in services and maintenance gross margin was primarily due to decreased utilization of Astea Alliance service professionals, reflecting a large investment in product quality assurance during the first six months of 2006. In addition, the deferral of service and maintenance revenue which resulted from the restatement described in the notes to our financial statements, also contributed to the decreased service margins in both periods.

Product Development

Product development expense increased 46% to $1,865,000 in the first six months of 2006 from $1,275,000 in the first six months of 2005. The increase results from the Company’s ongoing program of improving product quality, increasing product functionality and the addition of FieldCentrix development activities. The Company excludes the capitalization of software costs in product development. Software development costs of $1,402,000 were capitalized in the first six months of 2006 compared to $389,000 during the same period in 2005. The increase results from development efforts for the next Astea Alliance release and upgrades to FieldCentrix products. Product development as a percentage of revenues was 23% in the first six months of 2006 compared with 15% in the first six months of 2005. The increase in percentage of revenues is the result of the increased investment in improving the quality and functionality of its products by adding more development staff, combined with decreased sales.

Sales and Marketing

Sales and marketing expense decreased 2% to $2,615,000 in the first six months of 2006 from $2,663,000 in the first six months of 2005. The slight decrease in sales and marketing expense is attributable to lower sales commissions paid in the first six months of 2006 due to lower license revenues. As a percentage of revenues, sales and marketing expenses increased slightly to 32% from 30% in the first six months of 2006.

General and Administrative

General and administrative expenses increased 80% to $2,158,000 in the first six months of 2006 from $1,196,000 in the first six months of 2005. The increase in general and administrative expenses is due to $325,000 in administrative costs connected with the operation of FieldCentrix, $200,000 increase in executive compensation, $200,000 associated with the insurance retention in the class action lawsuit, $50,000 in recruiting costs and $75,000 in taxes unrelated to income. As a percentage of revenues, general and administrative expenses increased to 26% from 14% in the first six months of 2006.

Interest Income, Net

Net interest income increased $86,000 to $135,000 from $49,000 in the first six months of 2006. The increase resulted primarily from an increase in the amount of investments as well as higher interest rates paid on the Company’s portfolio of invested funds.

International Operations

Total revenue from the Company’s international operations decreased by $745,000, or 23%, to $2,534,000 in the first six months of 2006 compared to $3,279,000 in the first six months in 2005.  International operations generated a net loss of $799,000 for the first six months ended June 30, 2006 compared to a net loss of $126,000 in the same period in 2005. The losses in 2006 and 2005 reflect the deferral of service and maintenance revenue of $162,000 and $393,000, respectively, as described in the restatement.

Liquidity and Capital Resources

Net cash used by operating activities was $1,816,000 for the six months ended June 30, 2006 compared to cash provided by operations of $371,000 for the six months ended June 30, 2005. The decrease of $2,187,000 in cash provided by operations was primarily attributable to a larger loss for the first six months of 2006 of $3,603,000 compared to 2005 and a net reduction in accounts payable and accrued expenses of $221,000. Partially offsetting the increased use of cash were increases in depreciation and amortization of $521,000, stock based compensation of $125,000 and $1,092,000 in deferred revenues.

The Company used $1,515,000 for investing activities in the first six months of 2006 compared to using $555,000 in the first six months of 2005. The increase in cash used is primarily attributable to an increase of $1,013,000 in software capitalization, $47,000 in goodwill, partially offset by a reduction of $100,000 in purchases of property and equipment.

The Company generated $19,000 of cash from financing activities during the six months ended June 30, 2006 and $23,000 in 2005. The cash was generated by the exercise of stock options in both 2006 and 2005.

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

At June 30, 2006, the Company had a working capital ratio of .99:1, with cash, cash equivalents and restricted cash of $6,307,000. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the next twelve months. The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

Variability of Quarterly Results and Potential Risks Inherent in the Business

The Company’s operations are subject to a number of risks, which are described in more detail in the Company’s prior SEC filings, including in its annual report on Form 10-K for fiscal year ended December 31, 2005 and 2006. Risks which are peculiar to the Company on a quarterly basis, and which may vary from quarter to quarter, include but are not limited to the following:

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

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relate primarily to the Company’s investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 2006, the Company’s investments consisted of U.S. government commercial paper. The Company does not expect any material loss with respect to its investment portfolio. In addition, the Company does not believe that a 10% change in interest rates would have a significant effect on its interest income.

Foreign Currency Risk. The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are denominated in foreign currency. For the three month period ending June 30, 2006, approximately 29% of the Company’s overall revenue resulted from sales to customers outside the United States. As 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations. The Company does not expect any material loss with respect to foreign currency risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such phrase is defined under Rule 13Aa-15(e) promulgated under the Securities and Exchange Act of 1934, related to the Company’s reporting and disclosure obligations as of June 30, 2006, which is the end of the period covered by this Quarterly Report on Form 10-Q/A. In connection with the original filing of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, the Chief Executive Officer and Chief Financial Officer had concluded that the Company’s disclosure controls and procedures as of June 30, 2006 were effective. Following the original filing of Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, the Company determined that its consolidated financial statements for the periods included therein should be restated and therefore should not be relied upon. In light of the restatement process, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has reevaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based on this reevaluation and following the identification of the “material weaknesses” in the Company’s internal control over financial reporting described below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2006 at the reasonable assurance level.

Except as noted below, there have been no significant changes in the Company’s internal controls over financial reporting during the fiscal quarter ended June 20, 2006 that materially affected, or are reasonably likely to materially affect, its internal controls over reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of April 2007.

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