Form 10-Q/A
period 2006-09-30
ASTEA INTERNATIONAL INC
filed 2007-04-13
CIK 945989

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend the Astea International Inc. (the “Company”) Form 10-Q/A for the period ended September 30, 2006 in order to reflect the restatement of the Company’s Consolidated Financial Statements and amendments to related disclosures as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005. The restatements arose from the determination of the Company’s Audit Committee that all revenues, including license, services and maintenance, resulting from a contract from 2004 from the Company’s United Kingdom subsidiary should be deferred until the delivery and acceptance of the final undelivered element of such contract. The Company expects to recognize all of the revenues from such contract in the first quarter of 2007, with the exception of certain post contract support revenue, which will be recognized ratably over 2007 and 2008. The impact of the restatement for the periods presented in this report is to decrease revenues and increase deferred revenues.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on November 9, 2006. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:

•	Part I - Item 1 - Financial Statements
•	Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

ASTEA INTERNATIONAL INC.

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006 (Restated)	2005 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,361,000	$9,484,000
Restricted cash	225,000	225,000
Receivables, net of reserves of $108,000 and $333,000	5,923,000	5,037,000
Prepaid expenses and other	495,000	485,000
Total current assets	11,004,000	15,231,000

Property and equipment, net	518,000	1,038,000
Intangibles, net	1,789,000	1,999,000
Capitalized software, net	3,314,000	2,055,000
Goodwill	1,233,000	1,100,000
Other assets	189,000	189,000
Total assets	$18,047,000	$21,612,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,888,000	$3,969,000
Deferred revenues	7,463,000	5,767,000
Total current liabilities	11,351,000	9,736,000

Long-term liabilities:
Deferred revenues	-	1,221,000
Deferred income taxes	7,000	7,000

Total long-term liabilities	7,000	1,228,000

Stockholders’ equity:
Common stock, $.01 par value, 25,000,000 shares authorized, issued 3,591,000 and 3,433,000	36,000	36,000
Additional paid-in capital	27,368,000	27,116,000
Cumulative translation adjustment	(876,000)	(935,000)
Accumulated deficit	(19,631,000)	(15,361,000)
Less: treasury stock at cost, 42,000 and 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	6,689,000	10,648,000
Total liabilities and stockholders’ equity	$18,047,000	$21,612,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)
Revenues:
Software license fees	$2,212,000	$4,805,000	$3,334,000	$7,471,000
Services and maintenance	4,137,000	3,284,000	11,256,000	9,354,000
Total revenues	6,349,000	8,089,000	14,590,000	16,825,000
Costs and expenses:
Cost of software license fees	422,000	298,000	1,172,000	881,000
Cost of services and maintenance	2,418,000	2,034,000	7,721,000	5,813,000
Product development	896,000	454,000	2,761,000	1,729,000
Sales and marketing	1,881,000	1,944,000	4,496,000	4,606,000
General and administrative	735,000	771,000	2,893,000	1,968,000
Total costs and expenses	6,352,000	5,501,000	19,043,000	14,997,000

Loss from continuing operations	(3,000)	2,588,000	(4,453,000)	1,828,000
Interest income, net	48,000	41,000	183,000	90,000
Loss before income taxes	45,000	2,629,000	(4,270,000)	1,918,000
Income tax expense	-	-	-	-
Net income (loss)	$45,000	$2,629,000	$(4,270,000)	$1,918,000

Basic income (loss) per share	$0.01	$0.89	$(1.20)	$0.64

Diluted income (loss) per share	$0.01	$0.85	$(1.20)	$0.62

Shares outstanding used in computing basic income (loss) per share	3,549,000	2,968,000	3,546,000	2,976,000
Shares outstanding used in computing diluted income (loss) per share	3,567,000	3,106,000	3,546,000	3,072,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006 (Restated)	2005 (Restated)
Cash flows from operating activities:
Net (loss) income	$(4,270,000)	$1,918,000
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	1,737,000	1,032,000
Increase in allowance for doubtful accounts	209,000	387,000
Stock based compensation	233,000	-
Changes in operating assets and liabilities:
Receivables	(955,000)	666,000
Prepaid expenses and other	-	(61,000)
Accounts payable and accrued expenses	(77,000)	810,000
Deferred revenues	483,000	(189,000)
Other assets	2,000	(11,000)
Net cash (used) provided by operating activities	(2,638,000)	4,552,000
Cash flows from investing activities:
Reduction in restricted cash	-	75,000
Purchases of property and equipment	(106,000)	(213,000)
Net cash from acquisition of FieldCentrix	-	616,000
Capitalized software development costs	(2,139,000)	(826,000)
Goodwill	(133,000)	-
Net cash used in investing activities	(2,378,000)	(348,000)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	19,000	34,000
Cash flow from financing activities	19,000	34,000
Effect of exchange rate changes on cash	(126,000)	80,000
Net (decrease) increase in cash and cash equivalents	(5,123,000)	4,318,000
Cash, beginning of period	9,484,000	4,483,000
Cash and cash equivalents balance, end of period	$4,361,000	$8,801,000

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

In connection with the preparation of 2006 Form 10-K, an error in the Company’s accounting for revenue recognition relating to a particular contract from 2004 was identified. In the fourth quarter of 2004, our U.K. subsidiary entered into a contract with a new customer. In 2004, the Company recognized all of the license revenue. In 2005 and the first three quarters of 2006, the Company recognized services and maintenance revenue based on work performed for the customer. However, the contract contained a specified upgrade rights, which was delivered in the first quarter of 2005. According to accounting requirements, a specified upgrade right must be valued using vendor specific objective evidence (VSOE). The Company uses the residual method for recognizing revenue on its software licenses. In such instances, the accounting rules state that VSOE for a specified upgrade right cannot be determined and, therefore, revenue must be deferred until all elements of the arrangement (which would include the specified upgrade) are delivered. Although the specified upgrade was delivered in the first quarter of 2005, changes in the customer’s requirements and subsequent concessions granted by the Company in October 2005 (which included an additional specified upgrade right), further delayed our ability to establish that delivery and acceptance of the license had occurred. This additional specified upgrade was delivered in the first quarter of 2007. Accordingly all revenue, including license, service and maintenance should have been deferred until the delivery and acceptance of the final element. Therefore, the Company restated its financial statements to defer all license, service and maintenance revenue recognized in relation to this contract in 2004, 2005 and the first three quarters of 2006, which was $610,000, $611,000 and $457,000, respectively. The Company’s policy is to recognize expenses as incurred when revenues are deferred in connection with transactions where VSOE cannot be established for an undelivered element as the Company follows the accounting requirements of SOP 97-2. Accordingly, all cost associated with the contract were recorded in the periods when incurred, which differs from the period in which the associated revenue will be recognized.

The impact of the adjustment on the quarters ended September 30, 2006 and 2005 contained in this Form 10-Q/A is to decrease service and maintenance revenue by $129,000 and $160,000, respectively on the Consolidated Statements of Operations. The impacts of the adjustment on the nine months ended September 30, 2006 and 2005, contained in this Form 10-Q/A, is to decrease service and maintenance revenue by $292,000 and $553,000, respectively on the Consolidated Statements of Operations and to increase deferred revenues by $1,512,000 and $1,212,000, respectively, on the Consolidated Balance Sheets. The Consolidated Statements of Cash Flows and Notes to Unaudited Financial Statements have been restated where applicable to reflect the adjustment.

The adjustment to net income (loss) for the three and nine months ended September 30, 2006 and 2005 is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss), as previously reported	$174,000	$2,789,000	$(3,978,000)	$2,471,000

Adjustment (pre-tax):

Service and maintenance revenue	(129,000)	(160,000)	(292,000)	(553,000)

Tax effect of restatement adjustment	-	-	-	-

Net income (loss), as restated	$45,000	$2,629,000	$(4,270,000)	$1,918,000

The Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005, included in the Form 10-Q/A have been restated to include the effect of this adjustment as follows:

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2006		December 31, 2005
	As previously reported	As restated	As previously reported	As restated

ASSETS
Current assets:
Cash and cash equivalents	$4,361,000	$4,361,000	$9,484,000	$9,484,000
Restricted cash	225,000	225,000	225,000	225,000
Receivables, net of reserves of $108,000 and $333,000	5,923,000	5,923,000	5,037,000	5,037,000
Prepaid expenses and other	495,000	495,000	485,000	485,000
Total current assets	11,004,000	11,004,000	15,231,000	15,231,000

Property and equipment, net	518,000	518,000	1,038,000	1,038,000
Intangibles, net	1,789,000	1,789,000	1,999,000	1,999,000
Capitalized software, net	3,314,000	3,314,000	2,055,000	2,055,000
Goodwill	1,233,000	1,233,000	1,100,000	1,100,000
Other assets	189,000	189,000	189,000	189,000
Total assets	$18,047,000	$18,047,000	$21,612,000	$21,612,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,888,000	$3,888,000	$3,969,000	$3,969,000
Deferred revenues	5,950,000	7,463,000	5,767,000	5,767,000
Total current liabilities	9,838,000	11,351,000	9,736,000	9,736,000

Long-term liabilities:
Deferred revenues	-	-	-	1,221,000
Deferred income taxes	7,000	7,000	7,000	7,000

Total long-term liabilities	7,000	7,000	7,000	1,228,000

Stockholders’ equity:
Common stock, $.01 par value, 25,000,000 shares authorized, issued 3,591,000 and 3,433,000	36,000	36,000	36,000	36,000
Additional paid-in capital	27,368,000	27,368,000	27,116,000	27,116,000
Cumulative translation adjustment	(876,000)	(876,000)	(935,000)	(935,000)
Accumulated deficit	(18,118,000)	(19,631,000)	(14,140,000)	(15,361,000)
Less: treasury stock at cost, 42,000 and 42,000 shares	(208,000)	(208,000)	(208,000)	(208,000)

Total stockholders’ equity	8,202,000	6,689,000	11,869,000	10,648,000

Total liabilities and stockholders’ equity	$18,047,000	$18,047,000	$21,612,000	$21,612,000

See accompanying notes to the consolidated financial statements.

The Consolidated Statements of Operations for the Three Months Ended September 30, 2006 and 2005, included in the Form 10-Q/A have been restated to include the effects of the adjustment as follows:

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2006		2005
	As previously reported	As restated	As previously reported	As restated
Revenues:
Software license fees	$2,212,000	$2,212,000	$4,805,000	$4,805,000
Services and maintenance	4,266,000	4,137,000	3,444,000	3,284,000
Total revenues	6,478,000	6,349,000	8,249,000	8,089,000
Costs and expenses:
Cost of software license fees	422,000	422,000	298,000	298,000
Cost of services and maintenance	2,418,000	2,418,000	2,034,000	2,034,000
Product development	896,000	896,000	454,000	454,000
Sales and marketing	1,881,000	1,881,000	1,944,000	1,944,000
General and administrative	735,000	735,000	771,000	771,000
Total costs and expenses	6,352,000	6,352,000	5,501,000	5,501,000

Income (loss) from operations	126,000	(3,000)	2,748,000	2,588,000
Interest income, net	48,000	48,000	41,000	41,000
Income (loss) before income taxes	174,000	45,000	2,789,000	2,629,000
Income tax expense	-	-	-	-
Net income (loss)	$174,000	$45,000	$2,789,000	$2,629,000

Basic and diluted (loss) per share:
Net (loss) per share	$0.05	$0.01	$0.94	$0.89

Shares outstanding used in computing basic (loss) per share	3,549,000	3,549,000	2,968,000	2,968,000
Shares outstanding used in computing diluted (loss) per share	3,567,000	3,567,000	3,106,000	3,106,000

See accompanying notes to the consolidated financial statements.

The Consolidated Statements of Operations for the Nine Months Ended September 30, 2006 and 2005, included in the Form 10-Q/A have been restated to include the effects of the adjustment as follows:

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30,
	2006		2005
	As previously reported	As restated	As previously reported	As restated

Revenues:
Software license fees	$3,334,000	$3,334,000	$7,471,000	$7,471,000
Services and maintenance	11,548,000	11,256,000	9,907,000	9,354,000
Total revenues	14,882,000	14,590,000	17,378,000	16,825,000
Costs and expenses:
Cost of software license fees	1,172,000	1,172,000	881,000	881,000
Cost of services and maintenance	7,721,000	7,721,000	5,813,000	5,813,000
Product development	2,761,000	2,761,000	1,729,000	1,729,000
Sales and marketing	4,496,000	4,496,000	4,606,000	4,606,000
General and administrative	2,893,000	2,893,000	1,968,000	1,968,000
Total costs and expenses	19,043,000	19,043,000	14,997,000	14,997,000

(Loss) income from operations	(4,161,000)	(4,453,000)	2,381,000	1,828,000
Interest income, net	183,000	183,000	90,000	90,000
(Loss) income before income taxes	(3,978,000)	(4,270,000)	2,471,000	1,918,000
Income tax expense	-	-	-	-
Net (loss) income	$(3,978,000)	$(4,270,000)	$2,471,000	$1,918,000

Basic and diluted (loss) income per share:
Net (loss) income per share	$(1.12)	$(1.20)	$0.83	$0.64

Diluted (loss) income per share	$(1.12)	$(1.20)	$0.80	$0.62

Shares outstanding used in computing basic income (loss) per share	3,546,000	3,546,000	2,976,000	2,976,000
Shares outstanding used in computing diluted income (loss) per share	3,546,000	3,546,000	3,072,000	3,072,000

See accompanying notes to the consolidated financial statements.

2. STOCKHOLDERS’ EQUITY/COMPREHENSIVE INCOME

The reconciliation of stockholders’ equity and comprehensive loss from December 31, 2005 to September 30, 2006 is summarized as follows:

	Common Stock	Additional Paid-In Capital	Cumulative Currency Translation Adjustment	Accumulated Deficit	Treasury Stock	Total Stock-holders’ Equity	Compre-hensive Income (loss)
Balance at December 31, 2005 (restated)	$36,000	$27,116,000	$(935,000)	$(15,361,000)	$(208,000)	$10,648,000	$-
Exercise of stock options		19,000	-	-	-	19,000	-
Stock based compensation		233,000				233,000
Cumulative translation adjustment	-	-	59,000	-	-	59,000	59,000
Net (loss) for the period, restated	-	-	-	(4,270,000)	-	(4,270,000)	(4,270,000)
Balance at September 30, 2006 (restated)	$36,000	$27,368,000	$(876,000)	$(19,631,000)	$(208,000)	$6,689,000	$(4,211,000)

3.	INCOME TAX EXPENSE

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

Nine Months Ended
September 30, 2006
Weighted-average fair value of options granted	$6.96
Risk-free interest rate	4.95%
Expected life (in years)	6
Volatility	116%
Expected dividends	-

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

	Three Months Ended	Nine Months Ended
	September 30, 2005 (as Restated)	September 30, 2005 (as Restated)

Net income - as reported	$2,629,000	$1,918,000
Add: Stock-based compensation included in net income as reported, net or related tax effects	-	-
Deduct stock-based compensation determined under fair value based methods for all awards, net of related tax effects	(132,000)	(248,000)

Net income - pro forma	$2,497,000	$1,670,000

Basic income per share - as reported	$0.89	$0.64
Diluted income per share as reported	$0.85	$0.62
Basic income per share - pro forma	$0.84	$0.56
Diluted income per share pro forma	$0.80	$0.54

For purposes of this proforma disclosure, the fair value of each option is amortized on a straight-line basis over the option’s vesting period. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions for the quarter ending September 30, 2005:

Nine Months Ended
September 30, 2005
Weighted-average fair value of options granted	$6.43
Risk-free interest rate	4.32%
Expected life (in years)	6
Volatility	118%
Expected Dividends	-

As of September 30, 2006, the total unrecognized compensation cost related to non-vested options granted amounted to $607,012, which is expected to be recognized over the options’ remaining vesting period which could be as long as four years. No income tax benefit was realized by the Company in the nine months ended September 30, 2006 as the Company reported an operating loss.

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

6.   MAJOR CUSTOMERS

In the third quarter of 2006, there was one major customer that accounted for 10% of total revenues. In the third quarter of 2005, the Company had one customer that accounted for 56% of its total revenue. For the first nine months of 2006 no customer accounted for 10% or more of total revenues and for the first nine months of 2005, there were two customers that accounted for 28% and 12% of total revenues.

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

The purchase price agreement to acquire the assets of FieldCentrix includes earnout provisions to pay the sellers a percentage of certain future license sales and professional service revenue through June 30, 2007. Accordingly, future amounts paid under the earnout provisions will be added to goodwill when such sales occur. In the nine months ended September 30, 2006, goodwill was increased by $133,000 to $1,233,000 due to the adjustment on contingent payments due to the sellers of the assets of FieldCentrix, Inc.

Reclassifications

Certain reclassifications of prior interim period’s amounts have been made to conform to the current interim period presentations.

Results of Operations

Comparison of Three Months Ended September 30, 2006 and 2005

Revenues

Revenues decreased $1,740,000, or 22%, to $6,349,000 for the three months ended September 30, 2006 from $8,089,000 for the three months ended September 30, 2005. Software license fee revenues decreased $2,593,000 or 54%, from the same period last year. Services and maintenance fees for the three months ended September 30, 2006 increased 26 % to $4,137,000, from $3,284,000 from the same quarter in 2005.

The Company’s international operations contributed $1,130,000 of revenues in the third quarter of 2006, which was a 79% decrease from revenues generated during the third quarter of 2005. The Company’s revenues from international operations amounted to 18% of the total revenue for the third quarter in 2006 compared to 68% of total revenues for the same quarter in 2005.

Software license fee revenues decreased 54% to $2,212,000 in the third quarter of 2006 from $4,805,000 in the third quarter of 2005. Astea Alliance license revenues decreased $3,322,000 or 69%, to $1,482,000 in the third quarter of 2006 from $4,804,000 in the third quarter of 2005. The decrease is attributable to one major sale to a customer in 2005 that accounted for 56% of total license revenue in the third quarter of 2005. The Company sold $730,000 of software licenses from its recently acquired FieldCentrix subsidiary compared to $0 in the same period last year.

Services and maintenance revenues increased to $4,137,000 in the third quarter of 2006 from $3,284,000 in the third quarter of 2005. The Astea Alliance service and maintenance revenues increased by $364,000 or 19% compared to the third quarter of 2005. This increase was partially offset by an $85,000 decrease in DISPATCH-1 service and maintenance revenues, which resulted from an expected decrease in demand. Additionally, FieldCentrix contributed $687,000 in services and maintenance revenue during the third quarter of 2006, compared to $113,000 the same quarter of last year after the Company acquired the business on September 21, 2005.

Costs of Revenues

Cost of software license fees increased 42% to $422,000 in the third quarter of 2006 from $298,000 in the third quarter of 2005. Included in the cost of software license fees is the fixed cost of capitalized software amortization. The principle cause of the increase is the amortization of software acquired from FieldCentrix which was not a part of the Company’s expense during the same period of 2005 and certain third party software costs associated with license sales this quarter. The gross margin on software license sales was 81% in the third quarter of 2006 compared to 94% in the third quarter of 2005. The decline in gross margin was attributable to both a decrease in license revenue from the same period in 2005 and an increase in the cost of software licenses sold.

Cost of services and maintenance increased 19% to $2,418,000 in the third quarter of 2006 from $2,034,000 in the third quarter of 2005. The increase in cost of service and maintenance is primarily attributed to an increase in professional services staff from last year to this year plus the addition of the FieldCentrix professional services staff and the recruiting costs associated with those hires. The services and maintenance gross margin percentage was 42% in the third quarter of 2006 compared to 38% in the third quarter of 2005. The increase in services and maintenance gross margin was primarily due to the increase in maintenance revenue, which generally has higher profit margins and the deferral of service and maintenance revenues related to a contract signed in 2004, which is described in more detail in the notes to the financial statements.

Product Development

Product development expense increased 97% to $896,000 in the third quarter of 2006 from $454,000 in the third quarter of 2005. The increase results from the Company’s ongoing program of improving product quality and the expansion of the development staff, principally through the addition of FieldCentrix development activities. The Company excludes capitalized software development costs from product development expense. Software development costs of $737,000 were capitalized in the third quarter of 2006 compared to $437,000 during the same period in 2005. Gross development expense before capitalization was $1,633,000 and $891,000 for the quarters ending September 30, 2006 and 2005, respectfully. The increase results from development efforts for both the next Astea Alliance release and development of FieldCentrix products. Product development expense as a percentage of revenues was 14% in the third quarter of 2006 compared to 6% in the third quarter of 2005.

Sales and Marketing

Sales and marketing expense decreased 3% to $1,881,000 in the third quarter of 2006 from $1, 944,000 in the third quarter of 2005. The decrease in sales and marketing expense is attributable to a reduction in headcount in sales staffing costs, as well as lower commission expenses related to the decrease of license sales from the same period in 2005. As a percentage of revenues, sales and marketing expenses increased to 30% in 2006 from 24% in the third quarter of 2005.

General and Administrative

General and administrative expenses decreased 5% to $735,000 during the third quarter of 2006 from $771,000 in the third quarter of 2005. The decrease in general and administrative expenses is due to a decrease in the Company’s bad debt expense. In addition, the Company incurred indirect operating costs in connection to the FieldCentrix acquisition during the third quarter of 2005, primarily professional fees and travel. As a percentage of revenue, general and administrative expenses increased to 12% in the third quarter of 2006 from 10% in the third quarter of 2005.

Interest Income, Net

Net interest income increased $7,000 to $48,000 in the third quarter of 2006 from $41,000 in the third quarter of 2005. The increase in interest income is generally attributable to an increase in the level of investments as well as higher interest rates earned on the Company’s portfolio of invested funds.

International Operations

Total revenue from the Company’s international operations decreased during the third quarter of 2006 to $1,129,000 compared to $5,480,000 for the third quarter of 2005. The decrease in revenue from international operations was primarily attributable to a very large sale that occurred in 2005 that accounted for 56% of the Company’s total revenues and was not repeated in 2006. International operations generated a net loss of $264,000 for the third quarter ended September 30, 2006 compared to net income of $1,862,000 in the same quarter in 2005.

Comparison of Nine Months Ended September 30, 2006 and 2005

Revenues

Revenues decreased $2,235,000, or 13%, to $14,590,000 for the nine months ended September 30, 2006 from $16,825,000 for the nine months ended September 30, 2005. Software license fee revenues decreased $4,137,000, or 55%, from the same period last year. Services and maintenance fees for the nine months ended September 30, 2006 amounted to $11,256,000, a 20% increase from the same quarter in 2005.

The Company’s international operations contributed $3,662,000 of revenues in the first nine months of 2006 compared to $8,555,000 in the first nine months of 2005. This represents a 57% decrease from the same period last year. The decrease in revenues is due to the decrease in sales from the Company’s foreign operations, primarily in Europe which accounted for one significant sale that represented 56% of the Company’s revenue.

Software license fee revenues decreased 55% to $3,334,000 in the first nine months of 2006 from $7,471,000 in the first nine months of 2005. The decrease is primarily attributable to lower license sales during the first nine months of 2006 including one significant sale that represented 56% of revenue during the first nine months of 2005. Astea Alliance license revenues decreased $5,145,000 or 69% in the first nine months of 2006 from $7,455,000 in the first nine months of 2005. Partially offsetting the decline were $1,022,000 of software licenses from the Company’s newly acquired subsidiary, FieldCentrix. There were no DISPATCH-1 license revenue during the first nine months of 2006 compared to $16,000 for the same period in 2005.

Services and maintenance revenues increased 20% to $11,256,000 in the first nine months of 2006 from $9,354,000 in the first nine months of 2005. The increase primarily relates to service and maintenance revenues of $2,123,000 from FieldCentrix which was acquired on September 21, 2005, compared to $113,000 in 2005. In addition, Astea Alliance service and maintenance revenue increased by $219,000 or 3% from 2005. Slightly offsetting the increases was a decline of $326,000 in DISPATCH-1 service and maintenance revenue.

Costs of Revenues

Cost of software license fees increased 33% to $1,172,000 in the first nine months of 2006 from $881,000 in the first nine months of 2005. Included in the cost of software license fees is the fixed cost of capitalized software amortization. The principal cause of the increase is the amortization of software acquired from FieldCentrix which was not a part of the Company’s expenses during the same period in 2005 and third party license costs included in certain licenses sold in 2006. The software license gross margin percentage was 65% in the first nine months of 2006 compared to 88% during the same period in 2005. The decrease in gross margin was attributable to both the decrease in license sales and the increase in the cost of software license fees.

Cost of services and maintenance increased 33% to $7,721,000 in the first nine months of 2006 from $5,812,000 in the first nine months of 2005. The increase in cost of service and maintenance is primarily attributed to an increase in headcount from last year to this year, including the addition of FieldCentrix staff. The services and maintenance gross margin percentage was 31% in the first nine months of 2006 compared to 38% in the first nine months of 2005. The decline in gross margin from professional services and maintenance is principally due to lower utilization of the professional staff, resulting from a large investment in product quality assurance activities during the first nine months of 2006 and the deferral of service and maintenance revenue related to a contract signed with a customer of the company’s U.K. subsidiary in December 2004, for which services were provided in the periods reported.

Product Development

Product development expense increased 60% to $2,761,000 in the first nine months of 2006 from $1,729,000 in the first nine months of 2005. The increase results from the Company’s ongoing program of improving product quality, increasing product functionality and the addition of FieldCentrix development activities. The Company excludes capitalized software costs from product development expense. Software development costs of $2,139,000 were capitalized in the first nine months of 2006 compared to $826,000 during the same period in 2005. The increase results from development efforts for the next Astea Alliance release and upgrades to FieldCentrix products. Product development as a percentage of revenues was 19% in the first nine months of 2006 compared with 10% in the first nine months of 2005. Gross product development expenses were $4,900,000 in the first nine months of 2006, compared to $2,555,000 of gross development expense in 2005. The increase in cost is due to the continued effort of the Company to improve the quality and functionality of its product, which required adding more development staff. Additionally, the Fieldcentrix acquisition increased the Company’s development staff and costs.

Sales and Marketing

Sales and marketing expense decreased 2% to $4,496,000 in the first nine months of 2006 from $4,607,000 in the first nine months of 2005. The decrease in sales and marketing costs is attributable to lower sales commissions paid in the first nine months of 2006 due to lower license revenues. As a percentage of revenues, sales and marketing expenses increased slightly to 31% from 27% from the first nine months of 2006.

General and Administrative

General and administrative expenses increased 47% to $2,893,000 in the first nine months of 2006 from $1,967,000 in the first nine months of 2005. The increase in general and administrative expenses is attributable to $457,000 in administrative costs connected with the operation of FieldCentrix, $200,000 associated with the insurance retention of the class action lawsuit, $115,000 increase in executive compensation, $50,000 in outside consulting and $63,000 in taxes unrelated to income. As a percentage of revenues, general and administrative expenses increased to 20% from 12% in the first nine months of 2006.

Interest Income, Net

Net interest income increased $93,000 from $90,000 in the first nine months of 2005 to $183,000 in the first nine months of 2006. The increase resulted primarily from an increase in the amount of investments as well as higher interest rates paid on the Company’s portfolio of invested funds.

International Operations

Total revenue from the Company’s international operations decreased by $4,893,000, or 57%, to $3,662,000 in the first nine months of 2006 from $8,555,000 in the first nine months in 2005.  International operations generated a net loss of $1,064,000 for the first nine months ended September 30, 2006 compared to income of $1,735,000 in the same period in 2005. The principal cause of the decline in revenue and income was one large license sale in 2005 that accounted for 56% of the Company’s license revenue.

Liquidity and Capital Resources

Net cash used in operating activities was $2,638,000 for the nine months ended September 30, 2006 compared to net cash provided by operating activities of $4,552,000 for the nine months ended September 30, 2005, a change of $7,190,000. The largest component accounting for the change in cash used was a $6,188,000 change from net income of $1,918,000 earned during the first nine months of 2005 compared to a loss of $4,270,000 in the first nine months of 2006. In addition, accounts receivable increased by $955,000 in 2006 compared to a decrease of $666,000 in 2005. Accounts payable decreased by $77,000 in 2006 compared to an increase of $810,000 in 2005. Partially offsetting the use of cash is an increase of $705,000 in depreciation and amortization in 2006, resulting primarily from the additional depreciable assets acquired from FieldCentrix, $233,000 in non-cash compensation expense related to accounting for the cost of stock options and an increase of $483,000 in deferred revenues compared to a decrease of $189,000 in 2005.

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

At September 30, 2006, the Company had a working capital ratio of .97:1, with cash, cash equivalents and restricted cash of $4,586,000. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the next twelve months. The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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

Foreign Currency Risk. The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are denominated in foreign currency. For the three month period ending September 30, 2006, approximately 18% of the Company’s overall revenue resulted from sales to customers outside the United States. A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations. The Company does not expect any material loss with respect to foreign currency risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such phrase is defined under Rule 13Aa-15(e) promulgated under the Securities and Exchange Act of 1934, related to the Company’s reporting and disclosure obligations as of September 30, 2006, which is the end of the period covered by this Quarterly Report on Form 10-Q/A. In connection with the original filing of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, the Chief Executive Officer and Chief Financial Officer had concluded that the Company’s disclosure controls and procedures as of September 30, 2006 were effective. Following the original filing of Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, the Company determined that its consolidated financial statements for the periods included therein should be restated and therefore should not be relied upon. In light of the restatement process, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has reevaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on this reevaluation and following the identification of the “material weaknesses” in the Company’s internal control over financial reporting described below, the Company’s Chief Executive Officer and

Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2006 at the reasonable assurance level.

Except as noted below, there have been no significant changes in the Company’s internal controls over financial reporting during the fiscal quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, its internal controls over reporting.

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