Form 10-Q
period 2007-03-31
ASTEA INTERNATIONAL INC
filed 2007-05-14
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________

FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          March 31, 2007

or

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
Yes         No   X

As of May 9, 2007, 3,591,185 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC.

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,248,000	$3,120,000
Restricted cash	225,000	225,000
Receivables, net of reserves of $204,000 and $163,000	6,555,000	6,860,000
Prepaid expenses and other	545,000	423,000
Total current assets	11,573,000	10,628,000

Property and equipment, net	611,000	648,000
Intangibles, net	1,649,000	1,719,000
Capitalized software, net	3,810,000	3,636,000
Goodwill	1,523,000	1,253,000
Other assets	171,000	175,000
Total assets	$19,337,000	$18,059,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,424,000	$3,930,000
Deferred revenues	7,259,000	7,987,000
Total current liabilities	11,683,000	11,917,000

Long-term liabilities:
Deferred tax liability	36,000	36,000

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 25,000,000 shares authorized issued 3,591,000 and 3,591,000.	36,000	36,000
Additional paid-in capital	27,736,000	27,532,000
Cumulative translation adjustment	(887,000)	(911,000)
Accumulated deficit	(19,059,000)	(20,343,000)
Less: treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	7,618,000	6,106,000
Total liabilities and stockholders’ equity	$19,337,000	$18,059,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006 (Restated)
Revenues:
Software license fees	$1,717,000	$125,000
Services and maintenance	6,132,000	3,718,000
Total revenues	7,849,000	3,843,000
Costs and expenses:
Cost of software license fees	461,000	316,000
Cost of services and maintenance	2,647,000	2,835,000
Product development	1,260,000	893,000
Sales and marketing	1,313,000	1,248,000
General and administrative	910,000	907,000
Total costs and expenses	6,591,000	6,199,000
Income (loss) from operations	1,258,000	(2,356,000)
Interest income, net	26,000	77,000
Income (loss) before income taxes	1,284,000	(2,279,000)
Income tax expense	-	-
Net income (loss )	$1,284,000	$(2,279,000)

Basic and diluted income (loss) per share	$0.36	$(0.64)

Diluted net income (loss) per share	$0.36	$(0.64)

Shares outstanding used in computing basic income (loss) per share	3,549,000	3,543,000
Shares outstanding used in computing diluted income (loss) per share	3,576,000	3,543,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006 (Restated)
Cash flows from operating activities:
Net income (loss)	$1,284,000	$(2,279,000)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	533,000	539,000
Increase in allowance for doubtful accounts	60,000	55,000
Stock-based compensation	204,000	24,000
Changes in operating assets and liabilities:
Receivables	277,000	597,000
Prepaid expenses and other	(123,000)	(143,000)
Accounts payable and accrued expenses	254,000	(919,000)
Deferred revenues	(723,000)	412,000
Other long term assets	5,000	19,000
Net cash provided (used) by operating activities	1,771,000	(1,695,000)
Cash flows from investing activities:
Purchases of property and equipment	(56,000)	(59,000)
Capitalized software development costs	(539,000)	(651,000)
Earnout payment	(26,000)	17,000
Net cash used in investing activities	(621,000)	(693,000)

Effect of exchange rate changes on cash	(22,000)	4,000
Net increase (decrease) in cash and cash equivalents	1,128,000	(2,384,000)
Cash, beginning of period	3,120,000	9,484,000
Cash, end of period	$4,248,000	$7,100,000

See accompanying notes to the consolidated financial statements.

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements at March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest shareholders’ annual report (Form 10-K) and our restated Form 10-QA’s for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 which reflect the revisions to revenue recognition in connection with a 2004 contract during fiscal year 2006 (see Note 6). Results of operations and cash flows for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year.

2. STOCKHOLDERS’ EQUITY/COMPREHENSIVE INCOME

The reconciliation of Stockholders’ Equity and comprehensive income from December 31, 2006 to March 31, 2007 is summarized as follows:

	Common Stock	Additional Paid-In Capital	Cumulative Currency Translation Adjustment	Accumulated Deficit	Treasury Stock	Total Stock-holders’ Equity	Compre- hensive Income
Balance at December 31, 2006	$36,000	$27,532,000	$(911,000)	$(20,343,000)	$(208,000)	$6,106,000
Stock-based compensation		204,000				204,000
Cumulative translation adjustment			24,000			24,000	$24,000
Net income				1,284,000		1,284,000	1,284,000
Balance at March 31, 2007	$36,000	$27,736,000	$(887,000)	$(19,059,000)	$(208,000)	$7,618,000	$1,308,000

3. INCOME TAX EXPENSE

The Company has adopted the provisions of Financial Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income taxes - an interpretation of FASB Statement 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company has identified its federal tax return and its state returns in Pennsylvania and California as “major” tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for tax years ended 2002 through 2006, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Accordingly, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. For the first quarter 2007, there were no interest or penalties related to the settlement of audits.

At March 31, 2007, the Company maintains a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of future taxable income.

4. STOCK COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under this method, compensation costs recognized in the first quarter of 2007 include (a) compensation costs for all share-based payments granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date value estimated in accordance with the original provisions of FAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R).

The Company had a choice of two attribution methods of allocating compensation costs under SFAS No. 123(R): the “straight-line” method, which allocates expense on a straight-line basis over the requisite service period of the last separately vesting portion of an award, or the “graded vesting attribution method”, an accelerated amortization method, which allocates expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was in-substance, multiple awards. We chose the graded vesting attribution method and accordingly, amortized the fair value of each option trance over the respective tranche’s requisite service period.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and amortizes the estimated option value using an accelerated amortization method where each option grant is split into tranches based on vesting periods. The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience regarding similar awards, giving consideration to the contractual terms of the share-based awards and employee termination data and guidance provided by the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107 (“SAB 107”). Executive level employees who hold a majority of options outstanding, and non-executive level employees were each found to have similar historical option exercise and termination behavior and thus were grouped for valuation purposes. The Company’s expected volatility is based on the historical volatility of its traded common stock in accordance with the guidance provided by SAB 107 to place exclusive reliance on historical volatilities to estimate our stock volatility over the expected term of its awards. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from the U.S. Treasury zero-coupon bonds with an equivalent term. Results for prior periods have not been restated.

As of March 31, 2007, the total unrecognized compensation cost related to non-vested options amounted to $664,000, which is expected to be recognized over the options’ average remaining vesting period of 2.09 years. No income tax benefit was realized by the Company in the year quarter ended March 31, 2007.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term. The fair value of each option is amortized on a straight-line basis over the option’s vesting period. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted average assumptions for the quarters ended March 31, 2007 and 2006.

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Risk-free interest rate	4.51%	4.79%
Expected life (in years)	6.15	6.00
Volatility	106%	117%
Expected dividends	-	-
Forfeiture rate	19.45%	-

The weighted-average fair value of options granted during the periods ended March 31, 2007 and 2006 was estimated as $4.42 and $15.00 respectively.

Activity under the Company’s stock option plans is as follows:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
	Shares Available for Grant	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Balance, December 31, 2006	242,000	427,000	$ 6.71	118,000	$ 6.59
Authorized		-		-	-
Granted		5,000	5.99	-	-
Cancelled		(39,000)	7.42	-	-
Exercised		-	-	-	-
Expired		(2,000)	6.90	-	-
Balance, March 31, 2007	274,000	391,000	$ 6.63	134,000	$ 6.61

The following table summarizes outstanding options that are vested and expected to vest and options under the Company’s stock option plans as of March 31, 2007.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	391,000	$6.63	7.90	$200,953

Ending Vested and Expected to Vest	316,000	$6.64	0.86	$179,103

Options Exercisable	134,000	$6.61	5.93	$118,824

5. MAJOR CUSTOMERS

In the first quarter of 2007, one customer represented 24% of the Company’s revenues due to the revenue recognition of a deferred contract from the years ended December 31, 2006, 2005 and 2004 as disclosed in our Form 10K for the year ended December 31, 2006 and additionally, from revenue generated from the same customer in the first quarter of 2007. For the same period in 2006 one customer represented 12% of the Company’s revenues.

6. RECOGNITION OF DEFERRED REVENUE:

For the quarter ended March 31, 2007, the Company recognized $1,591,000 of revenue which had been deferred due to correcting an error in the recording of such revenue, from a transaction that occurred with a customer in the U.K. in the fourth quarter of 2004 and continued through the end of 2006. This revenue is comprised of $384,000 of license revenue and $1,207,000 in services and maintenance revenue. In 2006, the Company restated it’s previously reported revenues and results of operations for fiscal years 2004 and 2005 and each of the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 to correct this error. All costs related to generating these revenues were expensed in the periods in which they were incurred. The results from operations for the current quarter include all of the revenue discussed, but no related costs. Therefore, the gross profit on revenue this quarter appears higher than other quarters. Such operating results are not typical for the Company and are not expected to recur.

7. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
Non-cash transactions	2007	2006
Increase(decrease) in earnout payable	$270,000	$-
(Increase)decrease in goodwill due to earnout	(270,000)	-
Net cash flow	$-	$-

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This document contains various forward-looking statements and information that are based on management's beliefs, assumptions made by management and information currently available to management. Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these, as well as other risks and uncertainties are described in more detail herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in its Summary of Accounting Policies, Note 2, in the Company’s 2006 Annual Report on Form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Goodwill

On September 21, 2005, the Company acquired the assets and certain liabilities of FieldCentrix, Inc. through its wholly-owned subsidiary, FC Acquisition Corp. Included in the allocation of the purchase price was goodwill valued at $1,100,000 at December 31, 2005. The Company tests goodwill for impairment annually during the first day of the fourth quarter of each fiscal year at the reporting unit level using a fair value approach, in accordance with the provision SFAS No. 142, Goodwill and Other Intangible Assets. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

The purchase agreement to acquire the assets of FieldCentrix includes earnout provisions to pay the sellers a percentage of certain future license sales and professional service revenue through June 30, 2007. Accordingly, future amounts paid under the earnout provision will be added to goodwill when such sales occur. In the quarter ended March 31, 2007, goodwill was increased $270,000 to $1,523,000 due to the earnout provision for certain revenues recognized in the quarter which are payable to the sellers of the assets of FieldCentrix, Inc.

Share-Based Compensation - Option Plans

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under this method, compensation costs recognized in the first quarter of 2007 include (a) compensation costs for all share-based payments granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date value estimated in accordance with the original provisions of FAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R).

The Company had a choice of two attribution methods of allocating compensation costs under SFAS No. 123(R): the “straight-line” method, which allocates expense on a straight-line basis over the requisite service period of the last separately vesting portion of an award, or the “graded vesting attribution method”, an accelerated amortization method, which allocates expense on a straight-line basis over the requisite service period fore each separately vesting portion of the award as if the award was in-substance, multiple awards. We chose the graded vesting attribution method and accordingly, amortized the fair value of each option trance over the respective tranche’s requisite service period.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and amortizes the estimated option value using an accelerated amortization method where each option grant is split into tranches based on vesting periods. The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience regarding similar awards, giving consideration to the contractual terms of the share-based awards and employee termination data and guidance provided by the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107 (“SAB 107”). Executive level employees who hold a majority of options outstanding, and non-executive level employees were each found to have similar historical option exercise and termination behavior and thus were grouped for valuation purposes. The Company’s expected volatility is based on the historical volatility of its traded common stock in accordance with guidance provided by SAB 107 to place exclusive reliance on historical volatilities to estimate our stock volatility over the expected term of its awards. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from the U.S. Treasury zero-coupon bonds with an equivalent term. Results for prior periods have not been restated.

Results of Operations

Comparison of Three Months Ended March 31, 2007 and 2006

Recognition of Deferred Revenue:

For the quarter ended March 31, 2007, the Company recognized $1,591,000 of revenue which had been deferred from a transaction that occurred with a customer in the U.K. in the fourth quarter of 2004 and continued through the end of 2006. This revenue is comprised of $384,000 of license revenue and $1,207,000 in services and maintenance revenue. All costs related to generating these revenues were expensed in the periods in which they were incurred. The results from operations for the current quarter include all of the revenue discussed, but no related costs. Therefore, the gross profit on revenue this quarter appears higher than other quarters. Such operating results are not typical for the Company and are not expected to recur.

Revenues

Revenues increased $4,006,000, or 104%, to $7,849,000 for the three months ended March 31, 2007 from $3,843,000 for the three months ended March 31, 2006. The increase is the net result of an increase in license revenues of $1,592,000 along with an increase of $2,414,000 in service and maintenance revenue. The increase in revenues includes recognition of $384,000 of license and $1,207,000 of service and maintenance revenues that had been deferred from the years ended December 31, 2006, 2005, and 2004 as disclosed in our Form 10K for year ended December 31, 2006. Excluding the revenue recognized from the U.K. customer that had been previously deferred, total revenue for the quarter ended March 31, 2007 increased by 63% over the same quarter in 2006. Software license fee revenues increased 1,274%, from the same period last year. Excluding the license revenue from the U.K. customer that had been previously deferred, license revenue increased for the quarter ended March 31, 2007 by $1,208,000. Services and maintenance fees for the three months ended March 31, 2007 amounted to $6,132,000, a 65% increase from the same quarter in 2006. Excluding the previously deferred service and maintenance revenue from the U.K. customer in the quarter ended March 31, 2007, the increase in service and maintenance revenue over the same quarter in 2006 was $1,207,000 or 32%.

The Company’s international operations contributed $3,264,000 of revenues in the first quarter of 2007 compared to $1,274,000 in the first quarter of 2006. This represents a 156% increase from the same period last year and 42% of total revenues in the first quarter 2007. The increase in international revenues is principally due to the recognition of a total of $1,591,000 in license, service and maintenance revenue from the U.K. that had been deferred in the years ended December 31, 2006, 2005 and 2004. In addition increased demand for professional services in Europe also contributed to the improvement from the same quarter last year.

Software license fee revenues increased $1,592,000 to $1,717,000 in the first quarter of 2007 from $125,000 in the first quarter of 2006. Astea Alliance license revenues increased $1,091,000 to $1,150,000 in the first quarter of 2007 from $59,000 in the first quarter of 2006. The increase in Astea Alliance license revenue includes the recognition of $384,000 from the deferral of license revenue from the year ended December 31, 2004 as well as an increase in sales in the US. The Company sold $567,000 of software licenses from its’ FieldCentrix subsidiary compared to $66,000 in the same period of 2006.

Services and maintenance revenues increased $2,414,000 to $6,132,000 in the first quarter of 2007 from $3,718,000 in the first quarter of 2006. Astea Alliance service and maintenance revenues increased $1,976,000 to $4,700,000 compared to $2,724,000 in the first quarter of 2006. Part of the increase in Astea Alliance revenues is the result of recognizing $1,207,000 in service and maintenance revenue that had been deferred from the years 2006, 2005 and 2004 as well as an increase in the demand for professional services in Europe. Additionally, service and maintenance revenues from our FieldCentrix subsidiary increased by $472,000 or 66% to $1,187,000 in the first quarter of 2007 from $715,000 during the same period in 2006. Partially offsetting this increase was a decrease in DISPATCH-1 service and maintenance revenues of $74,000 to $205,000 from $279,000 in the prior year. The decline in service and maintenance revenue for DISPATCH-1 was expected as the Company had discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees increased 46% to $461,000 in the first quarter of 2007 from $316,000 in the first quarter of 2006. Included in the cost of software license fees is the fixed cost of capitalized software amortization and the amortization of software acquired from FieldCentrix. Contributing to the increase in cost of license fees is an increase of $125,000 in amortization of capitalized software. The software licenses gross margin percentage was 73% in the first quarter of 2007 compared to (153%) in the first quarter of 2006. The large improvement in gross margin was attributable to an increased level of license sales in the first quarter of 2007 along with the recognition of $384,000 of license revenue from the deferred contract at December 31, 2004.

Cost of services and maintenance decreased 7% to $2,647,000 in the first quarter of 2007 from $2,835,000 in the first quarter of 2006. The decrease is attributable to a small reduction in headcount in our Europe location. The services and maintenance gross margin percentage was 56% in the first quarter of 2007 compared to 24% in the first quarter of 2006. The increase in service and maintenance gross margin results from the recognition of $1,207,000 in revenue that had been deferred from the years ended December 31, 2006, 2005 and 2004 and increased demand of services in Europe.

Product Development

Product development expense increased 41% to $1,260,000 in the first quarter of 2007 from $893,000 in the first quarter of 2006. The increase results from the Company’s ongoing program of improving product quality. The Company excludes the capitalization of software development costs from product development. Development costs of $539,000 were capitalized in the first quarter of 2007 compared to $651,000 during the same period in 2006. During the quarter ended March 31, 2007 the Company released version 8.0 of Astea Alliance. The decrease in capitalized software costs results from the release of version 8.0 during the quarter, at which time the capitalization of development costs ceased. Gross development expenses were $1,799,000 for the first quarter of 2007 compared to $1,544,000 for the first quarter of 2006. Product development as a percentage of revenues was 16% in the first quarter of 2007 compared with 23% in the first quarter of 2006. Product development as a percentage of revenues without the recognition of the $1,591,000 of revenue previously deferred from the U.K. customer was 20% in the first quarter of 2007 compared to 23% in the first quarter of 2006. The decrease in percentage of revenues is the result the increased revenues.

Sales and Marketing

Sales and marketing expense increased by 5% to $1,313,000 in the first quarter of 2007 from $1,248,000 in the first quarter of 2006. The increase is attributable to an increase in commissions due to higher license revenues. As a percentage of revenues, sales and marketing expenses decreased to 17% from 32% in the first quarter of 2006, due to significantly higher revenues in 2007. Sales and marketing as a percentage of revenues without the recognition of the $1,591,000 of revenue previously deferred from the U.K. customer was 21% for the first quarter of 2007 compared to 32% in the same quarter of 2006.

General and Administrative

General and administrative expense of $910,000 in the first quarter of 2007 was essentially unchanged from $907,000 in the first quarter of 2006. The 2007 expense includes a partial settlement of $112,000 from a lawsuit against another party. An equal amount is required to be paid in the second quarter of 2008 however, due to concerns regarding the ultimate collection, the remaining portion will be recognized when received. Offsetting this settlement were increased legal fees. As a percentage of revenues, general and administrative expenses decreased to 12% from 24% in the first quarter of 2006. General and administrative expenses as a percentage of revenues without the recognition of the $1,591,000 of revenue previously deferred from the U.K. customer was 15% in the first quarter of 2007 compared to 24% in the same quarter of 2006.

Interest Income, net

Net interest income decreased $51,000 from $77,000 in the first quarter of 2006 to $26,000 in the first quarter of 2007. The decrease resulted primarily from a decrease in the level of investments.

International Operations

Total revenue from the Company’s international operations increased by $1,990,000 to $3,264,000 in the first quarter of 2007 from $1,274,000 in the same quarter in 2006.  The increase in revenue from international operations is principally due to the recognition of $1,591,000 in license, service and maintenance revenues from a particular contract in our U.K. subsidiary that had been deferred in the years ended December 31, 2006, 2005 and 2004 as well as an increase in professional services in Europe. International operations generated net income of $1,747,000 for the first quarter ended March 31, 2007 compared to a net loss of $453,000 in the same quarter in 2006. Net income for international operations, excluding the $1,591,000 of license and service and maintenance revenues previously deferred, would have been $156,000 for the quarter ended March 31, 2007. The improvement is principally due to the increase in professional services in Europe in the first quarter of this year compared to the same period in 2006.

Liquidity and Capital Resources

Net cash generated by operating activities was $1,771,000 for the three months ended March 31, 2007 compared to cash used by operations of $1,695,000 for the three months ended March 31, 2006, a net increase of $3,466,000. The increase in cash generated by operations was primarily attributable to the improvement of $3,563,000 in net income for the period compared to the same period last year, an increase of $180,000 in the non cash charge of compensation expense and a change in accounts payable of $1,173,000 compared to last year, offset by a lower reduction in accounts receivables of $320,000 compared to last year, and a decrease in deferred revenues of $723,000 compared to an increase of $412,000 last year. The large decrease in deferred revenue resulted from the recognition of $1,591,000 in deferred revenue from the years ended December 31, 2006, 2005 and 2004.

The Company used $621,000 for investing activities in the first three months of 2007 compared to using $693,000 in the first three months of 2006. The decrease in cash used is attributable to a reduction in capitalized software development expense compared to the first quarter of 2006 and a decrease in capital expenditures of $3,000 partially offset by a decrease of $43,000 in payments under the earnout provisions related to the acquisition of FieldCentrix.

The Company generated no cash from financing activities for the first three months of 2007 and 2006.

At March 31, 2007, the Company had a working capital ratio of .99:1, with cash and restricted cash of $4,473,000. The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the next twelve months. The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

Variability of Quarterly Results and Potential Risks Inherent in the Business

The Company’s operations are subject to a number of risks, which are described in more detail in the Company’s prior SEC filings, including in its annual report on Form 10-K for the fiscal year ended December 31, 2006. Risks which are peculiar to the Company on a quarterly basis, and which may vary from quarter to quarter, include but are not limited to the following:

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

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 2007, the Company’s investments consisted of U.S. government commercial paper. The Company does not expect any material loss with respect to its investment portfolio. In addition, the Company does not believe that a 10% change in interest rates would have a significant effect on its interest income.

Foreign Currency Risk. The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are denominated in foreign currency. For the three month period ended March 31, 2007, approximately 41% of the Company’s overall revenue resulted from sales to customers outside the United States. A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations. The Company does not expect any material loss with respect to foreign currency risk.

Item 4.	CONTROLS AND PROCEDURES

The Company’s management team, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), as of the last day of the period covered by this report, March 31, 2007. The term disclosure controls and procedures means the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, because of the material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of March 31, 2007. To address the material weaknesses in the Company’s internal control over financial reporting described below, we performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this report. As a result of these expanded procedures, the Company believes that the condensed consolidated financial statements contained in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods covered thereby in conformity with generally accepted accounting principles in the United States (“GAAP”).

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

The Company expanded its internal contract documentation procedures during the accounting close of the quarter ended March 31, 2007 and continues to implement additional documentation procedures, in order to correct the material weakness identified. However, the Company will need to complete additional quarterly closings in order to adequately evaluate the effectiveness of the remediations made to its material weakness in internal controls, before it can state that the identified weakness has been corrected.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Purported Shareholder Class Action and Derivative Lawsuit

On and shortly after April 6, 2006, certain purported shareholder class action and derivative lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors and officers.  The lawsuits, alleging that the Company and certain of its officers and directors violated federal securities laws and state laws, related to the Company’s March 31, 2006 announcement of the accounting restatement for overcapitalized software development costs during the first two quarters of 2005 and the undercapitalized software development costs during the third quarter of 2005.  Pursuant to a Stipulation and Order of the Court entered July 12, 2006, the putative class actions were consolidated, certain persons were appointed as lead plaintiffs, and a consolidated amended complaint was filed on September 11, 2006.  On September 14, 2006, the Court consolidated the putative derivative actions, appointed certain persons to serve as co-lead plaintiffs, and ordered co-lead plaintiffs to file a consolidated amended derivative complaint within thirty (30) days after a decision is rendered on defendants’ motion to dismiss the consolidated class action. The defendants filed the motion to dismiss the consolidated amended class action complaint on October 26, 2006 and the briefings for the motion were completed January 24, 2007. The motion is now awaiting the decision of the Court. The Company believes these lawsuits are without merit and intends to continue to defend them vigorously.

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

The Company is currently subject to pending civil litigation, which may become time consuming, expensive and distracting from the conduct of the Company’s daily business. The Company is unable at this time to estimate what its ultimate liability in this matter may be, and it is possible that it will be required to pay substantial judgments, settlements, fines or other penalties and incur expenses that could have a material adverse effect on the Company’s business, results of operations and/or financial condition, and such effects could be very significant. Although the Company maintains certain insurance coverage, a substantial amount of any such payments may not be covered by insurance. Expenses incurred in connection with these matters (which include substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) could adversely affect the Company’s cash position. The Company recorded a charge to the second quarter 2006 financial results in connection with the litigation as it related to the Company’s insurance deductible. The Company has not taken any reserves for any potential judgments, settlements, fines or other penalties that may arise from this litigation. The Company cannot predict the timing of developments in respect of this litigation. For additional information related to the litigation, see the “Legal Proceedings” section of this report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 14th day of May 2007.

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