Form 10-Q
period 2007-06-30
ASTEA INTERNATIONAL INC
filed 2007-08-14
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

[    ]           Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from                               _______________               to           _________________

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
Yes           No   X

As of August 1, 2007, 3,591,185 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC.

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007 (Unaudited)	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,825,000	$3,120,000
Restricted cash	150,000	225,000
Investments for sale	500,000	-
Receivables, net of reserves of $262,000 (unaudited) and $163,000	6,252,000	6,860,000
Prepaid expenses and other	556,000	423,000
Total current assets	10,283,000	10,628,000

Property and equipment, net	568,000	648,000
Intangibles, net	1,579,000	1,719,000
Capitalized software, net	3,594,000	3,636,000
Goodwill	1,540,000	1,253,000
Other assets	166,000	175,000
	$17,730,000	$18,059,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,014,000	$3,930,000
Deferred revenues	6,844,000	7,987,000
Total current liabilities	10,858,000	11,917,000

Long-term liabilities:
Deferred tax liability	36,000	36,000

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 25,000,000 shares Authorized issued 3,591,000 (unaudited) and 3,591,000	36,000	36,000
Additional paid-in capital	27,855,000	27,532,000
Cumulative translation adjustment	(866,000)	(911,000)
Accumulated deficit	(19,981,000)	(20,343,000)
Less: treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	6,836,000	6,106,000
Total liabilities and stockholders’ equity	$17,730,000	$18,059,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE NET (LOSS) INCOME
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Revenues:
Software license fees	$989,000	$997,000	$2,706,000	$1,122,000
Services and maintenance	5,265,000	3,402,000	11,397,000	7,120,000
Total revenues	6,254,000	4,399,000	14,103,000	8,242,000
Costs and expenses:
Cost of software license fees	645,000	434,000	1,106,000	750,000
Cost of services and maintenance	2,984,000	2,468,000	5,631,000	5,303,000
Product development	1,281,000	972,000	2,541,000	1,865,000
Sales and marketing	1,270,000	1,367,000	2,583,000	2,615,000
General and administrative	1,035,000	1,251,000	1,945,000	2,158,000
Total costs and expenses	7,215,000	6,492,000	13,806,000	12,691,000

(Loss) income from operations	(961,000)	(2,093,000)	297,000	(4,449,000)
Interest income, net	39,000	58,000	65,000	135,000
(Loss) income before income taxes	(922,000)	(2,035,000)	362,000	(4,314,000)
Income tax expense	-	-	-	-
Net (loss) income	$(922,000)	$(2,035,000)	$362,000	$(4,314,000)

Comprehensive net (loss) income:
Net (loss) income	$(922,000)	$(2,035,000)	$362,000	$(4,314,000)
Cumulative translation adjustment	20,000	(51,000)	45,000	60,000
Comprehensive net (loss) income	$(902,000)	$(2,086,000)	$407,000	$(4,254,000)

Basic (loss) income per share	$(0.26)	$(0.57)	$0.10	$(1.22)

Diluted (loss) income per share	$(0.26)	$(0.57)	$0.10	$(1.22)
Shares outstanding used in computing basic (loss) income per share	3,549,000	3,547,000	3,549,000	3,545,000
Shares outstanding used in computing diluted (loss) income per share	3,549,000	3,547,000	3,576,000	3,545,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$362,000	$(4,314,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,299,000	1,194,000
Increase in allowance for doubtful accounts	121,000	189,000
Stock based compensation	323,000	125,000
Changes in operating assets and liabilities:
Receivables	557,000	(28,000)
Prepaid expenses and other	(128,000)	(65,000)
Accounts payable and accrued expenses	105,000	(477,000)
Deferred revenues	(1,098,000)	1,565,000
Other long term assets	9,000	(5,000)
Net cash provided by (used in) operating activities	1,550,000	(1,816,000)
Cash flows from investing activities:
Release of restricted cash	75,000	-
Purchase of short term investments	(500,000)
Purchases of property and equipment	(88,000)	(66,000)
Capitalized software development costs	(923,000)	(1,402,000)
Earnout payment	(334,000)	(47,000)
Net cash used in investing activities	(1,770,000)	(1,515,000)
Cash flows from financing activities:
Proceeds from exercise of stock options	-	19,000
Cash flows provided by financing activities	-	19,000
Effect of exchange rate changes on cash	(75,000)	(90,000)
Net decrease in cash and cash equivalents	(295,000)	(3,402,000)
Cash, beginning of period	3,120,000	9,484,000
Cash, end of period	$2,825,000	$6,082,000
See accompanying notes to the consolidated financial statements.

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The consolidated financial statements at June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that these disclosures made are adequate to make the information not misleading.   It suggests that these condensed financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest shareholders’ annual report (Form 10-K) and our restated Form 10-QA’s for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 which reflect the revisions to revenue recognition in connection with a 2004 contract during fiscal year 2006 (see Note 6).  Results of operations and cash flows for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

2.  RECENT ACCOUNTING STANDARDS OR ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”    SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  It establishes a fair-value hierarchy that prioritizes the information used to develop those assumptions.  Under SFAS No. 157, fair-value measurements would be separately disclosed by level within the fair-value hierarchy.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We do not believe that the adoption of SFAS will have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”   SFAS No. 159 provides an option to irrevocably elect to report recognized financial assets and liabilities at fair value, on an instrument by instrument basis.  It is applied to an entire financial instrument, not only to specific risks, cash flows or portions of the instrument.  Subsequent to the initial adoption, an entity may elect the fair value option only in limited circumstances.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Earlier application is permitted, but requires concurrent adoption of SFAS No. 157, “Fair Value Measurements.”    We do not believe that the adoption of SFAS will have a material impact on our consolidated financial position, results of operations or cash flows.

3.  INCOME TAX

The Company adopted the provisions of Financial Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income taxes – an interpretation of FASB Statement 109” (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company has identified its federal tax return and its state returns in Pennsylvania and California as “major” tax jurisdictions, as defined.  Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was

performed for tax years ended 2002 through 2006, the only periods subject to examination.   The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  Accordingly, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the six months ended June 30, 2007 and 2006 there were no interest or penalties related to the settlement of audits.

At June 30, 2007, the Company maintains a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of future taxable income.

4.  STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method.   Under this method, compensation costs recognized in the six months ended June 30, 2007 and 2006 include (a) compensation costs for all share-based payments granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date value estimated in accordance with the original provisions of FAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R).

The Company had a choice of two attribution methods of allocating compensation costs under SFAS No. 123(R): the “straight-line” method, which allocates expense on a straight-line basis over the requisite service period of the last separately vesting portion of an award, or the “graded vesting attribution method”, an accelerated amortization method, which allocates expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was in-substance, multiple awards.  We chose the graded vesting attribution method and accordingly, amortized the fair value of each option tranche over the respective tranche’s requisite service period.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton (Black-Scholes) option-pricing formula and amortizes the estimated option value using an accelerated amortization method where each option grant is split into tranches based on vesting periods.  The Company’s expected term  represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience regarding similar awards, giving consideration to the contractual terms of the share-based awards and employee termination data and guidance provided by the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107 (“SAB 107”).  Executive level employees who hold a majority of options outstanding, and non-executive level employees were each found to have similar historical option exercise and termination behavior and thus were grouped for valuation purposes.  The Company’s expected volatility is based on the historical volatility of its traded common stock in accordance with the guidance provided by SAB 107 to place exclusive reliance on historical volatilities to estimate our stock volatility over the expected term of its awards.  The Company has historically not paid dividends and has no foreseeable plans to issue dividends.  The risk-free interest rate is based on the yield from the U.S. Treasury zero-coupon bonds with an equivalent term.  Results for prior periods have not been restated.

As of June 30, 2007, the total unrecognized compensation cost related to non-vested options amounted to $574,000, which is expected to be recognized over the options’ average remaining vesting period of 1.54 years.  No income tax benefit was realized by the Company in the period ended June 30, 2007.  As of June 30, 2007, 260,000 shares were available for grant.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted average assumptions for the six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk free interest rate	4.57%	5.04%	4.86%	5.04%
Expected life (in years)	6.15	6.00	6.15	6.00
Volatility	102%	116%	102%	116%
Expected dividends	-	-	-	-

The weighted-average fair value of options granted during the six months ended June 30, 2007 and 2006 is estimated at $6.50 and $9.48 respectively.  For the three months ended June 30, 2007 and 2006, the weighted-average fair value of options granted is estimated at $7.24 and $3.87 respectively.

Activity under the Company’s stock option plans for the six months ended June 30, 2007 is as follows:

	OPTIONS OUTSTANDING
	Shares	Wtd. Avg. Exercise Price
Balance, December 31, 2006	427,000	$6.71
Authorized	-	-
Granted	43,000	6.50
Cancelled	(97,000)	7.41
Exercised	-	-
Expired	(2,000)	6.90
Balance, June 30, 2007	371,000	$6.57

As of June 30, 2007, the Company had 260,000 shares available for grant compared to 242,000 at of December 31, 2006.

The following table summarizes outstanding options that are vested and expected to vest and options under the Company’s stock options plans as of June 30, 2007.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	371,000	$6.57	7.63	$276,000

Ending Vested and Expected to Vest	299,000	$6.55	7.32	$241,000

Options Exercisable	142,000	$6.61	5.75	$152,000

5. EARNINGS PER SHARE

The Company follows SFAS 128 “Earnings Per Share,” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations.  Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had a net income available to the common shareholders for the six months ended

June 30, 2007 and a net loss for the six months ended June 30, 2006.  Income (loss) per share is computed as follows:

	Six Months Ended June 30,
	2007	2006
Numerator:
Net income (loss) available to common shareholders	$362,000	$(4,314,000)

Denominator:
Weighted average shares used to compute net income available to common shareholders per common share-basic	3,549,000	3,545,000
Effect of dilutive stock options	27,000	-

Weighted average shares used to compute net income available to common shareholders per common share-dilutive	3,576,000	3,545,000

Basic net income (loss) per share to common shareholder	$.10	$(1.22)

Dilutive net income (loss) per share to common shareholder	$.10	$(1.22)

6.  MAJOR CUSTOMERS

In the three months ended June 30, 2007, one customer accounted for more than 17% of total revenues.  In the three months ended June 30, 2006 no customer accounted for 10% of total revenue.  For the first six months of 2007, one customer accounted for more than 12% of total revenues, however during the same period of 2006, no customer accounted for at least 10% of total revenues.

7.  RECOGNITION OF DEFERRED REVENUE

For the quarter ended March 31, 2007, the Company recognized $1,591,000 of revenue which had been deferred due to correcting an error in the recording of such revenue, from a transaction that occurred with a customer in the U.K. in the fourth quarter of 2004 and continued through the end of 2006.  The $1,591,000 revenue is comprised of $384,000 of license revenue and $1,207,000 in services and maintenance revenue.  All costs related to generating these revenues were expensed in the periods in which they were incurred.  The results from operations for the current quarter include all of the revenue discussed, but no related costs.

8.  GEOGRAPHIC SEGMENT DATA

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

For the Six Months Ended,	2007	2006
Revenues:
Software license fees
United States
Domestic	$1,741,000	$660,000
Export	-	-
Total United States
software license fees	1,741,000	660,000

United Kingdom	711,000	85,000
Other foreign	254,000	377,000
Total foreign software
license fees	965,000	462,000
Total software license fees	2,706,000	1,122,000

Services and maintenance
United States
Domestic	6,700,000	4,696,000
Export	101,000	351,000
Total United States service
and maintenance revenue	6,801,000	5,047,000

United Kingdom	3,845,000	1,409,000
Other foreign	751,000	664,000
Total foreign service and
maintenance revenue	4,596,000	2,073,000
Total service and
maintenance revenue	11,397,000	7,120,000
Total revenue	$14,103,000	$8,242,000
Net income(loss) from operations
United States	$(1,965,000)	$(3,515,000)
United Kingdom	2,114,000	(994,000)
Other foreign	213,000	195,000
Net income(loss) from operations	$362,000	$(4,314,000)

9.  LEGAL PROCEEDINGS

On and shortly after April 6, 2006, certain purported shareholder class action and derivative lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors and officers.  The lawsuits, alleging that the Company and certain of its officers and directors violated federal securities laws and state laws, related to the Company’s March 31, 2006 announcement of the accounting restatement for overcapitalized software development costs during the first two quarters of 2005 and the undercapitalized software development costs during the third quarter of 2005.  Pursuant to a Stipulation and Order of the Court entered July 12, 2006, the putative class actions were consolidated, certain persons were appointed as lead plaintiffs, and a consolidated amended complaint was filed on September 11, 2006.  On September 14, 2006, the Court consolidated the putative derivative actions, appointed certain persons to serve as co-lead plaintiffs, and ordered co-lead plaintiffs to file a consolidated amended derivative complaint within thirty (30) days after a decision is rendered on defendants’ motion to dismiss the consolidated class action. The defendants filed the motion to dismiss the consolidated amended class action complaint on October 26, 2006 and the initial briefings for the motion were completed January 24, 2007.  Supplemental letter briefs were completed on July 23, 2007.  On August 9, 2007, the court dismissed the Consolidated Amended Complaint, without prejudice, and granted plaintiffs leave to file an amended Consolidated Amended Complaint by September 9, 2007.  The Company has no information as to whether the plaintiffs plan to file an amended complaint with the court.  The Company believes these lawsuits are without merit and intends to continue to defend them vigorously.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in its Summary of Accounting Policies, Note 2 to the Company’s year-end consolidated financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition

Astea’s revenue is principally recognized from two sources: (i) software licensing arrangements and (ii) services and maintenance.

The Company markets its products primarily through its direct sales force and resellers. Software license agreements do not provide for a right of return, and historically, product returns have not been significant.

The Company recognizes revenue on its software products in accordance with AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,Accounting for Performance of Construction-Type and Certain Production-Type Contracts; and SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition.

The Company recognizes revenue from license sales when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the license fee is fixed and determinable and the collection of the fee is probable.  The Company utilizes written contracts as a means to establish the terms and conditions by which our products, support and services are sold to our customers.  Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs after a license key has been delivered electronically to the customer.  Revenue for arrangements with extended payment terms in excess of one year is recognized when the payments become due, provided all other recognition criteria are satisfied.  If collectibility is not considered probable, revenue is recognized when the fee is collected.  Our typical end user license agreements do not contain acceptance clauses.  However, if acceptance criteria is required, revenues are deferred until customer acceptance has occurred.

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

The purchase agreement to acquire the assets of FieldCentrix includes earnout provisions to pay the sellers a percentage of certain future license sales and professional service revenue through June 30, 2007.  In the quarter ended June 30, 2007, goodwill was increased $17,500 to $1,540,000 for certain revenues recognized in the quarter which are payable to the sellers of the assets of FieldCentrix, Inc.  For the six months ended June 30, 2007, goodwill was increased $287,000 to $1,540,000 from $1,253,000 at December 31, 2006 for certain revenues recognized in the first six months of the year which are payable to the sellers of the assets of FieldCentrix, Inc.

Earnings Per Share

The Company follows SFAS 128 “Earnings Per Share,” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations.  Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had a net income available to the common shareholders for the six months ended June 30, 2007 and a net loss for the six months ended June 30, 2006.  Income (loss) per share is computed as follows:

	Six Months Ended June 30,
	2007	2006
Numerator:
Net income (loss) available to common shareholders	$362,000	$(4,314,000)

Denominator:
Weighted average shares used to compute net income available to common shareholders per common share-basic	3,549,000	3,545,000
Effect of dilutive stock options	27,000	-

Weighted average shares used to compute net income available to common shareholders per common share-dilutive	3,576,000	3,545,000

Basic net income (loss) per share to common shareholder	$.10	$(1.22)

Dilutive net income (loss) per share to common shareholder	$.10	$(1.22)

Results of Operations

Comparison of Three Months Ended June 30, 2007 and 2006

Revenues

Revenues increased $1,855,000 or 42%, to $6,254,000 for the three months ended June 30, 2007 from $4,399,000 for the three months ended June 30, 2006.  Software license fee revenues decreased $8,000, or 1%, from the same period last year.  Services and maintenance fees for the three months ended June 30, 2007 amounted to $5,265,000, a 55% increase from the same quarter in 2006.

The Company’s international operations contributed $2,298,000 of revenues in the second quarter of 2007, which is an 82% increase compared to revenues generated during the second quarter of 2006.  The Company’s revenues from international operations amounted to 37% of the total revenue for the second quarter in 2007, compared to 29% of total revenues for the same quarter in 2006.

Software license fee revenues decreased 1% to $989,000 in the second quarter of 2007 from $997,000 in the second quarter of 2006.  Astea Alliance license revenues decreased $154,000 or 20%, to $615,000 in the second quarter of 2007 from $769,000 in the second quarter of 2006.  The slight decrease is primarily attributable to lower than expected sales in the United States and Europe during the second quarter. The Company sold $297,000 of software licenses from its FieldCentrix subsidiary in the second quarter of 2007, an increase of 30% over the same quarter of 2006.  Additionally, the company sold $77,000 of DISPATCH-1 licenses to existing customers.

Services and maintenance revenues increased to $5,265,000 in the second quarter of 2007 from $3,402,000 in the second quarter of 2006, an increase of 55%.  Astea Alliance service and maintenance revenues increased by

$1,385,000 or 57% compared to the second quarter of 2006.  The increase resulted from increased demand for professional services in Europe, as well as expected overall improvement due to the investment in quality, which the Company performed in the second quarter of 2006.  Furthermore, service and maintenance revenue from our FieldCentrix subsidiary increased to $1,230,000 or 71% from $721,000 during the same period in 2006. The increase results from projects connected to implementation services for recent license sales and pilot projects for new potential customers.  Partially offsetting these increases, DISPATCH-1 service and maintenance revenues decreased $71,000 to $171,000 from $242,000 in the prior year.  The decline in service and maintenance revenue for DISPATCH-1 is expected as the Company discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees increased 49% to $645,000 in the second quarter of 2007 from $434,000 in the second quarter of 2006.  Included in the cost of software license fees is the fixed cost of capitalized software amortization, amortization of software acquired from FieldCentrix and any third party software embedded in the Company’s software licenses sold to customers.  The principal cause of the increase is the amortization of capitalized software development costs related to our most recently released version of Astea Alliance, version 8.0, which was released during the first quarter of 2007.  The software license gross margin percentage was 35% in the second quarter of 2007 compared to 56% in the second quarter of 2006.  The decline in margin resulted primarily from the increase in costs of license as well as the small decline in license revenue.

Cost of services and maintenance increased 21% to $2,984,000 in the second quarter of 2006 from $2,468,000 in the second quarter of 2006  The increase in cost of service is due to a 9% increase in headcount compared to the same quarter in 2006 as well as subcontracting costs in Europe.  The services and maintenance gross margin percentage was 43% in the second quarter of 2007 compared to 27% in the second quarter of 2006.  The increase in services and maintenance gross margin was primarily due to revenues increasing at a faster rate than costs and higher staff utilization.

Product Development

Product development expense increased 32% to $1,281,000 in the second quarter of 2007 from $972,000 in the second quarter of 2006. The increase results from the Company’s ongoing program of improving product quality.    The Company excludes the capitalization of software costs from product development.  Development costs of $385,000 were capitalized in the second quarter of 2007 compared to $751,000 during the same period in 2006.  The decrease in capitalized software development costs results from the release of version 8.0 of Astea Alliance in the first quarter of 2007, in which a greater percentage of development costs were capitalized.  Subsequent to the release, there has been an increased effort dedicated to quality improvement, in which costs are directly expensed instead of capitalized.  Gross product development expense was $1,666,000 in the quarter which is 3% less than the same quarter in 2006.  Product development expense as a percentage of revenues decreased to 20% in the second quarter of 2007 compared with 22% in the second quarter of 2006.  The decrease in costs relative to revenues is due to both the overall increase in revenues and reductions in the Company’s gross development expense compared to the same quarter in 2006.

Sales and Marketing

Sales and marketing expense decreased 7% to $1,270,000 in the second quarter of 2007 from $1,367,000 in the second quarter of 2006. The slight decrease in sales and marketing is attributable to a reduction in payroll due to reduced headcount.  As a percentage of revenues, sales and marketing expenses decreased to 20% in 2006 from 31% in the second quarter of 2006.   The reduction results from both the increase in total revenue and the decrease in expense.

General and Administrative

General and administrative expenses decreased 17% to $1,035,000 during the second quarter of 2007 from $1,251,000 in the second quarter of 2006.  The decrease in general and administrative expenses is principally attributable to $200,000 associated with the insurance retention in the class action lawsuit which is included in the 2006 results.  As a percentage of revenue, general and administrative expenses decreased to 17% in the second quarter of 2007 from 28% in the second quarter of 2006.

Interest Income, Net

Net interest income decreased $19,000 to $39,000 in the second quarter of 2007 from the second quarter of 2006.  The decrease resulted primarily from a decline in the level of investments.

International Operations

Total revenue from the Company’s international operations increased by 82% during the second quarter of 2007 to $2,298,000 compared to $1,260,000 for the second quarter of 2006.  The increase in revenue from international operations was primarily attributable to an increase in license revenue in the Asia/Pacific region and an increase in professional services revenue in Europe.  International operations generated a net profit of $580,000 for the second quarter ended June 30, 2007 compared to a net loss of $347,000 in the same period in 2006.

Net (loss)

Net loss for the three months ended June 30, 2007 was $922,000 compared to net loss of $2,035,000 for the six months ended June 30, 2006.  The improvement results from an increase in revenues of $1,855,000 slightly offset by an increase in expense of $723,000 during the three months ended June 30, 2007 compared to the same period in 2006.

Comparison of Six Months Ended June 30, 2007 and 2006

Recognition of Deferred Revenue:

For the six months ended June 30, 2007, the Company recognized $1,591,000 of revenue which had been deferred from a transaction that occurred with a customer in the U.K. in the fourth quarter of 2004 and continued through the end of 2006.  This revenue is comprised of $384,000 of license revenue and $1,207,000 in services and maintenance revenue.  All costs related to generating these revenues were expensed in the periods in which they were incurred.  The results from operations for the period include all of the revenue discussed, but no related costs.  Therefore, the gross profit on revenue this period appears higher than other periods.  Such operating results are not typical for the Company and are not expected to recur.

Revenues

Revenues increased $5,861,000, or 71%, to $14,103,000 for the six months ended June 30, 2007 from $8,242,000 for the six months ended June 30, 2006.  The increase in revenues includes recognition of $384,000 of license and $1,207,000 of service and maintenance revenues that had been deferred from the years ended December 31, 2006, 2005, and 2004 as disclosed in our Form 10K for year ended December 31, 2006.   Excluding the revenue recognized from the U.K. customer that had been previously deferred, total revenue for the six month period ended June 30, 2007 would be $12,512,000, an increase of 52% over the same period in 2006.  Software license fee revenues increased $1,584,000, or 141%, from the same period last year.  Excluding the license revenue from the customer in the U.K. which was recognized in 2007, license revenue would be $2,322,000, an increase of 107% over the same period in 2006.  Services and maintenance revenues for the six months ended June 30, 2007 amounted to $11,397,000, a 60% increase from the same period in 2006.  Excluding the service and maintenance revenue recognized from the U.K. customer in 2007, total service and maintenance revenue is $10,190,000, an increase of 43% over the same period in 2006.

The Company’s international operations contributed $5,561,000 of revenues in the first six months of 2007 compared to $2,534,000 in the first six months of 2006.  This represents a 119% increase from the same period last year and 39% of total Company revenues in the first six months of 2007.  Excluding the revenue recognized in 2007 from the U.K. customer that had been deferred from previous years, total revenue from international operations is $3,970,000, which is an increase of 57% over the same period in 2006.  The increase in revenues is due to the increase in professional services in Europe and increases in licenses sales in Asia Pacific.

Software license revenues increased 141% to $2,706,000 in the first six months of 2007 from $1,122,000 in the first six months of 2006.  Included in 2007 license sales is the license revenue recognized from a U.K. customer of

$384,000 that was deferred from 2004.  Excluding that sale, license revenue was $2,322,000, an increase of 107% over the first six months of 2006.  The increase is primarily attributable to improved sales execution in 2007.  Astea Alliance license revenues increased $936,000 to $1,764,000 or 113% in the first six months of 2007 from $828,000 in the first six months of 2006.   In addition, license revenue from the FieldCentrix subsidiary increased by $571,000 or 194% to $865,000.  In addition, there were sales of $77,000 of DISPATCH-1 licenses to existing customers.  There were no DISPATCH-1 license sales during the first six months of 2006.

Services and maintenance revenues increased 60% to $11,397,000 in the first six months of 2007 from $7,120,000 in the first six months of 2006. Astea Alliance service and maintenance revenue was $8,523,000, an increase of 65%, or $3,360,000 over the six months ended June 30, 2006.  Part of the increase in Astea Alliance revenues is the result of recognizing $1,207,000 in service and maintenance revenue that had been deferred from the years 2006, 2005 and 2004 as well as an increase in the demand for professional services in Europe. Also contributing to the revenue increase is an additional $981,000 of revenue from FieldCentrix which contributed $2,417,000 in the first six months of 2007 compared to $1,436,000 for the first six months of 2006.  The additional service and maintenance revenue is partially offset by a decrease of $144,000 in DISPATCH-1 service and maintenance revenues, which decreased to $377,000 from $521,000 in the prior year.  The decline in service and maintenance revenue for DISPATCH-1 was expected as the Company discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees increased 47% to $1,106,000 in the first six months of 2007 from $750,000 in the first six months of 2006.  Included in the cost of software license fees is the fixed cost of capitalized software amortization.  The principal cause of the increase is the additional amortization of capitalized software resulting from the release of version 8.0 in the first quarter of 2007.  The software licenses gross margin percentage was 59% in the first six months of 2007 compared to 33% in the first six months of 2006. The improvement in gross margin was attributable to the increase in license sales including the recognition of $384,000 of license revenue from the deferred contract at December 31, 2004.  Excluding that contract, gross margin on license sales was 52% for the six months ended June 30, 2007.

Cost of services and maintenance increased 6% to $5,631,000 in the first six months of 2007 from $5,303,000 in the first six months of 2006.  The increase in cost of service and maintenance is primarily attributed to an increase in headcount from last year to this year.  The services and maintenance gross margin percentage was 51% in the first six months of 2007 compared to 26% in the first six months of 2006.  The increase in services and maintenance gross margin was primarily an increase utilization of Astea Alliance service professionals during the first six months of 2007.

Product Development

Product development expense increased 36% to $2,541,000 in the first six months of 2007 from $1,865,000 in the first six months of 2006.  The increase results from the Company’s ongoing program of improving product quality and increasing product functionality.  The Company excludes the capitalization of software costs in product development.  Software development costs of $923,000 were capitalized in the first six months of 2007 compared to $1,402,000 during the same period in 2006.  The decrease results from the release of Astea’s current version, 8.0 during the first quarter of 2007.  Gross development expense was $3,464,000 during the first six months of 2007 compared to $3,267,000 during the same period in 2006.  Product development as a percentage of revenues was 18% in the first six months of 2007 compared with 23% in the first six months of 2006.  The decrease in percentage of revenues is the result of the increased development expense.

Sales and Marketing

Sales and marketing expense decreased 1% to $2,583,000 in the first six months of 2007 from $2,615,000 in the first six months of 2006. The decrease in sales and marketing expense is attributable to a lower headcount in sales offset by a slight increased investment in marketing programs in order to increase market awareness of the Company’s products and domain expertise in Service Life Cycle Management.  As a percentage of revenues, sales and marketing expenses decreased to 18% from 32% in the first six months of 2006.

General and Administrative

General and administrative expenses decreased 10% to $1,945,000 in the first six months of 2007 from $2,158,000 in the first six months of 2007.   The decrease in general and administrative expenses is principally attributable to $200,000 associated with the insurance retention in the class action lawsuit in 2006.  As a percentage of revenues, general and administrative expenses increased to 14% from 26% in the first six months of 2006.

Interest Income, Net

Net interest income decreased $70,000 to $65,000 from $135,000 in the first six months of 2007.  The decrease resulted primarily from a decrease in the amount of the Company’s investments.

International Operations

Total revenue from the Company’s international operations increased by $3,027,000, or 119%, to $5,561,000 in the first six months of 2007 compared to $2,534,000 in the first six months in 2006. This represents 39% of total Company revenues in the first six months of 2007.  Excluding the revenue recognized in 2007 from the U.K. customer that had been deferred from previous years, total revenue from international operations is $3,970,000, which is an increase of 57% over the same period in 2006.  The increase in revenues is due to the increase in professional services in Europe and increases in licenses sales in Asia Pacific.   International operations generated a net profit of $2,327,000 for the first six months ended June 30, 2007 compared to net loss of $799,000 in the same period in 2006.  Excluding the income recognized from the U.K. customer that had been deferred and has no related cost, net income from international operations was $736,000 for the six months ended June 30, 2007, an increase of 16% over the same period last year.

Net income (loss)

Net income for the six months ended June 30, 2007 was $362,000 compared to a loss of $4,314,000 for the six months ended June 30, 2006.  The improvement in income of $4,676,000 is a direct result of an increase in revenues of $5,861,000 of which $1,591,000 of license and service and maintenance revenues was recognized from the U.K. contract that had been deferred for years ended December 31, 2006, 2005 and 2004.

Liquidity and Capital Resources

    Operating activities

Net cash provided by operating activities was $1,550,000 for the six months ended June 30, 2007 compared to cash used by operations of $1,816,000 for the six months ended June 30, 2006, an improvement of $3,319,000.  The improvement results from an improvement in net income of $4,676,000 over last year, a reduction in accounts receivable of $557,000 compared to an increase of $28,000 last year, offset by a reduction of deferred revenue of $1,098,000 compared to an increase of $1,565,000 last year.  The increase in deferred revenue in 2006 resulted from a license sale to a customer in which the license revenue of $1.3 million was deferred over 18 months.

    Investing activities

The Company used $1,770,000 for investing activities in the first six months of 2007 compared to using $1,515,000 in the first six months of 2006, an increase of cash used of $255,000.  The increase in cash used is primarily attributable to the purchase of short term investments of $500,000, a $75,000 increase due to a release in restricted cash, a slight increase of $22,000 in purchases of property and equipment, higher earnout payments and a decrease of $479,000 in software capitalization.

    Financing activities

The Company did not generate any cash from financing activities during the six months ended June 30, 2007, compared to $19,000 for the same period in 2006.  In 2006, the cash was generated by the exercise of stock options.

On May 23, 2007 the Company renewed its secured revolving line of credit with a bank to borrow up to $2.0 million.  The line of credit is secured by accounts receivable.  Interest is payable monthly based on the prime rate of interest charged by the bank.  The Company has not made any loans through June 30, 2007.  At June 30, 2007 the total outstanding loan under the line of credit agreement was $0.  The maturity date on the line of credit is June 30, 2008.

At June 30, 2007, the Company had a working capital ratio of .95:1, with cash, cash equivalents and restricted cash of $2,975,000.  The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the next twelve months.  The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.  The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

Variability of Quarterly Results and Potential Risks Inherent in the Business

The Company’s operations are subject to a number of risks, which are described in more detail in the Company’s prior SEC filings, including in its annual report on Form 10-K for fiscal year ended December 31, 2006.  Risks which are peculiar to the Company on a quarterly basis, and which may vary from quarter to quarter, include but are not limited to the following:

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

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relate primarily to the Company’s investment portfolio.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of June 30, 2007, the Company’s investments consisted of U.S. government commercial paper.  The Company does not expect any material loss with respect to its investment portfolio.  In addition, the Company does not believe that a 10% change in interest rates would have a significant effect on its interest income.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency.  For the three month period ending June 30, 2007, approximately 32% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4T.  CONTROLS AND PROCEDURES

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

In connection with the preparation of the 2006 Form 10-K, an error in the Company’s accounting for revenue recognition relating to a particular contract from 2004 was identified.  In the fourth quarter of 2004, our U.K. subsidiary entered into a contract with a new customer.  In 2004, the Company recognized all of the license revenue.  In 2005 and the first three quarters of 2006, the Company recognized services and maintenance revenue based on work performed for the customer.  However, the contract contained a specified upgrade right, which was delivered in the first quarter of 2005.  According to accounting requirements, a specified upgrade right must be valued using vendor specific objective evidence (VSOE).  The Company uses the residual method for recognizing revenue on its software licenses.  In such instances, the accounting rules state that VSOE for a specified upgrade right cannot be determined and therefore, revenue must be deferred until all elements of the arrangement (which would include the specified upgrade) are delivered.  Although the specified upgrade was delivered in the first quarter of 2005, changes in the customer’s requirements and subsequent concessions granted by the Company in October 2005 (which included an additional specified upgrade right), further delayed our ability to establish  that delivery and acceptance of the license had occurred.  This additional specified upgrade was delivered in the first quarter of 2007.  Accordingly all revenue, including license, service and maintenance should have been deferred until the delivery and acceptance of the final element.  Therefore in 2006, the Company restated its financial statements to defer all license, service and maintenance revenue recognized in relation to this contract in 2004, 2005 and the first three quarters of 2006, which was $610,000, $611,000 and $457,000, respectively.

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

The Company expanded its internal contract documentation procedures during the accounting close of the quarter ended June 30, 2007 and continues to implement additional documentation procedures, in order to correct the material weakness identified. However, the Company will need to complete additional quarterly closings in order to adequately evaluate the effectiveness of the remediations made to its material weakness in internal controls, before it can state that the identified weakness has been corrected.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Purported Shareholder Class Action and Derivative Lawsuit

On and shortly after April 6, 2006, certain purported shareholder class action and derivative lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors and officers.  The lawsuits, alleging that the Company and certain of its officers and directors violated federal securities laws and state laws, related to the Company’s March 31, 2006 announcement of the accounting restatement for overcapitalized software development costs during the first two quarters of 2005 and the undercapitalized software development costs during the third quarter of 2005.  Pursuant to a Stipulation and Order of the Court entered July 12, 2006, the putative class actions were consolidated, certain persons were appointed as lead plaintiffs, and a consolidated amended complaint was filed on September 11, 2006.  On September 14, 2006, the Court consolidated the putative derivative actions, appointed certain persons to serve as co-lead plaintiffs, and ordered co-lead plaintiffs to file a consolidated amended derivative complaint within thirty (30) days after a decision is rendered on defendants’ motion to dismiss the consolidated class action. The defendants filed the motion to dismiss the consolidated amended class action complaint on October 26, 2006 and the initial briefings for the motion were completed January 24, 2007.  Supplemental letter briefs were completed on July 23, 2007.  On August 9, 2007, the court dismissed the Consolidated Amended Complaint, without prejudice, and granted plaintiffs leave to file an amended Consolidated Amended Complaint by September 9, 2007.  The Company has no information as to whether the plaintiffs plan to file an amended complaint with the court.  The Company believes these lawsuits are without merit and intends to continue to defend them vigorously.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, including the risk factor set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect the Company’s business, financial condition or future results. The risks described in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

We are subject to a pending civil litigation action and which, if decided against us or as a result of settlement, could require us to pay substantial judgments, settlements, fines or other penalties, and we cannot predict the timing of developments in this litigation.

The Company is currently subject to the purported shareholder class action and derivative lawsuit as discussed above in Item 1, which may become time consuming, expensive and distracting from the conduct of the Company’s daily business.  The Company is unable at this time to estimate what its ultimate liability in this matter may be, and it is possible that it will be required to pay substantial judgments, settlements, fines or other penalties and incur expenses that could have a material adverse effect on the Company’s business, results of operations and/or financial condition, and such effects could be very significant. Although the Company maintains certain insurance coverage, a substantial amount of any such payments may not be covered by insurance. Expenses incurred in connection with these matters (which include substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) could adversely affect the Company’s cash position. The Company recorded a charge to the second quarter 2006 financial results in connection with the litigation as it related to the Company’s insurance deductible.  The Company has not taken any reserves for any potential judgments, settlements, fines or other penalties that may arise from this litigation. The Company cannot predict the timing of developments in respect of this litigation. For additional information related to the litigation, see the “Legal Proceedings” section of this report on Form 10-Q.

Item 6.  Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CEO and Principal Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CFO and Principal Financial and Chief Accounting Officer
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Principal Executive Officer
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO and Principal Financial and Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 14th day of August 2007.

ASTEA INTERNATIONAL INC.

By:	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/Rick Etskovitz
Rick Etskovitz
Chief Financial Officer
(Principal Financial and Chief
Accounting Officer)

Exhibit Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CEO and Principal Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CFO and Principal Financial and Chief Accounting Officer
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Principal Executive Officer
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO and Principal Financial and Chief Accounting Officer