Form 10-Q
period 2007-09-30
ASTEA INTERNATIONAL INC
filed 2007-11-14
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          September 30, 2007

or

[    ]        Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from   _________     to      __________

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
Yes           No   X

As of November 1, 2007, 3,591,185 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC.

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007 (Unaudited)	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,100,000	$3,120,000
Restricted cash	150,000	225,000
Receivables, net of reserves of $268,000 (unaudited) and $163,000	7,459,000	6,860,000
Prepaid expenses and other	422,000	423,000
Total current assets	10,131,000	10,628,000

Property and equipment, net	484,000	648,000
Intangibles, net	1,509,000	1,719,000
Capitalized software, net	3,470,000	3,636,000
Goodwill	1,540,000	1,253,000
Other assets	171,000	175,000
	$17,305,000	$18,059,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,022,000	$3,930,000
Deferred revenues	5,382,000	7,987,000
Total current liabilities	9,404,000	11,917,000

Long-term liabilities:
Deferred tax liability	36,000	36,000

Commitments	-	-

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	-	-
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,591,000 (unaudited) and 3,591,000	36,000	36,000
Additional paid-in capital	27,951,000	27,532,000
Cumulative translation adjustment	(825,000)	(911,000)
Accumulated deficit	(19,089,000)	(20,343,000)
Less: treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	7,865,000	6,106,000
Total liabilities and stockholders’ equity	$17,305,000	$18,059,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Revenues:
Software license fees	$2,793,000	$2,212,000	$5,499,000	$3,334,000
Services and maintenance	5,060,000	4,137,000	16,457,000	11,256,000
Total revenues	7,853,000	6,349,000	21,956,000	14,590,000
Costs and expenses:
Cost of software license fees	861,000	422,000	1,967,000	1,172,000
Cost of services and maintenance	3,140,000	2,418,000	8,771,000	7,721,000
Product development	823,000	896,000	3,364,000	2,761,000
Sales and marketing	1,368,000	1,881,000	3,951,000	4,496,000
General and administrative	791,000	735,000	2,736,000	2,893,000
Total costs and expenses	6,983,000	6,352,000	20,789,000	19,043,000

Income (loss) from operations	870,000	(3,000)	1,167,000	(4,453,000)
Interest income, net	22,000	48,000	87,000	183,000
Income (loss) before income taxes	892,000	45,000	1,254,000	(4,270,000)
Income tax expense	-	-	-	-
Net income (loss)	$892,000	$45,000	$1,254,000	$(4,270,000)

Comprehensive net income(loss):
Net income (loss)	$892,000	$45,000	$1,254,000	$(4,270,000)
Cumulative translation adjustment	41,000	(2,000)	86,000	(58,000)
Comprehensive net income (loss)	$933,000	$43,000	$1,340,000	$(4,328,000)

Basic income (loss) per share	$0.25	$0.01	$0.35	$(1.20)

Diluted income (loss) per share	$0.25	$0.01	$0.35	$(1.20)
Shares outstanding used in computing basic income (loss) per share	3,549,000	3,549,000	3,549,000	3,546,000
Shares outstanding used in computing diluted income (loss) per share	3,551,000	3,567,000	3,559,000	3,546,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,254,000	$(4,270,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,149,000	1,737,000
Increase in allowance for doubtful accounts	182,000	209,000
Stock based compensation	419,000	233,000
Changes in operating assets and liabilities:
Receivables	(643,000)	(955,000)
Accounts payable and accrued expenses	106,000	(77,000)
Deferred revenues	(2,603,000)	483,000
Other long term assets	5,000	2,000
Net cash provided by (used in) operating activities	869,000	(2,638,000)
Cash flows from investing activities:
Release of restricted cash	75,000	-
Purchase of short term investments	(500,000)	-
Sale of short term investments	500,000	-
Purchases of property and equipment	(153,000)	(106,000)
Capitalized software development costs	(1,450,000)	(2,139,000)
Earnout payment	(287,000)	(133,000)
Net cash used in investing activities	(1,815,000)	(2,378,000)
Cash flows from financing activities:
Proceeds from exercise of stock options	-	19,000
Cash flows provided by financing activities	-	19,000
Effect of exchange rate changes on cash	(74,000)	(126,000)
Net decrease in cash and cash equivalents	(1,020,000)	(5,123,000)
Cash and cash equivalents, beginning of period	3,120,000	9,484,000
Cash and cash equivalents, end of period	$2,100,000	$4,361,000
See accompanying notes to the consolidated financial statements.

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION

The consolidated financial statements at September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that these disclosures made are adequate to make the information not misleading.   It suggests that these condensed financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest shareholders’ annual report (Form 10-K) and our restated Form 10-QA’s for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 which reflect the revisions to revenue recognition in connection with a 2004 contract during fiscal year 2006 (see Note 7).  Results of operations and cash flows for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the nine months ended September 30, 2007 and 2006 there were no interest or penalties related to the settlement of audits.

At September 30, 2007, the Company maintains a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of future taxable income.

4.  STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method.   Under this method, compensation costs recognized in the nine months ended September 30, 2007 and 2006 include (a) compensation costs for all share-based payments granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

As of September 30, 2007, the total unrecognized compensation cost related to non-vested options amounted to $569,000, which is expected to be recognized over the options’ average remaining vesting period of 1.54 years.  No income tax benefit was realized by the Company in the period ended September 30, 2007.  As of September 30, 2007, 204,000 shares were available for grant.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted average assumptions for the nine months ended September 30, 2007 and 2006.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Risk free interest rate	4.74%	4.86%	4.67%	4.86%
Expected life (in years)	6.15	6.15	5.91	6.15
Volatility	101%	113%	103%	113%
Expected dividends	-	-	-	-

The weighted-average fair value of options granted during the nine months ended September 30, 2007 and 2006 is estimated at $4.40 and $7.17 respectively.  For the three months ended September 30, 2007 and 2006, the weighted-average fair value of options granted is estimated at $3.60 and $6.40 respectively.

Activity under the Company’s stock option plans for the nine months ended September 30, 2007 is as follows:

	OPTIONS OUTSTANDING
	Shares	Wtd. Avg. Exercise Price
Balance, December 31, 2006	427,000	$6.71
Authorized	-	-
Granted	113,000	5.44
Cancelled	(108,000)	7.33
Exercised	-	-
Expired	(5,000)	11.09
Balance, September 30, 2007	427,000	$6.17

As of September 30, 2007, the Company had 204,000 shares available for grant compared to 209,000 at of December 31, 2006.

The following table summarizes outstanding options that are vested and expected to vest and options under the Company’s stock options plans as of September 30, 2007.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	427,000	$6.17	7.64	$55,000

Ending Vested and Expected to Vest	336,000	$6.22	7.27	$53,000

Options Exercisable	167,000	$6.63	5.60	$42,000

5.   EARNINGS PER SHARE

The Company follows SFAS 128 “Earnings Per Share,” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations.  Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s exercise of options as if they were dilutive.  In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had a net income available to the common shareholders for the nine months ended September 30, 2007 and a net loss for the nine months ended September 30, 2006.  Income (loss) per share is computed as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income(loss) available to common shareholders	$892,000	$45,000	$1,254,000	$(4,270,000)

Denominator:
Weighted average shares used to compute net income available to common shareholders per common share-basic	3,549,000	3,549,000	3,549,000	3,546,000
Effect of dilutive stock options	2,000	18,000	20,000	-

Weighted average shares used to compute net income available to common shareholders per common share-dilutive	3,551,000	3,567,000	3,559,000	3,546,000

Basic net income (loss) per share to common shareholder	$.25	$.01	$.35	$(1.20)

Dilutive net income (loss) per share to common shareholder	$.25	$.01	$.35	$(1.20)

6.  MAJOR CUSTOMERS

In the three months ended September 30, 2007, two customers each accounted for more than 10% of total revenues.  In the three months ended September 30, 2006 one customer accounted for 10% of total revenue.  For the first nine months of 2007, one customer accounted for more than 12% of total revenues, however during the same period of 2006, no customer accounted for at least 10% of total revenues.

7.  RECOGNITION OF DEFERRED REVENUE

For the quarter ended September 30, 2007 the Company recognized $43,000 in maintenance revenue which had been deferred due to correcting an error in the recording of such revenue, from a transaction that occurred with a customer  in the U.K. in the fourth quarter of 2004 and continued through the end of 2006.   For the nine months ended September 30, 2007, the Company recognized $1,634,000 of revenue from the same contract mentioned above.  The $1,634,000 of revenue is comprised of $384,000 of license revenue and $1,250,000 in services and maintenance revenue.  All costs related to generating these revenues were expensed in the periods in which they were incurred.  The results from operations for the current quarter include all of the revenue discussed, but no related costs.

8.  GEOGRAPHIC SEGMENT DATA

The Company and its subsidiaries are engaged in the design, development, marketing and support of its service management software solutions.  Substantially all revenues result from licensing the Company’s software products and related professional services and customer support services.  The Company’s chief executive officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance.  Accordingly, the Company considers itself to have three reporting segments, specifically the sale of licenses, implementation and support of its software.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Software license fees
United States
Domestic	$2,520,000	$2,194,000	$4,261,000	$2,854,000
Export	-	-	-	-
Total United States software license fees	2,520,000	2,194,000	4,261,000	2,854,000

Europe	-	-	711,000	93,000
Other Foreign	273,000	18,000	527,000	387,000
Total foreign software license fees	273,000	18,000	1,238,000	480,000
Total software license fees	2,793,000	2,212,000	5,499,000	3,334,000

Service and maintenance
United States
Domestic	3,290,000	2,873,000	9,990,000	7,571,000
Export	48,000	152,000	149,000	503,000
Total United States service and maintenance revenue	3,338,000	3,025,000	10,139,000	8,074,000

Europe	1,295,000	436,000	5,140,000	2,077,000
Other foreign	427,000	676,000	1,178,000	1,105,000
Total foreign service and maintenance revenue	1,722,000	1,112,000	6,318,000	3,182,000
Total service and maintenance revenue	5,060,000	4,137,000	16,457,000	11,256,000

Total revenue	7,853,000	6,349,000	21,956,000	14,590,000

Net income(loss) from operations
United States	547,000	309,000	(1,418,000)	(3,205,000)
Europe	115,000	(355,000)	2,229,000	(1,351,000)
Other foreign	230,000	91,000	443,000	286,000
Net income(loss) from operations	892,000	45,000	1,254,000	(4,270,000)

9.  LEGAL PROCEEDINGS

On and shortly after April 6, 2006, certain purported shareholder class action and derivative lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors and officers.  The lawsuits, alleging that the Company and certain of its officers and directors violated federal securities laws and state laws, related to the Company’s March 31, 2006 announcement of the accounting restatement for overcapitalized software development costs during the first two quarters of 2005 and the undercapitalized software development costs during the third quarter of 2005. The Company believed these lawsuits were without merit and defended them vigorously.  On August 9, 2007, the court dismissed the Consolidated Amended Complaint, without prejudice, and granted plaintiffs leave to file an amended Consolidated Amended Complaint.  The plaintiffs did not file an Amended Complaint, and instead agreed to a joint stipulation for dismissal provided Astea did not seek a recovery of costs against the plaintiffs.  On August 21, 2007, the court dismissed the Consolidated Amended Complaint with prejudice, and on September 4, 2007, the Court also dismissed the related derivative lawsuit with prejudice.  Therefore, this matter is now concluded.

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

Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (usually two years), beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release.  The Company continually evaluates whether events or circumstances had occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product.

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

The purchase agreement to acquire the assets of FieldCentrix included earnout provisions to pay the sellers a percentage of certain future license sales and professional service revenue through June 30, 2007.  In the quarter ended September 30, 2007, there was no change in goodwill.  For the nine months ended September 30, 2007, goodwill increased $287,000 to $1,540,000 from $1,253,000 at December 31, 2006.

Earnings Per Share

The Company follows SFAS 128 “Earnings Per Share,” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations.  Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s exercise of options as if they were dilutive.  In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had a net income available to the common shareholders for the nine months ended September 30, 2007 and a net loss for the nine months ended September 30, 2006.  Income (loss) per share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income(loss) available to common shareholders	$892,000	$45,000	$1,254,000	$(4,270,000)

Denominator:
Weighted average shares used to compute net income available to common shareholders per common share-basic	3,549,000	3,549,000	3,549,000	3,546,000
Effect of dilutive stock options	2,000	18,000	20,000	-

Weighted average shares used to compute net income available to common shareholders per common share-dilutive	3,551,000	3,567,000	3,559,000	3,546,000

Basic net income (loss) per share to common shareholder	$.25	$.01	$.35	$(1.20)

Dilutive net income (loss) per share to common shareholder	$.25	$.01	$.35	$(1.20)

Results of Operations

Comparison of Three Months Ended September 30, 2007 and 2006

Revenues

Revenues increased $1,504,000 or 24%, to $7,853,000 for the three months ended September 30, 2007 from $6,349,000 for the three months ended September 30, 2006.  Software license fee revenues increased $581,000, or 26%, from the same period last year.  Services and maintenance fees for the three months ended September 30, 2007 amounted to $5,060,000, a 22% increase from the same quarter in 2006.

The Company’s international operations contributed $1,995,000 of revenues in the third quarter of 2007, which is a 77% increase compared to revenues generated during the third quarter of 2006.  The Company’s revenues from international operations amounted to 25% of the total revenue for the third quarter in 2007, compared to 18% of total revenues for the same quarter in 2006.

Software license fee revenues increased 26% to $2,793,000 in the third quarter of 2007 from $2,212,000 in the third quarter of 2006.  Astea Alliance license revenues increased $1,075,000 or 73%, to $2,557,000 in the third quarter of 2007 from $1,482,000 in the third quarter of 2006.  The increase is primarily attributable to an increase in license sales in the United States and Asia Pacific during the third quarter. The Company sold $236,000 of software licenses from its FieldCentrix subsidiary in the third quarter of 2007, a decrease of 68% over the same quarter of 2006.

Services and maintenance revenues increased to $5,060,000 in the third quarter of 2007 from $4,137,000 in the third quarter of 2006, an increase of 22%.  Astea Alliance service and maintenance revenues increased by $331,000 or 10% compared to the third quarter of 2006.  The increase resulted from increased demand for professional services in Europe.  Service and maintenance revenue from FieldCentrix increased by $665,000 or 97% from $687,000 to $1,352,000 during the same period in 2006. The increase in revenue resulted from an increase in both headcount as well as utilization in both implementations and pilot projects.  Partially offsetting these increases, DISPATCH-1 service and maintenance revenues decreased $111,000 to $144,000 from $255,000 in the prior year.  The decline in service and maintenance revenue for DISPATCH-1 is expected as the Company discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees increased 104% to $861,000 in the third quarter of 2007 from $422,000 in the third quarter of 2006.  Included in the cost of software license fees is the fixed cost of capitalized software amortization, amortization of software acquired from FieldCentrix and any third party software embedded in the Company’s software licenses sold to customers.  The principal cause of the increase is the additional amortization of capitalized software development costs related to our most recently released version of Astea Alliance, version 8.0 which was released in the first quarter of 2007 and the latest version of the FieldCentrix software.  Amortization of capitalized software development costs was $650,000 for the quarter ended September 30, 2007 compared to $276,000 for the same quarter in 2006.  The software license gross margin percentage was 69% in the third quarter of 2007 compared to 81% in the third quarter of 2006.  The decline in margin resulted primarily from the increase in costs related to capitalized software amortization.

Cost of services and maintenance increased 30% to $3,140,000 in the third quarter of 2007 from $2,418,000 in the third quarter of 2006  The increase in cost of service is due to a 14% increase in headcount compared to the same quarter in 2006 as well as subcontracting with certain professional service providers.  The services and maintenance gross margin percentage was 38% in the third quarter of 2007 compared to 42% in the third quarter of 2006.  The decrease in services and maintenance gross margin was primarily due to the ramp-up time for newly hired personnel to be fully trained and utilized.

Product Development

Product development expense decreased 8% to $823,000 in the third quarter of 2007 from $896,000 in the third quarter of 2006. The decrease results from a decrease in headcount of 11% from the same quarter in 2006.  The Company excludes the capitalization of software costs from product development.  Development costs of $527,000 were capitalized in the third quarter of 2007 compared to $737,000 during the same period in 2006.  The decrease in capitalized software development costs results from the release of version 8.0 of Astea Alliance in the first quarter of 2007, in which a greater percentage of development costs were capitalized.  Subsequent to the release, there has been an increased effort dedicated to quality improvement, in which costs are directly expensed instead of capitalized.  Gross product development expense was $1,350,000 in the quarter which is 17% less than the same quarter in 2006.  Product development expense as a percentage of revenues decreased to 10% in the third quarter of 2007 compared with 14% in the third quarter of 2006.  The decrease in costs relative to revenues is due to both the overall increase in revenues and reductions in the Company’s gross development expense compared to the same quarter in 2006.

Sales and Marketing

Sales and marketing expense decreased 27% to $1,368,000 in the third quarter of 2007 from $1,881,000 in the third quarter of 2006. The decrease in sales and marketing is attributable to a reduction in salaries due to lower headcount, costs associated with a customer dispute in 2006, and higher recruiting costs in 2006.  As a percentage of revenues, sales and marketing expenses decreased to 17% in 2007 from 30% in the third quarter of 2006.   The reduction results from both the increase in total revenue and the decrease in expense.

General and Administrative

General and administrative expenses increased 8% to $791,000 during the third quarter of 2007 from $735,000 in the third quarter of 2006.  The increase in general and administrative expenses is principally attributable to costs associated with Section 404 compliance.  As a percentage of revenue, general and administrative expenses decreased to 10% in the third quarter of 2007 from 12% in the third quarter of 2006.

Interest Income, Net

Net interest income decreased $26,000 to $22,000 in the third quarter of 2007 from the third quarter of 2006.  The decrease resulted primarily from a decline in the level of investments.

International Operations

Total revenue from the Company’s international operations increased by 77% during the third quarter of 2007 to $1,995,000 compared to $1,130,000 for the third quarter of 2006.  The increase in revenue from international operations was primarily attributable to an increase in license revenue in the Asia/Pacific region and an increase in professional services revenue in Europe.  International operations generated a net profit of $345,000 for the third quarter ended September 30, 2007 compared to a net loss of $264,000 in the same period in 2006.

Net Income

Net income for the three months ended September 30, 2007 was $892,000 compared to net income of $45,000 for the three months ended September 30, 2006.  The improvement results from an increase in revenues of $1,504,000 slightly offset by an increase in expense of $631,000 during the three months ended September 30, 2007 compared to the same period in 2006.

Comparison of Nine Months Ended September 30, 2007 and 2006

Recognition of Deferred Revenue:

For the nine months ended September 30, 2007, the Company recognized $1,634,000 of revenue which had been deferred from a transaction that occurred with a customer in the U.K. in the fourth quarter of 2004 and continued through the end of 2006.  This revenue is comprised of $384,000 of license revenue and $1,250,000 in services and maintenance revenue.  All costs related to generating these revenues were expensed in the periods in which they were incurred.  The results from operations for the period include all of the revenue discussed, but no related costs.  Therefore, the gross profit on revenue this period appears higher than other periods.  Such operating results are not typical for the Company and are not expected to recur.

Revenues

Revenues increased $7,366,000, or 50%, to $21,956,000 for the nine months ended September 30, 2007 from $14,590,000 for the nine months ended September 30, 2006.  The increase in revenues includes recognition of $384,000 of license and $1,250,000 of service and maintenance revenues that had been deferred from the years ended December 31, 2006, 2005, and 2004 as disclosed in our Form 10K for year ended December 31, 2006.   Excluding the revenue recognized from the U.K. customer that had been previously deferred, total revenue for the nine month period ended June 30, 2007 would be $20,322,000, an increase of 39% over the same period in 2006.  Software license fee revenues increased $2,165,000, or 65%, from the same period last year.  Excluding the license revenue from the customer in the U.K. which was recognized in 2007, license revenue would be $5,115,000, an increase of 53% over the same period in 2006.  Services and maintenance revenues for the nine months ended September 30, 2007 amounted to $16,457,000, a 46% increase from the same period in 2006.  Excluding the service and maintenance revenue recognized from the U.K. customer in 2007, total service and maintenance revenue is $15,207,000, an increase of 35% over the same period in 2006.

The Company’s international operations contributed $7,556,000 of revenues in the first nine months of 2007 compared to $3,662,000 in the first nine months of 2006.  This represents a 106% increase from the same period last year and 34% of total Company revenues in the first nine months of 2007.  Excluding the revenue recognized in 2007 from the U.K. customer that had been deferred from previous years, total revenue from international operations is $5,922,000, which is an increase of 62% over the same period in 2006.  The increase in revenues is due to the increase in license sales in Asia Pacific and an increase in professional services in Europe.

Software license revenues increased 65% to $5,499,000 in the first nine months of 2007 from $3,334,000 in the first nine months of 2006.  Included in 2007 license sales is the license revenue recognized from a U.K. customer of $384,000 that was deferred from 2004.  Excluding that sale, license revenue was $5,115,000, an increase of 53% over the first nine months of 2006.  The increase is primarily attributable to improved sales execution in 2007.  Astea Alliance license revenues increased $2,011,000 to $4,321,000 or 87% in the first nine months of 2007 from $2,310,000 in the first nine months of 2006.  License revenue from the FieldCentrix subsidiary increased by $79,000 or 8% to $1,101,000.  In addition, there were sales of $77,000 of DISPATCH-1 licenses to existing customers.  There were no DISPATCH-1 license sales during the first nine months of 2006.

Services and maintenance revenues increased 46% to $16,457,000 in the first nine months of 2007 from $11,256,000 in the first nine months of 2006. Astea Alliance service and maintenance revenue was $12,049,000, an increase of 45%, or $3,737,000 over the nine months ended September 30, 2006.  Part of the increase in Astea Alliance revenues is the result of recognizing $1,250,000 in service and maintenance revenue that had been deferred from the years 2006, 2005 and 2004 as well as an increase in the demand for professional services in Europe. Also contributing to the revenue increase is an additional $1,644,000 of revenue from FieldCentrix which contributed $3,767,000 in the first nine months of 2007 compared to $2,123,000 for the first nine months of 2006.  The additional service and maintenance revenue is partially offset by a decrease of $255,000 in DISPATCH-1 service and maintenance revenues, which decreased to $521,000 from $776,000 in the prior year.  The decline in service and maintenance revenue for DISPATCH-1 was expected as the Company discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees increased 68% to $1,967,000 in the first nine months of 2007 from $1,172,000 in the first nine months of 2006.  Included in the cost of software license fees is the fixed cost of capitalized software amortization.  The increase in cost of license fees can be attributed to the additional amortization of capitalized software resulting from the release of version 8.0 in the first quarter of 2007.  Amortization of capitalized software was $1,616,000 for the nine months ended September 30, 2007 compared to $881,000 for the same period in 2006.  The software licenses gross margin percentage was 64% in the first nine months of 2007 compared to 65% in the first nine months of 2006.  The slight decrease in gross margin was attributable to the net effect of increased license sales offset by increased cost of license sales.   In addition, by eliminating the increase in license sales resulting from the recognition of $384,000 of license revenue from the deferred contract at December 31, 2004, the gross margin on license sales would be reduced to 62% for the nine months ended September 30, 2007.

Cost of services and maintenance increased 14% to $8,771,000 in the first nine months of 2007 from $7,721,000 in the first nine months of 2006.  The increase in cost of service and maintenance is primarily attributed to an increase in headcount from last year to this year.  The services and maintenance gross margin percentage was 47% in the first nine months of 2007 compared to 31% in the first nine months of 2006.  The increase in services and maintenance gross margin was primarily an increase utilization of Astea Alliance service professionals in Europe and FieldCentrix professionals in the U.S. during the first nine months of 2007.

Product Development

Product development expense increased 22% to $3,364,000 in the first nine months of 2007 from $2,761,000 in the first nine months of 2006.  The increase results from the Company’s ongoing program of improving product quality and increasing product functionality.  Software development costs of $1,450,000 were capitalized in the first nine months of 2007 compared to $2,139,000 during the same period in 2006.  The decrease results from the release of Astea’s current version, 8.0 during the first quarter of 2007, at which time the capitalization of development costs for version 8.0 stopped.  Gross development expense was $4,814,000 during the first nine months of 2007 compared to $4,900,000 during the same period in 2006.  Product development as a percentage of revenues was 15% in the first nine months of 2007 compared with 19% in the first nine months of 2006.  The decrease in percentage of revenues is the result of increased revenues in 2007.

Sales and Marketing

Sales and marketing expense decreased 12% to $3,951,000 in the first nine months of 2007 from $4,496,000 in the first nine months of 2006. The decrease in sales and marketing expense is attributable to a lower headcount in international sales.  Marketing expense remained about the same as last year.  As a percentage of revenues, sales and marketing expenses decreased to 18% from 31% in the first nine months of 2006.

General and Administrative

General and administrative expenses decreased 5% to $2,736,000 in the first nine months of 2007 from $2,893,000 in the first nine months of 2007.   The decrease in general and administrative expenses is principally attributable to $200,000 associated with the insurance retention in the class action lawsuit in 2006.  As a percentage of revenues, general and administrative expenses increased to 12% from 20% in the first nine months of 2006.

Interest Income, Net

Net interest income decreased $96,000 to $87,000 from $183,000 in the first nine months of 2007.  The decrease resulted primarily from a decrease in the amount of the Company’s investments.

International Operations

Total revenue from the Company’s international operations increased by $3,894,000, or 106%, to $7,556,000 in the first nine months of 2007 compared to $3,662,000 in the first nine months in 2006. This represents 34% of total Company revenues in the first nine months of 2007.  Excluding the revenue recognized in 2007 from the U.K. customer that had been deferred from previous years, total revenue from international operations is $5,922,000, which is an increase of 62% over the same period in 2006.  The increase in revenues is due to the increase in professional services in Europe and increases in licenses sales in Asia Pacific.   International operations generated a net profit of $2,672,000 for the first nine months ended September 30, 2007 compared to net loss of $1,064,000 in the same period in 2006.  Excluding the income recognized from the U.K. customer that had been deferred and has no related cost, net income from international operations was $1,038,000 for the nine months ended September 30, 2007.

Net income (loss)

Net income for the nine months ended September 30, 2007 was $1,254,000 compared to a loss of $4,270,000 for the nine months ended September 30, 2006.  The improvement in income of $5,524,000 is the direct result of an increase in revenues of $7,366,000 of which $1,634,000 of license and service and maintenance revenues was recognized from the U.K. contract that had been deferred for years ended December 31, 2006, 2005 and 2004.

Liquidity and Capital Resources

    Operating activities

Net cash provided by operating activities was $869,000 for the nine months ended September 30, 2007 compared to cash used by operations of $2,638,000 for the nine months ended September 30, 2006, an improvement of $3,507,000.  The improvement results from an increase in net income of $5,524,000 over last year, an increase in depreciation and amortization of $412,000, an increase in stock based compensation of $186,000, a lower increase in accounts receivable by $312,000 and a change in accounts payable of $183,000.   Offsetting these increases in inflows were a change in the decrease in deferred revenues of $3,086,000 and a decrease in the allowance for doubtful accounts of $27,000.  One significant transaction underlying the large change in deferred revenues was a deferral in 2006 that resulted from a license sale to a customer in which the license and service and maintenance revenue of $1.6 million was deferred over 18 months.

    Investing activities

The Company used $1,815,000 for investing activities in the first nine months of 2007 compared to using $2,378,000 in the first nine months of 2006, a decrease of cash used of $563,000.  The decrease in cash used is primarily attributable to a decrease of $689,000 in capitalized software development costs and the release of $75,000 from restricted cash.  Partially offsetting these decreases were increases of $47,000 for the purchase of property and equipment and higher earnout payments related to the purchase of FieldCentrix of $154,000.

    Financing activities

The Company did not generate any cash from financing activities during the nine months ended September 30, 2007, compared to $19,000 for the same period in 2006.  In 2006, the cash was generated by the exercise of stock options.

On May 23, 2007 the Company renewed its secured revolving line of credit with a bank to borrow up to $2.0 million.  The line of credit is secured by accounts receivable.  Interest is payable monthly based on the prime rate of interest charged by the bank.  The Company has not made any loans through September 30, 2007.  At September 30, 2007 the total outstanding loan under the line of credit agreement was $0.  The maturity date on the line of credit is June 30, 2008.

At September 30, 2007, the Company had a working capital ratio of 1.08:1, with cash, cash equivalents and restricted cash of $2,250,000.  The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the next twelve months.  The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.  The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Purported Shareholder Class Action and Derivative Lawsuit

On and shortly after April 6, 2006, certain purported shareholder class action and derivative lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its directors and officers.  The lawsuits, alleging that the Company and certain of its officers and directors violated federal securities laws and state laws, related to the Company’s March 31, 2006 announcement of the accounting restatement for overcapitalized software development costs during the first two quarters of 2005 and the undercapitalized software development costs during the third quarter of 2005. The Company believed these lawsuits were without merit and defended them vigorously.  On August 9, 2007, the court dismissed the Consolidated Amended Complaint, without prejudice, and granted plaintiffs leave to file an amended Consolidated Amended Complaint.  The plaintiffs did not file an Amended Complaint, and instead agreed to a joint stipulation for dismissal provided Astea did not seek a recovery of costs against the plaintiffs.  On August 21, 2007, the court dismissed the Consolidated Amended Complaint with prejudice, and on September 4, 2007, the Court also dismissed the related derivative lawsuit with prejudice.  Therefore, this matter is now concluded.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect the Company’s business, financial condition or future results. The risks described in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 14th day of November 2007.

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