Form 10-K
period 2007-12-31
ASTEA INTERNATIONAL INC
filed 2008-04-15
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
(Mark One)
 [X]           Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For The Fiscal Year Ended:  December 31, 2007
or

[    ]           Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For the transition period from   _____________    to      _____________
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
 Yes  _     No  X

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  _     No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange act.
     Large Accelerated filer __      Accelerated Filer __      Non-accelerated Filer       Smaller Reporting Company _X_

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 if the Exchange Act.)   Yes__ No X

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2007 (based on the closing price of $6.05 as quoted by Nasdaq Capital Market as of such date) was $13,254,649.  For purposes of determining this amount only, the registrant has defined affiliates of the registrant to include the executive officers and directors of registrant and holders of more than 10% of the registrant’s common stock on June 30, 2007.

As of April 14, 2008, 3,596,185 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
 None.

PART I
Forward-Looking Statements

This form 10-K may contain, in addition to historical information, forward-looking statements.  These forward-looking statements are based on the Company’s current assumptions, expectations and projections about future events.  Words like “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements are necessarily estimates reflecting the best judgment of the Company’s management and involve a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed or implied by the forward-looking statements.  Among the factors that could cause actual results to differ from those expressed or implied by a forward-looking statement are those described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, and in the Company’s Quarterly Reports on Form 10-Q, as filed with the SEC.  Other unknown or unpredictable factors also could have material adverse effects on the Company’s future results, performance, or achievements.  In light of these risks, uncertainties, assumptions, and factors, actual results could differ materially from those expressed or implied in the forward-looking statements.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this release.

The Company is not under any obligation and does not intend to make publicly available any update or other revision to any forward-looking statements to reflect circumstances existing after the date of this release or to reflect the occurrence or future events even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized.

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

Astea offers all the cornerstones of service lifecycle management, including customer management, service management, asset management, reverse logistics management and mobile workforce management.  This comprehensive approach provides unmatched expertise in service lifecycle workflow and integration needs throughout the service continuum.  Astea’s solutions empower companies by making more actionable data readily accessible, providing the agility companies need to achieve sustainable value in less time and successfully compete in a global community.

Astea’s software has been licensed to approximately 625 companies worldwide. Customers range from mid-size organizations to large, multinational corporations with geographically dispersed locations around the globe. The Company markets and supports its products through a worldwide network of direct and indirect sales and services offices with corporate headquarters in the United States and regional headquarters in the United Kingdom and Australia.  Sales partners include distributors (value-added resellers, system integrators and sales agents) and OEM partners.  See Note 16 to the Consolidated Financial Statements Geographic Segment Data for revenues, income (loss) from operations and long lived assets related to each of the Company’s geographic operating regions for the past three years.

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

FieldCentrix has a very strong mobility solution in the market today. Mobility is one area in which Astea looks to further enhance and build out its current mobility offering based upon customer needs.  The acquisition of FieldCentrix gave Astea immediate mobility domain expertise which further strengthens its Service Lifecycle Management Solution Suite.   Astea and FieldCentrix are combining the expertise of the two organizations to break new ground in providing solutions that continue to deliver exceptional value for organizations.  Together, Astea and FieldCentrix are taking a major step forward in revolutionizing Service Lifecycle Management – and continuing their mission to make organizations and their customers successful.

A major benefit to Astea’s customers is the ability to offer stronger mobility solutions that are tightly integrated into Astea Alliance. FieldCentrix customers now have access to a larger sales, support, service, and product development team.  Astea has retained the FieldCentrix employees and their offices in Irvine, CA.  As a result, Astea offers an even more comprehensive product portfolio that translates into immediate benefits for organizations.  They can also bring innovative products to the market in a shorter time period to further optimize service organizations.

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

In the first quarter of 2007, the latest software version, Astea Alliance 8.0 was released.  This version delivered extensive enhancements and new features to empower service-centric organizations to achieve a new level of service excellence.  Built on Microsoft .NET 2.0 platform and offering more than 200 web services for ease of integration and accelerated development, Astea Alliance 8.0 is one of the most open and non-proprietary solutions available on the market today.   It builds on the prior version, Astea Alliance 6.8, which was designed and built with new system architecture for Web-based deployment using the Microsoft.NET development architecture. Prior to this, products were engineered for Windows client/server technology and marketed as AllianceEnterprise.  AllianceEnterprise products included re-engineered and enhanced versions of service modules that were initially introduced as ServiceAlliance® in 1997, and a re-engineered and enhanced version of the Company’s sales force automation product that was initially introduced as SalesAlliance in 1999.

ServiceAlliance and SalesAlliance, the earliest versions of Astea Alliance solutions, were the Company’s initial new technology offerings following a long and highly successful history with its DISPATCH-1 legacy system solutions.  Astea Alliance solutions have been licensed to over 250 customers worldwide. Market acceptance of Astea Alliance by global and regional companies has continually increased since 2002 and the Company has aggressively pursued opportunities for larger system implementations with mid-size to large enterprises on a worldwide basis.

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

Alliance Sales

Alliance Sales consolidates and streamlines the sales processes of an enterprise, from quote generation through order processing, at all points of customer contact including field sales, inside sales, contact center sales and field service sales. Lead-to-close sales process capabilities include integration with Astea Alliance marketing, customer support and field service applications, leveraging all enterprise knowledge pools to increase sales opportunities, margins and close rates. Consolidated views of sales and service data also provide a clearer understanding of enterprise operations to drive strategic business decisions. Sales force automation application automates business rules and practices such as enterprise-defined sales methodologies, sales pipeline management, territory management, contact and opportunity management, forecasting, collaborative team selling and literature fulfillment. The same functionality is delivered to mobile resources via the notebook application – with full two-way data synchronization with the central database, via wired and wireless networks.  Other applications prompt customer support and service staff to up-sell and cross-sell during contact with customers.

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

The Remote Technician Portal provides secure connectivity to the enterprise system from customer sites, technician’s homes or other non-corporate locations.  The available functionality covers the needs of a mobile service resource in the areas of work and inventory management – equivalent to that available with Alliance Laptop for Service.

Astea Alliance Reporting and Business Intelligence (BI)

For proactive service management, Alliance BI provides highly visual, real-time analysis of business performance, focusing on Key Performance Indicators - a tool that facilitates businesses’ understanding of customer behavior. Alliance BI enables the viewing of information for the entire enterprise, increasing revenues and identifying new business opportunities.  Alliance BI has been designed to ensure that users of all kinds have immediate access to crucial information whenever it's needed. In the boardroom, at agent level, or even for customers, this tool effortlessly allows the viewing of performance data such as performance against service level agreements, contract profitability, product failure rate, repair turn around times, customer satisfaction and engineer efficiency. Reports allow businesses to see how many orders have met their contractual service ETA and how many failed, which helps organizations better understand customer satisfaction.  Workloads show the available working hours at a specific location in contrast to the demand for workforce planning and optimization.

Astea Alliance Tools

Alliance Link

Alliance Link is a enterprise application integration product that interfaces Astea Alliance to other enterprise systems, such as back-office financial and ERP applications, remote equipment monitoring and diagnostic software, and wireless data transmission services. Alliance Link extend Astea Alliance’s return on investment for customers by making all Alliance modules accessible to external software through web services and open, well defined, synchronous and asynchronous application programming interfaces (APIs) that are XML based.

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

FX Mobile

FX Mobile is a revolutionary workflow software product that uses innovative wireless communications technology with handheld computers, laptops, and PDA’s to automate field service processes and help field service personnel do their jobs better and faster.  With FieldCentrix’s smart mobile client technology, field service workers are able to complete their work, uninterrupted, regardless of wireless coverage.  Along with FX Service Center, FX Mobile eliminates the manual inefficiencies and paperwork that can overwhelm service technicians and an organization’s business.  With FX Mobile, service technicians receive work orders electronically on their mobile devices.  It then guides them, screen by screen, through the job – prompting them to perform standard tasks, take notes, and even record future recommended repairs or activities.  With FX Mobile, field service personnel can now spend their time in the field, better serving customers, generating new business, and increasing organizations bottom line.  FX Mobile is an international offering that supports various languages, as well as currencies, measurement systems and time zones.

FX e-Service

FX e-Service is an extension of the FieldCentrix solution that provides a dynamic customer self-service portal that links directly from a customer’s Web site.  When integrated with FX Mobile software, it provides the unique capability to truly deliver real-time information from the point of service to your customers.   Working seamlessly with FX Service Center call center and dispatching software, FX e-Service gives an organization’s customers the flexibility of submitting service requests, accessing work order information, and managing their account over the Internet.  Customers can receive an email notification each time the status of a work order changes.  This allows them to know instantly when the request has been received, scheduled, is in progress and when it is complete – all without ever calling into the office, waiting on hold or taking up valuable CSR resource.

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

FX Interchange

FX Interchange software provides data transporting services that allow enterprises to quickly and easily integrate FieldCentrix Enterprise to existing legacy and business systems – to get the most value from field data.  FX Interchange converts data stored in FX Service Center knowledge base to XML (eXtensible Markup Language) or a Microsoft SQL Server database.  Once converted, the data is easily accessible to other systems for basic billing and payroll extraction, and extensive bi-directional integration purposes to support the needs of an accounting, call center, or service dispatch integrated solution.

FX Crossing Point

FX Crossing Point is an integration connector that allows for the transfer of data for field mapping, data transformations and error handling.  With FX Crossing Point the integration is more streamlined and efficient, enabling rapid benefits by leveraging data from FieldCentrix Enterprise and other third party applications.

FX Crossing Point for JD Edwards

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

FX Mobility Express

For customers who want to mobilize their workforce without deploying a full field service automation solution, FieldCentrix offers a special mobilized application development toolkit called FX Mobility Express™. The FX Mobility Express toolkit is bundled with FieldCentrix’s popular mobile middleware and allows organizations to quickly and easily build custom mobile applications that fully leverage FieldCentrix’s robust and scalable mobile infrastructure and user- friendly interface.  Mobilizing applications with FX Mobility Express provides organizations with a cost-effective way to create a powerful solution that fits their unique business requirements on top of a tried and tested platform – a platform built from years of mobile and wireless technology experience and proven by thousands of users worldwide.

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

During the implementation phase, Astea’s technical services team is often engaged to assist with the functional and/or technical design as related to customer desired system personalization, minor customization and interfaces, often referred to as ‘gaps’.  Gap solutions are assessed and categorized into system, studio, customization or interface.  Utilizing the services of the customer project team, Astea professional services and Astea technical services Business Requirement Documents (BRDs) are created for all customizations and interfaces.  Astea technical services will provide specifications and a quote for the customization.  The Customer and Astea agree on the outcome of the customization and all expected outputs prior to the actual development customization.  Following acceptance of the BRDs, code will be written as per design.  QA of the code with test data sets will complete these efforts.

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

Many customers are interested in performing their own personalization and minor customization to the system.  Training sessions are available to enhance customer understanding of available options for personalization and how to perform customizations.

Customers

The Company estimates that it has sold licenses to approximately 625 customers ranging from small, rapidly growing companies to large, multinational corporations with geographically dispersed operations and remote offices. More than 255 licenses (including 2007 sales) have been sold for Astea Alliance, 40 for FieldCentrix products and the remainder for DISPATCH-1 software.  The broad applicability of the Company’s products is demonstrated by the wide range of companies across many markets and industries that use one or more of Astea’s products, including customers in information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management, telecommunications, and other industries with equipment sales and service requirements.  In 2007 two customers represented 11% and 10% of total revenues respectively.  In 2006, no customer represented more than 10% of total revenues.  In 2005, one customer accounted for 25% of the Company’s revenues.

Sales and Marketing

The Company markets its products through a worldwide network of direct and indirect sales and services offices with corporate headquarters in the United States and regional headquarters in the United Kingdom (Europe, Middle East and Africa Operations) and Australia (Asia Pacific Operations).  Sales partners include distributors (value-added resellers, system integrators and sales agents) and OEM partners.  The Company actively seeks to expand its reseller network and establish an international indirect distribution channel targeted at the mid-market tier.  See “Certain Factors that May Affect Future Results - Need to Expand Indirect Sales.”

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

Astea’s international sales accounted for 32% of the Company’s revenues in 2007, 31% of the Company’s revenues in 2006 and 49% in 2005.  See “Certain Factors that May Affect Future Results—Risks Associated with International Sales.”

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

In addition to product development that is conducted at Company facilities in the United States and Israel, Astea may participate in partnerships with complementary technology companies to reduce time-to-market with new product capabilities in order to continually increase its value proposition to existing and prospective customers.

The Company’s total expense for product development for the years ended December 31, 2007, 2006 and 2005, was $4,402,000, $3,842,000 and $2,461,000 respectively. These expenses amounted to 14%, 21% and 11% of total revenues for 2007, 2006, and 2005, respectively.  The Company capitalized software development costs of $1,836,000, $2,821,000 and $1,555,000 in 2007, 2006 and 2005, respectively.  Capitalized software development costs decreased approximately $1 million in 2007 compared to 2006 principally due to the release of version 8.0 in early 2007.  At that time, all costs related to improving the product were no longer capitalized and were charged directly to product development expense.  Capitalized development costs were higher in 2006 than 2005 due to the focus of completing version 8.0 and two FieldCentrix projects, version 4.1 and the integration of FX Mobility with Astea Alliance.  The Company anticipates that it will continue to allocate substantial resources to its development effort for the upgrade of its suite of products.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Certain Factors that May Affect Future Results—Need for Development of New Products.”

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

Employees

As of December 31, 2007, the Company, including its subsidiaries, had a total of 185 full time employees worldwide, 96 in the United States, 19 in the United Kingdom, 5 in the Netherlands, 54 in Israel and 11 in Australia.  The Company’s future performance depends, in significant part, upon the continued service of its key technical and management personnel and its continuing ability to attract and retain highly qualified and motivated personnel in all areas of its operations.  See “Certain Factors that May Affect Future Results—Dependence on Key Personnel; Competition for Employees.” None of the Company’s employees is represented by a labor union.  The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Corporate History

The Company was incorporated in Pennsylvania in 1979 under the name Applied System Technologies, Inc.  In 1992, the Company changed its name to Astea International Inc.  Until 1986, the Company operated principally as a software-consulting firm, providing professional software consulting services on a fee for service and on a project basis.  In 1986, the Company introduced its DISPATCH-1 product.  In November 1991, the Company’s sole stockholder acquired the outstanding stock of The DATA Group Corporation (“Data Group”), a provider of field service software and related professional services for the mainframe-computing environment.  Data Group was merged into the Company in January 1994.  In February 1995, the Company and its sole stockholder acquired the outstanding stock of Astea Service & Distribution Systems BV (“Astea BV”), the Company’s distributor of DISPATCH-1 and related services in Europe.  In May 1995, the Company reincorporated in Delaware.  In July 1995, the Company completed its initial public offering of Common Stock.  In February 1996, the Company merged with Bendata, Inc.  In June 1996, the Company acquired Abalon AB.  In September 1998 (effective July 1, 1998), the Company sold Bendata, Inc.  In December 1998, the Company sold Abalon AB. In December 1997, the Company introduced ServiceAlliance and in October 1999, SalesAlliance.  Both products were subsequently re-engineered into components of the AllianceEnterprise suite which was introduced in 2001. Through 2001 and into 2002, the Company rebuilt its product functionality for Web-based applications and in August 2003 introduced Astea Alliance version 6.  The Company released a new system architecture based on Microsoft.NET during the third quarter of 2004.  On September 21, 2005, the Company acquired substantially all the assets and certain liabilities of FieldCentrix, Inc.   In the first quarter of 2007, the Company delivered Astea Alliance version 8.0 which is built on the Microsoft .NET 2.0 platform offering more than 200 web services for ease of integration and accelerated development.

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

The following discussion of the Company’s risk factors should be read in conjunction with the financial statements and related notes thereto set forth elsewhere in this report.  The following factors, among others, could cause actual results to differ materially from those set forth in forward looking statements contained or incorporated by reference in this report and presented by management from time to time.  Such factors, among others, may have a material adverse effect upon the Company’s business, results of operations and financial conditions.

Recent History of Net Losses

The Company has a history of net losses.  In 2007, it generated net income of $2.8 million.  The Company generated a loss of $7.1 million in 2006 and net income of $1 million in fiscal 2005.  As of December 31, 2007, stockholders’ equity is approximately $7.1 million, which is net of an accumulated deficit of approximately $19.9 million.  Moreover, the Company expects to continue to incur additional operating expenses for research and development.  As a result, the Company will need to generate significant revenues to achieve and maintain profitability.  The Company may not be able to achieve the necessary revenue growth or profitability in the future.  If the Company does not attain or sustain profitability or raise additional equity or debt in the future, the Company may be unable to continue its operations.

Decreased Revenues from DISPATCH-1

In each of 2007, 2006, and 2005, 2%, 6%, and 7% respectively, of the Company’s total revenues were derived from the licensing of DISPATCH-1 and the providing of professional services in connection with the implementation, deployment and maintenance of DISPATCH-1 installations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company originally introduced Astea Alliance in August 1997 in order to target a market segment in which DISPATCH-1 was not cost-effective or attractive.  Subsequent, rapid changes in technology have now positioned the Astea Alliance suite, introduced in 2001 and which includes the Astea Alliance functionality, to supercede DISPATCH-1 as the company’s flagship product.  As a result, there are no license sales planned or anticipated for DISPATCH-1 to new customers.  In 2007, there was $77,000 of license sales to existing customers compared to $31,000 in 2006 and $16,000 in 2005.  Total DISPATCH-1 revenues have been insignificant in each of the last three fiscal years.  That trend is expected to continue.

While the Company has licensed Astea Alliance to over 255 companies worldwide from 1998 through 2007, and 40 companies for the FieldCentrix suite supported by the Company since September 2005, revenues from sales of both Astea Alliance and FieldCentrix may not be sufficient to support the expenses of the Company.  The Company’s future success will depend mainly on its ability to increase licenses of the Astea Alliance suite and FieldCentrix offerings, on developing new products and product enhancements to complement its existing product offerings, on its ability to continue to generate professional services, support and maintenance revenues to Astea Alliance and FieldCentrix customers and on its ability to control its operating expenses.  Any failure of the Company’s products to achieve or sustain market acceptance, or of the Company to sustain its current position in the Customer Relationship Management software market, would have a material adverse effect on the Company’s business and results of operations.  There can be no assurance that the Company will be able to increase demand for Astea Alliance and FieldCentrix products, maintain an acceptable level of support and maintenance revenues or to lower its expenses, thereby avoiding future losses.

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

Rapid Technological Change

In the software industry there is a continual emergence of new technologies and continual change in customer requirements.  Because of the rapid pace of technological change in the application software industry, the Company’s current market position could be eroded rapidly by product advancements.  In order to remain competitive, the Company must introduce new products or product enhancements that meet customers’ requirements in a timely manner.  If the Company is unable to do this, it may lose current and prospective customers to competitors.

The Company’s application environment relies primarily on software development tools from Microsoft Corporation.  If alternative software development tools were to be designed and generally accepted by the marketplace, we could be at a competitive disadvantage relative to companies employing such alternative developmental tools.

Burdens of Customization

On rare occasions, the Company’s clients may request significant customization of Astea Alliance and FieldCentrix products to address unique characteristics of their businesses or computing environments.  In these situations, the Company would apply contract accounting to determine the recognition of license revenues.  The Company’s commitment to the customization could place a burden on its client support resources or delay the delivery or installation of products, which, in turn, could materially adversely affect its relationship with significant clients or otherwise adversely affect business and results of operations.  In addition, the Company could incur penalties or reductions in revenues for failures to develop or timely deliver new products or product enhancements under development agreements and other arrangements with customers.  If customers are not able to customize or deploy the Company’s products successfully, the customer may not complete expected product deployment, which would prevent recognition of revenues and collection of amounts due, and could result in claims against the Company.

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

Competition in the Customer Relationship Management (CRM) Software Market is Intense

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

Risks Associated with International Sales

Astea’s international sales accounted for 32% of the Company’s revenues in 2007, 31% in 2006, and 49% in 2005.  The Company expects that international sales will continue to be a significant component of its business.  In the Company’s efforts to expand its international presence, it will face certain risks, which it may not be successful in addressing.  These risks include:

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

Securities and Exchange Act of 1934 and Section 404 of the Sarbanes Oxley Act of 2002 Compliance Requirements

As a publicly traded company, the Company is subject to the reporting requirements of the Securities and Exchange Act of 1934.  Furthermore, the Company is categorized as a non-accelerated filer, which means that the Company must have its’ auditors attest to the systems of internal control as of December 31, 2008 as required under Section 404 of the Sarbanes-Oxley Act of 2002.  Failure to adequately comply with either act can result in penalties and sanctions. In addition, the independent auditors may issue a qualified opinion on the Company’s systems of internal controls which may negatively impact customer and investor confidence in the Company.

Material Weakness in Internal Control

In connection with the preparation of the 2007 audit, management discovered errors in accounting for revenue.  The discovery of these errors required management to restate its annual financial statements for 2005 and 2006 as well as all quarters from March 31, 2006 through September 30, 2007.   Management communicated to the Company's Audit Committee that the following matter involving the Company's internal controls and operations was considered to be a material weakness, as defined under standards established by the Public Company Accounting Oversight Board.

The Company did not properly apply the provisions of US GAAP, namely AICPA Statement of Position (SOP) 97-2-Software Revenue Recognition and SOP 98-9-Modification of SOP 97-2 Software Revenue Recognition with Respect to Certain Transactions, and related practice aids issued by the American Institute of Certified Public Accountants (AICPA).

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected by the entity’s internal control.

The Company intends to immediately expand its internal contract documentation procedures as well as it’s professional service implementation plan review procedures in order to fully comply with all provisions of US GAAP, to correct the material weakness identified.  However, if the Company is unable to make the necessary improvements to its internal controls over accounting for software revenue recognition and disclosures, it is possible that errors in future financial statements could go undetected.

Increased Costs for Sarbanes-Oxley Compliance

The Company is considered a non-accelerated filer for purposes of complying with section 404 of the Sarbanes-Oxley Act.  In 2007 and 2008, the Company must comply by reporting that it has examined and tested its internal controls and that it complies with the standards set for non-accelerated filing companies as of December 31, 2007 and 2008.  For the year ended December 31, 2008, the Company’s auditors will be required to attest to management’s assertion on its internal accounting controls.  As a result of the increased requirements placed on the Company by section 404 of the Sarbanes-Oxley Act, the Company expects to incur increased audit costs as well as costs to contract with outside consultants to assist in the compliance effort.

Item 1B.                  Unresolved SEC Items

None

Item 2.                      Properties.

The Company’s headquarters are located in a leased facility of approximately 22,000 square feet in Horsham, Pennsylvania which runs through April 2014. The Company also leases facilities for operational activities in Irvine, California; Culemborg, Netherlands; and Karmiel, Israel, and for sales and customer support activities in Cranfield, England and St. Leonards, Australia.  The Company believes that suitable additional or alternative office space will be available in the future on commercially reasonable terms as needed.

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

PART II

Item 5.                      Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “ATEA.”    The following table sets forth the high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market for the past two fiscal years:

2007	High	Low
First quarter	$ 7.37	$ 5.31
Second quarter	8.05	5.35
Third quarter	6.36	4.00
Fourth quarter	6.76	4.11

2006	High	Low
First quarter	$ 25.71	$ 11.73
Second quarter	11.80	7.87
Third quarter	9.67	4.26
Fourth quarter	8.19	4.71

As of March 17 2008, there were approximately 42 holders of record of the Company’s Common Stock.  (Because “holders of record” include only stockholders listed with the Company’s transfer agent and exclude stockholders listed separately with financial nominees, this number does not accurately reflect the actual number of beneficial owners of the Company’s Common Stock, of which the Company estimates there were more than 2,700 on such date.)  On March 17, 2008, the last reported sale price of the Common Stock on the Nasdaq Capital Market was $3.07 per share.

Dividend Policy

The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate. No dividends have been declared since June 2000.  Consequently, shareholders will need to sell their shares of our common stock to realize a return on their investment, if any.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants & Rights	Weighted Average Exercise Price of Outstanding Options, Warrants & Rights	Number Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	484,000	$5.91	137,000
Equity compensation plans not approved by security holders	-	-	-
Total	484,000	$5.91	137,000

Stock Performance Graph

The following graph compares the percentage change in cumulative total stockholder return on the Common Stock during the period from December 31, 2002 through December 31, 2007 with cumulative total return on (i) an SIC Index that includes all organizations in the Company’s Standard Industrial Classification (SIC) Code 7372-Prepackaged Software and (ii) the Nasdaq Market Index.  The comparison assumes that $100 was invested on December 31, 2002 in the Common Stock at the initial public offering price and in each of the foregoing indices, and assumes reinvestment of dividends, if any.

Item 6.                      Selected Financial Data
Years ended December 31,	2007	2006 Restated	2005 Restated	2004 Restated	2003
(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenues:
Software license fees	$8,089	$3,431	$8,057	$7,392	$1,935
Services and maintenance	22,281	14,751	13,908	11,315	10,906
Total revenues (1)(2)(3)	30,370	18,182	21,965	18,707	12,841
Cost and Expenses:
Cost of software license fees	2,641	1,687	1,178	1,838	898
Cost of services and maintenance	11,908	10,262	8,261	6,356	6,963
Product development	4,402	3,842	2,461	1,431	2,490
Sales and marketing	5,319	5,923	6,192	5,565	5,875
General and administrative	3,405	3,757	3,003	2,051	2,198
Total costs and expenses (4)	27,675	25,471	21,095	17,241	18,424

Income(loss) from operations before interest and taxes	2,695	(7,289)	870	1,466	(5,583)
Interest income	111	234	165	58	54
Income(loss) from operations before income taxes	2,806	(7,055)	1,035	1,524	(5,529)
Income tax expense	41	29	7	-	-
Net profit/(loss)	$2,765	$(7,084)	$1,028	$1,524	$(5,529)
Basic income (loss) per share	$.78	$(2.00))	$.33	$.51	$(1.89)
Diluted income (loss) per share	$.78	$(2.00)	$.33	$.51	$(1.89)
Shares used in computing basic income (loss) per share	3,550	3,547	3,093	2,960	2,922
Shares used in computing diluted income (loss) per share	3,550	3,547	3,116	3,001	2,922
Consolidated Balance Sheet Data at December 31,
Working capital (deficit) (5)	$486	$(3,580)	$5,495	$3,969	$1,820
Total assets	17,560	18,059	21,612	13,754	10,096
Long-term debt, less current portion	-	-	-	-	-
Accumulated deficit (5)	(19,869)	(22,634)	(15,550)	(16,578)	(18,100)
Total stockholders’ equity (5)	7,108	3,815	10,459	5,461	3,734

(1)	Revenue for 2004 has been restated by $610,000 to reflect the restatement of revenue associated with a 2004 contract in the U.K. See Note 2 of the Notes to the Consolidated Financial Statements.
(2)
Revenue for 2005 has been restated by $800,000, of which $611,000 is associated with a 2004 contract in the U.K. and $189,000 is associated with a contract in the U.S.  See Note 2 of the Notes to the Consolidated Financial Statements.

(3)
Revenues for 2006 have been restated by $2,102,000, to reflect the restatement of revenue associated with certain undelivered software elements for contracts executed in 2006.  See Note 2 of the Notes to the Consolidated Financial Statements.

(4)
Results for 2007 and 2006 include expense of $305,000 and $397,000 respectively for stock compensation plans as required under SFAS 123(R), effective at January 1, 2006.  Prior years do not contain cost of stock compensation plans.

(5)	Restated

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

The Company develops, markets and supports service management software solutions, which are licensed to companies that sell and service equipment, or sell and deliver professional services. The Company’s principal product offerings, Astea Alliance and FieldCentrix Enterprise suites, integrate and automate sales and service business processes and thereby increase competitive advantages, top-line revenue growth and profitability through better management of information, people, assets and cash flows. Astea Alliance offers substantially broader and far superior capabilities over the Company’s predecessor product, DISPATCH-1, which was designed for only field service and customer support management applications.

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

Software license fees accounted for 27% of the Company’s total revenues in 2007, which was mostly comprised of sales of Astea Alliance.  Software license fee revenues also include some fees from the sublicensing of third-party software, primarily knowledge management mapping and analytical software licenses.  Typically, customers pay a license fee for the software based on the number of licensed users.  Depending on the contract terms and conditions, software license fees are recognized as revenue upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable.  If significant vendor obligations exist at the time of delivery or if the product is subject to uncertain customer acceptance, revenue is deferred until no significant obligations remain or acceptance has occurred.

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

FieldCentrix develops and markets mobile field service automation (FSA) systems, which include the wireless dispatch and support of mobile field technicians using portable, hand-held computing devices.  The FieldCentrix offering runs on a wide range of mobile devices (handheld computers, laptops and PC’s, and Pocket PC devices), and integrates seamlessly with popular CRM and ERP applications.   FieldCentrix has licensed applications to Fortune 500 and mid-size companies in a wide range of sectors including HVAC, building and real estate services, manufacturing, process instruments and controls, and medical equipment.

FieldCentrix’ expertise in mobility and emerging mobile technologies gives Astea’s global customer base new ways to update and streamline service organizations, which increasingly support hundreds of remote locations and mobile technical teams.  Astea and FieldCentrix will combine the expertise of the two organizations to break new ground in providing premier solutions that will continue to deliver exceptional value for service-centric companies.

Restatement

In conjunction with the preparation of the 2007 Form 10-K, management identified errors in accounting for certain license contracts (the “Contracts”) which were executed in 2006 and 2005.

2006

In the second and third quarters of 2006, certain sales Contracts (four in total) included add-on analytical modules that had not, at that time, been released.   These contracts consisted of numerous licenses and modules that were purchased by customers and delivered to them in the quarters in which the Company recognized the revenues related to the Contracts.  Included in the Contracts were two or three insignificant add-on modules for an analytical tool.  The main component of the tool and one of the analytical modules were included in the delivery of the software to the customers.  However, there were one or two analytical modules that could not be delivered with the software.  The Company originally estimated a value for the undelivered modules and deferred the revenues related to these modules until they were delivered, which occurred in the first and second quarters of 2007.

Management identified a similar error in the accounting for a contract entered into in 2005.  The customer had been promised a specified upgrade to an unreleased version.  At the time the Company filed its 2006 and 2005 Forms 10-K,  the Company estimated a value for the upgrade and deferred that amount of revenue until the upgrade could be delivered.

In conjunction with the preparation of the 2007 Form 10-K, management determined that it did not have vendor specific objective evidence (“VSOE”) for the undelivered insignificant add-on module software licenses and the specified upgrade.  According to American Institute of Certified Public Accountants, (AICPA) SOP 97-2 “Software Revenue Recognition” and related statements, undelivered elements to a sale must have VSOE in order to recognize revenue for the delivered elements that do not have VSOE.  The Company uses the residual method for recognizing revenues on its software licenses.  In such instances, the accounting rules state that if VSOE for undelivered software modules cannot be determined, then all revenue related to that sale must be deferred until the undelivered elements are delivered.  Accordingly, all revenues, including license, service and maintenance revenues, must be deferred until the delivery and acceptance of the final undelivered element.  Therefore, the Company restated its consolidated financial statements for 2006 and 2005 to defer all license revenues and service and maintenance revenues recognized in 2006 and 2005 in relation to the Contracts.  The undelivered modules and specified upgrade were delivered in the first and second quarters of 2007.  Upon the final delivery, all deferred revenues were recognized.  The effect of this restatement is to reduce revenue by $2,102,000 in 2006 and by $189,000 in 2005 and recognize revenue amounting to $2,291,000 in 2007.  All cash related to these transactions was received by December 31, 2007.  The Company’s policy is to recognize expenses as incurred when revenues are deferred in connection with transactions where VSOE cannot be established for an undelivered element as the Company follows the accounting requirements of SOP 97-2.  Accordingly, all costs associated with the contract were recorded in the period when incurred, which differs from the period in which the associated revenue was recognized.

In addition the Company determined that a software implementation agreement contained a reference to an unreleased upgrade of the software.  The software licensing agreement and the software implementation agreement were signed in the third and fourth quarter of 2007 respectively.  Based on AICPA Technical Practice Aid 5100.39, Software Recognition for Multiple Element Arrangements, under certain conditions, multiple agreements between a vendor and customer should be considered as one agreement.  In this case, it was determined that the project implementation plan should be considered as part of the original software licensing agreement.  Since the implementation plan referred to an unreleased version of the Company’s software for which no VSOE exists, all revenue related to the transaction, including license and services and maintenance should be deferred until the specified upgrade is delivered.  Accordingly, $700,000 of revenue, consisting of $674,000 of license revenue and $26,000 of professional services and maintenance revenue will be deferred from the third quarter of 2007.  The upgrade was delivered to the customer in the first quarter of 2008.  It is expected that all of the deferred revenue related to this contract will be recognized at that time.

As a result of these determinations, we restated our financial statements and quarterly results of operations (unaudited) included in this annual report.  In addition we will restate the consolidated interim financial statements for the 2007 and 2006 periods contained in our 2007 quarterly reports on Form 10-Q.  The modifications contained in the restated financial statements relate to revenue and deferred revenues.  It affected the elements of cash flow, but did not have any impact to net cash flow from operations as reported in the statements of cash flows.  These restated financial statements reflect an increase in basic net loss per share of ($.60) for the year ended December 31, 2006 and a decrease in net income per share of ($.06) for the year ended December 31, 2005.

2005

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

All revenue related to this contract was recognized in 2007, with the exception of certain post contract support revenue totaling $34,000, which will be recognized ratably over 2008.  All cash related to the transaction, $1,678,000, has been received by the Company as of December 31, 2007.

As a result of this determination, we restated our financial statements and quarterly results of operations (unaudited) included in this annual report.  In addition we restated the consolidated interim financial statements for the 2006 periods contained in our 2006 quarterly reports on Form 10-Q.  The modifications contained in the restated financial statements relate to revenue and deferred revenues.  It affected the elements of cash flow, but did not have any impact to net cash flow from operations as reported in the statements of cash flows.  These restated financial statements reflect a decrease in the basic net income per share of ($.20) for the year-ended December 31, 2005 and a decrease in the basic and diluted net income per share of ($.21) and ($.20), respectively for the year-ended December 31, 2004.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in its Summary of Accounting Policies, Note 2, to the Company’s consolidated financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted within the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Astea recognizes revenue from license sales when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the license fee is fixed and determinable and the collection of the fee is probable.  We utilize written contracts as a means to establish the terms and conditions by which our products, support and services are sold to our customers.  Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs after a license key has been delivered electronically to the customer.  Revenue for arrangements with extended payment terms in excess of one year is recognized when the payments become due, provided all other recognition criteria are satisfied.  If collectibility is not considered probable, revenue is recognized when the fee is collected.  Our typical end user license agreements do not contain acceptance clauses.  However, if acceptance criteria are required, revenues are deferred until customer acceptance has occurred.

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

In June 2006, the FASB reached a consensus on Emerging Issues Task Force ("EITF") Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), ("EITF 06-03"). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. The adoption of EITF 06-3 did not change our policy of presenting taxes within the scope of EITF 06-3 on a net basis and had no impact on our consolidated financial statements.

Deferred Revenue

Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized.  This generally results from post-contract support, software installation, consulting and training services not yet rendered or license revenue which has been deferred until all revenue requirements have been met or as services are performed.

Accounts Receivable and Allowance for Doubtful Accounts

Regarding accounts receivable the Company evaluates the adequacy of its allowance for doubtful accounts at the end of each quarter.  In performing this evaluation, the Company analyzes the payment history of its significant past due accounts, subsequent cash collections on these accounts and comparative accounts receivable aging statistics.  Based on this information, along with consideration of the general strength of the economy, the Company develops what it considers to be a reasonable estimate of the uncollectible amounts included in accounts receivable.  This estimate involves significant judgment by the management of the Company.  Actual uncollectible amounts may differ from the Company’s estimate.

Unbilled receivables are established when revenue is deemed to be recognized based on the Company’s revenue recognition policy, but due to contractual restraints, the Company does not have the right to invoice the customer.

Capitalized Software and Research and Development Costs

The Company accounts for its internal software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed."  The Company capitalizes software development costs subsequent to the establishment of technological feasibility through the product’s availability for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Product development expense includes payroll, employee benefits, other headcount-related costs associated with product development and any related costs to third parties under sub-contracting or net of any collaborative arrangements.

Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release.  The Company continually evaluates whether events or circumstances had occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product.

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

Goodwill is tested for impairment at the operating unit level using a two-step approach.  The first step is to compare the fair value of a reporting unit to its carrying amount, including goodwill.  If the fair value of the reporting unit is greater than its carrying unit, goodwill is not considered impaired and the second step is not required.  If the fair value of the reporting unit is less than the carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any, by comparing the implied fair value of goodwill to its carrying amount.  If the assumptions we used to estimate fair value of goodwill change, there could be an impact on future reported results of operations.

Acquired Intangible Assets

Acquired intangible assets (excluding goodwill) are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment on an annual basis, or on an interim basis if an event or circumstance occurs between annual tests indicating that the assets might be impaired.  The impairment test will consist of comparing the undiscounted cash flows expected to be generated by the acquired intangible asset to its carrying amount.  If the asset is considered to be impaired, an impairment loss will be recognized in an amount by which the carrying amount of the asset exceeds its fair value.

Share-Based Compensation – Option Plans

Beginning on January 1, 2006, the Company began accounting for stock options under the provision of SFAS 123(R), Share-Based Payment, which requires the recognition of the fair value of share-based compensation.  The fair value of stock option awards was estimated using a Black-Scholes closed-form option valuation model.  This model requires the input of assumptions in implementing SFAS 123(R), including expected stock price volatility, expected term and estimated forfeitures of each award.    We elected the modified-prospective method for adoption of SFAS 123(R).

Prior to the implementation of SFAS 123(R), we accounted for stock option awards under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, or SFAS 148, Accounting For Stock-Based Compensation – Transition and Disclosure, which amended Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.  Pro forma net income and pro forma net income per share disclosed in the footnotes to the consolidated condensed financial statements were estimated using a Black-Scholes closed-form option valuation model to determine the estimated value and by attributing such fair value over the requisite service period on a straight-line basis for those awards that actually vested.

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

Accounting for Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the difference and carryforwards are expected to be recovered or settled.  In accordance with Statement of Financial Accounting Standards (“FAS”) No. 109, Accounting for Income Taxes (“FAS 109”) , a valuation allowance for deferred tax assets is provided when we estimate that it is more likely than not that all or a portion of the deferred tax assets may not be realized through future operations.  This assessment is based upon consideration of available positive and negative evidence which includes, among other things, our most recent results of operations and expected future profitability.  We consider our actual historical results to have a stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets.

As of December 31, 2007, we had approximately $12.5 million of deferred tax assets, against which we provided a $12.5 million valuation allowance.  Our net deferred tax assets were generated primarily by operating losses.  Accordingly, it is more likely than not, that we will not realize these assets through future operations.

On January 1, 2007, we implemented the provisions of FAS interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB statement 109 (“FIN 48”).   FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expense.  Such amounts were not material for 2007, 2006 and 2005.  The adoption of FIN 48 did not have a material impact on our financial position.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards ("FAS") No. 141 (revised 2007), Business Combinations ("FAS 141(R)") which replaces FAS No.141, Business Combinations. FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Changes prescribed by FAS 141(R) include, but are not limited to, requirements to expense transaction costs and costs to restructure acquired entities; record earn-outs and other forms of contingent consideration at fair value on the acquisition date; record 100% of the net assets acquired even if less than a 100% controlling interest is acquired; and to recognize any excess of the fair value of net assets acquired over the purchase consideration as a gain to the acquirer. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R). Early adoption is not allowed. We are currently evaluating the effects, if any, that FAS 141(R) may have on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements ("FAS 160").  FAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 also clarifies that all of those transactions resulting in a change in ownership of a subsidiary are equity transactions if the parent retains its controlling financial interest in the subsidiary. FAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary.  FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. FAS 160 shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We are currently evaluating the effects, if any, that FAS 160 may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of a company's choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. We are required to adopt SFAS No. 159 on January 1, 2008 and are currently evaluating the impact, if any, of SFAS No. 159 on our consolidated financial statements.

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

Results of Operations

The following table sets forth for the periods indicated, selected financial data and the percentages of the Company’s total revenues represented by each line item presented for the periods presented:

Years ended December 31,	2007	2006 (restated)	2005 (restated)
Revenues:
Software license fees	26.6%	18.9%	36.7%
Services and maintenance	73.4	81.1	63.3
Total revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of software license fees	8.7%	9.3%	5.4%
Cost of services and maintenance	39.2	56.4	37.6
Product development	14.5	21.1	11.2
Sales and marketing	17.5	32.6	28.1
General and administrative	11.2	20.7	13.7
Total costs and expenses	91.1	140.1	96.0
Net income (loss)	9.1%	(39.0)%	4.6%

Comparison of Years Ended December 31, 2007 and 2006 (restated)

Revenues.  Total revenues increased $12,188,000 or 67%, to $30,370,000 for the year ended December 31, 2007 from $18,182,000 for the year ended December 31, 2006.  Software license revenues increased 136% in 2007, compared to 2006. Services and maintenance fees for 2007 amounted to $22,281,000, a 51% increase from 2006.

Software license fee revenues increased $4,658,000 or 136% to $8,089,000 in 2007 from $3,431,000 in 2006.  Astea Alliance license revenues increased to $6,420,000 in 2007 from $2,364,000 in 2006, an increase of 172%. The increase results from the growing acceptance by the market place of the Company’s latest software versions, which are completely based on .Net Microsoft’s operating system platform, as well as the recognition of $1,422,000 of revenue deferred from 2006 and 2005 related to certain undelivered modules  and specified upgrade that were delivered in 2007.  The Company also sold $1,592,000 of FieldCentrix licenses compared to $1,037,000 in 2006.  In addition, the Company sold $77,000 of its DISPATCH-1 licenses to existing customers in 2007 compared to $31,000 in 2006.

Total services and maintenance revenues increased $7,530,000 or 51% to $22,281,000 in 2007 from $14,751,000 in 2006.  The increase is attributable to an increase of $5,565,000 in Astea Alliance service and maintenance revenues of which $1,261,000 is related to the U.K. contract that was deferred in 2006 and recognized in 2007.   In addition, $869,000 of service and maintenance revenue was recognized for services performed in 2006 and 2005 but deferred until 2007 due to the sales including certain undelivered analytical modules.  Additionally, there was an increase in service and maintenance revenue of $2,184,000 from the Company’s FieldCentrix customer base.  The increase in FieldCentrix service and maintenance revenue resulted from services connected to license sales in 2006 and 2007.  Partially offsetting the increases to service and maintenance revenues is a decrease in DISPATCH-1 revenues of $380,000.     Due to the decreasing demand for DISPATCH-1 professional services and the lack of any related product development by the Company, the decrease in service and maintenance revenue is expected to continue beyond 2007.

In 2007 two customers represented 11% and 10% of total revenues respectfully.  In 2006, no customer represented more than 10% of total revenues.  In 2005, one customer accounted for 25% of the Company’s revenues.

Costs of Revenues.   Costs of software license fee revenues increased 57% to $2,641,000 in 2007 from $1,687,000 in 2006. The increase results from increased amortization of capitalized software development costs and increases in the cost of third party software licenses embedded in our software.  Amortization of capitalized software increased 80% to $2,234,000 in 2007 from $1,240,000 in 2006.  The principal reason for the increase was due to the release of version 8.0 in the first quarter of 2007.  Once the new version was released, the Company started to amortize the development costs that had previously been capitalized.  The gross margin percentage on software license sales is 67% in 2007 and 51% in 2006.  The improvement in the margin results from the increase in license revenue in 2007.

The costs of services and maintenance revenues increased 16% to $11,908,000 in 2007 from $10,262,000 in 2006.  The increase in cost of services and maintenance is primarily attributed to an increase in the professional services staff in the U.S. which was necessary to meet the increased demand from the Company’s new and existing customer base for new license implementations as well as the extensive upgrade to customer systems from older versions of Astea Alliance to the latest released version.  In 2007, the Company recognized $71,000 in share based compensation expense for employees compared to $45,000 in 2006.  In addition, the Company invested in additional support staff to improve the timing and quality of support provided to its customers.  The service and maintenance gross margin percentage increased to 47% in 2007 from 30% in 2006.  The increased margin is primarily attributable to increased billable projects and the recognition of $869,000 of service and maintenance revenue deferred from 2006 and 2005 related to undelivered software elements where the cost of providing the services occurred in 2006 and 2005.  Accordingly, future service and maintenance margins are not expected to remain as high as those recognized in 2007.

Product Development.   Product development expenses increased 15%, or $560,000, to $4,402,000 in 2007 from $3,842,000 in 2006.  Development costs increased due to an increased focus on improving the quality of products and a decrease of $985,000 in development costs capitalized compared to 2006.  Additionally, $51,000 in share based compensation expense for employees was recorded at December 31, 2007 compared to $90,000 expense for year ending December 31, 2006.

Product development as a percentage of total revenue decreased to 14% in 2007 compared to 21% in 2006. This decrease is due to the growth in revenue in 2007 exceeding the growth in product development costs.   Gross development expense before the capitalization of software costs and was $6,238,000 in 2007, a 6% decrease  from $6,663,000 in 2006.  Capitalized software totaled $1,836,000 in 2007 compared to $2,821,000 in 2006.  The decrease in software capitalization of 35% over last year reflects the intense effort put forth by the Company to expand and improve its products.  In 2007, the Company released version 8.0 of Astea Alliance.

Sales and Marketing.   Sales and marketing expenses decreased 10%, or $604,000, to $5,319,000 in 2007 from $5,923,000 in 2006.  The decrease is primarily the result of headcount changes during 2007 and the shift of the Company’s user conference to the spring of 2008 which resulted in no conference in 2007.   Additionally, $32,000 in share based compensation expense for employees was expensed in 2007 compared to $123,000 recorded at December 31, 2006.  The Company continues to focus on improving its market presence through intensified marketing efforts to increase awareness of the Company’s products.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased investment in lead generation for its sales force.  Sales and marketing expense as a percentage of total revenues decreased to 18% in 2007 from 33% in 2006 principally from the large increase in revenue in 2007 over 2006.

General and Administrative.   General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company’s status as a public company.  The Company’s general and administrative expenses were $3,405,000 in 2007 and $3,757,000 in 2006.  Expenses in 2007 declined $352,000, a 9% decrease.  This decrease is primarily due to a decrease of legal fees of $240,000 from 2006 which related to the class action lawsuit that was filed in April, 2006 and a decrease of $100,000 in bonuses paid to management in 2006.   Partially offsetting the cost decreases was an increase of $12,000 in share based compensation expense for employees in 2007 compared to 2006. As a percentage of total revenues, general and administrative expenses decreased to 11% in 2007 compared to 21% in 2006.  The decrease in expenses relative to revenues primarily results from the decrease in expenses described above and the large increase in revenues.

Interest Income.   Net interest income decreased $123,000, to $111,000 in 2007 from $234,000 in 2006.  This decrease was primarily attributable to a reduction in the cash available to invest in 2007 compared to 2006.

Income Tax Expense.  The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.  SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  Based on the Company’s current year and historical operating losses, the Company determined maintaining a full valuation allowance was appropriate.  The Company made a provision of $41,000 in 2007 and $29,000 in 2006, for income taxes which resulted from a difference between an indefinite-lived asset, goodwill, which is amortized for tax, but not amortized for financial reporting purposes.

International Operations.  Total revenues from the Company’s international operations increased $4,224,000 or 76% to $9,790,000 in 2007 from $5,566,000 in 2006.  Part of the increase in revenue from international operations was attributable to the recognition in 2007 of $1,679,000 in license, service and maintenance revenues which had been deferred from a transaction that occurred with a customer in 2004 and continued through 2006.  Excluding the revenue recognized in 2007 from the U.K. customer that had been deferred from previous years, total revenue from international operations is $8,078,000 which is a 45% increase over the same period in 2006.  The increase in revenues also results from a significant increase in professional services in Europe and license sales in the Asia Pacific region.  Overall, international operations resulted in net profit of $2,971,000 for 2007 compared to net loss of $875,000 in 2006.  International operating costs increased by $256,000 due to higher cost of services and maintenance resulting from increased professional service work.  The increase in international net income of $3,846,000 is the direct result of the increase in service and maintenance revenues and the recognition of deferred revenues from 2004 through 2006 for which all related costs had been recognized in prior years.  Profit margins recognized in 2007 are not expected to be as high in future years.

Net income (loss).  The Company generated net income of $2,765,000 for the year ended December 31, 2007 compared to net loss of $7,084,000 in 2006.  The improvement of $9,849,000 is primarily the result of a 67% increase in revenues.  The increase in revenues is partially due to the growing acceptance by the market place of the Company’s latest software version as well as the recognition of $3,936,000 of revenue deferred from 2006 and 2005 related to certain undelivered modules and specified upgrade that were delivered in 2007.

Comparison of Years Ended December 31, 2006 (restated) and 2005 (restated)

Revenues.  Total revenues decreased $3,783,000 or 17%, to $18,182,000 for the year ended December 31, 2006 from $21,965,000 for the year ended December 31, 2005.  Software license revenues decreased 57% in 2006, compared to 2005. Services and maintenance fees for 2006 amounted to $14,751,000, a 6% increase from 2005.

Software license fee revenues decreased $4,626,000 or 57% to $3,431,000 in 2006 from $8,057,000 in 2005.  Astea Alliance license revenues decreased to $2,364,000 in 2006 from $7,753,000 in 2005, a decrease of 70%. The decrease results primarily from one large license sale of $4.5 million in 2005.  The Company also sold $1,037,000 of FieldCentrix licenses in 2006 compared to $288,000 in 2005.  FieldCentrix was acquired in September of 2005.  The 2006 results reflect a full year of results compared to only three months in 2005.

Total services and maintenance revenues increased $843,000 or 6% to $14,751,000 in 2006 from $13,908,000 in 2005.  The increase is principally due to a full year of recognizing FieldCentrix maintenance revenue, compared to only three months in 2005.  In addition there was a decrease of $579,000 in Astea Alliance service and maintenance revenue and a decline of $399,000 in DISPATCH-1 service and maintenance revenue.  Due to the decreasing demand for DISPATCH-1 professional services and the lack of any related product development by the Company, the decrease in service and maintenance revenue is expected to continue in 2007.

In 2006 no customer accounted for more than 10% of total revenues compared to 2005 when one customer, accounted for 25% of the Company’s total revenues and 28% of Astea Alliance revenue.

Costs of Revenues.   Costs of software license fee revenues increased 43% to $1,687,000 in 2006 from $1,178,000 in 2005. The increase results from increased amortization of capitalized software development costs, increases in the cost of third party software licenses embedded in our software and a full year of FieldCentrix acquired software amortization.  Amortization of capitalized software increased by 22% to $1,240,000 in 2006 from $1,020,000 in 2005.  The gross margin percentage on software license sales decreased to 51% in 2006 from 85% in 2005 due to a reduction in license revenue and an increase in cost of license fees.

The costs of services and maintenance revenues increased 24% to $10,262,000 in 2006 from $8,261,000 in 2005.  The increase in cost of services and maintenance is primarily attributed to a full year of professional services staff from the 2005 FieldCentrix acquisition and additional headcount in the U.S. which resulted from the Company’s initiative to improve the quality of the professional services provided to its customers, as well as the extensive upgrade to customer systems from older versions of Astea Alliance to the latest released version   Additionally, $45,000 in share based compensation expense for employees  was recorded at December 31, 2006 compared to no expense for year ending December 31, 2005. In addition, the Company invested in additional support staff to improve the timing and quality of support provided to its’ customers.  The service and maintenance gross margin percentage decreased to 30% in 2006 from 41% in 2005.  The decreased margin is primarily attributable to the non-billable time required for new hires to be properly trained on the Company’s software before they can effectively generate revenue.

Product Development.   Product development expenses increased 56%, or $1,381,000, to $3,842,000 in 2006 from $2,461,000 in 2005.  Development costs increased due to an increase in headcount in the Company’s development center in Israel by 14%, the addition of development staff for a complete year from the acquisition of FieldCentrix, which occurred on September 21, 2005, and an increased focus on improving the quality of newly developed products.  Additionally, $90,000 in share based compensation expense for employees was recorded in 2006 compared to no expense for 2005.

Product development as a percentage of total revenue increased to 21% in 2006 compared to 11% in 2005. This increase is due to both the overall increase in product development expenses coupled with a reduction in total revenue.  The 2006 percentage is about 4% higher due to the overall decrease in revenues in 2006 compared to 2005.  Gross development expense before the capitalization of software costs and was $6, 663,000 in 2006, 64% greater than $4,058,000 in 2005.  Capitalized software totaled $2,821,000 in 2006 compared to $1,555,000 in 2005.  The increase in software capitalization of 81% over last year reflects the intense effort put forth by the Company to expand and improve its products.  In 2006, the Company released a new version of its FieldCentrix software and a mobility product for Astea Alliance users, based on the expertise of FieldCentrix as well as intensive efforts to complete the latest version of Astea Alliance, which was released in February 2007.

Sales and Marketing.   Sales and marketing expenses decreased 4%, or $269,000, to $5,923,000 in 2006 from $6,192,000 in 2005.  The decrease is primarily the result of decreased sales commissions resulting from reduced software license sales partially offset by increased investment in marketing programs in order to increase market awareness of the Company’s products and domain expertise in Service Life Cycle Management.  Additionally, $123,000 in share based compensation expense for employees was recorded at December 31, 2006 compared to no expense for year ending December 31, 2005.  The Company continues to focus on improving its market presence through intensified marketing efforts to increase awareness of the Company’s products.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased investment in lead generation for its sales force.  Sales and marketing expense as a percentage of total revenues increased to 33% in 2006 from 28% in 2005, resulting from the decline in revenue from 2005 to 2006.

General and Administrative.   General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company’s status as a public company.  The Company’s general and administrative expenses were $3,757,000 in 2006 and $3,003,000 in 2005 representing a 25% increase.  This increase is primarily due to the inclusion of a full year’s rent for the FieldCentrix office in Irvine, California, an increase of $191,000; $420,000 of additional legal fees partially resulting from the class action lawsuit that was filed in April, 2006 and $100,000 in bonuses paid to management.   Additionally, $139,000 in share based compensation expense for employees was recorded at December 31, 2006 compared to no expense for year ending December 31, 2005. As a percentage of total revenues, general and administrative expenses increased to 21% in 2006 compared to 14% in 2005.  The increase in expenses relative to revenues primarily results from the increase in expenses described above, as well as the decrease in total revenues generated during 2006.

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

International Operations.  Total revenues from the Company’s international operations decreased by $5,173,000, or 48% to $5,566,000 in 2006 compared to $10,739,000 in 2005.  The decrease in revenue from international operations was primarily attributable to a decrease in license revenues of $4,133,000, the majority of the decline in Europe.  International revenues from professional services and maintenance decreased 19% to $4,441,000 in 2006 from $5,482,000 in 2005.  Overall, international operations resulted in a net loss of $876,000 for 2006 compared to net profit of $1,279,000 in 2005.  International operating costs decreased by $1,445,000 due to lower cost of services and maintenance resulting from a decrease in headcount, lower sales commissions resulting from a decrease in license revenues in 2006 compared to 2005 and an increase in bad debt expense.  The decrease in international net income of $2,154,000 is the direct result of the decrease in license revenues.

Net income (loss).  The Company generated a net loss of $7,084,000 for the year ended December 31, 2006 compared to net income of $1,028,000 in 2005.  The decrease in net income of $8,112,000 is the result of a 17% decrease in revenues, particularly a decline of $57% in license revenues and an increase in operating costs of 20%.

Liquidity and Capital Resources (2006 and 2005 restated)

Operating Activities

Net cash provided by operating activities was $949,000 for the year ended December 31, 2007, an improvement of $3,897,000 over the year ended December 31, 2006 in which $2,948,000 of cash was used by operations.  The increase in cash generated by operations was primarily attributable to a swing in net income of $9,849,000 which resulted from income of $2,765,000 in 2007 compared to a loss of $7,084,000 in 2006, an increase in non cash charges of $806,000 and a smaller increase in accounts receivable in 2007 than 2006 by $140,000.  Partially offsetting these increases of cash was a decrease in deferred revenues of $6,645,000, an increase in prepaid expense over a decrease in 2006 of $90,000 and a decrease in accounts payable and accrued expenses which was $272,000 more than in 2006.  The significant reduction in deferred revenues occurred due to the deferral of license, professional services and maintenance revenues in 2006 resulting from undelivered elements, all of which were delivered in 2007 and accordingly recognized as revenue.

 Investing Activities

The Company used $2,357,000 of cash for investing activities in 2007 compared to using $3,265,000 in 2006.  The decrease in cash used for investing activities of $908,000 results from a decrease in capitalized software development costs of $985,000, a reduction in property and equipment purchases of $145,000 and the release of $88,000 from restricted cash.  Partially offsetting these reduced investment outflows was an increase in goodwill of $134,000 related to the payment of the earnout provisions in the FieldCentrix purchase agreement.

 Financing Activities

The Company generated $15,000 from financing activities from the exercise of stock options for the year ended December 31, 2007 compared to generating $19,000 of cash from the exercise of stock options for the year ended December 31, 2006.  The decrease in cash generated by financing activities of $4,000 was attributable to a decline in the exercise of Company stock options in 2007.

At December 31, 2007, the Company had a working capital ratio of approximately 1.05:1, with total cash of $1,615,000.

The Company had $1,615,000 in cash at year ended December 31, 2007, compared to $3,120,000 for year ended December 31, 2006.

The Company has projected revenues for 2008 that will generate enough funds to sustain its continuing operations.  However, if actual results trail expectations, the Company has plans in place to reduce operating expenditures appropriately in order to continue to fund all required expenditures.  The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.  The Company does not plan any significant capital expenditures in 2008.  In addition, it does not anticipate that its operations or financial condition will be affected materially by inflation.

On May 23, 2006 the Company entered into a secured revolving line of credit (Line) agreement with a bank.  This agreement was amended in June of 2007.  Maximum available borrowings under the Line represent the lesser of 80% of the Borrowing Base, which is eligible accounts receivables as defined, or $2.0 million.  Amounts outstanding on the line of credit were zero on December 31, 2007.  As of March 31, 2008, the Company had an available Borrowing Base of $2.0 million.

As of March 30, 2008, the amount outstanding on the line of credit was zero.

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual and commercial obligations, as of December 31, 2007:

	Payment Due By Period
	Total	2008	2009-2010	2011-2012	2013 and after
Contractual Cash Obligations:
Long-term Debt	$-	$-	$-	$-	$-
Capital Leases	-	-	-	-	-
Operating Leases	$5,262,000	$1,201,000	$2,051,000	$1,203,000	$807,000

	Amounts of Commitment Expiration Per Period
	Total	2008	2009-2010	2011- 2012	2013 and after
Other Commercial Commitments:
Letters of Credit	$313,000	$-	$-	$-	$-

There are no off balance sheet transactions that would require disclosure in the above contractual obligations and commercial commitments table.

Item 7A.                      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As a result, as of December 31, 2007, the Company’s investments consisted of institutional money market funds.  The Company does not expect any material loss with respect to its investment portfolio.

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

Item 8.                 Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Astea International Inc.:

We have audited the accompanying consolidated balance sheet of Astea International Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations and stockholders’ equity and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astea International, Inc. and Subsidiaries as of December 31, 2007 and the consolidated results of their operations and their cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in footnote 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Tax Positions, on January 1, 2007.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

April 15, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Astea International Inc.

We have audited the accompanying consolidated balance sheet of Astea International Inc. and subsidiaries (collectively the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As disclosed in Note 2, the Company has restated its consolidated balance sheet as of December 31, 2006 and related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006 to correct an error in recognizing revenue.  As a result of this revision, net loss for the year ended December 31, 2006 was increased by $2,102,000 and  net income for the year ended December 31, 2005 was reduced by $189,000.

As disclosed in Note 12 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, utilizing the modified prospective transition method effective January 1, 2006.

BDO Seidman, LLP
March 30, 2007, except for Note 2 which is as of April 15, 2008.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006 (restated)

ASSETS
Current assets:
Cash and cash equivalents	$ 1,615,000	$ 3,120,000
Restricted cash	150,000	225,000
Receivables, net of allowance of $206,000 and $163,000	8,517,000	6,860,000
Prepaid expenses and other	416,000	423,000
Total current assets	10,698,000	10,628,000

Property and equipment, net	418,000	648,000
Intangibles, net	1,439,000	1,719,000
Capitalized software development costs, net	3,238,000	3,636,000
Goodwill	1,540,000	1,253,000
Other long term restricted cash	163,000	-
Other long-term assets	64,000	175,000
Total assets	$ 17,560,000	$ 18,059,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 3,632,000	$ 3,930,000
Deferred revenues	6,743,000	10,278,000
Total current liabilities	10,375,000	14,208,000

Long-term liabilities
Deferred tax liability	77,000	36,000

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 25,000,000 shares authorized, 3,596,000 and 3,591,000 shares issued respectively	36,000	36,000
Additional paid-in-capital	27,852,000	27,532,000
Accumulated comprehensive loss – translation adjustment	(703,000)	(911,000)
Accumulated deficit	(19,869,000)	(22,634,000)
Less: Treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	7,108,000	3,815,000
Total liabilities and stockholders' equity	$ 17,560,000	$ 18,059,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,	2007	2006 (restated)	2005 (restated)

Revenues:
Software license fees	$8,089,000	$3,431,000	$8,057,000
Services and maintenance	22,281,000	14,751,000	13,908,000
Total revenues	30,370,000	18,182,000	21,965,000
Costs and expenses:
Cost of software license fees	2,641,000	1,687,000	1,178,000
Cost of services and maintenance	11,908,000	10,262,000	8,261,000
Product development	4,402,000	3,842,000	2,461,000
Sales and marketing	5,319,000	5,923,000	6,192,000
General and administrative	3,405,000	3,757,000	3,003,000

Total costs and expenses	27,675,000	25,471,000	21,095,000

Income (loss) from operations	2,695,000	(7,289,000)	870,000

Interest income	111,000	234,000	165,000
Income (loss) before income taxes	2,806,000	(7,055,000)	1,035,000
Income tax expense	41,000	29,000	7,000
Net income (loss)	$2,765,000	$(7,084,000)	$1,028,000
Basic net income (loss) per share	$.78	$(2.00)	$.33
Diluted net income (loss) per share	$.78	$(2.00)	$.33
Weighted average shares used in computing basic net income (loss) per share	3,550,000	3,547,000	3,093,000
Weighted average shares used in computing diluted net income (loss)per share	3,552,000	3,547,000	3,116,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Accumulated Compre- hensive Loss	Accumulated Deficit	Treasury Stock	Total Stock-holders' Equity	Compre- hensive Income (loss)
Balance, December 31, 2004 restated	$30,000	$22,997,000	$(779,000)	$(16,577,000)	$(210,000)	$ 5,461,000

Issuance of common stock under employee stock purchase plan				(1,000)	2,000	1,000
Exercise of stock options	2,000	787,000				789,000
Stock Issuance – FieldCentrx acquisition	4,000	3,332,000				3,336,000
Currency translation adjustments			(156,000)			(156,000)	(156,000)
Net income – restated				1,028,000		1,028,000	1,028,000
Balance, December 31, 2005 restated	36,000	27,116,000	(935,000)	(15,550,000)	(208,000)	10,459,000	872,000
Exercise of stock options		19,000				19,000
Stock-based compensation		397,000				397,000
Currency translation adjustments			24,000			24,000	24,000
Net (loss) restated				(7,084,000)		(7,084,000)	(7,084,000)
Balance, December 31, 2006 restated	36,000	27,532,000	(911,000)	(22,634,000)	(208,000)	3,815,000	(7,060,000)
Exercise of stock options		15,000				15,000
Stock-based compensation		305,000				305,000
Currency translation adjustment			208,000			208,000	203,000
Net income				2,765,000		2,765,000	2,765,000
Balance, December 31, 2007	$36,000	$27,852,000	$(703,000)	$ (19,869,000)	$(208,000)	$ 7,108,000	$ 2,968,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2007	2006 (restated)	2005 (restated)

Cash flows from operating activities:
Net income (loss )	$2,765,000	$(7,084,000)	$1,028,000
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,926,000	2,237,000	1,640,000
Increase in provision for doubtful accounts	276,000	67,000	227,000
Stock-based compensation	305,000	397,000	-
Deferred tax expense	41,000	29,000	7,000
Changes in operating assets and liabilities:
Receivables	(1,621,000)	(1,761,000)	1,235,000
Prepaid expenses and other	(1,000)	89,000	44,000
Accounts payable and accrued expenses	(309,000)	(37,000)	54,000
Deferred revenues	(3,544,000)	3,101,000	1,143,000
Other assets	111,000	14,000	(124,000)
Net cash provided by used in operating activities	949,000	(2,948,000)	5,254,000
Cash flows from investing activities:
Capitalized software development costs	(1,836,000)	(2,821,000)	(1,555,000)
Purchases of property and equipment	(146,000)	(291,000)	(324,000)
Purchase of short term investments	(500,000)	-	-
Sale of short term investments	500,000	-	-
Net cash acquired from FieldCentrix acquisition	-	-	616,000
Payment of contingent purchase price	(287,000)	(153,000)	-
Change in restricted cash	(88,000)	-	75,000
Net cash used in investing activities	(2,357,000)	(3,265,000)	(1,188,000)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	15,000	19,000	791,000
Net cash provided by financing activities	15,000	19,000	791,000
Effect of exchange rate changes on cash and cash equivalents	(112,000)	(170,000)	144,000
Net (decrease) increase in cash and cash equivalents	(1,505,000)	(6,364,000)	5,001,000
Cash and cash equivalents balance, beginning of year	3,120,000	9,484,000	4,483,000
Cash and cash equivalents balance, end of year	$1,615,000	$3,120,000	$9,484,000

Cash paid for interest expense	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Supplemental Cash Flow Information – FieldCentrix Acquisition

Non-Cash Transactions:
	Years Ended December 31,
	2007	2006	2005
Acquisition of FieldCentrix Net Assets:
Purchase Price
Common stock issued	$-	$-	$3,336,000

Assets acquired:
Accounts receivable	-	-	(384,000)
Prepaid Expenses	-	-	(80,000)
Property and equipment	-	-	(730,000)
Software			(721,000)
Customer relationship list	-	-	(1,360,000)
Other assets	-	-	(31,000)
Goodwill	-	-	(1,100,000)
Total assets acquired:	-	-	(4,406,000)
Liabilities assumed:
Accrued expenses	-	-	719,000
Deferred revenue	-	-	967,000
Total liabilities assumed	-	-	1,686,000
Net assets acquired	-	-	(2,720,000)
Net Cash received from FieldCentrix acquisition	$-	$-	$616,000

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Company Background

Astea International Inc. and Subsidiaries (collectively the “Company” or “Astea”) are a global provider of service management software that addresses the unique needs of companies who manage capital equipment, mission critical assets and human capital.  Clients include Fortune 500 to mid-size companies, which Astea services through Company facilities in the United States, United Kingdom, Australia, The Netherlands and Israel.  The Company’s principal products are Astea Alliance, FX Service Center and FX Mobile.  Astea Alliance supports the complete service lifecycle, from lead generation and project quotation to service and billing through asset retirement.  FX Service Center is a service management and dispatch solution system that gives organizations command over their field service operations.   FX Mobile offerings include mobile field service automation (FSA) systems, which include the wireless devices and support of mobile field technicians using portable, hand-held computing devices.  Since its inception in 1979, Astea has licensed applications to companies in a wide range of sectors including information technology, telecommunications, instruments and controls, business systems, and medical devices.

2.   Restatements

In conjunction with the preparation of the 2007 Form 10-K, management identified errors in accounting for certain license contracts (the “Contracts”) which were executed 2006 and 2005.

2006

In the second and third quarters of 2006, certain sales Contracts (four in total) included add-on analytical modules that had not, at that time, been released.   These contracts consisted of numerous licenses and modules that were purchased by customers and delivered to them in the quarters in which the Company recognized the revenues related to the Contracts.  Included in the Contracts were two or three insignificant add-on modules for an analytical tool.  The main component of the tool and one of the analytical modules were included in the delivery of the software to the customers.  However, there were one or two analytical modules that could not be delivered with the software.  The Company originally estimated a value for the undelivered modules and deferred the revenues related to these modules until they were delivered, which occurred in the first and second quarters of 2007.

Management identified a similar error in the accounting for a contract entered into in 2005.  The customer had been promised a specified upgrade to an unreleased version.  At the time the Company filed its 2006 and 2005 Forms 10-K, the Company estimated a value for the upgrade and deferred that amount of revenue until the upgrade could be delivered.  .

In conjunction with the preparation of the Form 10-K for 2007, management determined that it did not have vendor specific objective evidence (“VSOE”) for the undelivered insignificant add-on module software licenses and the specified upgrade.  According to American Institute of Certified Public Accountants (AICPA) SOP 97-2 “Software Revenue Recognition” and related statements, undelivered elements to a sale must have VSOE in order to recognize revenue for the delivered elements that do not have VSOE.  The Company uses the residual method for recognizing revenues on its software licenses.  In such instances, the accounting rules state that if VSOE for undelivered software modules cannot be determined, then all revenue related to that sale must be deferred until the undelivered elements are delivered.  Accordingly, all revenues, including license, service and maintenance revenues, must be deferred until the delivery and acceptance of the final undelivered element.  Therefore, the Company restated its consolidated financial statements for 2006 and 2005 to defer all license revenues and service and maintenance revenues recognized in 2006 and 2005 in relation to the Contracts.  The undelivered modules and specified upgrade were delivered in the first and second quarters of 2007.  Upon the final delivery, all deferred revenues were recognized.  The effect of this restatement is to reduce revenue by $2,102,000 in 2006 and by $189,000 in 2005 and recognize revenue amounting to $2,291,000 in 2007.    All cash related to these transactions was received by December 31, 2007.  The Company’s policy is to recognize expenses as incurred when revenues are deferred in connection with transactions where VSOE cannot be established for an undelivered element as the Company follows the accounting requirements of SOP 97-2.  Accordingly, all costs associated with the contract were recorded in the period when incurred, which differs from the period in which the associated revenue was recognized.

In addition the Company determined that a software implementation agreement contained a reference to an unreleased upgrade of the software. The software licensing agreement and the software implementation agreement were signed in the third and fourth quarter of 2007 respectively.  Based on AICPA Technical Practice Aid 5100.39, Software Recognition for Multiple Element Arrangements, under certain conditions, multiple agreements between a vendor and customer should be considered as one agreement.  In this case, it was determined that the project implementation plan should be considered as part of the original sales agreement.  Since the implementation plan referred to an unreleased version of the Company’s software for which no VSOE exists, all revenue related to the transaction, including license and services and maintenance should be deferred until the specified upgrade is delivered.  Accordingly, $700,000 of revenue, consisting of $674,000 of license revenue and $26,000 of professional services and maintenance revenue will be deferred from the third quarter of 2007.  The upgrade was delivered to the customer in the first quarter of 2008.  It is expected that all of the deferred revenue related to this contract will be recognized at that time.

As a result of these determinations, we restated our financial statements and quarterly results of operations (unaudited) included in this annual report.  In addition we will restate the consolidated interim financial statements for the 2007 and 2006 periods contained in our 2007 quarterly reports on Form 10-Q.  The modifications contained in the restated financial statements relate to revenue and deferred revenues.  It affected the elements of cash flow, but did not have any impact to net cash flow from operations as reported in the statements of cash flows.  These restated financial statements reflect an increase in basic net loss per share of ($.60) for the year ended December 31, 2006 and a decrease in net income per share of ($.06) for the year ended December 31, 2005.

2005

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

All revenue related to this contract was recognized in 2007, with the exception of certain post contract support revenue totaling $34,000, which will be recognized ratably over 2008.  All cash related to the transaction, $1,678,000, has been received by the Company as of December 31, 2007.

As a result of this determination, we restated our financial statements and quarterly results of operations (unaudited) included in this annual report.  In addition we restated the consolidated interim financial statements for the 2006 periods contained in our 2006 quarterly reports on Form 10-Q.  The modifications contained in the restated financial statements relate to revenue and deferred revenues.  It affected the elements of cash flow, but did not have any impact to net cash flow from operations as reported in the statements of cash flows.  These restated financial statements reflect a decrease in the basic net income per share of ($.20) for the year-ended December 31, 2005 and a decrease in the basic and diluted net income per share of ($.21) and ($.20), reflectively for the year-ended December 31, 2004.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2006
	As previously reported	Adjustment	As restated
ASSETS
Current assets:
Cash and cash equivalents	$3,120,000		$3,120,000
Restricted Cash	225,000		225,000
Receivables, net of reserves of $310,000	6,860,000		6,860,000
Prepaid expenses and other	423,000		423,000
Total current assets	10,628,000		10,628,000

Property and equipment, net	648,000		648,000
Intangibles, net	1,719,000		1,719,000
Capitalized software development costs, net	3,636,000		3,636,000
Goodwill	1,253,000		1,253,000
Other long-term assets	175,000		175,000
Total assets	$18,059,000		$18,059,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,930,000		$3,930,000
Deferred revenues	7,987,000	$2,291,000	10,278,000
Total current liabilities	11,917,000	2,291,000	14,208,000
Long-term liabilities:
Deferred tax liability	36,000		36,000
Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized, non issued.	-		-
Common stock, $.01 par value, 25,000,000 shares authorized, 3,585,000 shares issued	36,000		36,000
Additional paid-in capital	27,532,000		27,532,000
Accumulated comprehensive loss – translation adjustment	(911,000)		(911,000)
Accumulated deficit	(20,343,000)	(2,291,000)	(22,634,000)
Less: Treasury stock at cost,	(208,000)		(208,000)
Total stockholders’ equity	6,106,000	(2,291,000)	3,815,000
Total liabilities and stockholders' equity	$18,059,000	-	$18,059,000

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2006
	As previously reported	Adjustment	As restated
Revenues:
Software license fees	$4,670,000	$(1,239,000)	$3,431,000
Services and maintenance	15,614,000	(863,000)	14,751,000
Total revenues	20,284,000	(2,102,000)	18,182,000
Costs and expenses:
Cost of software license fees	1,687,000		1,687,000
Cost of services and maintenance	10,262,000		10,262,000
Product development	3,842,000		3,842,000
Sales and marketing	5,923,000		5,923,000
General and administrative	3,757,000		3,757,000

Total costs and expenses	25,471,000		25,471,000

(Loss) from operations	(5,187,000)		(7,289,000)

Interest income	234,000		234,000
(Loss) before income taxes	(4,953,000)		(7,055,000)
Income tax expense	29,000		29,000
Net (loss)	$(4,982,000)	$(2,102,000)	$(7,084,000)
Basic net (loss) per share	$(1.40)	$(.60)	$(2.00)
Diluted net (loss) per share	$(1.40)	$(.60)	$(2.00)
Weighted average shares used in computing basic net (loss) per share	3,547,000		3,547,000
Weighted average shares used in computing diluted net (loss)per share	3,547,000		3,547,000

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2005
	As previously reported	Adjustment	As restated
ASSETS
Current assets:
Cash and cash equivalents	$9,484,000		$9,484,000
Restricted Cash	225,000		225,000
Receivables, net of reserves of $310,000	5,037,000		5,037,000
Prepaid expenses and other	485,000		485,000
Total current assets	15,231,000		15,231,000

Property and equipment, net	1,038,000		1,038,000
Intangibles, net	1,999,000		1,999,000
Capitalized software development costs, net	2,055,000		2,055,000
Goodwill	1,100,000		1,100,000
Other long-term assets	189,000		189,000
Total assets	$21,612,000		$21,612,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,969,000		$3,969,000
Deferred revenues	5,767,000		5,767,000
Total current liabilities	9,736,000		9,736,000

Long-term liabilities
Deferred revenue	1,221,000	$189,000	1,410,000
Deferred tax liability	7,000		7,000
Total long-term liabilities	1,228,000	189,000	1,417,000

Stockholders Equity
Common stock, $.01 par value, 25,000,000 shares authorized, 3,585,000 shares issued	36,000		36,000
Additional paid-in capital	27,116,000		27,116,000
Accumulated comprehensive loss – translation adjustment	(935,000)		(935,000)
Accumulated deficit	(15,361,000)	(189,000)	(15,550,000)
Less: Treasury stock at cost,	(208,000)		(208,000)
Total stockholders’ equity	10,648,000	$(189,000)	10,459,000
Total liabilities and stockholders' equity	$21,612,000	-	$21,612,000

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2005
	As previously reported	Adjustment	As restated

Revenues:
Software license fees	$8,240,000	$(183,000)	$8,057,000
Services and maintenance	13,914,000	(6,000)	13,908,000
Total revenues	22,154,000	(189,000)	21,965,000
Costs and expenses:
Cost of software license fees	1,178,000		1,178,000
Cost of services and maintenance	8,261,000		8,261,000
Product development	2,461,000		2,461,000
Sales and marketing	6,192,000		6,192,000
General and administrative	3,003,000		3,003,000

Total costs and expenses	21,095,000		21,095,000

Income from operations	1,059,000		870,000

Interest income	165,000		165,000
Income before income taxes	1,224,000		1,035,000
Income tax expense	7,000		7,000
Net income	$1,217,000	$(189,000)	$1,028,000
Basic net income per share	$.39	$(.06)	$.33
Diluted net income per share	$.39	$(.06)	$.33
Weighted average shares used in computing basic net income per share	3,093,000		3,093,000
Weighted average shares used in computing diluted net income per share	3,116,000		3,116,000

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

Astea recognizes revenue on its software products in accordance with AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2,Software Revenue Recognition with Respect to Certain Transactions, SOP81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts; and SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition.

Astea recognizes revenue from license sales when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the license fee is fixed and determinable and the collection of the fee is probable.  We utilize written contracts as a means to establish the terms and conditions by which our products, support and services are sold to our customers.  Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs after a license key has been delivered electronically to the customer.  Revenue for arrangements with extended payment terms in excess of one year is recognized when the payments become due, provided all other revenue recognition criteria are satisfied.  If collectibility is not considered probable, revenue is recognized when the fee is collected.  Our typical end user license agreements do not contain acceptance clauses.  However, if acceptance criteria is required, revenues are deferred until customer acceptance has occurred.

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

Deferred revenue represents payments or accounts receivable from the Company’s customers for amounts billed in advance.

In June 2006, the FASB reached a consensus on Emerging Issues Task Force ("EITF") Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), ("EITF 06-03"). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. The adoption of EITF 06-3 did not change our policy of presenting taxes within the scope of EITF 06-3 on a net basis and had no impact on our consolidated financial statements.
Reimbursable Expenses

The Company charges customers for out-of-pocket expenses incurred by its employees during the performance of professional services in the normal course of business.  In accordance with Emerging Issues Task Force 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” billings for out-of-pocket expenses that are reimbursed by the customer are to be included in revenues with the corresponding expense included in cost of services and maintenance.  During fiscal years 2007, 2006 and 2005, the Company billed $615,000, $329,000, and $370,000 respectively, of reimbursable expenses to customers.

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

Year Ended December 31	Balance at beginning of year	Expensed	Write offs	Balance at end of year
2007	$163,000	$276,000	$233,000	$206,000
2006	310,000	67,000	214,000	163,000
2005	411,000	227,000	328,000	310,000

Bad debt expense increased in 2007 principally resulting from a Canadian customer becoming insolvent and filing for bankruptcy protection.   The  decrease  in bad debt  expense in 2006 from 2005  is  primarily  due  to  improvement  in  customer  payment performance.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible.  Based on all information available, the Company believes its allowance for doubtful accounts as of December 31, 2007 is adequate.  However, actual write-offs might exceed the recorded allowance.

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

Impairment of Long Lived Assets

The Company evaluates its long-lived assets, including certain identifiable intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  As of December 31, 2007, the Company has determined that no impairment has occurred.

Capitalized Software Development Costs

Capitalized software costs are stated on the balance sheet at the lower of net book value or net realizable value of capitalized software costs.

The Company capitalizes software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The Company capitalizes software development costs subsequent to the establishment of technological feasibility through the product’s availability for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Development costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (usually two years), beginning with the initial release to customers. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of December 31, 2007, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

Research and Development Costs

The Company reports research and development costs as Product Development expense in its statement of operations.  These costs include the costs incurred prior to the establishment of technological feasibility for new product development.  In addition, research and development costs also include costs related to improving the quality of the Company’s released software products and any costs incurred by third party companies that may be engaged from time to time, to assist the Company in its product development efforts.

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

The purchase agreement provided for an earnout provision through June 30, 2007 that pays the sellers a percentage of certain license revenues and certain professional services.  Due to the contingent nature of such payments, the value of the future payments was not included in the purchase price.  However, under FAS 141, as such sales transactions occurred, the related earnout amounts were added to the purchase price, specifically goodwill, which for the year ended December 31, 2007 totaled $287,000.  At December 31, 2007 goodwill is $1,540,000.

Major Customers

In 2007, two customers represented 11% and 10% of total revenues.  In 2006 no customer represented 10% or more of total revenues.  In 2005 one customer, accounted for 25% of the Company’s revenues.  One customer represented 21% of total accounts receivable at December 31, 2007.  At December 21, 2006 one customer accounted for 11% of total accounts receivable.

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

Fair Value of Financial Instruments

Due to the short term nature of these accounts, the carrying values of cash, cash equivalents, account receivable, accounts payable and accrued expenses approximate the respective fair values.

Income Taxes

On January 1, 2007, we implemented the provisions of FAS interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB statement 109 (“FIN 48”).   FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expense.  Such amounts were not material for 2007, 2006 and 2005.  The adoption of FIN 48 did not have a material impact on our financial position.

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, under the asset-and-liability method.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

     Advertising

Advertising costs are expensed when incurred.  Advertising costs for the years ended December 31, 2007, 2006, and 2005 were $191,000, $98,000 and $101,000 respectively and are included in sales and marketing costs.

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

For the year ended December 31, 2007, the Company had net income.  In 2007 there were 2,513 net additional dilutive shares assumed to be converted at an average exercise price of $4.10.  All options outstanding at December 31, 2006 to purchase shares of common stock were excluded from the diluted loss per common share calculation as the inclusion of these options would have been antidilutive.  At December 31, 2005 there was 22,743 net additional dilutive shares assumed to be converted at an average exercise price of $5.06.  Additionally, at December 31, 2005 the Company had 41,975 antidilutive shares that were excluded from diluted earnings per share calculation due to their antidilutive nature.

	(in thousands, except per share data)
Year Ended December 31,	2007	2006 (restated)	2005 (restated)
Net income (loss)	$2,765	$(7,084)	$1,028
Basic weighted average number of common shares outstanding	3,550	3,547	3,093
Basic earnings (loss) per common share	$.78	$(2.00)	$.33
Effect of dilutive stock options	2	-	23
Diluted weighted average number of common shares outstanding	3,552	3,547	3,116
Diluted earnings (loss) per common share	$.78	$(2.00)	$.33

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

Under the Company’s stock option plans, options awards generally vest over a four year period of continuous service and have a 10 year contractual term.   The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of the grant using the Black-Scholes Merton option pricing formula using the following assumptions as of December 31, 2007.

	For the year ended	For the year ended	For the year ended
	December 31, 2007	December 31, 2006	December 31, 2005
Risk-free interest rate	4.22%	4.77%	4.32%
Expected life (in years)	4.18	6.15	6.25
Volatility	91%	115%	117%
Expected dividends	-	-	-
Annual forfeiture rate	18.99%	24.5%	-

The weighted-average fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was estimated as $3.11, $5.90 and $6.72 respectively.

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

Year ended December 31	2005
Net income – as restated	$1,028,000
Add: Stock based compensation included in net income as reported	-
Deduct stock based compensation determined under fair value based methods for all awards	(388,000)
Net income – pro forma , as restated	$640,000
Basic income per share - as restated	$.33
Diluted income per share - as restated	$.33

Basic income per share - pro forma as restated	$.21
Diluted income per share - pro forma as restated	$.21

Prior to the adoption of SFAS 123(R), the Company included all tax benefits associated with stock-based compensation as operating cash flows in the consolidated statements of cash flows.  SFAS 123(R), requires any reduction in taxes payable resulting from tax deductions that exceed the recognized compensation expense (excess to tax benefits) to be classified as financing cash flows.  The Company did not have any excess tax benefit for the year ending December 31, 2007.

Reclassifications

Certain reclassifications of prior years’ amounts have been made to conform to the current year presentation.

Recent Accounting Standards or Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards ("FAS") No. 141 (revised 2007), Business Combinations ("FAS 141(R)") which replaces FAS No.141, Business Combinations. FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Changes prescribed by FAS 141(R) include, but are not limited to, requirements to expense transaction costs and costs to restructure acquired entities; record earn-outs and other forms of contingent consideration at fair value on the acquisition date; record 100% of the net assets acquired even if less than a 100% controlling interest is acquired; and to recognize any excess of the fair value of net assets acquired over the purchase consideration as a gain to the acquirer. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R). Early adoption is not allowed. We are currently evaluating the effects, if any, that FAS 141(R) may have on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements ("FAS 160"). FAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 also clarifies that all of those transactions resulting in a change in ownership of a subsidiary are equity transactions if the parent retains its controlling financial interest in the subsidiary. FAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. FAS 160 shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We are currently evaluating the effects, if any, that FAS 160 may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of a company's choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. We are required to adopt SFAS No. 159 on January 1, 2008 and are currently evaluating the impact, if any, of SFAS No. 159 on our consolidated financial statements.

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

3.     Receivables

Billed receivables represent billings for the Company’s products and services to end users and value added resellers. Unbilled receivables represent contractual amounts due within one year under software licenses that have been delivered but have not been billed.  Billed receivables are shown net of reserves for estimated uncollectible amounts.  Receivables consisting of the following:

	December 31,
	2007	2006
Billed receivables	$7,470,000	$5,301,000
Unbilled receivables	1,047,000	1,559,000
	$8,517,000	$6,860,000

4.            Property and Equipment

       Property and equipment consist of:

		December 31,
	Useful Life	2007	2006
Computers and related equipment	3	$3,542,000	$3,165,000
Furniture and fixtures	10	512,000	512,000
Leasehold improvements	10	129,000	128,000
Software	1-3	416,000	365,000
Office equipment	3-7	1,240,000	1,234,000
		5,839,000	5,404,000
Less: Accumulated depreciation and amortization		(5,421,000)	(4,756,000)
		$418,000	$648,000

 Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was  $412,000, $717,000 and $538,000, respectively.

5.      Capitalized Software Development Costs

	Remaining
	Weighted	December 31,
	Average Life	2007	2006
Capitalized software development costs	1.27	$ 8,073,000	$ 9,585,000
Less: Accumulated amortization		(4,835,000)	(5,949,000)
		$ 3,238,000	$ 3,636,000

The Company capitalized software development costs of $1,836,000, $2,821,000 and $1,555,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  Amortization of capitalized software development costs for the years ended December 31, 2007, 2006 and 2005 was $2,234,000, $1,240,000 and $1,020,000, respectively, and is reflected in cost of software license fees in the financial statements.  Additionally, for the year ended December 31, 2007, the Company wrote-off $3,348,000 of fully amortized capitalized software for old versions that had been deemed no longer useful or functional.  The Company amortizes software developments costs using the greater of the straight-line basis over the estimated useful lives of the product (two years) or the revenue forecast method.

6.      Intangible Assets

Intellectual property and customer lists (“intangible assets”) acquired as part of the FieldCentrix acquisition are amortized on a straight-line basis over their estimated annual lives or over the period of their expected benefit, generally ranging from 5 to 10 years.  Amortization expense related to these intangible assets remained the same at $280,000 for the years ended December 31, 2007 and 2006, respectively.

			Accumulated Amortization		Net Carrying Value
Description	Weighted Avg. Life	Gross Cost	2007	2006	2007	2006
Software	5 years	$ 720,000	$ 330,000	$ 186,000	$ 390,000	$ 534,000
Customer Relationship List	10 years	1,360,000	311,000	175,000	1,049,000	1,185,000
		$2,080,000	$ 641,000	$ 361,000	$1,439,000	$1,719,000

Estimated amortization expense for each of the next five years is as follows:

Amortization Expense
2008	280,000
2009	280,000
2010	238,000
2011	136,000
2012	136,000

7.    Accounts Payable and Accrued Expense

           Accounts payable and accrued expenses consist of:

December 31,	2007	2006
Accounts payable	$911,000	$1,025,000
Accrued compensation and related benefits	1,748,000	1,568,000
Accrued professional services	90,000	316,000
Sales and payroll taxes	335,000	403,000
Other accrued liabilities	548,000	618,000
	$3,632,000	$3,930,000

8.    Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes, which provides for an asset and liability approach to accounting for income taxes.  Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts for assets and liabilities versus the tax bases of assets and liabilities.  Under this method, deferred tax assets are recognized for deductible temporary differences, operating loss and tax credit carryforwards.  Deferred liabilities are recognized for taxable temporary differences.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

The provision for income taxes is as follows:

Years ended December 31,	2007	2006	2005
Current:
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-
	-	-	-
Deferred:
Federal	$32,000	$27,000	$6,000
State	9,000	2,000	1,000
	$41,000	$29,000	$7,000

Pre-tax income for domestic locations for the year ended December 31, 2007 and 2006 was $15,000 and pre tax loss for the year ended December 31, 2006 was $6,180,000.  Foreign locations had pre-tax income of $3,350,000 for the year ended December 31, 2007, pre-tax loss of $875,000 in 2006 and pre-tax income of $1,279,000 in 2005.

The approximate income tax effect of each type of temporary difference is as follows:

December 31,	2007	2006
Deferred income tax assets:
Revenue recognition	$64,000	$40,000
Accruals and reserves not currently deductible for tax	194,000	203,000
Benefit of net operating loss carryforward	14,229,000	10,916,000
Benefit of foreign net operating loss carryforward	1,829,000	2,041,000
Depreciation	224,000	221,000
Alternative minimum tax	370,000	370,000
Non-qualified stock options	55,000	24,000
Other	26,000	-
	16,991,000	13,815,000
Deferred income tax liabilities:
Capitalized software development costs	(1,306,000)	(1,346,000)
Amortization of deductible goodwill	(77,000)	(36,000)
	(1,383,000)	(1,382,000)
Net deferred tax asset before allowance	(15,608,000)	(12,433,000)
Valuation allowance	(15,685,000)	(12,469,000)
Net deferred income tax liability	$(77,000)	$(36,000)

Realization of deferred tax assets is primarily dependent on future taxable income, the amount and timing of which is uncertain.  The valuation allowance is adjusted on a periodic basis to reflect management’s estimate of the realizable value of the net deferred tax assets.  Therefore, a valuation allowance has been recorded for the entire net deferred tax asset with the exception of $77,000 related to the deferred tax liability associated with indefinite-lived intangible assets in accordance with SFAS No. 142.  Because indefinite-lived intangible assets and goodwill are not amortized for book purposes, the related deferred tax liabilities will not reverse until some indeterminate future period when the asset becomes impaired, are disposed of, or in the case of indefinite-lived intangible assets, begin to reverse if they are reclassified as an amortizing intangible asset.  SFAS No. 109 requires the expected timing of future reversals of deferred tax liabilities to be taken into account when evaluating the realizability of deferred tax assets.  Therefore, the Company believes the reversal of deferred tax liabilities related to indefinite-lived intangible assets and goodwill should not be considered a source of future taxable income when assessing the realization of the Company’s deferred tax assets. And as a result a deferred expense has been recorded.

In 2007 the Company utilized $306,000 of its reserved deferred tax asset to offset its provision for income taxes, primarily from the utilization of its net operating loss carryforward and timing of certain accruals.  In the years ended December 31, 2006 and 2005, there were no income taxes owed, as the Company had tax losses.

The Company has a tax holiday in Israel, which expires in 2014.  Taxable income for the Israeli subsidiary was $272,000 and $425,000 for the years ended December 31, 2007 and 2006, respectfully.  The Israeli subsidiary has net carryforward losses for Israeli tax purposes of approximately $0.7 million.

As of December 31, 2007, the Company had a net operating loss carryforward for United States federal income tax purposes of approximately $21,888,000.  Included in the aggregate net operating loss carryforward is $8,895,000 of tax deductions related to equity transactions, the benefit of which will be credited to stockholders’ equity, if and when realized after the other tax deductions in the carryforwards have been realized. The net operating loss carryforwards expire in 2016 through 2025.

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

The effective tax rate differed from the statutory U.S. federal income tax rate as follows:

	Year ended December 31,
	2007	2006	2005
U.S. Federal Statutory rate	34.0%	34.0%	34.0%
State Tax	0.3%	0.0%	0%
Permanent differences	3.9%	(2.1%)	1.1%
Foreign benefit	(9.1%)	0.0%	0%
Other	-	2.3%	(0.5%)
Valuation allowance	(27.6%)	(34.6%)	(33.9%)
	1.5%	(0.4%)	0.7%

9.            Line of Credit

On May 23, 2006 the Company entered into a secured revolving line of credit (Line) agreement with a bank.  This agreement was amended in June of 2007.  Maximum available borrowings under the Line represent the lesser of 80% of the Borrowing Base, which is eligible accounts receivables as defined, or $2.0 million.  Amounts outstanding on the line of credit were zero on December 31, 2007.  Interest is payable monthly based on the Bank’s prime rate, which was 7.25% at December 31, 2007.  The Company pays a quarterly fee for the unused portion of the line of credit.  The fee is .25% for the unused portion of the available line of credit.  For 2007, the Company paid $7,500 in unused line of credit fees.

10.           Commitments and Contingencies

The Company leases facilities and equipment under noncancelable operating leases. Rent expense for facility leases for the years ended December 31, 2007, 2006 and 2005 was $1,128,000, $1,065,000 and $780,000, respectively.  Equipment and vehicle expense for the years ended December 31, 2007, 2006 and 2005 was $257,000, $249,000 and $210,000.

Future minimum lease payments under the Company’s leases as of December 31, 2007 are as follows:

Operating Leases
2008	$1,201,000
2009	1,095,000
2010	956,000
2011	598,000
2012	605,000
Thereafter	807,000
Total minimum lease payments	$5,262,000

The Company has a letters of credit of $313,000 as of December 31, 2007 as security for a lease obligation.  The letter of credit is collateralized by a certificate of deposit of $150,000 which is reported as restricted cash.

From time to time, the Company may be involved in certain legal actions and customer disputes arising in the ordinary course of business. In the Company’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial position or results of operations.

11.         Profit Sharing Plan/Savings Plan

The Company maintains a discretionary profit sharing plan, including a voluntary Section 401(k) feature, covering all qualified and eligible employees. Company contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  The Company matches 25% of eligible employees’ contributions to the 401(k) plan up to a maximum of 1.5% of each employee’s compensation.  The Company contributed approximately $87,000, $85,000 and $53,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

12.           Equity Plans

Share-Based Awards

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), Share-Based Payment, using the modified-prospective transition method, and therefore, has not restated its financial statements for prior periods. For awards expected to vest, compensation cost recognized in the year ended December 31, 2007 includes the following: (a) compensation cost, based on the grant-date estimated fair value and expense attribution method of SFAS 123, related to any share-based awards granted through, but not yet vested as of January 1, 2007, and (b) compensation cost for any share-based awards granted on or subsequent to January 1, 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards issued in the form of stock options on the date of the grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period.  The Company estimated, at the adoption of SFAS No. 123(R), the value of an additional paid-in capital pool for tax impacts related to employee share-based compensation awards for which compensation costs were reflected in our pro forma disclosures required under SFAS No. 123 to be approximately $305,000.  Although not recorded in the financial statements, this pool (a hypothetical credit in paid-in capital) can be utilized to charge tax expense (recorded as deferred tax asset), which are ultimately not realizable when stock options are exercised or expire.  As the Company presently has valuation allowances related to its deferred tax assets, the use of the hypothetical pool could not occur until such valuation reserve has been eliminated.

As of December 31, 2007, the total unrecognized compensation cost related to non-vested options amounted to $505,000, which is expected to be recognized over the options’ remaining vesting periods of 3.86 years.  No income tax benefit was realized by the Company in the year ended December 31, 2007 as the Company maintains a full valuation allowance on its net deferred tax asset.

Stock Option Plans

The Company has Stock Option Plans (the “Plans”) under which incentive and non-qualified stock options may be granted to its employees, officers, directors and others. Generally, incentive stock options are granted at fair value, become exercisable over a four-year period, and are subject to the employee’s continued employment. Non-qualified options are granted at exercise prices determined by the Board of Directors and vest over varying periods.  A summary of the status of the Company’s stock options as of December 31, 2007, 2006 and 2005 and changes during the years then ended are as follows:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Balance, December 31, 2004	396,000	$5.73	190,000	$7.09
Granted	205,000	7.22	-	-
Cancelled	(129,000)	6.95	-	-
Exercised	(162,000)	4.88	-	-
Expired	-	-	-	-
Balance, December 31, 2005	310,000	$7.04	89,000	$9.11
Granted	222,000	6.91	-	-
Cancelled	(99,000)	6.84	-	-
Exercised	(6,000)	3.23	-	-
Expired	-	-	-	-
Balance, December 31, 2006	427,000	$6.71	118,000	$6.59
Authorized		-	-	-
Granted	202,000	5.04	-	-
Cancelled	(140,000)	7.23	-	-
Exercised	(5,000)	3.10	-	-
Expired		-	-	-
Balance, December 31, 2007	484,000	$5.91	177,000	$6.43

During the second quarter of 2006, the shareholders of the Company approved the 2006 Stock Option Plan in order to fulfill the Company’s needs of attracting new managerial and technical talent and retaining existing talent.  The 2006 Plan authorizes the issuance of a maximum of 350,000 shares of Common Stock of the Company.

The following table summarizes outstanding options that are vested and expected to vest under the Company’s stock option plans as of December 31, 2007.

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	484,000	$5.91	7.98	$369,449

Ending Vested and Expected to Vest	359,000	$6.01	7.48	$278,659

Options Exercisable	177,000	$6.43	5.95	$142,573

The intrinsic value of options exercised for the years ending December 31, 2007, 2006 and 2005 was $15,000, $35,000 and $1,201,000 respectively.   The total fair value of shares vested for the years December 31, 2007, 2006 and 2005 was $314,000, $263,000 and $69,000, respectively

The Company’s policy is to issue shares from the pool of authorized but unissued shares upon the exercise of stock options.

A summary of the status of the Company’s nonvested share options as of December 31, 2007 is presented below:

Non Vested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31, 2006	309,000	$6.70
Granted	200,000	$5.04
Vested	(58,000)	$6.11
Forfeited or expired	144,000)	$7.24
Nonvested at December 31, 2007	307,000	$6.01

In accordance with Staff Accounting Bulletin No. 107, we classified share-based compensation expense within the cost of services and maintenance, development, sales and marketing, and general and administrative expenses.   The following table shows total share based compensation expense included in the Consolidated Statement of Operations:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Cost of Services and Maintenance	$71,000	$45,000
Development	51,000	90,000
Sales & Marketing	32,000	123,000
General & Administrative	151,000	139,000
Pre-tax share based compensation	$305,000	$397,000
Income tax benefit	-	-
Share-based compensation expense, net	$305,000	$397,000

Employee Stock Purchase Plan

In May 1995, the Company adopted an employee stock purchase plan (the “ESPP”) which allows full-time employees with one year of service the opportunity to purchase shares of the Company’s common stock through payroll deductions at the end of bi-annual purchase periods. The purchase price is the lower of 85% of the average market price on the first or last day of the purchase periods. An employee may purchase up to a maximum of 100 shares or 10% of the employee’s base salary, whichever is less, provided that the employee’s ownership of the Company’s stock is less than 5% as defined in the ESPP.  Pursuant to the ESPP, 50,000 shares of common stock were reserved for issuance.  During 2005, 500 shares were purchased. The plan expired on June 30, 2005 and was not renewed.

13.  FieldCentrix Acquisition

On September 21, 2005, the Company, through a newly formed wholly-owned subsidiary, FC Acquisition Corp., acquired substantially all of the assets of FieldCentrix, Inc., a leading provider of mobile workforce automation, pursuant to an Asset Purchase Agreement for $3,336,000 of Company stock.  The total cost of the acquisition including earnout through December 31, 2007, legal, accounting and investment banking fees was $4,064,000.

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

The purchase price of FieldCentrix was allocated as follows:

Assets acquired	Total Allocation
Cash	$906,000
Accounts receivable	384,000
Prepaid expenses	80,000
Property and equipment	730,000
Software	721,000
Customer relations	1,360,000
Other assets	31,000
Goodwill	1,540,000

5,752,000
Less liabilities assumed:
Accrued expenses	721,000
Deferred revenue	967,000

1,688,000

Total purchase price	$4,064,000

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

14.	Unaudited Pro Forma Financial Information

Unaudited pro forma financial information for the years ended December 31, 2005 and 2004 as though the FieldCentrix acquisition had occurred on January 1, 2004 is as follows:

	Year ended December 31,
	2005 (restated)	2004 (restated)
Revenues	$26,732,000	$27,150,000
Net (loss)	$(2,083,000)	$(2,568,000)
Net (loss) per common share
Basic	$(.61)	$(.77)
Diluted	$(.61)	$(.77)
Weighted shares outstanding
Basic	3,397,000	3,318,000
Diluted	3,397,000	3,318,000

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

Year ended December 31,	2007	2006 (restated)	2005 (restated)
Revenues:
Software license fees
United States
Domestic	$6,129,000	$2,307,000	$2,800,000
Export	-	-	-
Total United States software license fees	6,129,000	2,307,000	2,800,000

United Kingdom	997,000	589,000	4,580,000
Asia/Pacific	963,000
Other foreign	-	535,000	677,000
Total foreign software license fees	1,960,000	1,124,000	5,257,000
Total software license fees	8,089,000	3,431,000	8,057,000

Services and maintenance
United States
Domestic	14,287,000	9,717,000	8,122,000
Export	197,000	593,000	304,000
Total United States service and maintenance revenue	14,484,000	10,310,000	8,426,000

United Kingdom	5,291,000	1,822,000	2,248,000
Asia/Pacific	1,651,000
Other foreign	855,000	2,619,000	3,234,000
Total foreign service and maintenance revenue	7,797,000	4,441,000	5,482,000
Total service and maintenance revenue	22,281,000	14,751,000	13,908,000
Total revenue	$30,370,000	$18,182,000	$21,965,000
Net income(loss) from operations
United States	$(206,000)	$(6,209,000)	$(251,000)
United Kingdom	2,031,000	(1,533,000)	256,000
Asia/Pacific	852,000
Other foreign	88,000	658,000	1,023,000
Net income(loss) from operations	$2,765,000	$(7,084,000)	$1,028,000
Long lived assets
United States	$6,533,000	$7,050,000	$6,000,000
United Kingdom	26,000	59,000	67,000
Asia/Pacific	27,000
Other foreign	113,000	322,000	314,000
Total assets	$6,699,000	$7,431,000	$6,381,000

16.           Selected Consolidated Quarterly Financial Data (Unaudited)

2007 Quarter Ended	Dec 31,	Sep 30, (restated)	Jun 30, (restated)	Mar 31, (restated)
Revenues	$6,822,000	$7,153,000	$6,877,000	$9,518,000
Gross profit	3,011,000	3,152,000	3,248,000	6,410,000
Net income(loss)	(80,000)	192,000	(299,000)	2,952,000

Basic net income(loss) per share	$(.02)	$.05	$(.08)	$.83
Diluted net income(loss) per Share	$(.02)	$.05	$(.08)	$.83
Shares used in computing basic net income(loss) per share (in thousands)	3,552	3,549	3,549	3,549
Shares used in computing diluted net income(loss) per share (in thousands)	3,552	3,551	3,549	3,576

2006 Quarter Ended	Dec 31, (restated)	Sep 30, (restated)	Jun 30, (restated)	Mar 31, (restated)
Revenues	$5,378,000	$4,886,000	$4,122,000	$3,796,000
Gross profit	2,322,000	2,046,000	1,220,000	645,000
Net (loss)	(1,028,000)	(1,418,000)	(2,312,000)	(2,326,000)

Basic net (loss) per share	$(.29)	$(.40)	$(.65)	$(.66)
Diluted net (loss) per Share	$(.29)	$(.40)	$(.65)	$(.66)
Shares used in computing basic net (loss) per share (in thousands)	3,549	3,549	3,547	3,543
Shares used in computing diluted net (loss) per share (in thousands)	3,549	3,549	3,547	3,543

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).              Controls and Procedures.

Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer, who is also the principal financial officer, of the Company’s disclosure controls and procedures ( as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, the principal financial officer concluded that as of December 31, 2007, due to a material weakness in revenue recognition and accounting for stock based compensation, discussed below in Management’s report on Internal Control over Financial reporting, our disclosure controls and procedures were not effective.  Additional review, evaluation and oversight were undertaken on the part of management in order to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles and, as a result, management has concluded that the consolidated financial statements in the Annual Report on Form 10-K fairly presents, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Managements Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness and design and operation of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In connection with management’s assessment of our internal control over financial reporting described above, management has identified that as of December 31, 2007, our disclosure controls and procedures did not adequately provide for effective controls over the accounting for revenue recognition and stock based compensation.  Specifically, our disclosure controls and procedures did not adequately provide for effective control over the review and monitoring of revenue recognition for certain license sale contracts that included undelivered elements.  As a result of this deficiency, the Company must restate its Form 10-K for the years ending December 31, 2006 and 2005.  In addition, the Company must restate its quarterly consolidated financial statements for the quarters ended March 31, 2006, June 30, 2006, September 30, 2006, December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007.

In addition, our disclosure controls and procedures did not adequately provide for effective controls over the accounting for stock based compensation.  Specifically, the Company did not correctly estimate certain variables related to the calculation of options in accordance with SFAS 123R, which resulted in a significant deficiency.  Accounting adjustments were recorded in the Company’s financial results for 2007 to correct for the improper estimate.  A similar significant deficiency was also identified during 2006.  According to the rules of COSO, if the same item is identified as a significant deficiency in two consecutive years, it must be considered as a material weakness.

Because of the material weaknesses identified, management has concluded that our internal control over financial reporting and procedures did not adequately provide for effective internal control over financial reporting as of December 31, 2007, based on criteria in the COSO framework.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

In  connection  with the completion  of  its audit  of and the issuance of an unqualified report on the Company's consolidated  financial statements for the  fiscal year ended December 31, 2007, the Company's independent registered  public  accounting  firm, Grant Thornton LLP("Grant Thornton"), communicated to the Company's Audit Committee that the following matter involving the Company's internal controls and operations was considered to be a material weakness, as defined under standards established by the Public Company Accounting Oversight Board.

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
There were no changes that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

Item 9B.                      Other Information

None

PART III

Item 10.                      Directors and Executive Officers of the Registrant.

Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement with 120 days after the end of this fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its 2007 Annual Meeting of Stockholders proposed to be held on June 11, 2008, and the information therein is incorporated herein reference.

Item 10A.	Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

The information set forth under the captions “Executive Officers” of the Proxy Statement is incorporated herein by reference.

Item 11.                      Executive Compensation

Executive Severance Agreements

On April 15, 2008, as authorized by the Compensation Committee of the Board of Directors at its meeting on April 14, 2008, the Company entered into supplemental agreements with its three principal executive officers, to provide severance benefits in the event of:  a) the termination of their employment without Cause; b) their resignation for Good Reason; or c) either of the above in the twelve month period following a Change of Control of the Company.  The Executive Severance Agreements (the “Agreements”) were made with Zack Bergreen, the Chairman and Chief Executive Officer, John Tobin, the President, and Rick Etskovitz, the Chief Financial Officer.   “Cause”, “Good Reason” and “Change in Control” are as defined in the Agreements.

In the event of a termination without Cause or a resignation for Good Reason, in either case unrelated to a Change in Control, the Agreements provide that the executive would receive severance compensation of six months’ base pay at the then current base pay, plus reimbursement of the cost of “COBRA” continuation coverage for six months.  Such payment would be paid out via normal payroll over the six month period.

In the event that that the executive’s employment terminates within one year of the effective date of a Change in Control of the Company, due to a termination without Cause or a resignation for Good Reason, then the executive would receive severance compensation of twelve months’ base pay at the then current rate of pay, plus reimbursement of the cost of “COBRA” continuation coverage for twelve months.  Such payment would be made in a single lump sum following execution of the appropriate release.

In either event, the executive would be required to execute a release of claims prior to the benefits being paid.

The Agreements also provided for compliance with the requirements of Internal Revenue Code Section 409A, including the delayed payments of benefits if determined to be applicable pursuant to Section 409A.

The above description of the Agreements is qualified in its entirety by reference to the complete copies of the Agreements for each individual that have been filed as Exhibits to this Form 10-K.

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

Item 13.                      Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the Proxy Statement under the heading “Certain Relationships and Related Transactions.”

Item 14.                      Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the Proxy Statement under the heading “Principal Accountant Fees and Service.”

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

(a)(1)(A)                Consolidated Financial Statements.

i)             Consolidated Balance Sheets at December 31, 2007 and 2006
ii)            Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005
iii)           Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006, and 2005
iv)           Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 200
v)            Notes to the Consolidated Financial Statements

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

10.28	2001 Stock Option Plan (Incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-107757)).

10.30	Form of Severance Agreement, dated April 14, 2008, between Astea and certain of its officers (filed as Exhibit to Form 14-A)

21.1	Subsidiaries of the Registrant.

23.1*	Consent of Grant Thorton, LLP

23.2*	Consent of BDO Seidman, LLP.

24.1*	Powers of Attorney (See the Signature Page).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906

Exhibits.

The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) set forth above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of April 2008.

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

Signature	Title	Date

/s/ Zack Bergreen	Chief Executive Officer	April 15, 2008
Zack Bergreen	(Principal Executive Officer)

/s/ Rick Etskovitz	Chief Financial Officer	April 15, 2008
Rick Etskovitz	(Principal Financial and Accounting Officer)

/s/ Eileen Smith	Controller	April 15, 2008
Eileen Smith

/s/ Thomas J. Reilly, Jr.	Director	April 15, 2008
Thomas J. Reilly, Jr.

/s/ Zack Bergreen	Director	April 15, 2008
Zack Bergreen

/s/ Adrian Peters	Director	April 15, 2008
Adrian Peters

/s/ Eric Siegel	Director	April 15, 2008
Eric Siegel