Form 10-K/A
period 2007-12-31
ASTEA INTERNATIONAL INC
filed 2008-05-14
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
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
DOCUMENTS INCORPORATED BY REFERENCE
 None.

EXPLANATORY NOTE

The Form 10-K/A is being filed to amend the Astea International Inc. (the “Company”) Form 10-K for the year ended December 31, 2007 in order to file revised Section 202 certifications.   The certifications are being revised to conform to the language set forth in Regulation S-K, Item 601(b) (31), and as provided in the final rule adopted by the Securities and Exchange Commission set forth in Release No. 33-8238, entitled “Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports.”  In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the Company is including currently dated Section 906 certifications.  The remainder of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on April 15, 2008 remains unchanged

Item 15.         Exhibits and Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of May 2008.

ASTEA INTERNATIONAL INC.

By: /s/Zack Bergreen
Zack Bergreen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Title	Signature	Date

/s/Zack Bergreen	Chief Executive Officer	May 14, 2008
Zack Bergreen	(Principal Executive Officer)

/s/Rick Etskovitz	Chief Financial Officer	May 14, 2008
Rick Etskovitz	(Principal Financial and Accounting Officer)

/s/Eileen Smith	Controller	May 14, 2008
Eileen Smith

_______*______	Director	May 14, 2008
Thomas J. Reilly, Jr.

/s/Zack Bergreen	Director	May 14, 2008
Zack Bergreen

_______*______	Director	May 14, 2008
Adrian Peters

*_____	Director	May 14, 2008
Eric Siegel

* By:  /s/ Rick Etskovitz
Power of Attorney

Exhibit Index to Form 10-K/A

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 President and Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906