Form 10-Q
period 2008-03-31
ASTEA INTERNATIONAL INC
filed 2008-05-15
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          March 31, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and a “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer __    Accelerated filer __      Non-accelerated filer           Smaller Reporting Company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           No   X

As of May 9, 2008, 3,596,185 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC.

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,602,000	$1,615,000
Restricted cash	150,000	150,000
Receivables, net of reserves of $143,000 and $206,000	7,259,000	8,517,000
Prepaid expenses and other	456,000	416,000
Total current assets	10,467,000	10,698,000

Property and equipment, net	429,000	418,000
Intangibles, net	1,369,000	1,439,000
Capitalized software, net	3,014,000	3,238,000
Goodwill Other long-term restricted cash	1,540,000 183,000	1,540,000 163,000
Other assets	67,000	64,000
Total assets	$17,069,000	$17,560,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,579,000	$3,632,000
Deferred revenues	6,573,000	6,743,000
Total current liabilities	10,152,000	10,375,000

Long-term liabilities:
Deferred tax liability	77,000	77,000
Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 25,000,000 shares authorized issued 3,591,000 and 3,591,000.	36,000	36,000
Additional paid-in capital	27,940,000	27,852,000
Cumulative translation adjustment	(634,000)	(703,000)
Accumulated deficit	(20,294,000)	(19,869,000)
Less: treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	6,840,000	7,108,000
Total liabilities and stockholders’ equity	$17,069,000	$17,560,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Software license fees	$1,431,000	$2,805,000
Services and maintenance	5,595,000	6,712,000
Total revenues	7,026,000	9,517,000
Costs and expenses:
Cost of software license fees	761,000	461,000
Cost of services and maintenance	3,309,000	2,647,000
Product development	1,348,000	1,260,000
Sales and marketing	1,241,000	1,313,000
General and administrative	811,000	910,000
Total costs and expenses	7,470,000	6,591,000
(Loss) income from operations	(444,000)	2,926,000
Interest income, net	19,000	26,000
(Loss) income before income taxes	(425,000)	2,952,000
Income tax expense	-	-
Net (loss) income	$(425,000)	$2,952,000
Comprehensive (loss) income:
Net (loss) income	$(425,000)	$2,952,000
Cumulative translation adjustment	69,000	25,000
Comprehensive (loss) income	$(356,000)	$2,977,000

Basic and diluted (loss) income per share	$(0.12)	$0.83

Shares outstanding used in computing basic (loss) income per share	3,554,000	3,549,000
Shares outstanding used in computing diluted (loss) income per share	3,554,000	3,576,000
See accompanying notes to the consolidated financial statements.

 ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(425,000)	$2,952,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	870,000	533,000
(Decrease) increase in allowance for doubtful accounts	(10,000)	60,000
Stock-based compensation	88,000	204,000
Changes in operating assets and liabilities:
Receivables	1,333,000	277,000
Prepaid expenses and other	(41,000)	(123,000)
Accounts payable and accrued expenses	(3,000)	254,000
Deferred revenues	(171,000)	(2,391,000)
Other long term assets	(2,000)	5,000
Net cash provided by operating activities	1,639,000	1,771,000
Cash flows from investing activities:
Purchases of property and equipment	(134,000)	(56,000)
Capitalized software development costs	(479,000)	(539,000)
Earnout payment	-	(26,000)
Increase in restricted cash	(20,000)	-
Net cash used in investing activities	(633,000)	(621,000)

Effect of exchange rate changes on cash	(19,000)	(22,000)

Net increase in cash and cash equivalents	987,000	1,128,000
Cash, beginning of period	1,615,000	3,120,000
Cash, end of period	$2,602,000	$4,248,000

See accompanying notes to the consolidated financial statements.

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The consolidated financial statements at March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest shareholders’ annual report (Form 10-K) and our restated Form 10-QA’s for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007.  The interim financial information presented is not necessarily indicative of results expected for the entire year ended December 31, 2008.

2.  RECENT ACCOUNTING STANDARDS OR ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FAS No 157, Fair Value Measurement (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements.  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS No. 157 is effective beginning January 1, 2008; FSP 157-2 delays the effective date for certain items to July 1, 2009.  We are currently assessing the potential impact that adoption of this statement may have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of a company's choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. We adopted SFAS No. 159 on January 1, 2008.  The adoption of this Statement did not have a material effect on the Company’s consolidated Financial Statements.

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

3.   INCOME TAX

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

The Company has identified its federal tax return and its state returns in Pennsylvania and California as “major” tax jurisdictions, as defined.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2002 through 2007, the only periods subject to examination.   The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  Accordingly, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the first quarter 2008, there were no interest or penalties related to the settlement of audits.

At March 31, 2008, the Company maintains a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of future taxable income.

4.   STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share Based Payments”, using the modified prospective transition method.   Under this method, compensation costs recognized in the first quarter of 2007 include (a) compensation costs for all share-based payments granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date value estimated in accordance with the original provisions of FAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R).

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

As of March 31, 2008, the total unrecognized compensation cost related to non-vested options amounted to $768,000, which is expected to be recognized over the options’ average remaining vesting period of 1.69 years.  No income tax benefit was realized by the Company in the year quarter ended March 31, 2008.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted average assumptions for the quarters ended March 31, 2008 and 2007.
Three Months Ended
March 31, 2007
Risk-free interest rate	4.51%
Expected life (in years)	6.15
Volatility	106%
Expected dividends	-
Forfeiture rate	19.45%

There were no options granted during the period ended March 31, 2008.  The weighted-average fair value of options granted during the period ended March 31, 2007 was estimated as $4.42.

Activity under the Company’s stock option plans is as follows:

	OPTIONS OUTSTANDING
	Shares	Wtd. Avg. Exercise Price
Balance, December 31, 2007	484,000	$ 5.91
Authorized	-	-
Granted	-	-
Cancelled	(3,000)	6.91
Exercised	-	-
Expired	(6,000)	8.16
Balance, March 31, 2008	475,000	$ 5.88

The following table summarizes outstanding options that are vested and expected to vest and options under the Company’s stock option plans as of March 31, 2008.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	475,000	$5.88	7.73	$25,350

Ending Vested and Expected to Vest	350,000	$5.99	7.30	$24,975

Options Exercisable	181,000	$6.49	5.76	$23,790

5.  (LOSS) EARNINGS PER SHARE

The Company follows SFAS 128 “Earnings Per Share,” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations.  Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had a net loss available to the common shareholders for the three months ended March 31, 2008 and a net income for the three months ended March 31, 2007.  Income (loss) per share is computed as follows:

	Three Months Ended March 31,
	2008	2007
Numerator:
Net (loss) income available to common shareholders	$(425,000)	$2,952,000

Denominator:
Weighted average shares used to compute net income available to common shareholders per common share-basic	3,554,000	3,545,000
Effect of dilutive stock options	-	31,000

Weighted average shares used to compute net income available to common shareholders per common share-dilutive	3,554,000	3,576,000

Basic net (loss) income per share to common shareholder	$(.12)	$0.83

Dilutive net (loss) income per share to common shareholder	$(.12)	$0.83

6.   MAJOR CUSTOMERS

In the first quarter of 2008, one customer accounted for 14% of the Company’s revenue and another accounted for 12% of the Company’s revenue.  In the first quarter of 2007, one customer represented 13% of the Company’s revenues due to the revenue recognition of a contract deferred  from the years ended December 31, 2006 and  2005  and a second customer represented 17% of the Company’s revenues due to the recognition of revenue deferred from the years ended December 31, 2006, 2005 and 2004 as disclosed in our Form 10K for the year ended December 31, 2007 and additionally, from revenues generated from the same customers in the first quarter of 2007.

7.  GEOGRAPHIC SEGMENT DATA

The Company and its subsidiaries are engaged in the design, development, marketing and support of its service management software solutions.  Substantially all revenues result from the license of the Company’s software products and related professional services and customer support services.  The Company’s chief executive officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance.  Accordingly, the Company considers itself to have three reporting segments as follows:

For the Three Months Ended,	2008	2007
Revenues:
Software license fees
United States
Domestic	$1,431,000	$2,231,000
Export	-	-
Total United States
software license fees	1,431,000	2,231,000

United Kingdom	-	525,000
Other foreign	-	49,000
Total foreign software
license fees	-	574,000
Total software license fees	1,431,000	2,805,000

Services and maintenance
United States
Domestic	4,025,000	3,934,000
Export	61,000	89,000
Total United States service
and maintenance revenue	4,086,000	4,023,000

United Kingdom	906,000	2,080,000
Other foreign	603,000	609,000
Total foreign service and
maintenance revenue	1,509,000	2,689,000
Total service and
maintenance revenue	5,595,000	6,712,000
Total revenue	$7,026,000	$9,517,000
Net (loss)income from operations
United States	$(304,000)	$1,206,000
United Kingdom	(113,000)	1,686,000
Other foreign	(8,000)	60,000
Net (loss) income	$(425,000)	$2,952,000

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

Overview

This document contains various forward-looking statements and information that are based on management's beliefs, assumptions made by management and information currently available to management.  Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected.   Certain of these, as well as other risks and uncertainties are described in more detail herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in its Summary of Accounting Policies, Note 3, in the Company’s 2007 Annual Report on Form 10-K.  The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

For the three months ended March 31, 2008 and 2007, the Company recognized $7,026,000 and $9,517,000, respectively, of revenue related to software license fees and service and maintenance.  Included in revenue for three months ended March 31, 2008 and 2007 was $802,000 and $1,668,000, respectively from contracts that previously did not meet the Company’s revenue recognition policy.

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

Income Taxes

On January 1, 2007, the Company implemented the provisions of FAS interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB statement 109 (“FIN 48”).   FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expense.  Such amounts were not material for the three months ended March 31, 2008.  The adoption of FIN 48 did not have a material impact on our financial position.

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

(Loss) Earnings Per Share

The Company follows SFAS 128 “Earnings Per Share,” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations.  Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had a net loss available to the common shareholders for the three months ended March 31, 2008 and a net income for the three months ended March 31, 2007.  (Loss) income per share is computed as follows:

	Three Months Ended March 31,
	2008	2007
Numerator:
Net (loss) income available to common shareholders	$(425,000)	$2,952,000

Denominator:
Weighted average shares used to compute net income available to common shareholders per common share-basic	3,554,000	3,545,000
Effect of dilutive stock options	-	31,000

Weighted average shares used to compute net income available to common shareholders per common share-dilutive	3,554,000	3,576,000

Basic net (loss) income per share to common shareholder	$(.12)	$0.83

Dilutive net (loss) income per share to common shareholder	$(.12)	$0.83

Results of Operations

Comparison of Three Months Ended March 31, 2008 and 2007

Revenues

Revenues decreased $2,491,000, or 26%, to $7,026,000 for the three months ended March 31, 2008 from $9,517,000 for the three months ended March 31, 2007.  The decrease in revenue is the net result of recognizing $3,259,000 of revenue in the quarter ending March 31, 2007, from sales which had been deferred from   2004, 2005 and 2006  due to undelivered elements contained in the original contract which were delivered in that quarter.  Partially offsetting this decrease was the recognition of $802,000 in license, service and maintenance revenues in the quarter ended March 31, 2008 that had been deferred from a contract in the third quarter of 2007 due to a specified upgrade right contained in an implementation agreement.  The recognition of previously deferred revenue consists of license revenue of $674,000 in March 31, 2008 and $1,472,000 in the quarter March 31, 2007.  The recognition of previously deferred service and maintenance revenues of $128,000 in the quarter ended March 31, 2008 and $1,787,000 in the quarter ended March 31, 2007.  Software license fee revenues decreased 49%, from the same period last year.  Services and maintenance fees for the three months ended March 31, 2008 amounted to $5,595,000, a 17% decrease from the same quarter in 2007.  Excluding the recognition of previously deferred service and maintenance revenue in the quarter ended March 31, 2007, the increase in service and maintenance revenue over the same quarter in 2007 was $670,000 or 14%.

The Company’s international operations contributed $1,509,000 of revenues in the first quarter of 2008 compared to $3,263,000 in the first quarter of 2007.  This represents a 54% decrease from the same period last year and 21% of total revenues in the first quarter 2008.  The decrease in international revenues is principally due to the recognition of a total of $1,591,000 in license, service and maintenance revenue from the U.K. in the quarter ended March 31, 2007 that had been deferred in the years ended December 31, 2006, 2005 and 2004.   Excluding that revenue, international revenues declined 10% in the quarter ended March 31, 2008 from the same quarter in 2007.  The principal reason is the lack of license sales in 2008.

Software license fee revenues decreased $1,374,000 to $1,431,000 in the first quarter of 2008 from $2,805,000 in the first quarter of 2007.  Astea Alliance license revenues decreased $1,199,000 to $1,039,000 in the first quarter of 2008 from $2,238,000 in the first quarter of 2007.  The decrease in Astea Alliance license revenue includes the recognition of $1,472,000 during the quarter ending March 31, 2007 from the deferral of license revenues from prior years.  The Company sold $392,000 of software licenses from its’ FieldCentrix subsidiary compared to $567,000 in the same period of 2007.  The were no license revenues from DISPATCH-1 sales in either year.

Services and maintenance revenues decreased $1,117,000 to $5,595,000 in the first quarter of 2008 from $6,712,000 in the first quarter of 2007.  Astea Alliance service and maintenance revenues decreased $1,028,000 to $4,252,000 compared to $5,280,000 in the first quarter of 2007.  The decrease in Astea Alliance revenues is the result of recognizing $1,787,000 in service and maintenance revenue in the quarter ending March 31, 2007 that had been deferred from the years 2006, 2005 and 2004.  Excluding that revenue, service and maintenance revenue from Astea Alliance increased $759,000 or 22% from the same quarter last year.  This was primarily due to increased demand for services in the U.S.  Service and maintenance revenues from our FieldCentrix subsidiary was essentially flat compared to the same quarter last year, increasing by only $7,000 or 1%.  Service and maintenance revenue from DISPATCH-1 declined by $99,000 to $106,000 for the quarter ending March 31, 2008.  The decline in service and maintenance revenue for DISPATCH-1 was expected as the Company had discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees increased 65% to $761,000 in the first quarter of 2008 from $461,000 in the first quarter of 2007.  Included in the cost of software license fees is the fixed cost of capitalized software amortization and the amortization of software acquired from FieldCentrix.  Contributing to the increase in cost of license fees is an increase of $341,000 in amortization of capitalized software.  The increase in cost of revenues results from the release of version 8.0 during the first quarter of 2007 and the release of subsequent enhancements which are all part of amortization for the period.  The resultant amortization was the result of 2 years of development effort and was not included in 2007 cost of software license fees.  The software licenses gross margin percentage was 47% in the first quarter of 2008 compared to 84% in the first quarter of 2007. The large decrease in gross margin was attributable to both the increased amortization of capitalized software costs and the decrease in license revenue in the quarter ending March 31, 2008 compared to the same quarter in 2007.

Cost of services and maintenance increased 25% to $3,309,000 in the first quarter of 2008 from $2,647,000 in the first quarter of 2007.  The increase is principally attributable to an increase in headcount in the U.S. which is needed to meet the growing demand for professional services.  Increases in the Company’s cost of services for foreign operations are the result of translating strengthening currencies relative to the U.S. dollar.  The services and maintenance gross margin percentage was 41% in the first quarter of 2008 compared to 61% in the first quarter of 2007.  The decrease in service and maintenance gross margin results from the recognition of $1,787,000 in revenue in the quarter ending March 31 2007, that had been deferred from the years ended December 31, 2006, 2005 and 2004, with the related costs charged against operations in the years they were incurred.  Excluding the revenues which were recognized from prior year deferrals, the gross profit margin for the quarter ending March 31, 2007 would have been 46%.

Product Development

Product development expense increased 7% to $1,348,000 in the first quarter of 2008 from $1,260,000 in the first quarter of 2007. The increase results from the Company’s ongoing program of improving product quality.  The Company excludes the capitalization of software development costs from product development.  Development costs of $479,000 were capitalized in the first quarter of 2008 compared to $539,000 during the same period in 2007.    Gross development expenses were $1,827,000 for the first quarter of 2008 compared to $1,799,000 for the first quarter of 2007, essentially unchanged from year to year.  Product development as a percentage of revenues was 19% in the first quarter of 2008 compared with 13% in the first quarter of 2007.  Product development as a percentage of revenues without the recognition of the $3,259,000 of revenue previously deferred from contracts with undelivered elements from prior years was 20% in the first quarter of 2007, similar to the percentage in 2008.

Sales and Marketing

Sales and marketing expense decreased by 5% to $1,241,000 in the first quarter of 2008 from $1,313,000 in the first quarter of 2007.  The decrease is attributable to a decrease in commissions due to lower license revenues.   As a percentage of revenues, sales and marketing expenses increased to 18% from 14% in the first quarter of 2007, due to significantly higher revenues in 2007.  Sales and marketing as a percentage of revenues without the recognition of the $3,259,000 of revenue previously deferred from contracts with undelivered elements from prior years was 21% for the first quarter of 2007.

General and Administrative

General and administrative expense of $811,000 in the first quarter of 2008 was $99,000 lower than the same quarter in 2007.  The decrease is primarily the result of lower professional fees.  As a percentage of revenues, general and administrative expenses increased slightly to 12% from 10% in the first quarter of 2007.  General and administrative expenses as a percentage of revenues without the recognition of  $3,259,000 of revenue previously deferred from contracts with undelivered elements from prior years was 15% in the first quarter of 2007.

Interest Income, Net

Net interest income decreased $7,000 from $26,000 in the first quarter of 2007 to $19,000 in the first quarter of 2008.  The decrease resulted primarily from a decrease in the level of investments.

Net (Loss) Income

The Company generated a net loss of $425,000 for the three months ended March 31, 2008 compared to net income of $2,952,000 in 2007.  The decrease in the net income of $3,377,000 is the result of a decrease in revenues of $2,491,000 or 26%, and an increase in operating costs of $879,000 or 13%.

International Operations

Total revenue from the Company’s international operations decreased by $1,754,000 to $1,509,000 in the first quarter of 2008 from $3,263,000 in the same quarter in 2007.  The decrease in revenue from international operations is principally due to the recognition of $1,591,000 in license, service and maintenance revenues in the quarter ending March 31, 2007 from a particular contract in our U.K. subsidiary that had been deferred in the years ended December 31, 2006, 2005 and 2004 as well as an decrease in license revenues.  International operations generated a net loss of $121,000 for the quarter ended March 31, 2008 compared to net income of $1,746,000 in the same quarter in 2007.  Net income for international operations, excluding the $1,591,000 of license and service and maintenance revenues previously deferred, would have been $155,000 for the quarter ended March 31, 2007.  The decline in income is principally due to the lack of international software license sales in the first quarter of this year compared to the same period in 2007.

Liquidity and Capital Resources

     Operating Activities

Net cash generated by operating activities was $1,639,000 for the three months ended March 31, 2008 compared to cash generated by operations of $1,771,000 for the three months ended March 31, 2007, a net decrease of $132,000.  The decrease in cash generated by operations was primarily attributable to the decline of $3,377,000 in net loss for the period compared to the net income for the same period last year, a decrease in accounts payable of $3,000 compared to an increase of $254,000 for the same period in 2007, offset by an increase of $151,000 in the non cash charges, a reduction in accounts receivable of $1,056,000 more than in the same period last year and a reduction of deferred revenues of only $171,000 compared to $2,391,000 for the same period last year.  The large decrease in deferred revenue in the quarter ending March 31, 2007 resulted from the recognition of $3,259,000 in deferred revenue from the years ended December 31, 2006, 2005 and 2004.

  Investing Activities

The Company used $632,000 for investing activities in the first three months of 2008 compared to using $621,000 in the first three months of 2007.  The slight increase in cash used is attributable to increased capital expenditures partially offset by reduced capitalized software development costs in the first quarter of 2008.

     Financing Activities

The Company generated no cash from financing activities for the first three months of 2008 and 2007.

On May 23, 2007 the Company renewed its secured revolving line of credit with a bank to borrow up to $2.0 million.  The line of credit is secured by accounts receivable.  Interest is payable monthly based on the prime rate of interest charged by the bank.  The Company made one loan during the three months ended March 31, 2008 and repaid the amount within 10 days.  At March 31, 2008 the total outstanding loan under the line of credit agreement was $0.  The maturity date on the line of credit is June 30, 2008.

At March 31, 2008, the Company had a working capital ratio of 1.03:1, with cash and restricted cash of $2,752,000.  The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the next twelve months.  The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.  The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

Variability of Quarterly Results and Potential Risks Inherent in the Business

The Company’s operations are subject to a number of risks, which are described in more detail in the Company’s prior SEC filings, including in its annual report on Form 10-K for the fiscal year ended December 31, 2007.  Risks which are peculiar to the Company on a quarterly basis, and which may vary from quarter to quarter, include but are not limited to the following:

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

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of March 31, 2008, the Company’s investments consisted of U.S. money market funds.  The Company does not expect any material loss with respect to its investment portfolio.  In addition, the Company does not believe that a 10% change in interest rates would have a significant effect on its interest income.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency.  For the three month period ended March 31, 2008, approximately 21% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4T.  CONTROLS AND PROCEDURES

The Company’s management team, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), as of the last day of the period covered by this report, March 31, 2008.  The term disclosure controls and procedures means the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, because of the material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of March 31, 2008. To address the material weaknesses in the Company’s internal control over financial reporting described below, we performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this report. As a result of these expanded procedures, the Company believes that the condensed consolidated financial statements contained in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods covered thereby in conformity with generally accepted accounting principles in the United States (“GAAP”).

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

In connection with management’s assessment of our internal control over financial reporting described above, management has identified that as of March 31, 2008, our disclosure controls and procedures did not adequately provide for effective controls over the accounting for revenue recognition and stock based compensation.  Specifically, our disclosure controls and procedures did not adequately provide for effective control over the review and monitoring of revenue recognition for certain license sale contracts that included undelivered elements.  As a result of this material weakness, the Company restated its Form 10-K for the years ending December 31, 2006 and 2005.  In addition, the Company must restate its quarterly consolidated financial statements for the quarters ended March 31, 2006, June 30, 2006, September 30, 2006, December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007.

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

The Company expanded its internal procedures related to contracts,  proposals sent to customers and implementation plans in order to correct the material weakness related to revenue recognition.  In addition, the Company implemented internal training programs for its operations team to fully understand the rules relating to software revenue recognition.  Furthermore, the Company engaged an outside consulting company to provide assistance in applying the rules related to software revenue recognition in accordance with generally accepted accounting principles.

The Company also expanded its procedures related to accounting for stock based compensation.  Through expanded training in the estimation for the variables contained in the calculation related to stock based compensation the Company expects to fully comply with the standards set by FAS 123R.

However, the Company will need to complete additional future quarterly closings in order to adequately evaluate the effectiveness of the remediations made to its material weaknesses in internal controls before it can state that the identified weaknesses have been corrected.

PART II - OTHER INFORMATION

Item 1A.                Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company’s business, financial condition or future results. The risks described in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 15th day of May 2008.

ASTEA INTERNATIONAL INC.

By:	/s/Zack B. Bergreen
Zack B. Bergreen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/Rick Etskovitz
Rick Etskovitz
Chief Financial Officer
(Principal Financial and Chief
Accounting Officer)