Form 10-Q/A
period 2007-03-31
ASTEA INTERNATIONAL INC
filed 2008-05-16
CIK 945989

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend the Astea International Inc. (the “Company”) Form 10-Q/A for the period ended March 31, 2007 in order to reflect the restatement of the Company’s Consolidated Financial Statements and amendments to related disclosures as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006.  The restatement arose from the determination of the Company’s Audit Committee as reported to them by Management, that an error in the Company’s accounting for revenue recognition on certain license contracts entered into at the end of 2005 (“the 2005 Contract”) and in the second and third quarters of 2006 (“the 2006 contracts”) had occurred.  The contracts contained certain undeliverable elements.  Therefore, all revenues related to the contracts, including license and service and maintenance revenue were deferred from the time the contacts were signed, until the undelivered elements were delivered.  Delivery of the 2005 Contract occurred in the quarter ending March 31, 2007 and two of the four 2006 Contacts were also delivered in the quarter ended March 31, 2007.  All related revenue to the contracts in which undelivered elements were delivered in the first quarter of 2007 was recognized in that quarter.  The impact of the restatement in this report is to decrease revenues and increase deferred revenues in the first quarter of 2006 and to increase revenues and decrease deferred revenue in the first quarter of 2007.

Generally, no attempt has been made in the Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement.  This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on May 14, 2007.  Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q.  The following items have been amended as a result of the restatement:

•	Part I – Item 1 – Financial Statements
•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

ASTEA INTERNATIONAL INC.

FORM 10-Q/A
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	Unaudited (Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,248,000	$3,120,000
Restricted cash	225,000	225,000
Receivables, net of reserves of $204,000 and $163,000	6,555,000	6,860,000
Prepaid expenses and other	545,000	423,000
Total current assets	11,573,000	10,628,000

Property and equipment, net	611,000	648,000
Intangibles, net	1,649,000	1,719,000
Capitalized software, net	3,810,000	3,636,000
Goodwill	1,523,000	1,253,000
Other assets	171,000	175,000
Total assets	$19,337,000	$18,059,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,424,000	$3,930,000
Deferred revenues	7,882,000	10,278,000
Total current liabilities	12,306,000	14,208,000

Long-term liabilities:
Deferred tax liability	36,000	36,000

Stockholders’ equity:
Common stock, $.01 par value, 25,000,000 shares authorized issued 3,591,000 and 3,591,000.	36,000	36,000
Additional paid-in capital	27,736,000	27,532,000
Cumulative translation adjustment	(887,000)	(911,000)
Accumulated deficit	(19,682,000)	(22,634,000)
Less: treasury stock at cost, 42,000 and 42,000 shares respectfully	(208,000)	(208,000)
Total stockholders’ equity	6,995,000	3,815,000
Total liabilities and stockholders’ equity	$19,337,000	$18,059,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007 (Restated)	2006 (Restated)
Revenues:
Software license fees	$2,805,000	$125,000
Services and maintenance	6,712,000	3,671,000
Total revenues	9,517,000	3,796,000
Costs and expenses:
Cost of software license fees	461,000	316,000
Cost of services and maintenance	2,647,000	2,835,000
Product development	1,260,000	893,000
Sales and marketing	1,313,000	1,248,000
General and administrative	910,000	907,000
Total costs and expenses	6,591,000	6,199,000
Income (loss) from operations	2,926,000	(2,403,000)
Interest income, net	26,000	77,000
Income (loss) before income taxes	2,952,000	(2,326,000)
Income tax expense	-	-
Net income (loss)	$2,952,000	$(2,326,000)

Comprehensive income (loss):
Net income (loss)	$2,952,000	$(2,326,000)
Cumulative translation adjustment	25,000	112,000
	$2,977,000	(2,214,000)

Basic net income (loss) per share	$0.83	$(0.66)
Diluted net income (loss) per share	$0.83	$(0.66)

Shares outstanding used in computing basic income (loss) per share	3,549,000	3,543,000
Shares outstanding used in computing diluted income (loss) per share	3,576,000	3,543,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007 (Restated)	2006 (Restated)
Cash flows from operating activities:
Net income (loss)	$2,952,000	$(2,326,000)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	533,000	539,000
Increase in allowance for doubtful accounts	60,000	55,000
Stock based compensation	204,000	24,000
Changes in operating assets and liabilities:
Receivables	277,000	597,000
Prepaid expenses and other	(123,000)	(143,000)
Accounts payable and accrued expenses	254,000	(919,000)
Deferred revenues	(2,391,000)	459,000
Other long term assets	5,000	19,000
Net cash provided (used) by operating activities	1,771,000	(1,695,000)
Cash flows from investing activities:
Purchases of property and equipment	(56,000)	(59,000)
Capitalized software development costs	(539,000)	(651,000)
Earnout payment	(26,000)	17,000
Net cash used in investing activities	(621,000)	(693,000)

Effect of exchange rate changes on cash	(22,000)	4,000
Net increase (decrease) in cash and cash equivalents	1,128,000	(2,384,000)
Cash, beginning of period	3,120,000	9,484,000
Cash, end of period	$4,248,000	$7,100,000

See accompanying notes to the consolidated financial statements.

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The consolidated financial statements at March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The consolidated financial statements should be read in conjunction with the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in this Form 10-Q/A and in the Company’s 2006 and 2007 Annual Report on Form 10-K which are hereby incorporated by reference in this quarterly report on Form 10-Q/A.  Results of operations and cash flows for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year.

In conjunction with the preparation of the 2007 Form 10-K, an error in the Company’s accounting for a license contract entered into at the end of 2005 (“the 2005 Contract”) and certain license contracts entered into in the second and third quarters of 2006 (“the 2006 contracts”) were identified.

In regard to the 2005 Contract, the customer had been promised a specified upgrade.  At the time the contract was signed, the Company estimated a value for the specified upgrade and deferred that revenue until the upgrade was delivered.  At the time the Company filed its 2006 and 2005 Forms 10-K and its quarterly financial statements in 2006, it recognized the license revenue as well as service and maintenance revenue as services were provided.

The 2006 Contracts (four in total) included add-on analytical modules that had not, at that time, been released.  The 2006 Contracts contained numerous licenses and modules that were purchased and delivered to the customers in the quarters in which the Company recognized the revenues related to the Contracts.    The main component of the tool and one of the analytical modules was included in the delivery of the software to the customers.  However, there were one or two analytical modules that could not be delivered with the software.  The Company originally estimated a value for the undelivered modules and deferred the revenues related to these modules until they were delivered, which occurred in the first and second quarters of 2007.  In addition, the Company recognized service and maintenance revenue related to these contracts as services were performed.

Notwithstanding the preceding, during the 2007 audit it was determined that the Company does not have vendor specific objective evidence (“VSOE”) for the specified upgrade nor the undelivered analytical module software licenses.  According to AICPA SOP 97-2 “Software Revenue Recognition” and related statements, undelivered elements to a sale must have VSOE in order to recognize revenue for the delivered elements that do not have VSOE.  The Company uses the residual method for recognizing revenues on its software licenses.  In such instances, the accounting rules state that if VSOE for undelivered software modules cannot be determined, then all revenue related to that sale must be deferred until the undelivered elements are delivered.  Accordingly, all revenues, including license, service and maintenance revenues, must be deferred until the delivery and acceptance of the final undelivered element.  Therefore, the Company restated its consolidated financial statements for 2005 and 2006 to defer all license revenues and service and maintenance revenues recognized in 2005 and 2006 in relation to the Contracts.  The undelivered modules were delivered in the first and second quarters of 2007.  The Company also restated its quarterly financial statements. Upon the final delivery, all deferred revenues were recognized.  For the Quarter ending March 31, 2006, the Company deferred revenue of $47,000 from 2006 related to the 2005 Contract.  For the quarter ending March 31, 2007, the Company recognized $1,668,000 in revenue from the delivery of the specified upgrade related to the 2005 Contract and the delivery of the undelivered analytical modules for two of the four 2006 Contracts.  The Company’s policy is to recognize expenses as incurred when revenues are deferred in connection with transactions where VSOE cannot be established for an undelivered element as the Company follows the accounting requirements of SOP 97-2.  Accordingly, all costs associated with the contract were recorded in the period when incurred, which differs from the period in which the associated revenue will be recognized.

The impact of the adjustment on the quarter ended March 31, 2007 contained in this Form 10-Q/A is to increase license revenue by $1,088,000 and service and maintenance revenue by $580,000 on the Consolidated Statements of Operations and to decrease deferred revenues by $1,668,000 on the Consolidated Balance Sheets.   The impact of the adjustment on the quarter ended March 31, 2006 contained in this Form 10-Q/A is to decrease service and maintenance revenue by $47,000 on the Consolidated Statements of Operations and to increase deferred revenues by $47,000 on the Consolidated Balance Sheets.  The Consolidated Statements of Cash Flows and Notes to Unaudited Financial Statements have been restated where applicable to reflect the adjustments.

The adjustment to net income (loss) for the three months ended March 31, 2007 and 2006 is summarized below:

	Three Months Ended
	March 31,
	2007	2006

Net income (loss), as previously reported	$1,284,000	$(2,279,000)

Adjustment (pre-tax):

License revenue Service and maintenance revenue	1,088,000 580,000	- (47,000)

Tax effect of restatement adjustment	-	-

Net income (loss) restated	$2,952,000	$(2,326,000)

Basic income (loss) per share–as restated	$.83	$(.66)

Diluted income (loss) per share–as restated	$.83	$(.66)

The Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006, included in the Form 10-Q/A have been restated to include the effect of this adjustment as follows:

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Unaudited)		December 31, 2006
	As previously reported	As Restated	As previously reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$4,248,000	$4,248,000	$3,120,000	$3,120,000
Restricted cash	225,000	225,000	225,000	225,000
Receivables, net of reserves of $204,000 and $163,000	6,555,000	6,555,000	6,860,000	6,860,000
Prepaid expenses and other	545,000	545,000	423,000	423,000
Total current assets	11,573,000	11,573,000	10,628,000	10,628,000

Property and equipment, net	611,000	611,000	648,000	648,000
Intangibles, net	1,649,000	1,649,000	1,719,000	1,719,000
Capitalized software, net	3,810,000	3,810,000	3,636,000	3,636,000
Goodwill	1,523,000	1,523,000	1,253,000	1,253,000
Other assets	171,000	171,000	175,000	175,000
Total assets	$19,337,000	$19,337,000	$18,059,000	$18,059,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,424,000	$4,424,000	$3,930,000	$3,930,000
Deferred revenues	7,259,000	7,882,000	7,987,000	10,278,000
Total current liabilities	11,683,000	12,306,000	11,917,000	14,208,000

Long-term liabilities:
Deferred tax liability	36,000	36,000	36,000	36,000

Stockholders’ equity:
Common stock, $.01 par value, 25,000,000 share authorized issued 3,591,000 and 3,591,000	36,000	36,000	36,000	36,000
Additional paid-in capital	27,736,000	27,736,000	27,532,000	27,532,000
Cumulative translation adjustment	(887,000)	(887,000)	(911,000)	(911,000)
Accumulated deficit	(19,059,000)	(19,682,000)	(20,343,000)	(22,634,000)
Less: treasury stock at cost, 42,000 and 42,000 shares respectfully	(208,000)	(208,000)	(208,000)	(208,000)
Total stockholders’ equity	7,618,000	6,995,000	6,106,000	3,815,000
Total liabilities and stockholders’ equity	$19,337,000	$19,337,000	$18,059,000	$18,059,000

See accompanying notes to the consolidated financial statements.

The Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006, included in the Form 10-Q/A have been restated to include the effects of the adjustments as follows:

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months ended March 31,	2007 (Unaudited)		2006 (Unaudited)
	As previously		As previously
	reported	As restated	reported	As restated

Revenues:
Software license fees	$1,717,000	$2,805,000	$125,000	125,000
Services and maintenance	6,132,000	6,712,000	3,718,000	3,671,000

Total revenues	7,849,000	9,517,000	3,843,000	3,796,000
Costs and expenses:
Cost of software license fees	461,000	461,000	316,000	316,000
Cost of services and maintenance	2,647,000	2,647,000	2,835,000	2,835,000
Product development	1,260,000	1,260,000	893,000	893,000
Sales and marketing	1,313,000	1,313,000	1,248,000	1,248,000
General and administrative	910,000	910,000	907,000	907,000
Total costs and expenses	6,591,000	6,591,000	6,199,000	6,199,000

Income (loss) from operations	1,258,000	2,926,000	(2,356,000)	(2,403,000)
Interest income, net	26,000	26,000	77,000	77,000
Income (loss) before income taxes	1,284,000	2,952,000	(2,279,000)	(2,326,000)
Income tax expense	-	-	-	-
Net income (loss)	$1,284,000	$2,952,000	$(2,279,000)	$(2,326,000)

Basic and diluted income (loss) per share	$0.36	$0.83	$(.64)	$(0.66)

Shares outstanding used in computing basic and diluted income (loss) per share	3,549,000	3,549,000	3,543,000	3,543,000

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

3.   INCOME TAX EXPENSE

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the three months ended March 31, 2007 and 2006 there were no interest or penalties related to the settlement of audits.

At March 31, 2007, the Company maintains a 100% valuation allowance for its remaining net deferred tax assets based on the uncertainty of the realization of future taxable income.

4.   STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method.   Under this method, compensation costs recognized in the three months ended March 31, 2007 and 2006 include (a) compensation costs for all share-based payments granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date value estimated in accordance with the original provisions of FAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R).

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

As of March 31, 2007, the total unrecognized compensation cost related to non-vested options amounted to $664,000, which is expected to be recognized over the options’ average remaining vesting period of 2.09 years.  No income tax benefit was realized by the Company in the period ended March 31, 2007.  As of March 31, 2007, 274,000 shares were available for grant.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted average assumptions for the three months ended March 31, 2007 and 2006.

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Risk-free interest rate	4.51%	4.79%
Expected life (in years)	6.15	6.00
Volatility	106%	117%
Expected Dividends	-	-
Forfeiture rate	19.45%	-

The weighted-average fair value of options granted during the period ended March 31, 2007 was estimated as $4.42 and $15.00 respectively.

Activity under the Company’s stock option plans is as follows:

	OPTIONS OUTSTANDING
	Shares	Wtd. Avg. Exercise Price
Balance, December 31, 2006	427,000	$6.71
Authorized	-	-
Granted	5,000	5.99
Cancelled	(39,000)	7.42
Exercised	-	-
Expired	(2,000)	6.90
Balance, March 31, 2007	391,000	$6.63

The following table summarizes outstanding options that are vested and expected to vest and options under the Company’s stock option plans as of March 31, 2007:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	391,000	$6.63	7.90	$200,953

Ending Vested and Expected to Vest	316,000	$6.64	0.86	$179,103

Options Exercisable	134,000	$6.61	5.93	$ 118,824

There were no options exercised during the three month period ended March 31, 2007.

5. EARNINGS PER SHARE

The Company follows SFAS 128 “Earnings Per Share,” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations.  Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had a net income available to the common shareholders for the three months ended March 31, 2007 and a net loss for the three months ended March 31, 2006.  Income (loss) per share is computed as follows:

	Three Months Ended March 31,
	2007 (restated)	2006 (restated)
Numerator:
Net income (loss) available to common shareholders	$2,952,000	$(2,326,000)

Denominator:
Weighted average shares used to compute net income available to common shareholders per common share-basic	3,549,000	3,543,000
Effect of dilutive stock options	27,000	-

Weighted average shares used to compute net income available to common shareholders per common share-dilutive	3,576,000	3,545,000

Basic net income (loss) per share to common shareholder	$.83	$(0.66)

Dilutive net income (loss) per share to common shareholder	$.83	$(0.66)

6.   MAJOR CUSTOMERS

In the first quarter of 2007, one customer represented 17% of the Company’s revenues due to the revenue recognition of a deferred contract from the years ended December 31, 2006, 2005 and 2004 as disclosed in our Form 10K for the year ended December 31, 2006 and additionally, from revenue generated from the same customer in the first quarter of 2007.   Another customer represented 13% of the Company’s revenue for the same quarter.  For the same period in 2006 one customer represented 12% of the Company’s revenues.

7.  RECOGNITION OF DEFERRED REVENUE:

For the quarter ended March 31, 2007, the Company recognized $1,668,000 of revenue which had been deferred from one contract signed in 2005 that referred to a specified upgrade and two contracts signed in 2006 that had certain undeliverable modules.  The specified upgrade and undelivered modules were delivered in the quarter ending March 31, 2007.  This revenue is comprised of $1,088,000 of license revenue and $580,000 in services and maintenance revenue.  All costs related to generating these revenues were expensed in the periods in which they were incurred during the years ended December 31, 2006 and December 31, 2005.

For the quarter ended March 31, 2007, the Company also recognized $1,591,000 of revenue which had been deferred due to correcting an error in the recording of such revenue, from a transaction that occurred with a customer in the U.K. in the fourth quarter of 2004 and continued through the end of 2006.  This revenue is comprised of $384,000 of license revenue and $1,207,000 in services and maintenance revenue.  In 2006, the Company restated its previously reported revenues and results of operations for fiscal years 2004 and 2005 and each of the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 to correct this error.  All costs related to generating these revenues were expensed in the periods in which they were incurred.  The results from operations for the current quarter include all of the revenue discussed, but no related costs.  Therefore, the gross profit on revenue this quarter appears higher than other quarters.  Such operating results are not typical for the Company and are not expected to recur.

8.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2007	2006
Non-cash transactions
Increase(decrease) in earnout payable	$270,000	$-
(Increase)decrease in goodwill due to earnout	(270,000)	-
Net cash flow	$-	$-

9.  GEOGRAPHIC SEGMENT DATA

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

For the Three Months Ended March 31,	2007	2006
Revenues:
Software license fees
United States
Domestic	$2,231,000	$91,000
Export	-	-
Total United States
software license fees	2,231,000	91,000

United Kingdom	525,000	33,000
Other foreign	49,000	1,000
Total foreign software license fees	574,000	34,000
Total software license fees	2,805,000	125,000

Services and maintenance
United States
Domestic	3,934,000	2,219,000
Export	89,000	175,000
Total United States service
and maintenance revenue	4,023,000	2,394,000

United Kingdom	2,080,000	581,000
Other foreign	609,000	696,000
Total foreign service and
maintenance revenue	2,689,000	1,277,000
Total service and
maintenance revenue	6,712,000	3,671,000
Total revenue	$9,517,000	$3,796,000
Net income (loss) from operations
United States	$1,206,000	$(1,873,000)
United Kingdom	1,686,000	(526,000)
Other foreign	60,000	73,000
Net income (loss)	$2,952,000	$(2,326,000)

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in its Summary of Accounting Policies, Note 3, in the Company’s 2006 Annual Report on Form 10-K.  The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Earnings Per Share

The Company follows SFAS 128 “Earnings Per Share,” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations.  Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had a net income available to the common shareholders for the three months ended March 31, 2007 and a net loss for the three months ended March 31, 2006.  Income (loss) per share is computed as follows:

	Three Months Ended March 31,
	2007 (restated)	2006 (restated)
Numerator:
Net income (loss) available to common shareholders	$2,952,000	$(2,326,000)

Denominator:
Weighted average shares used to compute net income available to common shareholders per common share-basic	3,549,000	3,543,000
Effect of dilutive stock options	27,000	-

Weighted average shares used to compute net income available to common shareholders per common share-dilutive	3,576,000	3,545,000

Basic net income (loss) per share to common shareholder	$.83	$(0.66)

Dilutive net income (loss) per share to common shareholder	$.83	$(0.66)

Share-Based Compensation – Option Plans

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

Results of Operations

Comparison of Three Months Ended March 31, 2007 and 2006

Recognition of Deferred Revenue:

Due to a restatement of previously issued financial statements for the quarter ended March 31, 2007, the Company recognized $1,668,000 of revenue which had been deferred from one contract signed in 2005 that referred to a specified upgrade and two contracts signed in 2006 that had certain undeliverable modules.  The specified upgrade and undelivered modules were delivered in the quarter ending March 31, 2007.  This revenue is comprised of $1,088,000 of license revenue and $580,000 in services and maintenance revenue.  All costs related to generating these revenues were expensed in the periods in which they were incurred during the years ended December 31, 2006 and December 31, 2005.

 Additionally the Company recognized $1,591,000 of revenue in the quarter ending March 31, 2007 which had been deferred from a transaction that occurred with a customer in the U.K. in the fourth quarter of 2004 and continued through the end of 2006.  This revenue is comprised of $384,000 of license revenue and $1,207,000 in services and maintenance revenue.  All costs related to generating these revenues were expensed in the periods in which they were incurred.  The results from operations for the current quarter include all of the revenue discussed, but no related costs.  Therefore, the gross profit on revenue this quarter appears higher than other quarters.  Such operating results are not typical for the Company and are not expected to recur.

Revenues

Revenues increased $5,721,000, or 151%, to $9,517,000 for the three months ended March 31, 2007 from $3,796,000 for the three months ended March 31, 2006.  The increase is the net result of an increase in license revenues of $2,680,000 along with an increase of $3,041,000 in service and maintenance revenue.  The increase in revenues includes recognition of $1,088,000 of license revenue and $580,000 of services and maintenance revenues that had been deferred from contracts signed in 2006 due to undelivered modules that were delivered in the three months ended March 31, 2007 and a contract signed in 2005 that contained a specified upgrade that was also delivered in the quarter ended March 31, 2007.  Additionally, the increase in revenues includes recognition of $384,000 of license and $1,207,000 of service and maintenance revenues that had been deferred from the years ended December 31, 2006, 2005, and 2004 as disclosed in our Form 10K for year ended December 31, 2006.       Services and maintenance fees for the three months ended March 31, 2007 amounted to $6,712,000, an 83% increase from the same quarter in 2006.

The Company’s international operations contributed $3,263,000 of revenues in the first quarter of 2007 compared to $1,274,000 in the first quarter of 2006.  This represents a 156% increase from the same period last year and 34% of total revenues in the first quarter 2007.  The increase in international revenues is principally due to the recognition of a total of $1,591,000 in license, service and maintenance revenue from the U.K. that had been deferred in the years ended December 31, 2006, 2005 and 2004.   In addition increased demand for professional services in Europe also contributed to the improvement from the same quarter last year.

Software license fee revenues increased $2,680,000 to $2,805,000 in the first quarter of 2007 from $125,000 in the first quarter of 2006.  Astea Alliance license revenues increased $2,179,000 to $2,238,000 in the first quarter of 2007 from $59,000 in the first quarter of 2006.  The increase in Astea Alliance license revenue includes the recognition of $905,000, $183,000 and $384,000 from the deferral of license revenue from the years ended December 31, 2006, 2005 and 2004, respectively, as well as an increase in sales in the US.  The Company sold $567,000 of software licenses from its’ FieldCentrix subsidiary compared to $66,000 in the same period of 2006.

Services and maintenance revenues increased $3,041,000 to $6,712,000 in the first quarter of 2007 from $3,671,000 in the first quarter of 2006.  Astea Alliance service and maintenance revenues increased $2,556,000 to $5,280,000 compared to $2,724,000 in the first quarter of 2006.  Part of the increase in Astea Alliance revenues is the result of recognizing $475,000, $105,000 and $1,207,000 in service and maintenance revenue that had been deferred from the years 2006, 2005 and 2004, respectively, as well as an increase in the demand for professional services in Europe.  Additionally, service and maintenance revenues from our FieldCentrix subsidiary increased by $472,000 or 66% to $1,187,000 in the first quarter of 2007 from $715,000 during the same period in 2006.  Partially offsetting this increase was a decrease in DISPATCH-1 service and maintenance revenues of $74,000 to $205,000 from $279,000 in the prior year.  The decline in service and maintenance revenue for DISPATCH-1 was expected as the Company had discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees increased 46% to $461,000 in the first quarter of 2007 from $316,000 in the first quarter of 2006.  Included in the cost of software license fees is the fixed cost of capitalized software amortization and the amortization of software acquired from FieldCentrix.  Contributing to the increase in cost of license fees is an increase of $125,000 in amortization of capitalized software.  The software licenses gross margin percentage was 84% in the first quarter of 2007 compared to (153%) in the first quarter of 2006. The large improvement in gross margin was attributable to an increased level of license sales in the first quarter of 2007 along with the recognition of $1,472,000 of license revenue from the deferred license revenue at December 31, 2006, 2005 and 2004.

Cost of services and maintenance decreased 7% to $2,647,000 in the first quarter of 2007 from $2,835,000 in the first quarter of 2006.  The decrease is attributable to a small reduction in headcount in our Europe location.  The services and maintenance gross margin percentage was 61% in the first quarter of 2007 compared to 23% in the first quarter of 2006.  The increase in service and maintenance gross margin results from the recognition of $1,787,000 in revenue that had been deferred from the years ended December 31, 2006, 2005 and 2004 and increased demand of services in Europe.

Product Development

Product development expense increased 41% to $1,260,000 in the first quarter of 2007 from $893,000 in the first quarter of 2006. The increase results from the Company’s ongoing program of improving product quality.  The Company excludes the capitalization of software development costs from product development.  Development costs of $539,000 were capitalized in the first quarter of 2007 compared to $651,000 during the same period in 2006.  During the quarter ended March 31, 2007 the Company released version 8.0 of Astea Alliance.  The decrease in capitalized software costs results from the release of version 8.0 during the quarter, at which time the capitalization of development costs ceased.  Gross development expenses were $1,799,000 for the first quarter of 2007 compared to $1,544,000 for the first quarter of 2006.  Product development as a percentage of revenues was 13% in the first quarter of 2007 compared with 24% in the first quarter of 2006.  Product development as a percentage of revenues without the recognition of the revenue previously deferred from the U.K. customer and undelivered elements in the 2005 and 2006 contracts was 20% in the first quarter of 2007 compared to 23% in the first quarter of 2006.  The decrease in percentage of revenues is the result the increased revenues.

Sales and Marketing

Sales and marketing expense increased by 5% to $1,313,000 in the first quarter of 2007 from $1,248,000 in the first quarter of 2006.  The increase is attributable to an increase in commissions due to higher license revenues.   As a percentage of revenues, sales and marketing expenses decreased to 14% from 32% in the first quarter of 2006, due to significantly higher revenues in 2007.  Sales and marketing as a percentage of revenues without the recognition of the revenue previously deferred was 21% for the first quarter of 2007 compared to 32% in the same quarter of 2006.

 General and Administrative

General and administrative expense of $910,000 in the first quarter of 2007 was essentially unchanged from $907,000 in the first quarter of 2006.  The 2007 expense includes a partial settlement of $112,000 from a lawsuit against another party.  An equal amount is required to be paid in the second quarter of 2008 however, due to concerns regarding the ultimate collection; the remaining portion will be recognized when received.  Offsetting this settlement were increased legal fees.  As a percentage of revenues, general and administrative expenses decreased to 10% from 24% in the first quarter of 2006.  General and administrative expenses as a percentage of revenues without the recognition of the revenue previously deferred was 15% in the first quarter of 2007 compared to 24% in the same quarter of 2006.

Interest Income, net

Net interest income decreased $51,000 from $77,000 in the first quarter of 2006 to $26,000 in the first quarter of 2007.  The decrease resulted primarily from a decrease in the level of investments.

International Operations

Total revenue from the Company’s international operations increased by $1,989,000 to $3,263,000 in the first quarter of 2007 from $1,274,000 in the same quarter in 2006.  The increase in revenue from international operations is principally due to the recognition of $1,591,000 in license, service and maintenance revenues from a particular contract in our U.K. subsidiary that had been deferred in the years ended December 31, 2006, 2005 and 2004 as well as an increase in professional services in Europe.  International operations generated net income of $1,746,000 for the first quarter ended March 31, 2007 compared to a net loss of $453,000 in the same quarter in 2006.  Net income for international operations, excluding the $1,591,000 of license and service and maintenance revenues previously deferred, would have been $156,000 for the quarter ended March 31, 2007.  The improvement is principally due to the increase in professional services in Europe in the first quarter of this year compared to the same period in 2006.

Liquidity and Capital Resources

Net cash generated by operating activities was $1,771,000 for the three months ended March 31, 2007 compared to cash used by operations of $1,695,000 for the three months ended March 31, 2006, a net increase of $3,466,000.  The increase in cash generated by operations was primarily attributable to the improvement of $5,278,000 in net income for the period compared to a loss for the same period last year, an increase of $180,000 in the non cash charge of compensation expense and a change in accounts payable of $1,173,000 compared to last year, offset by a lower reduction in accounts receivables of $320,000 compared to last year, and a decrease in deferred revenues of $2,850,000 compared to an increase of $412,000 last year.  The large decrease in deferred revenue resulted from the recognition of $3,259,000 in deferred revenue from the years ended December 31, 2006, 2005 and 2004.

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

At March 31, 2007, the Company had a working capital ratio of .94:1, with cash and restricted cash of $4,473,000.  The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the next twelve months.  The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.  The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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

In  connection  with the completion  of  its audit  of and the issuance of an unqualified report on the Company's consolidated  financial statements for the  fiscal year ended December 31, 2007, the Company's independent registered  public  accounting  firm, Grant Thornton LLP("Grant Thornton"), communicated to the Company's Audit Committee that the following matters involving the Company's internal controls and operations was considered to be a material weakness, as defined under standards established by the Public Company Accounting Oversight Board.

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

In addition, the Company did not correctly estimate certain variables related to the calculation of stock based compensation in accordance with SFAS 123R, which resulted in a significant deficiency.  Accounting adjustments were recorded in the Company’s financial results for 2007 to correct for the improper estimate.  A similar significant deficiency was also identified during 2006.  According to the rules of COSO, if the same item is identified as a significant deficiency in two consecutive years, it must be considered as a material weakness.   This material weakness had no impact on the restatements contained in this Form 10-Q/A.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected by the entity’s internal control.

The Company intends to immediately expand its internal contract documentation procedures and stock based compensation variables calculations in order to fully comply with all provisions of US GAAP, in order to completely correct the material weaknesses identified.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 16th day of May 2008.

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