Form 10-Q/A
period 2007-06-30
ASTEA INTERNATIONAL INC
filed 2008-05-16
CIK 945989

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend the Astea International Inc. (the “Company”) Form 10-Q/A for the period ended June 30, 2007 in order to reflect the restatement of the Company’s Consolidated Financial Statements and amendments to related disclosures as of June 30, 2007 and for the three month periods ended June 30, 2007 and 2006.  The restatement arose from the determination of the Company’s Audit Committee as reported to them by Management, that an error in the Company’s accounting for revenue recognition on certain license contracts entered into at the end of 2005 (“the 2005 Contract”) and in the second and third quarters of 2006 (“the 2006 contracts”) had occurred.  The contracts contained certain undeliverable elements.  Therefore, all revenues related to the contracts, including license and service and maintenance revenue were deferred from the time the contacts were signed, until the undelivered elements were delivered.  Delivery of the 2005 Contract occurred in the quarter ending March 31, 2007 and two of the four 2006 Contacts were also delivered in the quarter ended March 31, 2007.  Delivery of the remaining two 2006 contracts occurred in the quarter ended June 30, 2007.  All related revenue to the contracts in which undelivered elements were delivered in the first quarter of 2007 was recognized in that quarter.  All revenue related to the contracts delivered in the second quarter of 2007 was recognized in that quarter.  The impact of the restatement for the periods presented in this report is to decrease revenues and increase deferred revenues in both the quarter ended June 30, 2006 and the six months ended June 30, 2006 increase revenues and decrease deferred revenue in both the quarter ended June 30, 2007 and six months ended June 30, 2007.

Generally, no attempt has been made in the Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement.  This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on August 14, 2007.  Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q.  The following items have been amended as a result of the restatement:

•	Part I – Item 1 – Financial Statements
•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

ASTEA INTERNATIONAL INC.

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited) (Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,825,000	$3,120,000
Restricted cash	150,000	225,000
Investments for sale	500,000	-
Receivables, net of reserves of $262,000 and $163,000	6,252,000	6,860,000
Prepaid expenses and other	556,000	423,000
Total current assets	10,283,000	10,628,000

Property and equipment, net	568,000	648,000
Intangibles, net	1,579,000	1,719,000
Capitalized software, net	3,594,000	3,636,000
Goodwill	1,540,000	1,253,000
Other assets	166,000	175,000
	$17,730,000	$18,059,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,014,000	$3,930,000
Deferred revenues	6,844,000	10,278,000
Total current liabilities	10,858,000	14,208,000

Long-term liabilities:
Deferred income tax	36,000	36,000

Stockholders’ equity:
Common stock, $.01 par value, 25,000,000 shares Authorized issued 3,591,000 and 3,585,000	36,000	36,000
Additional paid-in capital	27,855,000	27,532,000
Cumulative translation adjustment	(866,000)	(911,000)
Accumulated deficit	(19,981,000)	(22,634,000)
Less: treasury stock at cost, 42,000 and 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	6,836,000	3,815,000
Total liabilities and stockholders’ equity	$17,730,000	$18,059,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007 (Restated)	2006 (Restated)	2007 (Restated)	2006 (Restated)

Revenues:
Software license fees	$1,323,000	$793,000	$4,128,000	$918,000
Services and maintenance	5,554,000	3,329,000	12,266,000	7,000,000
Total revenues	6,877,000	4,122,000	16,394,000	7,918,000
Costs and expenses:
Cost of software license fees	645,000	434,000	1,106,000	750,000
Cost of services and maintenance	2,984,000	2,468,000	5,631,000	5,303,000
Product development	1,281,000	972,000	2,541,000	1,865,000
Sales and marketing	1,270,000	1,367,000	2,583,000	2,615,000
General and administrative	1,035,000	1,251,000	1,945,000	2,158,000
Total costs and expenses	7,215,000	6,492,000	13,806,000	12,691,000

(Loss) income from continuing operations	(338,000)	(2,370,000)	2,588,000	(4,773,000)
Interest income, net	39,000	58,000	65,000	135,000
(Loss) income before income taxes	(299,000)	(2,312,000)	2,653,000	(4,638,000)
Income tax expense	-	-	-	-
Net (loss) income	$(299,000)	$(2,312,000)	$2,653,000	$(4,638,000)

Comprehensive (loss) income:
Net (loss) income	$(299,000)	$(2,312,000)	$2,653,000	$(4,638,000)
Cumulative translation adjustment	21,000	(52,000)	45,000	60,000

Comprehensive (loss) income	$(278,000)	$(2,364,000)	$2,698,000	$(4,578,000)

Basic and diluted (loss) income per share:
Net (loss) income per share	$(0.08)	$(0.65)	$0.75	$(1.31)

Shares outstanding used in computing basic (loss) income per share	3,549,000	3,547,000	3,549,000	3,545,000
Shares outstanding used in computing diluted (loss) income per share	3,549,000	3,547,000	3,576,000	3,545,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2007 (Restated)	2006 (Restated)

Cash flows from operating activities:
Net income (loss)	$2,653,000	$(4,638,000)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Depreciation and amortization	1,299,000	1,194,000
Increase in allowance for doubtful accounts	121,000	189,000
Stock based compensation	323,000	125,000
Changes in operating assets and liabilities:
Receivables	557,000	(28,000)
Prepaid expenses and other	(128,000)	(65,000)
Accounts payable and accrued expenses	105,000	(477,000)
Deferred revenues	(3,389,000)	1,889,000
Other long term assets	9,000	(5,000)
Net cash (used) provided by operating activities	1,550,000	(1,816,000)
Cash flows from investing activities:
Purchases of property and equipment	(88,000)	(66,000)
Release of restricted cash	75,000	-
Purchase of short term investments	(500,000)	-
Capitalized software development costs	(923,000)	(1,402,000)
Earnout payment	(334,000)	(47,000)
Net cash used in investing activities	(1,770,000)	(1,515,000)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	-	19,000
Net cash used in financing activities	-	19,000
Effect of exchange rate changes on cash	(75,000)	(90,000)
Net (decrease) in cash and cash equivalents	(295,000)	(3,402,000)
Cash, beginning of period	3,120,000	9,484,000
Cash, end of period	$2,825,000	$6,082,000
See accompanying notes to the consolidated financial statements.

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The consolidated financial statements at June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that these disclosures made are adequate to make the information not misleading.   It suggests that these condensed financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest shareholders’ annual report (Form 10-K) and our restated Form 10-QA’s for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 which reflect the revisions to revenue recognition in connection with a 2004 contract during fiscal year 2006, the deferral of revenues in 2006 and recognized in 2007 related to certain undelivered elements included in the original sales contracts and specified upgrade rights in a 2005 contract which resulted in deferring revenue in 2006, which was recognized in 2007 (see Note 7).  Results of operations and cash flows for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

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

The impact of the adjustment on the quarter ended June 30, 2007 contained in this Form 10-Q/A is to increase license revenue by $334,000 and service and maintenance revenue by $289,000 on the Consolidated Statements of Operations and to decrease deferred revenues by $623,000 on the Consolidated Balance Sheets.   The impact of the adjustment on the quarter ended March 31, 2006 contained in this Form 10-Q/A is to decrease license revenue by $204,000 and decrease service and maintenance revenue by $73,000 on the Consolidated Statements of Operations and to increase deferred revenues by $277,000 on the Consolidated Balance Sheets.    For the six months ended June 30, 2007, the impact of the restatement is to increase license revenue by $1,422,000 and increase service and maintenance revenue by $869,000 on the Consolidated Statements of Operations and to decrease deferred revenues by $2,291,000 on the Consolidated Balance Sheets   For the six months ended June 30, 2006, the impact of the restatement is to decrease license revenue by $204,000 and decrease service and maintenance revenue by $120,000 on the Consolidated Statements of Operations and to increase deferred revenues by $324,000 on the Consolidated Balance Sheets.  The Consolidated Statements of Cash Flows and Notes to Unaudited Financial Statements have been restated where applicable to reflect the adjustments.

The adjustment to net (loss) income for the three and six months ended June 30, 2007 and 2006 is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net (loss) income, as previously reported	$(922,000)	$(2,035,000)	$362,000	$(4,314,000)

Adjustment (pre-tax):
License revenue	334,000	(204,000)	1,422,000	(204,000)
Service and maintenance revenue	289,000	(73,000)	869,000	(120,000)

Tax effect of restatement adjustment	-	-	-	-

Net (loss) income, as restated	$(299,000)	$(2,312,000)	$2,653,000	$(4,638,000)

Basic (loss) income per share–as restated	$(0.08)	$(0.65)	$0.75	$(1.31)

Diluted (loss) income per share–as restated	$(0.08)	$(0.65)	$0.75	$(1.31)

The Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006, included in the Form 10-Q/A have been restated to include the effect of this adjustment as follows:

PART I – FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)		December 31, 2006
	As previously reported	As restated	As previously reported	As restated
ASSETS
Current assets:
Cash and cash equivalents	$2,825,000	$2,825,000	$3,120,000	$3,120,000
Restricted cash	150,000	150,000	225,000	225,000
Investments for sale	500,000	500,000
Receivables, net of reserves of $262,000 and $163,000	6,252,000	6,252,000	6,860,000	6,860,000
Prepaid expenses and other	556,000	556,000	423,000	423,000
Total current assets	10,283,000	10,283,000	10,628,000	10,628,000

Property and equipment, net	568,000	568,000	648,000	648,000
Intangibles, net	1,579,000	1,579,000	1,719,000	1,719,000
Capitalized software, net	3,594,000	3,594,000	3,636,000	3,636,000
Goodwill	1,540,000	1,540,000	1,253,000	1,253,000
Other assets	166,000	166,000	175,000	175,000
Total assets	$17,730,000	$17,730,000	$18,059,000	$18,059,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,014,000	$4,014,000	$3,930,000	$3,969,000
Deferred revenues	6,844,000	6,844,000	7,987,000	10,278,000
Total current liabilities	10,858,000	10,858,000	11,917,000	14,208,000

Long-term liabilities:
Deferred income tax	36,000	36,000	36,000	7,000

Stockholders’ equity:
Common stock, $.01 par value, 25,000,000 shares authorized issued 3,591,000 and 3,591,000	36,000	36,000	36,000	36,000
Additional paid-in capital	27,855,000	27,855,000	27,532,000	27,532,000
Cumulative translation adjustment	(866,000)	(866,000)	(911,000)	(911,000)
Accumulated deficit	(19,981,000)	(19,981,000)	(20,343,000)	(22,634,000)
Less: treasury stock at cost, 42,000 and 42,000 shares	(208,000)	(208,000)	(208,000)	(208,000)
Total stockholders’ equity	6,836,000	6,836,000	6,106,000	3,815,000
Total liabilities and stockholders’ equity	$17,730,000	$17,730,000	$18,059,000	$18,059,000

See accompanying notes to the consolidated financial statements.

The Consolidated Statements of Operations for the Three Months Ended June 30, 2007 and 2006, included in the Form 10-Q/A have been restated to include the effects of the adjustment as follows:

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2007 (Unaudited)		2006 (Unaudited)
	As previously reported	As restated	As previously reported	As restated
Revenues:
Software license fees	$989,000	$1,323,000	$997,000	$793,000
Services and maintenance	5,265,000	5,554,000	3,402,000	3,329,000
Total revenues	6,254,000	6,877,000	4,399,000	4,122,000
Costs and expenses:
Cost of software license fees	645,000	645,000	434,000	434,000
Cost of services and maintenance	2,984,000	2,984,000	2,468,000	2,468,000
Product development	1,281,000	1,281,000	972,000	972,000
Sales and marketing	1,270,000	1,270,000	1,367,000	1,367,000
General and administrative	1,035,000	1,035,000	1,251,000	1,251,000
Total costs and expenses	7,215,000	7,215,000	6,492,000	6,492,000

Income (loss) from operations	(961,000)	(338,000)	(2,093,000)	(2,370,000)
Interest income, net	39,000	39,000	58,000	58,000
Loss before income taxes	(922,000)	(299,000)	(2,035,000)	(2,315,000)
Income tax expense	-	-	-	-
Net income (loss)	$(922,000)	$(299,000)	$(2,035,000)	$(2,312,000)

Basic and diluted (loss) per share:
Net (loss) per share	$(0.26)	$(0.08)	$(0.57)	$(0.65)
Shares outstanding used in computing basic (loss) per share	3,549,000	3,549,000	3,547,000	3,547,000
Shares outstanding used in computing diluted (loss) per share	3,549,000	3,549,000	3,547,000	3,547,000
See accompanying notes to the consolidated financial statements.

The Consolidated Statements of Operations for the Six Months Ended June 30, 2007 and 2006, included in the Form 10-Q/A have been restated to include the effects of the adjustment as follows:

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	June 30,
	2007 (Unaudited)		2006 (Unaudited)
	As previously reported	As restated	As previously reported	As restated
Revenues:
Software license fees	$2,706,000	$4,128,000	$1,122,000	$918,000
Services and maintenance	11,397,000	12,266,000	7,120,000	7,000,000
Total revenues	14,103,000	16,394,000	8,242,000	7,918,000
Costs and expenses:
Cost of software license fees	1,106,000	1,106,000	750,000	750,000
Cost of services and maintenance	5,631,000	5,631,000	5,303,000	5,303,000
Product development	2,541,000	2,541,000	1,865,000	1,865,000
Sales and marketing	2,583,000	2,583,000	2,615,000	2,615,000
General and administrative	1,945,000	1,945,000	2,158,000	2,158,000
Total costs and expenses	13,806,000	13,806,000	12,691,000	12,691,000

Income (loss) from operations	297,000	2,588,000	(4,449,000)	(4,773,000)
Interest income, net	65,000	65,000	135,000	135,000
Income (loss) before income taxes	362,000	2,653,000	(4,314,000)	(4,638,000)
Income tax expense	-	-	-	-
Net income (loss)	$362,000	$2,653,000	$(4,314,000)	$(4,638,000)

Basic and diluted income (loss) per share:
Net income (loss) per share	$0.10	$0.75	$(1.22)	$(1.31)
Shares outstanding used in computing basic income (loss) per share	3,549,000	3,549,000	3,545,000	3,545,000
Shares outstanding used in computing diluted income (loss) per share	3,549,000	3,549,000	3,545,000	3,545,000
See accompanying notes to the consolidated financial statements.

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

Activity under the Company’s stock option plans for the six months ended June 30, 2007 is as follows:

	OPTIONS OUTSTANDING
	Shares	Wtd. Avg. Exercise Price
Balance, December 31, 2006	427,000	$ 6.71
Authorized	-	-
Granted	43,000	6.50
Cancelled	(97,000)	7.41
Exercised	-	-
Expired	(2,000)	6.90
Balance, June 30, 2007	371,000	$ 6.57

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

	Three Months Ended June 30,			Nine Months Ended June 30,
	2007 (Restated)		2006 (Restated)	2007 (Restated)	2006 (Restated)
Numerator:
Net (loss) income available to common shareholders		$(299,000)	$(2,312,000)	$2,653,000	$(4,638,000)

Denominator:
Weighted average shares used to compute net income available to common shareholders per common share-basic		3,549,000	3,547,000	3,549,000	3,545,000
Effect of dilutive stock options		-	-	27,000	-

Weighted average shares used to compute net income available to common shareholders per common share-dilutive		3,549,000	3,547,000	3,576,000	3,545,000

Basic net (loss) income per share to common Shareholder	$	( .08)	$(.65)	$.75	$(1.31)

Dilutive net (loss) income per share to common shareholder		$(.08)	$(.65)	$.75	$(1.31)

6.  MAJOR CUSTOMERS

In the three months ended June 30, 2007, one customer accounted for 15% of total revenues.  In the three months ended June 30, 2006 no customer accounted for 10% of total revenue.  For the first six months of 2007, one customer accounted for 10% of total revenues, however during the same period of 2006, no customer accounted for at least 10% of total revenues.

7.  RECOGNITION OF DEFERRED REVENUE

For the three months ended June 30, 2007, the Company recognized $623,000 of revenue which had been deferred from Contracts signed in 2006 that included certain undelivered software modules that were delivered during this three month period.  The revenue is comprised of $334,000 of software license revenue and $289,000 of service and maintenance revenue.

For the six months ended June 30, 2007, the Company recognized $2,291,000 of revenue which had been deferred from contracts signed in 2006 that had certain undeliverable modules as well as a license sale in 2005, in which revenue was deferred due to the inclusion of a specified upgrade.  This revenue was recognized during the six months ended June 30, 2007, because all undelivered elements to these sales were delivered to the customers during this period.  This revenue is comprised of $1,422,000 of license revenue and $869,000 of service and maintenance revenue.   All costs related to generating these revenues were expensed in the periods in which they were incurred during the years ended December 31, 2006 and December 31, 2005.

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

For the Six Months Ended June 30,
	2007 (Restated)	2006 (Restated)
Revenues:
Software license fees
United States
Domestic	$3,163,000	$456,000
Export	-	-
Total United States
software license fees	3,163,000	456,000

United Kingdom	711,000	85,000
Other foreign	254,000	377,000
Total foreign software
license fees	965,000	462,000
Total software license fees	4,128,000	918,000

Services and maintenance
United States
Domestic	7,569,000	4,576,000
Export	101,000	351,000
Total United States service
and maintenance revenue	7,670,000	4,927,000

United Kingdom	3,845,000	1,409,000
Other foreign	751,000	664,000
Total foreign service and
maintenance revenue	4,596,000	2,073,000
Total service and
maintenance revenue	12,266,000	7,000,000
Total revenue	$16,394,000	$7,918,000
Net income(loss)
United States	$326,000	$(3,964,000)
United Kingdom	2,114,000	(869,000)
Other foreign	213,000	195,000
Net income(loss)	$2,653,000	$(4,638,000)

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in its Summary of Accounting Policies, Note 3 to the Company’s year-end consolidated financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

	Three Months Ended June 30,			Nine Months Ended June 30,
	2007 (Restated)		2006 (Restated)	2007 (Restated)	2006 (Restated)
Numerator:
Net (loss) income available to common shareholders		$(299,000)	$(2,312,000)	$2,653,000	$(4,638,000)

Denominator:
Weighted average shares used to compute net income available to common shareholders per common share-basic		3,549,000	3,547,000	3,549,000	3,545,000
Effect of dilutive stock options		-	-	27,000	-

Weighted average shares used to compute net income available to common shareholders per common share-dilutive		3,549,000	3,547,000	3,576,000	3,545,000

Basic net (loss) income per share to common Shareholder	$	( .08)	$(.65)	$.75	$(1.31)

Dilutive net (loss) income per share to common shareholder		$(.08)	$(.65)	$.75	$(1.31)

Results of Operations

Comparison of Three Months Ended June 30, 2007 and 2006 (Restated)

Revenues

Revenues increased $2,755,000 or 67%, to $6,877,000 for the three months ended June 30, 2007 from $4,122,000 for the three months ended June 30, 2006.  Software license fee revenues increased $530,000, or 67%, from the same period last year.  Services and maintenance fees for the three months ended June 30, 2007 amounted to $5,554,000, a 67% increase from the same quarter in 2006.

The Company’s international operations contributed $2,298,000 of revenues in the second quarter of 2007, which is an 82% increase compared to revenues generated during the second quarter of 2006.  The Company’s revenues from international operations amounted to 33% of the total revenue for the second quarter in 2007, compared to 31% of total revenues for the same quarter in 2006.

Software license fee revenues increased 67% to $1,323,000 in the second quarter of 2007 from $793,000 in the second quarter of 2006.  Astea Alliance license revenues increased $384,000 or 68%, to $949,000 in the second quarter of 2007 from $565,000 in the second quarter of 2006.  The increase in Astea Alliance license revenues includes the recognition of $334,000 in license revenues from deferred contracts in 2006. The Company sold $297,000 of software licenses from its FieldCentrix subsidiary in the second quarter of 2007, an increase of 30% over the same quarter of 2006.  Additionally, the company sold $77,000 of DISPATCH-1 licenses to existing customers.

Services and maintenance revenues increased to $5,554,000 in the second quarter of 2007 from $3,329,000 in the second quarter of 2006, an increase of 67%.  Astea Alliance service and maintenance revenues increased by $1,746,000 or 68% compared to the second quarter of 2006.  Part of the increase in Astea Alliance service and maintenance revenues is a result of recognizing $289,000 in service and maintenance revenues that had been deferred from contracts signed in 2006.  Additionally, the increase resulted from increased demand for professional services in Europe, as well as expected overall improvement due to the investment in quality, which the Company performed in the second quarter of 2006.  Furthermore, service and maintenance revenue from our FieldCentrix subsidiary increased to $1,230,000 or 71% from $721,000 during the same period in 2006. The increase results from projects connected to implementation services for recent license sales and pilot projects for new potential customers.  Partially offsetting these increases, DISPATCH-1 service and maintenance revenues decreased $71,000 to $171,000 from $242,000 in the prior year.  The decline in service and maintenance revenue for DISPATCH-1 is expected as the Company discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees increased 49% to $645,000 in the second quarter of 2007 from $434,000 in the second quarter of 2006.  Included in the cost of software license fees is the fixed cost of capitalized software amortization, amortization of software acquired from FieldCentrix and any third party software embedded in the Company’s software licenses sold to customers.  The principal cause of the increase is the amortization of capitalized software development costs related to our most recently released version of Astea Alliance, version 8.0, which was released during the first quarter of 2007.  The software license gross margin percentage was 51% in the second quarter of 2007 compared to 45% in the second quarter of 2006.  The improvement in the license revenue margin resulted primarily from the recognition of $334,000 of software licenses deferred from 2006.

Cost of services and maintenance increased 21% to $2,984,000 in the second quarter of 2006 from $2,468,000 in the second quarter of 2006  The increase in cost of service is due to a 9% increase in headcount compared to the same quarter in 2006 as well as subcontracting costs in Europe.  The services and maintenance gross margin percentage was 46% in the second quarter of 2007 compared to 26% in the second quarter of 2006.  The increase in services and maintenance gross margin was primarily due to revenues increasing at a faster rate than costs and higher staff utilization.

Product Development

Product development expense increased 32% to $1,281,000 in the second quarter of 2007 from $972,000 in the second quarter of 2006. The increase results from the Company’s ongoing program of improving product quality.    The Company excludes the capitalization of software costs from product development.  Development costs of $385,000 were capitalized in the second quarter of 2007 compared to $751,000 during the same period in 2006.  The decrease in capitalized software development costs results from the release of version 8.0 of Astea Alliance in the first quarter of 2007, in which a greater percentage of development costs were capitalized.  Subsequent to the release, there has been an increased effort dedicated to quality improvement, in which costs are directly expensed instead of capitalized.  Gross product development expense was $1,666,000 in the quarter which is 3% less than the same quarter in 2006.  Product development expense as a percentage of revenues decreased to 19% in the second quarter of 2007 compared with 24% in the second quarter of 2006.  The decrease in costs relative to revenues is due to the overall increase in revenues and partially offset by an increase in development expense compared to the same quarter in 2006.

Sales and Marketing

Sales and marketing expense decreased 7% to $1,270,000 in the second quarter of 2007 from $1,367,000 in the second quarter of 2006. The slight decrease in sales and marketing is attributable to a reduction in payroll due to reduced headcount.  As a percentage of revenues, sales and marketing expenses decreased to 18% in 2007 from 33% in the second quarter of 2006.   The reduction results from both the increase in total revenue and the decrease in expense.

General and Administrative

General and administrative expenses decreased 17% to $1,035,000 during the second quarter of 2007 from $1,251,000 in the second quarter of 2006.  The decrease in general and administrative expenses is principally attributable to $200,000 associated with the insurance retention in the class action lawsuit which is included in the 2006 results.  As a percentage of revenue, general and administrative expenses decreased to 15% in the second quarter of 2007 from 30% in the second quarter of 2006.

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

Net (Loss)

Net loss for the three months ended June 30, 2007 was $299,000 compared to net loss of $2,312,000 for the three months ended June 30, 2006.  The improvement results from an increase in revenues of $2,013,000 slightly offset by an increase in expense of $723,000 during the three months ended June 30, 2007 compared to the same period in 2006.

Comparison of Six Months Ended June 30, 2007 and 2006 (Restated)

Recognition of Deferred Revenue:

For the six months ended June 30, 2007, the Company recognized $2,291,000 of revenue which had been deferred from one contract signed in 2005 and four contracts signed in 2006 that had certain undelivered elements that were not delivered until 2007.  This revenue is comprised of $1,422,000 of license revenue and $869,000 of service and maintenance revenue.   All costs related to generating these revenues were expensed in the periods in which they were incurred during the years ended December 31, 2006 and December 31, 2005.

In addition, for the six months ended June 30, 2007, the Company recognized $1,591,000 of revenue which had been deferred from a transaction that occurred with a customer in the U.K. in the fourth quarter of 2004 and continued through the end of 2006.  This revenue is comprised of $384,000 of license revenue and $1,207,000 in services and maintenance revenue.  All costs related to generating these revenues were expensed in the periods in which they were incurred.  The results from operations for the period include all of the revenue discussed, but no related costs.  Therefore, the gross profit on revenue this period appears higher than other periods.  Such operating results are not typical for the Company and are not expected to recur.

Revenues

Revenues increased $8,476,000, or 107%, to $16,394,000 for the six months ended June 30, 2007 from $7,918,000 for the six months ended June 30, 2006.  The increase in revenues includes recognition of $1,806,000 of license and $2,076,000 of service and maintenance revenues that had been deferred from the years ended December 31, 2006, 2005, and 2004 as disclosed in our Form 10K for years ended December 31, 2007 and December 31, 2006.   Excluding the revenue recognized from the deferred contracts, total revenue for the six month period ended June 30, 2007 would be $12,512,000, an increase of 58% over the same period in 2006.  Software license fee revenues increased $3,210,000, or 350%, from the same period last year.  Excluding the license revenue from deferred customer contracts which were recognized in 2007, license revenue would be $2,322,000, an increase of 153% over the same period in 2006.  Services and maintenance revenues for the six months ended June 30, 2007 amounted to $12,266,000, a 75% increase from the same period in 2006.  Excluding the service and maintenance revenue recognized from the deferred customer contracts in 2007, total service and maintenance revenue is $10,190,000, an increase of 46% over the same period in 2006.

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

Software license revenues increased 350% to $4,128,000 in the first six months of 2007 from $918,000 in the first six months of 2006.  Included in 2007 license sales is the license revenue recognized from deferred customer contracts of $1,806,000 that was deferred from years 2006, 2005 and 2004.  Excluding that sale, license revenue was $2,322,000, an increase of 153% over the first six months of 2006.  The increase is primarily attributable to improved sales execution in 2007.  Astea Alliance license revenues increased $2,562,000 to $3,186,000 or 411% in the first six months of 2007 from $624,000 in the first six months of 2006.   In addition, license revenue from the FieldCentrix subsidiary increased by $571,000 or 194% to $865,000.  In addition, there were sales of $77,000 of DISPATCH-1 licenses to existing customers.  There were no DISPATCH-1 license sales during the first six months of 2006.

Services and maintenance revenues increased 75% to $12,266,000 in the first six months of 2007 from $7,000,000 in the first six months of 2006. Astea Alliance service and maintenance revenue was $9,391,000, an increase of 86%, or $4,348,000 over the six months ended June 30, 2006.  Part of the increase in Astea Alliance revenues is the result of recognizing $2,076,000 in service and maintenance revenue that had been deferred from the years 2006, 2005 and 2004 as well as an increase in the demand for professional services in Europe. Also contributing to the revenue increase is an additional $981,000 of revenue from FieldCentrix which contributed $2,417,000 in the first six months of 2007 compared to $1,436,000 for the first six months of 2006.  The additional service and maintenance revenue is partially offset by a decrease of $144,000 in DISPATCH-1 service and maintenance revenues, which decreased to $377,000 from $521,000 in the prior year.  The decline in service and maintenance revenue for DISPATCH-1 was expected as the Company discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees increased 47% to $1,106,000 in the first six months of 2007 from $750,000 in the first six months of 2006.  Included in the cost of software license fees is the fixed cost of capitalized software amortization.  The principal cause of the increase is the additional amortization of capitalized software resulting from the release of version 8.0 in the first quarter of 2007.  The software licenses gross margin percentage was 73% in the first six months of 2007 compared to 18% in the first six months of 2006. The improvement in gross margin was attributable to the increase in license sales including the recognition of $1,806,000 of license revenue deferred from contracts entered into in at December 31, 2004.  Excluding that contract, gross margin on license sales was 52% for the six months ended June 30, 2007.

Cost of services and maintenance increased 6% to $5,631,000 in the first six months of 2007 from $5,303,000 in the first six months of 2006.  The increase in cost of service and maintenance is primarily attributed to an increase in headcount from last year to this year.  The services and maintenance gross margin percentage was 54% in the first six months of 2007 compared to 24% in the first six months of 2006.  The increase in services and maintenance gross margin was primarily an increase utilization of Astea Alliance service professionals during the first six months of 2007, as well as the recognition of $2,076,000 of revenues deferred from 2005 and 2006, with the related costs expensed in the periods in which they were incurred.

Product Development

Product development expense increased 36% to $2,541,000 in the first six months of 2007 from $1,865,000 in the first six months of 2006.  The increase results from the Company’s ongoing program of improving product quality and increasing product functionality.  The Company excludes the capitalization of software costs in product development.  Software development costs of $924,000 were capitalized in the first six months of 2007 compared to $1,402,000 during the same period in 2006.  The decrease results from the release of Astea’s current version, 8.0 during the first quarter of 2007.  Gross development expense was $3,465,000 during the first six months of 2007 compared to $3,267,000 during the same period in 2006.  Product development as a percentage of revenues was 15% in the first six months of 2007 compared with 24% in the first six months of 2006.  The decrease in percentage of revenues is the result of the increased revenues partially reduced by the increase in development expense.

Sales and Marketing

Sales and marketing expense decreased 1% to $2,583,000 in the first six months of 2007 from $2,615,000 in the first six months of 2006. The decrease in sales and marketing expense is attributable to a lower headcount in sales offset by a slight increased investment in marketing programs in order to increase market awareness of the Company’s products and domain expertise in Service Life Cycle Management.  As a percentage of revenues, sales and marketing expenses decreased to 16% from 33% in the first six months of 2006.

General and Administrative

General and administrative expenses decreased 10% to $1,945,000 in the first six months of 2007 from $2,158,000 in the first six months of 2007.   The decrease in general and administrative expenses is principally attributable to $200,000 associated with the insurance retention in the class action lawsuit in 2006.  As a percentage of revenues, general and administrative expenses increased to 12% from 27% in the first six months of 2006.

Interest Income, Net

Net interest income decreased $70,000 to $65,000 from $135,000 in the first six months of 2007.  The decrease resulted primarily from a decrease in the amount of the Company’s investments.

International Operations

Total revenue from the Company’s international operations increased by $3,027,000, or 119%, to $5,561,000 in the first six months of 2007 compared to $2,534,000 in the first six months in 2006. This represents 34% of total Company revenues in the first six months of 2007.  Excluding the revenue recognized in 2007 from the U.K. customer that had been deferred from previous years, total revenue from international operations is $3,970,000, which is an increase of 57% over the same period in 2006.  The increase in revenues is due to the increase in professional services in Europe and increases in licenses sales in Asia Pacific.   International operations generated a net profit of $2,327,000 for the first six months ended June 30, 2007 compared to net income of $799,000 in the same period in 2006.  Excluding the income recognized from the U.K. customer that had been deferred and has no related cost, net income from international operations was $736,000 for the six months ended June 30, 2007, an increase of 16% over the same period last year.

Net Income (Loss)

Net income for the six months ended June 30, 2007 was $2,653,000 compared to a loss of $4,638,000 for the six months ended June 30, 2006.  The improvement in income of $7,291,000 is a direct result of an increase in revenues of $8,476,000 of which $3,882,000 of license and service and maintenance revenues was recognized from the customer contracts that had been deferred for years ended December 31, 2006, 2005 and 2004.

Liquidity and Capital Resources

  Operating Activities

Net cash provided by operating activities was $1,550,000 for the six months ended June 30, 2007 compared to cash used by operations of $1,816,000 for the six months ended June 30, 2006, an improvement of $3,366,000.  The improvement results from an improvement in net income of $7,291,000 over last year, a reduction in accounts receivable of $557,000 compared to an increase of $28,000 last year, offset by a reduction of deferred revenue of $3,389,000 compared to an increase of $1,889,000 last year.  The increase in deferred revenue in 2006 resulted from a license sales to a customers in which the license revenue of $1.6 million was deferred until 2007.

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

Item 4T.                      CONTROLS AND PROCEDURES

The Company’s management team, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), as of the last day of the period covered by this report, June 30, 2007.  The term disclosure controls and procedures means the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, because of the material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of June 30, 2007. To address the material weaknesses in the Company’s internal control over financial reporting described below, we performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this report. As a result of these expanded procedures, the Company believes that the condensed consolidated financial statements contained in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods covered thereby in conformity with generally accepted accounting principles in the United States (“GAAP”).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of May 2008.

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