Form 10-Q/A
period 2007-09-30
ASTEA INTERNATIONAL INC
filed 2008-05-16
CIK 945989

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________

FORM 10-Q/A
(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          September 30, 2007

or

[    ]  Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from    _______________    to    _______________

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

As of November 7, 2007, 3,591,185 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend the Astea International Inc. (the “Company”) Form 10-Q/A for the period ended September 30, 2007 in order to reflect the restatement of the Company’s Consolidated Financial Statements and amendments to related disclosures as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006.  The restatement arose from the determination of the Company’s Audit Committee as reported to them by Management, that an error in the Company’s accounting for revenue recognition on certain license contracts entered into at the end of 2005 (“the 2005 Contract”) and in the second and third quarters of 2006 (“the 2006 contracts”) had occurred.  The contracts contained certain undeliverable elements.  Therefore, all revenues related to the contracts, including license and service and maintenance revenue were deferred from the time the contacts were signed, until the undelivered elements were delivered.  Delivery of the 2005 contract occurred in the quarter ending March 31, 2007 and two of the four 2006 Contacts were also delivered in the quarter ended March 31, 2007.  Delivery of the other two contracts occurred in the quarter ended June 30, 2007.  All related revenue to the contracts in which undelivered elements were delivered was recognized in the quarter in which the delivery occurred.

In addition the Company determined that a software implementation agreement signed in the fourth quarter of 2007 contained a reference to an unreleased upgrade of the software.  The software licensing agreement was signed in the third quarter of 2007.  It was determined that the project implementation plan should be considered as part of the original software licensing agreement.  Since the implementation plan referred to an unreleased version of the Company’s software for which no VSOE exists, all revenue related to the transaction, including license and services and maintenance should be deferred until the specified upgrade is delivered.  Accordingly, license revenue and service and maintenance revenue was deferred from the third quarter of 2007.  The upgrade was delivered to the customer in the first quarter of 2008.

The impact of the restatements presented in this report is to decrease revenue and increase deferred revenue in the quarter ended September 30, 2006 and for the nine month period ended September 30, 2006.  The impact of the restatements presented for the quarter ended September 30, 2007 is to decrease revenues and increase deferred revenues.   For the nine months ended September 30, 2007, the impact of the restatements is to increase revenues and decrease deferred revenues.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement.  This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on May XX, 2007.  Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q.  The following items have been amended as a result of the restatement:

•	Part I – Item 1 – Financial Statements
•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

ASTEA INTERNATIONAL INC.

FORM 10-Q
QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007 (Unaudited) (Restated)	2006 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,100,000	$3,120,000
Restricted cash	150,000	225,000
Receivables, net of reserves of $268,000 and $163,000	7,459,000	6,860,000
Prepaid expenses and other	422,000	423,000
Total current assets	10,131,000	10,628,000

Property and equipment, net	484,000	648,000
Intangibles, net	1,509,000	1,719,000
Capitalized software, net	3,470,000	3,636,000
Goodwill	1,540,000	1,253,000
Other assets	171,000	175,000
Total assets	$17,305,000	$18,059,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,022,000	$3,930,000
Deferred revenues	6,082,000	10,278,000
Total current liabilities	10,104,000	14,208,000

Long-term liabilities:
Deferred income tax	36,000	36,000

Stockholders’ equity:
Common stock, $.01 par value, 25,000,000 shares authorized, issued 3,591,000 and 3,591,000	36,000	36,000
Additional paid-in capital	27,951,000	27,532,000
Cumulative translation adjustment	(825,000)	(911,000)
Accumulated deficit	(19,789,000)	(22,634,000)
Less: treasury stock at cost, 42,000 and 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	7,165,000	3,815,000
Total liabilities and stockholders’ equity	$17,305,000	$18,059,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007 (Restated)	2006 (Restated)	2007 (Restated)	2006 (Restated)
Revenues:
Software license fees	$2,119,000	$1,177,000	$6,247,000	$2,095,000
Services and maintenance	5,034,000	3,709,000	17,300,000	10,708,000
Total revenues	7,153,000	4,886,000	23,547,000	12,803,000
Costs and expenses:
Cost of software license fees	861,000	422,000	1,967,000	1,172,000
Cost of services and maintenance	3,140,000	2,418,000	8,771,000	7,721,000
Product development	823,000	896,000	3,364,000	2,761,000
Sales and marketing	1,368,000	1,881,000	3,951,000	4,496,000
General and administrative	791,000	735,000	2,736,000	2,893,000
Total costs and expenses	6,983,000	6,352,000	20,789,000	19,043,000

Income (loss) from continuing operations	170,000	(1,466,000)	2,758,000	(6,240,000)
Interest income, net	22,000	48,000	87,000	183,000
Income (loss) before income taxes	192,000	(1,418,000)	2,845,000	(6,057,000)
Income tax expense	-	-	-	-
Net income (loss)	$192,000	$(1,418,000)	$2,845,000	$(6,057,000)

Comprehensive income (loss):
Net income (loss)	$192,000	$(1,418,000)	$2,845,000	$(6,057,000)
Cumulative translation adjustment	41,000	(1,000)	86,000	(59,000)

Comprehensive income (loss)	$233,000	$(1,419,000)	$2,931,000	$(6,116,000)

Basic income (loss) per share	$.05	$(0.40)	$0.80	$(1.71)

Diluted income (loss) per share	$.05	$(0.40)	$0.80	$(1.71)

Shares outstanding used in computing basic income (loss) per share	3,549,000	3,549,000	3,549,000	3,546,000
Shares outstanding used in computing diluted income (loss) per share	3,551,000	3,549,000	3,559,000	3,546,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007 (Restated)	2006 (Restated)
Cash flows from operating activities:
Net income (loss)	$2,845,000	$(6,057,000)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	2,149,000	1,737,000
Increase in allowance for doubtful accounts	182,000	209,000
Stock based compensation	419,000	233,000
Changes in operating assets and liabilities:
Receivables	(643,000)	(955,000)
Prepaid expenses and other	-	-
Accounts payable and accrued expenses	106,000	(77,000)
Deferred revenues	(4,194,000)	2,270,000
Other assets	5,000	2,000
Net cash provided (used) by operating activities	869,000	(2,638,000)
Cash flows from investing activities:
Reduction in restricted cash	75,000	-
Purchases of property and equipment	(153,000)	(106,000)
Purchase of short term investments	(500,000)	-
Sale of short term investments	500,000	-
Capitalized software development costs	(1,450,000)	(2,139,000)
Earnout payment	(287,000)	(133,00)
Net cash used in investing activities	(1,815,000)	(2,378,000)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	-	19,000
Cash flow from financing activities	-	19,000
Effect of exchange rate changes on cash	(74,000)	(126,000)
Net (decrease) in cash and cash equivalents	(1,020,000)	(5,123,000)
Cash, beginning of period	3,120,000	9,484,000
Cash and cash equivalents balance, end of period	$2,100,000	$4,361,000

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

In conjunction with the preparation of the 2007 Form 10-K, management identified errors in accounting for certain license contracts which were executed in 2006 (the “2006 Contacts”) and 2005 (the “2005 Contact).  In addition, management identified an error with a contract executed in the quarter ended September 30, 2007 (the “2007 Contract”).

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

In regard to the 2007 Contract, the Company determined that a software implementation agreement contained a reference to an unreleased upgrade of the software.  The software licensing agreement and the software implementation agreement were signed in the third and fourth quarter of 2007, respectively.  Based on AICPA Technical Practice Aid 5100.39, Software Recognition for Multiple Element Arrangements, under certain conditions, multiple agreements between a vendor and customer should be considered as one agreement.  In this case, it was determined that the project implementation plan should be considered as part of the original software licensing agreement.  Since the implementation plan referred to an unreleased version of the Company’s software for which no VSOE exists, all revenue related to the transaction, including license and services and maintenance should be deferred until the specified upgrade is delivered.  The upgrade was delivered to the customer in the first quarter of 2008.  It is expected that all of the deferred revenue related to this contract will be recognized at that time.

The impact of the adjustment on the quarter ended September 30, 2007 contained in this Form 10-Q/A is to decrease license revenue by $674,000 and service and maintenance revenue by $26,000 on the Consolidated Statements of Operations and to increase deferred revenues by $700,000 on the Consolidated Balance Sheets.   The impact of the restatement on the quarter ended September 30, 2006 contained in this Form 10-Q/A is to decrease license revenue by $1,035,000 and decrease service and maintenance revenue by $428,000 on the Consolidated Statements of Operations and to increase deferred revenues by $1,463,000 on the Consolidated Balance Sheets.    For the nine months ended September 30, 2007, the impact of the restatement is to increase license revenue by $748,000 and increase service and maintenance revenue by $843,000 on the Consolidated Statements of Operations and to decrease deferred revenues by $1,591,000 on the Consolidated Balance Sheets   For the nine months ended September 30, 2006, the impact of the restatement is to decrease license revenue by $1,239,000 and decrease service and maintenance revenue by $548,000 on the Consolidated Statements of Operations and to increase deferred revenues by $1,787,000 on the Consolidated Balance Sheets.  The Consolidated Statements of Cash Flows and Notes to Unaudited Financial Statements have been restated where applicable to reflect the adjustments.

The adjustment to net income (loss) for the three and nine months ended September 30, 2007 and 2006 is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income (loss), as previously reported	$892,000	$45,000	$1,254,000	$(4,270,000)

Adjustment (pre-tax):
License revenue	(674,000)	(1,035,000)	748,000	(1,239,000)
Service and maintenance revenue	(26,000)	(428,000)	843,000	(548,000)

Tax effect of restatement adjustment	-	-	-	-

Net income (loss), as restated	$192,000	$(1,418,000)	$2,845,000	$(6,057,000)

Basic income (loss) per share-as restated	$0.05	$(0.40)	$0.80	$(1.71)

Diluted income (loss) per share-as restated	$0.05	$(0.40)	$0.80	$(1.71)

The Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006, included in the Form 10-Q/A have been restated to include the effect of this adjustment as follows:

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (Unaudited)		December 31, 2006
	As previously reported	As restated	As previously reported	As restated
ASSETS
Current assets:
Cash and cash equivalents	$2,100,000	$2,100,000	$3,120,000	$3,120,000
Restricted cash	150,000	150,000	225,000	225,000
Receivables, net of reserves of $268,000 and $163,000	7,459,000	7,459,000	6,860,000	6,860,000
Prepaid expenses and other	422,000	422,000	423,000	423,000
Total current assets	10,131,000	10,131,000	10,628,000	10,628,000

Property and equipment, net	484,000	484,000	648,000	648,000
Intangibles, net	1,509,000	1,509,000	1,719,000	1,719,000
Capitalized software, net	3,470,000	3,470,000	3,636,000	3,636,000
Goodwill	1,540,000	1,540,000	1,253,000	1,253,000
Other assets	171,000	171,000	175,000	175,000
Total assets	$17,305,000	$17,305,000	$18,059,000	$18,059,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,022,000	$4,022,000	$3,930,000	$3,930,000
Deferred revenues	5,382,000	6,082,000	7,987,000	10,278,000
Total current liabilities	9,404,000	10,104,000	11,917,000	14,208,000

Long-term liabilities:
Deferred income taxes	36,000	36,000	36,000	36,000

Stockholders’ equity:
Common stock, $.01 par value, 25,000,000 shares authorized, issued 3,591,000 and 3,591,000	36,000	36,000	36,000	36,000
Additional paid-in capital	27,951,000	27,951,000	27,532,000	27,532,000
Cumulative translation adjustment	(825,000)	(825,000)	(911,000)	(911,000)
Accumulated deficit	(19,089,000)	(19,789,000)	(20,343,000)	(22,634,000)
Less: treasury stock at cost, 42,000 and 42,000 shares	(208,000)	(208,000)	(208,000)	(208,000)

Total stockholders’ equity	7,865,000	7,165,000	6,106,000	3,815,000

Total liabilities and stockholders’ equity	$17,305,000	$17,305,000	$18,059,000	$18,059,000

See accompanying notes to the consolidated financial statements.

The Consolidated Statements of Operations for the Three Months Ended September 30, 2007 and 2006, included in the Form 10-Q/A have been restated to include the effects of the adjustment as follows:

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2007 (Unaudited)		2006 (Unaudited)
	As previously reported	As restated	As previously reported	As restated
Revenues:
Software license fees	$2,793,000	$2,119,000	$2,212,000	$1,177,000
Services and maintenance	5,060,000	5,034,000	4,137,000	3,709,000
Total revenues	7,853,000	7,153,000	6,349,000	4,886,000
Costs and expenses:
Cost of software license fees	861,000	861,000	422,000	422,000
Cost of services and maintenance	3,140,000	3,140,000	2,418,000	2,418,000
Product development	823,000	823,000	896,000	896,000
Sales and marketing	1,368,000	1,368,000	1,881,000	1,881,000
General and administrative	791,000	791,000	735,000	735,000
Total costs and expenses	6,983,000	6,983,000	6,352,000	6,352,000

Income (loss) from operations	870,000	170,000	(3,000)	(1,466,000)
Interest income, net	22,000	22,000	48,000	48,000
Income (loss) before income taxes	892,000	192,000	45,000	(1,418,000)
Income tax expense	-	-	-	-
Net income (loss)	$892,000	$192,000	$45,000	$(1,418,000)

Basic and diluted income (loss) per share:
Net income (loss) per share	$0.25	$0.05	$0.01	$(0.40)

Shares outstanding used in computing basic income (loss) per share	3,549,000	3,549,000	3,549,000	3,549,000
Shares outstanding used in computing diluted income (loss) per share	3,551,000	3,551,000	3,559,000	3,559,000

See accompanying notes to the consolidated financial statements.

The Consolidated Statements of Operations for the Nine Months Ended September 30, 2007 and 2006, included in the Form 10-Q/A have been restated to include the effects of the adjustment as follows:

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30,
	2007 (Unaudited)		2006 (Unaudited)
	As previously reported	As restated	As previously reported	As restated

Revenues:
Software license fees	$5,499,000	$6,247,000	$3,334,000	$2,095,000
Services and maintenance	16,457,000	17,300,000	11,256,000	10,708,000
Total revenues	21,956,000	23,547,000	14,590,000	12,803,000
Costs and expenses:
Cost of software license fees	1,967,000	1,967,000	1,172,000	1,172,000
Cost of services and maintenance	8,771,000	8,771,000	7,721,000	7,721,000
Product development	3,364,000	3,364,000	2,761,000	2,761,000
Sales and marketing	3,951,000	3,951,000	4,496,000	4,496,000
General and administrative	2,736,000	2,736,000	2,893,000	2,893,000
Total costs and expenses	20,789,000	20,789,000	19,043,000	19,043,000

(Loss) income from operations	1,167,000	2,758,000	(4,453,000)	(6,240,000)
Interest income, net	87,000	87,000	183,000	183,000
(Loss) income before income taxes	1,254,000	2,845,000	(4,270,000)	(6,057,000)
Income tax expense	-	-	-	-
Net (loss) income	$1,254,000	$2,845,000	$(4,270,000)	$(6,057,000)

Basic and diluted income (loss) income per share:
Net income (loss) income per share	$0.35	$0.80	$(1.20)	$(1.71)

Diluted income (loss) income per share	$0.35	$0.80	$(1.20)	$(1.71)

Shares outstanding used in computing basic income (loss) per share	3,549,000	3,549,000	3,546,000	3,546,000
Shares outstanding used in computing diluted income (loss) per share	3,559,000	3,559,000	3,546,000	3,546,000

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

At September 30, 2007, the Company maintains a 100% valuation allowance for its remaining net deferred tax assets based on the uncertainty of the realization of future taxable income.

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

Activity under the Company’s stock option plans for the nine months ended September 30, 2007 is as follows:

	OPTIONS OUTSTANDING
	Shares	Wtd. Avg. Exercise Price
Balance, December 31, 2006	427,000	$ 6.71
Authorized	-	-
Granted	113,000	5.44
Cancelled	(108,000)	7.33
Exercised	-	-
Expired	(5,000)	11.09
Balance, September 30, 2007	427,000	$ 6.17

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007 (Restated)	2006 (Restated)	2007 (Restated)	2006 (Restated)
Numerator:
Net income (loss) available to common shareholders	$192,000	$(1,418,000)	$2,845,000	$(6,057,000)

Denominator:
Weighted average shares used to compute net income available to common shareholders per common share-basic	3,549,000	3,549,000	3,549,000	3,546,000
Effect of dilutive stock options	2,000	18,000	20,000	-

Weighted average shares used to compute net income available to common shareholders per common share-dilutive	3,551,000	3,567,000	3,559,000	3,546,000

Basic net income (loss) per share to common shareholder	$.05	$(.40)	$.35	$(1.71)

Dilutive net income (loss) per share to common shareholder	$.05	$(.40)	$.35	$(1.71)

6.  MAJOR CUSTOMERS

In the three months ended September 30, 2007, one customer accounted for 12% of total revenues and another accounted for 13% of total revenue.  In the three months ended September 30, 2006 one customer accounted for 10% of total revenue.  For the first nine months of 2007, one customer accounted for more than 11% of total revenues, however during the same period of 2006, no customer accounted for at least 10% of total revenues.

7.  RECOGNITION OF DEFERRED REVENUE

For the quarter ended September 30, 2007 the Company deferred $700,000 of revenue related to a contract signed in the quarter, but related to an implementation plan signed in the fourth quarter of 2007 that referenced a specified upgrade.  The deferred revenue consisted of $674,000 of license revenue and $26,000 of service and maintenance revenue.

For the nine months ended September 30, 2007, the Company recognized $3,225,000 of revenue which had been deferred from contracts signed in 2006, 2005 and 2004 that had certain undelivered elements that were not delivered until 2007.  This revenue is comprised of $1,132,000 of license revenue and $2,093,000 of service and maintenance revenue.   All costs related to generating these revenues were expensed in the periods in which they were incurred during the years ended December 31, 2006, 2005 and 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007 Restated	2006 Restated	2007 Restated	2006 Restated
Revenues:
Software license fees
United States
Domestic	$1,846,000	$1,159,000	$5,009,000	$1,615,000
Export	-	-	-	-
Total United States software license fees	1,846,000	1,159,000	5,009,000	1,615,000

Europe	-	-	711,000	93,000
Other Foreign	273,000	18,000	527,000	387,000
Total foreign software license fees	273,000	18,000	1,238,000	480,000
Total software license fees	2,119,000	1,177,000	6,247,000	2,095,000

Service and maintenance
United States
Domestic	3,264,000	2,445,000	10,833,000	7,023,000
Export	48,000	152,000	149,000	503,000
Total United States service and maintenance revenue	3,312,000	2,597,000	10,982,000	7,526,000

Europe	1,295,000	436,000	5,140,000	2,077,000
Other foreign	427,000	676,000	1,178,000	1,105,000
Total foreign service and maintenance revenue	1,722,000	1,112,000	6,318,000	3,182,000
Total service and maintenance revenue	5,034,000	3,709,000	17,300,000	10,708,000

Total revenue	$7,153,000	$4,886,000	$23,547,000	$12,803,000

Net income(loss)
United States	$(153,000)	$(1,154,000)	$173,000	$(4,992,000)
Europe	115,000	(355,000)	2,229,000	(1,351,000)
Other foreign	230,000	91,000	443,000	286,000
Net income(loss)	$192,000	$(1,418,000)	$2,845,000	$(6,057,000)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income(loss) available to common shareholders	$192,000	$(1,418,000)	$2,845,000	$(6,057,000)

Denominator:
Weighted average shares used to compute net income available to common shareholders per common share- basic	3,549,000	3,549,000	3,549,000	3,546,000
Effect of dilutive stock options	2,000	18,000	20,000	-

Weighted average shares used to compute net income available to common shareholders per common share- dilutive	3,551,000	3,567,000	3,559,000	3,546,000

Basic net income (loss) per share to common shareholder	$.05	$(.40)	$.80	$(1.71)

Dilutive net income (loss) per share to common shareholder	$.05	$(.40)	$.80	$(1.71)

Results of Operations

Comparison of Three Months Ended September 30, 2007 and 2006 (restated)

Revenues

Revenues increased $2,267,000 or 46%, to $7,153,000 for the three months ended September 30, 2007 from $4,886,000 for the three months ended September 30, 2006.  Software license fee revenues increased $942,000, or 80%, from the same period last year.  Services and maintenance fees for the three months ended September 30, 2007 amounted to $5,034,000, a 36% increase from the same quarter in 2006.

The Company’s international operations contributed $1,995,000 of revenues in the third quarter of 2007, which is a 77% increase compared to revenues generated during the third quarter of 2006.  The Company’s revenues from international operations amounted to 28% of the total revenue for the third quarter in 2007, compared to 23% of total revenues for the same quarter in 2006.

Software license fee revenues increased 80% to $2,119,000 in the third quarter of 2007 from $1,177,000 in the third quarter of 2006.  Astea Alliance license revenues increased $1,436,000 to $1,883,000 in the third quarter of 2007 from $447,000 in the third quarter of 2006.  The increase is primarily attributable to an increase in license sales in the United States and Asia Pacific during the third quarter. The Company sold $236,000 of software licenses from its FieldCentrix subsidiary in the third quarter of 2007, a decrease of 68% over the same quarter of 2006.

Services and maintenance revenues increased to $5,034,000 in the third quarter of 2007 from $3,709,000 in the third quarter of 2006, an increase of 36%.  Astea Alliance service and maintenance revenues increased by $731,000 or 26% compared to the third quarter of 2006.  The increase resulted from increased demand for professional services in Europe.  Service and maintenance revenue from FieldCentrix increased by $665,000 or 97% to $1,352,000 compared to the same period in 2006. The increase in revenue resulted from an increase in both headcount as well as utilization in both implementations and pilot projects.  Partially offsetting these increases, DISPATCH-1 service and maintenance revenues decreased $111,000 to $144,000 from $255,000 in the prior year.  The decline in service and maintenance revenue for DISPATCH-1 is expected as the Company discontinued development of DISPATCH-1 at the end of 1999.

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

Product Development

Product development expense decreased 8% to $823,000 in the third quarter of 2007 from $896,000 in the third quarter of 2006. The decrease results from a decrease in headcount of 11% from the same quarter in 2006.  The Company excludes the capitalization of software costs from product development.  Development costs of $527,000 were capitalized in the third quarter of 2007 compared to $737,000 during the same period in 2006.  The decrease in capitalized software development costs results from the release of version 8.0 of Astea Alliance in the first quarter of 2007, in which a greater percentage of development costs were capitalized.  Subsequent to the release, there has been an increased effort dedicated to quality improvement, in which costs are directly expensed instead of capitalized.  Gross product development expense was $1,350,000 in the quarter which is 17% less than the same quarter in 2006.  Product development expense as a percentage of revenues decreased to 12% in the third quarter of 2007 compared with 18% in the third quarter of 2006.  The decrease in costs relative to revenues is due to both the overall increase in revenues and reductions in the Company’s development expense compared to the same quarter in 2006.

Sales and Marketing

Sales and marketing expense decreased 27% to $1,368,000 in the third quarter of 2007 from $1,881,000 in the third quarter of 2006. The decrease in sales and marketing is attributable to a reduction in salaries due to lower headcount, costs associated with a customer dispute in 2006, and higher recruiting costs in 2006.  As a percentage of revenues, sales and marketing expenses decreased to 19% in 2007 from 38% in the third quarter of 2006.   The reduction results from both the increase in total revenue and the decrease in expense.

General and Administrative

General and administrative expenses increased 8% to $791,000 during the third quarter of 2007 from $735,000 in the third quarter of 2006.  The increase in general and administrative expenses is principally attributable to costs associated with Section 404 compliance.  As a percentage of revenue, general and administrative expenses decreased to 11% in the third quarter of 2007 from 15% in the third quarter of 2006.

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

Net Income

Net income for the three months ended September 30, 2007 was $192,000 compared to net loss of $1,418,000 for the three months ended September 30, 2006.  The improvement results from an increase in revenues of $2,267,000 slightly offset by an increase in expense of $631,000 during the three months ended September 30, 2007 compared to the same period in 2006.

Comparison of Nine Months Ended September 30, 2007 and 2006 (restated)

Recognition of Deferred Revenue:

For the nine months ended September 30, 2007, the Company recognized $3,925,000 of revenue which had been deferred from contracts signed in 2006, 2005 and 2004 that had certain undelivered elements that were not delivered until 2007.  This revenue is comprised of $1,806,000 of license revenue and $2,119,000 of service and maintenance revenue.   All costs related to generating these revenues were expensed in the periods in which they were incurred during the years ended December 31, 2006, 2005 and 2004.  Therefore, the gross profit on revenue this period appears higher than other periods.  Such operating results are not typical for the Company and are not expected to recur.

Revenues

Revenues increased $10,744,000, or 84%, to $23,547,000 for the nine months ended September 30, 2007 from $12,803,000 for the nine months ended September 30, 2006.  The increase in revenues includes recognition of $1,806,000 of license and $2,119,000 of service and maintenance revenues that had been deferred from contracts from the years ended December 31, 2006, 2005, and 2004 as disclosed in our Form 10K for years ended December 31, 2007 and December 31, 2006.   Excluding the revenue recognized from the customer contracts that had been previously deferred, total revenue for the nine month period ended September 30, 2007 would be  $19,622,000, an increase of 53% over the same period in 2006.  Software license fee revenues increased $4,152,000, or 198%, from the same period last year.  Excluding the license revenue from the customer contracts which were recognized in 2007, license revenue would be $4,441,000, an increase of 112% over the same period in 2006.  Services and maintenance revenues for the nine months ended September 30, 2007 amounted to $17,300,000, a 62% increase from the same period in 2006.  Excluding the service and maintenance revenues recognized in 2007 from previously deferred contracts, total service and maintenance revenue is $15,181,000, an increase of 42% over the same period in 2006.

The Company’s international operations contributed $7,556,000 of revenues in the first nine months of 2007 compared to $3,662,000 in the first nine months of 2006.  This represents a 106% increase from the same period last year and 32% of total Company revenues in the first nine months of 2007.  Excluding the revenue recognized in 2007 from the U.K. customer that had been deferred from previous years, total revenue from international operations is $5,922,000, which is an increase of 62% over the same period in 2006.  The increase in revenues is due to the increase in license sales in Asia Pacific and an increase in professional services in Europe.

Software license revenues increased 198% to $6,247,000 in the first nine months of 2007 from $2,095,000 in the first nine months of 2006.  Included in 2007 license sales is the license revenue recognized from customer contracts of $1,806,000 that was deferred from 2006, 2005 and 2004.  Excluding that revenue, license revenue was $4,441,000, an increase of 112% over the first nine months of 2006.  The increase is primarily attributable to improved sales execution in 2007.  Astea Alliance license revenues increased $3,998,000 to $5,069,000 or 373% in the first nine months of 2007 from $1,071,000 in the first nine months of 2006.  License revenue from the FieldCentrix subsidiary increased by $79,000 or 8% to $1,101,000.  In addition, there were sales of $77,000 of DISPATCH-1 licenses to existing customers.  There were no DISPATCH-1 license sales during the first nine months of 2006.

Services and maintenance revenues increased 61% to $17,300,000 in the first nine months of 2007 from $10,708,000 in the first nine months of 2006. Astea Alliance service and maintenance revenue was $12,892,000, an increase of 65%, or $5,083,000 over the nine months ended September 30, 2006.  Part of the increase in Astea Alliance revenues is the result of recognizing $2,119,000 in service and maintenance revenue that had been deferred from the years 2006, 2005 and 2004 as well as an increase in the demand for professional services in Europe. Also contributing to the revenue increase is an additional $1,644,000 of revenue from FieldCentrix which contributed $3,767,000 in the first nine months of 2007 compared to $2,123,000 for the first nine months of 2006.  The additional service and maintenance revenue is partially offset by a decrease of $255,000 in DISPATCH-1 service and maintenance revenues, which decreased to $521,000 from $776,000 in the prior year.  The decline in service and maintenance revenue for DISPATCH-1 was expected as the Company discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees increased 68% to $1,967,000 in the first nine months of 2007 from $1,172,000 in the first nine months of 2006.  Included in the cost of software license fees is the fixed cost of capitalized software amortization.  The increase in cost of license fees can be attributed to the additional amortization of capitalized software resulting from the release of version 8.0 in the first quarter of 2007.  Amortization of capitalized software was $1,616,000 for the nine months ended September 30, 2007 compared to $881,000 for the same period in 2006.  The software licenses gross margin percentage was 69% in the first nine months of 2007 compared to 44% in the first nine months of 2006.  The decrease in gross margin was attributable to the net effect of increased license sales offset by increased cost of license sales.   In addition, by eliminating the increase in license sales resulting from the recognition of previously deferred license revenue discussed above, the gross margin on license sales would be reduced to 64% for the nine months ended September 30, 2007.

Cost of services and maintenance increased 14% to $8,771,000 in the first nine months of 2007 from $7,721,000 in the first nine months of 2006.  The increase in cost of service and maintenance is primarily attributed to an increase in headcount from last year to this year.  The services and maintenance gross margin percentage was 49% in the first nine months of 2007 compared to 28% in the first nine months of 2006.  The increase in services and maintenance gross margin was primarily an increase utilization of Astea Alliance service professionals in Europe and FieldCentrix professionals in the U.S. during the first nine months of 2007.

Product Development

Product development expense increased 22% to $3,364,000 in the first nine months of 2007 from $2,761,000 in the first nine months of 2006.  The increase results from the Company’s ongoing program of improving product quality and increasing product functionality.  Software development costs of $1,450,000 were capitalized in the first nine months of 2007 compared to $2,139,000 during the same period in 2006.  The decrease results from the release of Astea’s current version, 8.0 during the first quarter of 2007, at which time the capitalization of development costs for version 8.0 stopped.  Gross development expense was $4,814,000 during the first nine months of 2007 compared to $4,900,000 during the same period in 2006.  Product development as a percentage of revenues was 14% in the first nine months of 2007 compared with 22% in the first nine months of 2006.  The decrease in percentage of revenues is the result of increased revenues in 2007.

Sales and Marketing

Sales and marketing expense decreased 12% to $3,951,000 in the first nine months of 2007 from $4,496,000 in the first nine months of 2006. The decrease in sales and marketing expense is attributable to a lower headcount in international sales.  Marketing expense remained about the same as last year.  As a percentage of revenues, sales and marketing expenses decreased to 17% from 35% in the first nine months of 2006.

General and Administrative

General and administrative expenses decreased 5% to $2,736,000 in the first nine months of 2007 from $2,893,000 in the first nine months of 2007.   The decrease in general and administrative expenses is principally attributable to $200,000 associated with the insurance retention in the class action lawsuit in 2006.  As a percentage of revenues, general and administrative expenses increased to 12% from 23% in the first nine months of 2006.

Interest Income, Net

Net interest income decreased $96,000 to $87,000 from $183,000 in the first nine months of 2007.  The decrease resulted primarily from a decrease in the amount of the Company’s investments.

International Operations

Total revenue from the Company’s international operations increased by $3,894,000, or 106%, to $7,556,000 in the first nine months of 2007 compared to $3,662,000 in the first nine months in 2006. This represents 32% of total Company revenues in the first nine months of 2007.  Excluding the revenue recognized in 2007 from the U.K. customer that had been deferred from previous years, total revenue from international operations is $5,922,000, which is an increase of 62% over the same period in 2006.  The increase in revenues is due to the increase in professional services in Europe and increases in licenses sales in Asia Pacific.   International operations generated a net profit of $2,672,000 for the first nine months ended September 30, 2007 compared to net loss of $1,064,000 in the same period in 2006.  Excluding the income recognized from the U.K. customer that had been deferred and has no related cost, net income from international operations was $1,038,000 for the nine months ended September 30, 2007.

Net Income (Loss)

Net income for the nine months ended September 30, 2007 was $2,845,000 compared to a loss of $6,057,000 for the nine months ended September 30, 2006.  The improvement in income of $8,902,000 is the direct result of an increase in revenues of $10,744,000 of which $3,925,000 of license and service and maintenance revenues was recognized from the customer contracts that had been deferred for years ended December 31, 2006, 2005 and 2004.

Liquidity and Capital Resources

    Operating Activities

Net cash provided by operating activities was $869,000 for the nine months ended September 30, 2007 compared to cash used by operations of $2,638,000 for the nine months ended September 30, 2006, an improvement of $3,507,000.  The improvement results from an increase in net income of $8,902,000 over last year, an increase in depreciation and amortization of $412,000, an increase in stock based compensation of $186,000, a lower increase in accounts receivable by $312,000 and a change in accounts payable of $183,000.   Offsetting these increases in inflows were a change in the decrease in deferred revenues of $6,464,000 and a decrease in the allowance for doubtful accounts of $27,000.  The large change in deferred revenues was the deferral of revenues from customer contracts signed during year end December 31, 2006 and December 31, 2004 that resulted from the license and service and maintenance revenue of $3.9 million being deferred over 18 months.

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

At September 30, 2007, the Company had a working capital ratio of 1:1, with cash, cash equivalents and restricted cash of $2,250,000.  The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the next twelve months.  The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.  The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency.  For the three month period ending June 30, 2007, approximately 28% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4T.                      CONTROLS AND PROCEDURES

The Company’s management team, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), as of the last day of the period covered by this report, September 30, 2007.  The term disclosure controls and procedures means the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, because of the material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of September 30, 2007. To address the material weaknesses in the Company’s internal control over financial reporting described below, we performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this report. As a result of these expanded procedures, the Company believes that the condensed consolidated financial statements contained in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods covered thereby in conformity with generally accepted accounting principles in the United States (“GAAP”).

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

Restatement

In conjunction with the preparation of the 2007 Form 10-K, management identified errors in accounting for certain license contracts which were executed in 2006 (the “2006 Contacts”) and 2005 (the “2005 Contact).  In addition, management identified an error with a contract executed in the quarter ended September 30, 2007 (the “2007 Contract”).

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

In regard to the 2007 Contract, the Company determined that a software implementation agreement contained a reference to an unreleased upgrade of the software.  The software licensing agreement and the software implementation agreement were signed in the third and fourth quarter of 2007, respectively.  Based on AICPA Technical Practice Aid 5100.39, Software Recognition for Multiple Element Arrangements, under certain conditions, multiple agreements between a vendor and customer should be considered as one agreement.  In this case, it was determined that the project implementation plan should be considered as part of the original software licensing agreement.  Since the implementation plan referred to an unreleased version of the Company’s software for which no VSOE exists, all revenue related to the transaction, including license and services and maintenance should be deferred until the specified upgrade is delivered.  The upgrade was delivered to the customer in the first quarter of 2008.  It is expected that all of the deferred revenue related to this contract will be recognized at that time.

The impact of the adjustment on the quarter ended September 30, 2007 contained in this Form 10-Q/A is to decrease license revenue by $674,000 and service and maintenance revenue by $26,000 on the Consolidated Statements of Operations and to increase deferred revenues by $700,000 on the Consolidated Balance Sheets.   The impact of the restatement on the quarter ended September 30, 2006 contained in this Form 10-Q/A is to decrease license revenue by $1,035,000 and decrease service and maintenance revenue by $428,000 on the Consolidated Statements of Operations and to increase deferred revenues by $1,463,000 on the Consolidated Balance Sheets.    For the nine months ended September 30, 2007, the impact of the restatement is to increase license revenue by $748,000 and increase service and maintenance revenue by $843,000 on the Consolidated Statements of Operations and to decrease deferred revenues by $1,591,000 on the Consolidated Balance Sheets   For the nine months ended September 30, 2006, the impact of the restatement is to decrease license revenue by $1,239,000 and decrease service and maintenance revenue by $548,000 on the Consolidated Statements of Operations and to increase deferred revenues by $1,787,000 on the Consolidated Balance Sheets.  The Consolidated Statements of Cash Flows and Notes to Unaudited Financial Statements have been restated where applicable to reflect the adjustments.

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
Fredric Etskovitz
Chief Financial Officer
(Principal Financial and Chief
Accounting Officer)

Exhibit Descriptions

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CEO and Principal Executive Officer
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CFO and Principal Financial and Chief Accounting Officer
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Principal Executive Officer
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO and Principal Financial and Chief Accounting Officer