Form 10-Q
period 2008-06-30
ASTEA INTERNATIONAL INC
filed 2008-08-14
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          June 30, 2008

or

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
Yes  X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange act.

Large Accelerated filer __      Accelerated Filer __      Non-accelerated Filer       Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           No   X

As of August 6, 2008, 3,596,185 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC.

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008 (Unaudited)	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,472,000	$1,615,000
Restricted cash	150,000	150,000
Receivables, net of reserves of $149,000 (unaudited) and $206,000	5,278,000	8,517,000
Prepaid expenses and other	319,000	416,000
Total current assets	8,219,000	10,698,000

Property and equipment, net	371,000	418,000
Intangibles, net	1,299,000	1,439,000
Capitalized software, net	2,683,000	3,238,000
Goodwill	1,538,000	1,540,000
Other long-term restricted cash	183,000	163,000
Other assets	72,000	64,000
Total assets	$14,365,000	$17,560,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,742,000	$3,632,000
Deferred revenues	5,806,000	6,743,000
Total current liabilities	9,548,000	10,375,000

Long-term liabilities:
Deferred tax liability	97,000	77,000

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 25,000,000 shares Authorized issued 3,591,000 (unaudited) and 3,591,000	36,000	36,000
Additional paid-in capital	28,011,000	27,852,000
Cumulative translation adjustment	(690,000)	(703,000)
Accumulated deficit	(22,429,000)	(19,869,000)
Less: treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	4,720,000	7,108,000
Total liabilities and stockholders’ equity	$14,365,000	$17,560,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues:
Software license fees	$422,000	$1,323,000	$1,853,000	$4,128,000
Services and maintenance	5,049,000	5,554,000	10,644,000	12,266,000
Total revenues	5,471,000	6,877,000	12,497,000	16,394,000
Costs and expenses:
Cost of software license fees	699,000	645,000	1,460,000	1,106,000
Cost of services and maintenance	3,275,000	2,984,000	6,584,000	5,631,000
Product development	1,382,000	1,281,000	2,730,000	2,541,000
Sales and marketing	1,355,000	1,270,000	2,596,000	2,583,000
General and administrative	889,000	1,035,000	1,700,000	1,945,000
Total costs and expenses	7,600,000	7,215,000	15,070,000	13,806,000

(Loss) income from operations	(2,129,000)	(338,000)	(2,573,000)	2,588,000
Interest income, net	14,000	39,000	33,000	65,000
(Loss) income before income taxes	(2,115,000)	(299,000)	(2,540,000)	2,653,000
Income tax expense	20,000	-	20,000	-
Net (loss) income	$(2,135,000)	$(299,000)	$(2,560,000)	$2,653,000

Comprehensive (loss) income:
Net (loss) income	$(2,135,000)	$(299,000)	$(2,560,000)	$2,653,000
Cumulative translation adjustment	(56,000)	21,000	13,000	45,000
Comprehensive (loss) income	$(2,191,000)	$(278,000)	$(2,547,000)	$2,698,000

Basic (loss) income per share	$(0.60)	$(0.08)	$(0.72)	$0.75

Diluted (loss) income per share	$(0.60)	$(0.08)	$(0.72)	$0.74
Shares outstanding used in computing basic (loss) income per share	3,554,000	3,549,000	3,554,000	3,549,000
Shares outstanding used in computing diluted (loss) income per share	3,554,000	3,549,000	3,554,000	3,576,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(2,560,000)	$2,653,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,668,000	1,299,000
Increase in allowance for doubtful accounts	-	121,000
Stock based compensation	159,000	323,000
Deferred tax expense	20,000	-
Changes in operating assets and liabilities:
Receivables	2,879,000	557,000
Prepaid expenses and other	85,000	(128,000)
Accounts payable and accrued expenses	386,000	105,000
Deferred revenues	(732,000)	(3,389,000)
Other long term assets	(8,000)	9,000
Net cash provided by operating activities	1,897,000	1,550,000
Cash flows from investing activities:
Release of restricted cash	(20,000)	75,000
Purchase of short term investments	-	(500,000)
Purchases of property and equipment	(156,000)	(88,000)
Capitalized software development costs	(787,000)	(923,000)
Earnout payment	-	(334,000)
Net cash used in investing activities	(963,000)	(1,770,000)

Effect of exchange rate changes on cash	(77,000)	(75,000)
Net increase (decrease) in cash and cash equivalents	857,000	(295,000)

Cash and cash equivalents beginning of period	1,615,000	3,120,000
Cash and cash equivalents end of period	$2,472,000	$2,825,000

Supplemental disclosure for non-cash operating and investing activities:
Adjustment to earnout provision related to previous agreement	$2,000	$-

See accompanying notes to the consolidated financial statements.

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The consolidated financial statements at June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and our restated Form 10-Q/A’s for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007.  The interim financial information presented herein is not necessarily indicative of results expected for the entire year ended December 31, 2008.

2.  RECENT ACCOUNTING STANDARDS OR ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS No. 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No.161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact, if any, that adoption of SFAS No. 161 may have on our financial statements.

In May 2008, the FASB issued Financial Accounting Standard (“FAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”).  FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  FAS 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board  amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  We are currently assessing the potential impact, if any, that the adoption of FAS 162 may have on our financial statements.

3.  INCOME TAX

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income taxes – an interpretation of FASB Statement 109” (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the second quarter 2008, there were no interest or penalties related to the settlement of audits.

At June 30, 2008, the Company maintained a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of future taxable income.

4.  STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share Based Payments,” using the modified prospective transition method.   Under this method, compensation costs recognized include (a) compensation costs for all share-based payments granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date value estimated in accordance with the original provisions of FAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R).

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and amortizes the estimated option value using an accelerated amortization method where each option grant is split into tranches based on vesting periods.  The Company’s expected term  represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience regarding similar awards, giving consideration to the contractual terms of the share-based awards and employee termination data and guidance provided by the SEC’s  Staff Accounting Bulletin 107 (“SAB 107”).  Executive level employees who hold a majority of options outstanding, and non-executive level employees were each found to have similar historical option exercise and termination behavior and thus were grouped for valuation purposes.  The Company’s expected volatility is based on the historical volatility of its traded common stock in accordance with the guidance provided by SAB 107 to place exclusive reliance on historical volatilities to estimate our stock volatility over the expected term of its awards.  The Company has historically not paid dividends and has no foreseeable plans to issue dividends.  The risk-free interest rate is based on the yield from the U.S. Treasury zero-coupon bonds with an equivalent term.  Results for prior periods have not been restated.

As of June 30, 2008, the total unrecognized compensation cost related to non-vested options amounted to $685,000, which is expected to be recognized over the options’ average remaining vesting period of 1.58 years.  No income tax benefit was realized by the Company in the six months ended June 30, 2008.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted average assumptions for the quarters ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	2.26%	4.57%	2.26%	4.76%
Expected life (in years)	3.87	6.15	3.87	6.15
Volatility	87%	102%	87%	102%
Expected dividends	-	-	-	-

The weighted-average fair value of options granted during the six months ended June 30, 2008 and 2007 is estimated at $4.10 and $6.50 respectively.  For the three months ended June 30, 2008 and 2007, the weighted-average fair value of options granted is estimated at $4.10 and $7.24 respectively.

Activity under the Company’s stock option plans for the six months ended June 30, 2008 is as follows:

	OPTIONS OUTSTANDING
	Shares	Wtd. Avg. Exercise Price
Balance, December 31, 2007	484,000	$5.91
Authorized	-	-
Granted	25,000	4.10
Cancelled	(36,000)	7.48
Exercised	-	-
Expired	-	-
Balance, June 30, 2008	473,000	$5.69

The following table summarizes outstanding options that are vested and expected to vest and options under the Company’s stock options plans as of June 30, 2008.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	473,000	$5.69	7.38	$16,000

Ending Vested and Expected to Vest	347,000	$5.86	6.87	$16,000

Options Exercisable	185,000	$6.53	5.16	$15,000

5. EARNINGS PER SHARE

The Company follows SFAS 128 “Earnings Per Share” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations.  Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had a net loss available to the common shareholders for the three months ended June 30, 2008 and June 30, 2007.  The Company had a net loss available to the common shareholders for the six months ended June 30, 2008 and net income for the six months ended June 30, 2007.  (Loss) income per share is computed as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007		2008	2007
Numerator:
Net (loss) income available to common shareholders	$(2,135,000)	$	(299,000)	$(2, 560,000)	$2,653,000

Denominator:
Weighted average shares used to compute net (loss) income available to common shareholders per common share-basic	3,554,000		3,549,000	3,554,000	3,549,000
Effect of dilutive stock options	-		-	-	27,000

Weighted average shares used to compute net income available to shareholders per common share-dilutive	3,554,000		3,549,000	3,554,000	3,576,000
Basic net (loss) income per share to common shareholder	$(0.60)		$(0.08)	$(0.72)	$0.75

Dilutive net (loss) income per share to common shareholder	$(0.60)		$(0.08)	$(0.72)	$0.74

6.        MAJOR CUSTOMERS

In the three months ended June 30, 2008, no customer accounted for more than 10% of total revenues.  In the three months ended June 30, 2007 one customer accounted for 15% of total revenues.  For the six months ended June 30, 2008 and 2007, one customer accounted for 10% of total revenues in each period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Software license fees
United States
Domestic	$91,000	$933,000	$1,522,000	$3,163,000
Total United States software license fees	91,000	933,000	1 ,522,000	3,163,000

Europe	-	185,000	-	711,000
Asia Pacific	331,000	205,000	331,000	254,000
Total foreign software license fees	331,000	390,000	331,000	965,000
Total software license fees	422,000	1,323,000	1,853,000	4,128,000

Service and maintenance
United States
Domestic	3,849,000	3,599,000	7,874,000	7,569,000
Export	94,000	49,000	155,000	101,000
Total United States service and maintenance revenue	3,943,000	3,648,000	8,029,000	7,670,000

Europe	660,000	1,531,000	1,566,000	3,845,000
Asia Pacific	446,000	375,000	1,049,000	751,000
Total foreign service and maintenance revenue	1,106,000	1,906,000	2,615,000	4,596,000
Total service and maintenance revenue	5,049,000	5,554,000	10,644,000	12,266,000

Total revenue	$5,471,000	$6,877,000	$12,497,000	$16,394,000

Net (loss) income
United States	$(1,471,000)	$(879,000)	$(1,775,000)	$326,000
Europe	(757,000)	393,000	(870,000)	2,114,000
Asia Pacific	93,000	187,000	85,000	213,000
Net (loss) income	$(2,135,000)	$(299,000)	$(2,560,000)	$2,653,000

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This document contains various forward-looking statements and information that are based on management's beliefs, assumptions made by management and information currently available to management.  Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected.   Certain of these, as well as other risks and uncertainties are described in more detail herein and in Astea International Inc.’s (“Astea or the Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in its Summary of Accounting Policies, Note 3, in the Company’s 2007 Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition

Astea’s revenue is recognized principally from two sources: (i) licensing arrangements and (ii) services and maintenance.

The Company markets its products primarily through its direct sales force and resellers.  License agreements do not provide for a right of return, and historically, product returns have not been significant.

Astea recognizes revenue on its software products in accordance with  American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, AICPA SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts; and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition.

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

Astea allocates revenue to each element in a multiple-element arrangement based on the elements’ respective fair value, determined by the price charged when the element is sold separately.  Specifically, Astea determines the fair value of the maintenance portion of the arrangement based on the price, at the date of sale, if sold separately, which is generally a fixed percentage of the software license selling price.  The professional services portion of the arrangement is based on hourly rates which the Company charges for those services when sold separately from software.  If evidence of fair value of all undelivered elements exists, but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method.  If an undelivered element for which evidence of fair value does not exist, all revenue in an arrangement is deferred until the undelivered element is delivered or fair value can be determined.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.  The residual value, after allocation of the fee to the undelivered elements based on vendor-specific objective evidence (“VSOE”) of fair value, is then allocated to the perpetual software license for the software products being sold.  The proportion of the revenue recognized upon delivery can vary from quarter-to-quarter depending upon the determination of VSOE of the fair value of undelivered elements.

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

For the three months ended June 30, 2008 and 2007, the Company recognized $5,471,000 and $6,877,000, respectively, of revenue related to software license fees and service and maintenance.  For the six months ended June 30, 2008 and 2007, the Company recognized $12,497,000 and $16,394,000, respectively of revenue related to software license fees and service and maintenance.  Included in revenue for the six months ended June 30, 2008 and 2007 was $802,000 and $3,882,000, respectively from contracts that previously did not meet the Company’s revenue recognition policy.

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

Capitalized Software Research and Development Costs

The Company accounts for its internal software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed."  The Company capitalizes software development costs subsequent to the establishment of technological feasibility through the product’s availability for general release. Costs incurred prior to the establishment of technological feasibility and subsequent to general release are charged to product development expense. Product development expense includes payroll, employee benefits, and other headcount-related costs associated with product development.

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

Goodwill

On September 21, 2005, the Company acquired the assets and certain liabilities of FieldCentrix, Inc. through its wholly-owned subsidiary, FC Acquisition Corp.  Included in the allocation of the purchase price was goodwill valued at $1,100,000 at December 31, 2005.  The Company tests goodwill for impairment annually during the first day of the fourth quarter of each fiscal year at the reporting unit level using a fair value approach, in accordance with the provision SFAS No. 142, Goodwill and Other Intangible Assets.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.  For the three months ended June 30, 2008, goodwill decreased $2,000 to $1,538,000 due to an adjustment made to the expired earnout provision that originated from the purchase agreement.

Income Taxes

On January 1, 2007, the Company implemented the provisions of Financial Accounting Standards (“FAS”) interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB statement 109 (“FIN 48”).   FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expense.  Such amounts were not material for the three and six months ended June 30, 2008.  The adoption of FIN 48 did not have a material impact on our financial position.

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

(Loss) Earnings Per Share

The Company follows SFAS 128 “Earnings Per Share” (“SFAS 128”). Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations.  Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had a net loss available to the common shareholders for the three months ended June 30, 2008 and June 30, 2007.  The Company had a net loss available to the common shareholders for the six months ended June 30, 2008 and net income for the six months ended June 30, 2007.  (Loss) income per share is computed as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007		2008	2007
Numerator:
Net (loss) income available to common shareholders	$(2,135,000)	$	(299,000)	$(2, 560,000)	$2,653,000

Denominator:
Weighted average shares used to compute net (loss) income available to common shareholders per common share-basic	3,554,000		3,549,000	3,554,000	3,549,000
Effect of dilutive stock options	-		-	-	27,000

Weighted average shares used to compute net income available to shareholders per common share-dilutive	3,554,000		3,549,000	3,554,000	3,576,000
Basic net (loss) income per share to common shareholder	$(0.60)		$(0.08)	$(0.72)	$0.75

Dilutive net (loss) income per share to common shareholder	$(0.60)		$(0.08)	$(0.72)	$0.74

Results of Operations

Comparison of Three Months Ended June 30, 2008 and 2007

Revenues

Revenues decreased $1,406,000 or 20%, to $5,471,000 for the three months ended June 30, 2008 from $6,877,000 for the three months ended June 30, 2007.  Software license fee revenues decreased $901,000, or 68%, from the same period last year.  Services and maintenance fees for the three months ended June 30, 2008 amounted to $5,049,000, a 9% decrease from the same quarter in 2007.

The Company’s international operations contributed $1,437,000 of revenues in the second quarter of 2008, which is a 37% decrease compared to revenues generated during the second quarter of 2007.  The Company’s revenues from international operations amounted to 26% of the total revenue for the second quarter in 2008, compared to 33% of total revenues for the same quarter in 2007.

Software license fee revenues decreased 68% to $422,000 in the second quarter of 2008 from $1,323,000 in the second quarter of 2007.  Astea Alliance license revenues decreased $555,000 or 58%, to $394,000 in the second quarter of 2008 from $949,000 in the second quarter of 2007.  The overall decrease in license revenue is attributable primarily to lower than expected sales in the United States and Europe during the second quarter due to extended sales cycles resulting from the overall economic slowdown. The Company sold $28,000 of software licenses from its FieldCentrix subsidiary in the second quarter of 2008, a decrease of 91% over the same quarter of 2007.  Additionally, the company did not sell any DISPATCH-1 licenses during the three months ended June 30, 2008, compared to $77,000 of DISPATCH-1 licenses to existing customers during the same period in 2007.

Services and maintenance revenues decreased to $5,049,000 in the second quarter of 2008 from $5,554,000 in the second quarter of 2007, a decrease of 9%.  Astea Alliance service and maintenance revenues decreased by $499,000 or 12% compared to the second quarter of 2007.  The decrease resulted from reduced demand from European customers.  Service and maintenance revenue from our FieldCentrix subsidiary increased to $1,309,000 or 6% from $1,230,000 during the same period in 2007. The increase results from an increase in maintenance revenues from licenses sold within the past twelve months.  DISPATCH-1 service and maintenance revenues decreased $84,000 to $87,000 from $171,000 in the prior year.  The decline in service and maintenance revenue for DISPATCH-1 is expected as the Company discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees increased 8% to $698,000 in the second quarter of 2008 from $645,000 in the second quarter of 2007.  Included in the cost of software license fees is the fixed cost of capitalized software amortization, amortization of software acquired from FieldCentrix and any third party software embedded in the Company’s software licenses sold to customers.  The principal cause of the increase in cost of software license fees is the amortization of capitalized software development costs related to version 8.0 of Astea Alliance, which was released during the first quarter of 2007.  The software license gross margin percentage was (66%) in the second quarter of 2008 compared to 51% in the second quarter of 2007.  The significant decline in gross margin was due to very low software license fees and slightly increased amortization expense.

Cost of services and maintenance increased 10% to $3,275,000 in the second quarter of 2007 from $2,984,000 in the second quarter of 2007.  The increase in cost of service is due to an increase in headcount which is needed to meet the growing demand for professional services.  The services and maintenance gross margin percentage was 35% in the second quarter of 2008 compared to 46% in the second quarter of 2007.  The decrease in services and maintenance gross margin was due primarily to the inclusion of $802,000 in revenue restated from prior years with no corresponding costs.

Product Development

Product development expense increased 8% to $1,382,000 in the second quarter of 2008 from $1,281,000 in the second quarter of 2007. The increase results from the Company’s ongoing program of improving product quality.    The Company excludes the capitalization of software costs from product development.  Development costs of $308,000 were capitalized in the second quarter of 2008 compared to $384,000 during the same period in 2007.   The majority of product development occurs in the Company’s subsidiary in Israel.  The exchange rate on the Israeli shekel compared to the U.S. dollar has increased by 16% since the same quarter in 2007.   Gross product development expense was $1,690,000 in the quarter which is 2% more than the same quarter in 2007.  Product development expense as a percentage of revenues increased to 25% in the second quarter of 2008 compared with 19% in the second quarter of 2007.  The increase in costs relative to revenues is due to both the overall decrease in revenues and increase in product development expense.

Sales and Marketing

Sales and marketing expense increased 7% to $1,355,000 in the second quarter of 2008 from $1,270,000 in the second quarter of 2007. The increase in sales and marketing expense is attributable principally to $125,000 in costs related to the Company’s user’s conference that was held the second quarter of 2008.  The user’s conference was not held in 2007.  This increase is partially offset by a decrease in headcount in the current period over the same period in 2007.  As a percentage of revenues, sales and marketing expense increased to 25% in 2007 from 18% in the second quarter of 2007.   The increased percentage results from both the decrease in total revenues and an increase in salary and marketing expense.

General and Administrative

General and administrative expenses decreased 14% to $889,000 during the second quarter of 2008 from $1,035,000 in the second quarter of 2007.  The decrease in general and administrative expenses is attributable principally to a reimbursement of $112,000 in legal fees received from a settlement between the Company and a third party.  As a percentage of revenue, general and administrative expenses increased slightly to 16% in the three months ended June 30, 2008 compared to 15% in the same period of 2007.

Interest Income, Net

Net interest income decreased $25,000 to $14,000 in the second quarter of 2008 from the second quarter of 2007.  The decrease resulted primarily from a decline in interest rates and the level of investments.

Income Tax Expense

The Company made a provision of $20,000 for the three months ended June 30, 2008 compared to $0 for the same period in 2007 for income taxes which resulted from a difference between an indefinite-lived asset, goodwill, which is amortized for tax, but not amortized for financial reporting.

International Operations

Total revenue from the Company’s international operations decreased by 37% during the second quarter of 2008 to $1,437,000 compared to $2,296,000 for the second quarter of 2007.  The decrease in revenue from international operations was attributable primarily to a decrease in license and service revenue in the Europe region.  International operations generated a net loss of $664,000 for the second quarter ended June 30, 2008 compared to a net profit of $580,000 in the same period in 2007.

Net (Loss)

Net loss for the three months ended June 30, 2008 was $2,135,000 compared to net loss of $299,000 for the three months ended June 30, 2007.  The increased loss results from a 20% decrease in revenues of $1,406,000 and an increase in expense of $385,000 or 5% during the three months ended June 30, 2008 compared to the same period in 2007.

Comparison of Six Months Ended June 30, 2008 and 2007

Revenues

For the six months ended June 30, 2008, the Company recognized $802,000 in licenses and service and maintenance fees from contracts that previously did not meet the Company revenue recognition policy.   For the six months ended June 30, 2007, the Company recognized $3,882,000 in license and service and maintenance revenues from contracts that previously did not meet the Company’s revenue recognition policy.  All costs related to generating these revenues were expensed in the periods in which they were incurred.  The results from operations for the periods include all of the revenue discussed, but no related costs.  Therefore, the gross profit on revenue in these periods may appear higher than other periods.  Such operating results are not typical for the Company and are not expected to recur.

Revenues decreased $3,897,000, or 24%, to $12,497,000 for the six months ended June 30, 2008 from $16,394,000 for the six months ended June 30, 2007.  The decrease in revenues is principally the net result of recognizing $3,882,000 of revenue in the six months ended June 30, 2007 from sales which had been deferred from 2004, 2005 and 2006 due to undelivered elements contained in the original contract which were delivered in that  period.  Partially offsetting this decrease was the recognition of $802,000 in license, service and maintenance revenues in the six months ended June 30, 2008 that had been deferred from a contract in the third quarter of 2007 due to a specific upgrade right contained in an implementation agreement.  The recognition of previously deferred revenues includes license revenue of $674,000 in the six months ended June 30, 2008 and $1,806,000 in the six months ended June 30, 2007.  The remainder of the recognized revenue that had previously been deferred consists of service and maintenance revenue.

Software license fee revenues decreased $2,275,000, or 55%, from the same period last year.  Services and maintenance revenues for the six months ended June 30, 2008 amounted to $10,644,000, a 13% decrease from the same period in 2007.  Excluding the recognition of $2,706,000 of previously deferred service and maintenance revenue in the six months ended June 30, 2007, service and maintenance revenues increased 3%.

The Company’s international operations contributed $2,946,000 of revenues in the first six months of 2008 compared to $5,561,000 in the first six months of 2007.  This represents a 47% decrease from the same period last year and 24% of total Company revenues in the first six months of 2008.   The decrease in international revenues is due principally to the recognition of $1,591,000 in license, service and maintenance revenues from the U.K. in the six months ended June 30, 2007 that had been deferred in the years ended December 2006, 2005 and 2004.  Excluding that revenue, international revenues declined 27% in the six months ended June 30, 2008 from the same quarter in 2007.  The principal reason is the lack of license sales in 2008 and reduced professional services in Europe.

Software license fee revenues decreased 55% to $1,853,000 in the first six months of 2008 from $4,128,000 in the first six months of 2007.  Astea Alliance license revenues decreased $1,753,000 to $1,433,000 or 55% in the first six months of 2008 from $3,186,000 in the first six months of 2007.   The decrease in Astea Alliance license revenue includes the recognition of $1,806,000 during the six months ended June 30, 2007 from the deferral of license revenues from prior years.  In addition, license revenue from the FieldCentrix subsidiary decreased by $445,000 or 51% to $420,000.  There were no sales of DISPATCH-1 during the first six months of 2008 compared to sales of $77,000 of DISPATCH-1 licenses to existing customers during the first six months of 2007.

Services and maintenance revenues decreased 13% to $10,644,000 in the first six months of 2008 from $12,266,000 in the first six months of 2007. Astea Alliance service and maintenance revenue were $7,851,000, a decrease of 16%, or $1,540,000 over the six months ended June 30, 2007.  The decrease in Astea Alliance service and maintenance revenues is the result of recognizing $2,076,000 in service and maintenance revenues in the first six months of 2007 that had been deferred from the years 2006, 2005 and 2004.   Excluding that revenue, service and maintenance revenue from Astea Alliance increased $536,000 or 7% from the same period in 2007.   There was an increase of 4% or $88,000 of service and maintenance revenues from FieldCentrix in the first six months of 2008 compared to $2,498,000 for the first six months of 2007.  DISPATCH-1 service and maintenance revenues decreased by $170,000 to $207,000 from $377,000 in the prior year.  The decline in service and maintenance revenue for DISPATCH-1 was expected as the Company discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees increased 32% to $1,460,000 in the first six months of 2008 from $1,106,000 in the first six months of 2007.  Included in the cost of software license fees is the fixed cost of capitalized software amortization.  The principal cause of the increase is the additional amortization of capitalized software resulting from the release of version 8.0 in the first quarter of 2007.  The software licenses gross margin percentage was 21% in the first six months of 2008 compared to 73% in the first six months of 2007. The decline in gross margin is attributable to the decrease in license sales and increase in the cost of sales.

Cost of services and maintenance increased 17% to $6,584,000 in the first six months of 2007 from $5,631,000 in the first six months of 2007.  The increase in cost of service and maintenance is attributed primarily to an increase in headcount from last year to this year.  The services and maintenance gross margin percentage was 38% in the first six months of 2008 compared to 54% in the first six months of 2007. Included in 2007 service and maintenance revenue is $2,410,000 which was all recognized in 2007 resulting from a restatement with all related costs reported in the year incurred.   This resulted in disproportionately high margins in the 2007 period and are not expected to reoccur.

Product Development

Product development expense increased 7% to $2,730,000 in the first six months of 2008 from $2,541,000 in the first six months of 2007.  The increase results from the decrease in the value of the U.S. dollar compared to the Israeli shekel, which cost 15% more than the same period last year.  Israel is the principal site for the Company’s development.  The Company excludes the capitalization of software costs in product development.  Software development costs of $787,000 were capitalized in the first six months of 2008 compared to $923,000 during the same period in 2007.  The decrease results from the release of Astea’s current versions 8.0 during the first quarter of 2007.  Gross development expense was $3,517,000 during the first six months of 2008 compared to $3,464,000 during the same period in 2007.  Product development as a percentage of revenues was 22% in the first six months of 2008 compared with 15% in the first six months of 2007.  The increase in percentage of revenues is the result of the increased development expense and significant decline in total revenues.

Sales and Marketing

Sales and marketing expense increased 1% to $2,596,000 in the first six months of 2008 from $2,583,000 in the first six months of 2007. The slight increase in sales and marketing expense is attributable to costs associated with our users conference which was held during this period and not held in during the same period in 2007.  As a percentage of revenues, sales and marketing expenses increased to 21% from 16% in the first six months of 2007.

General and Administrative

General and administrative expenses decreased 13% to $1,700,000 in the first six months of 2008 from $1,945,000 in the first six months of 2007.   The decrease in general and administrative expenses is attributable principally to a reimbursement of $112,000 in legal fees received from a settlement between the Company and a third party.  As a percentage of revenues, general and administrative expenses increased to 14% from 12% in the first six months of 2007.

Interest Income, Net

Net interest income decreased $32,000 to $33,000 from $65,000 in the first six months of 2008.  The decrease resulted primarily from a decrease in the amount of the Company’s investments and lower interest rates earned on invested cash.

Income Tax Expense

The Company made a provision of $20,000 for the six months ended June 30, 2008 compared to $0 for the same period in 2007 for income taxes which resulted from a difference between an indefinite-lived asset, goodwill, which is amortized for tax, but not amortized for financial reporting.

International Operations

Total revenue from the Company’s international operations decreased by $2,615,000, or 47%, to $2,946,000 in the first six months of 2008 compared to $5,561,000 in the first six months in 2007. This represents 24% of total Company revenues in the first six months of 2008.  Total international revenues decreased 25% with the exclusion of the revenue recognized in 2007 from the U.K. customer that had been deferred from previous years.  The decrease in revenues is due to the decrease in license and professional services revenues in Europe.   International operations generated a net loss of $785,000 for the first six months ended June 30, 2008 compared to net income of $2,327,000 in the same period in 2007.

Net (Loss) Income

Net loss for the six months ended June 30, 2008 was $2,560,000 compared to net income of $2,653,000 for the six months ended June 30, 2007.  The decline in income of $5,213,000 is a direct result of a decrease in revenues of $3,897,000 or 24% and an increase in operating costs of 9%.

Liquidity and Capital Resources

    Operating Activities

Net cash generated by operating activities was $1,897,000 for the six months ended June 30, 2008 compared to cash generated by operations of $1,550,000 for the six months ended June 30, 2007, an increase of $347,000.  The increase in cash generated by operations was attributable primarily to an increase in non-cash expense of $84,000, an increase in deferred tax of $20,000, greater collections of accounts receivable of $2,322,000, a reduction in prepaid expense of $213,000 compared to last year, an increase in accounts payable and accrued expenses of $277,000, a decrease in deferred revenues of $2,657,000 offsetting the improvements in cash flow are a decrease in net income of $5,213,000 and an increase in other long term assets of $17,000.

    Investing Activities

The Company used $963,000 for investing activities in the first six months of 2008 compared to using $1,770,000 in the first six months of 2007, a decrease of cash used of $807,000.  The decrease in cash used is attributable primarily to an increase in capital expenditures offset by reduced capitalized software development costs in the first six months of 2008.

    Financing Activities

The Company generated no cash from financing activities for the six months of 2008 and 2007.

On May 23, 2007 the Company renewed its secured revolving line of credit with a bank to borrow up to $2.0 million.  The line of credit is secured by accounts receivable.  Interest is payable monthly based on the prime rate of interest charged by the bank.  The Company made one loan during the six months ended June 30, 2008 and repaid the amount within 10 days.  At June 30, 2008 the total outstanding loan under the line of credit agreement was $0.  The line of credit was renewed on August 4, 2008 extending the maturity date on the line of credit to June 30, 2009.

At June 30, 2008, the Company had a working capital ratio of .86:1, with cash, cash equivalents and restricted cash of $2,472,000.   The Company is increasing its focus on expense controls as a result of the impact on its revenues of the overall economic slowdown.  Management believes that the Company’s existing cash resources and credit facility, together with expected savings from expense controls, will enable the Company to sustain its operations for the next 12 months.  However, if the Company’s revenues do not increase or if such expense savings are not realized, the Company may require additional debt or equity financing, as to the availability of which there can be no assurances.

Off-Balance Sheet Arrangements

The Company is not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results in operations, liquidity, capital expenditures or capital resources.

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

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of June 30, 2008, the Company’s investments consisted of U.S. money market funds.  The Company does not expect any material loss with respect to its investment portfolio.  In addition, the Company does not believe that a 10% change in interest rates would have a significant effect on its interest income.  The Company is also exposed to market risk for changes in interest rates as it affects the revolving line of credit.  Interest is charged at the prime rate, which is subject to change.  However, the Company has used the revolving line of credit sparingly.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency.  For the three month period ended June 30, 2008, approximately 23% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4T.                      CONTROLS AND PROCEDURES

The Company’s management team, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), as of the last day of the period covered by this report, June 30, 2008.  The term disclosure controls and procedures means the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the  SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, because of the material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of June 30, 2008. To address the material weaknesses in the Company’s internal control over financial reporting described below, we performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this report. As a result of these expanded procedures, the Company believes that the condensed consolidated financial statements contained in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods covered thereby in conformity with generally accepted accounting principles in the United States (“GAAP”).

Changes in Internal Control Over Financial Reporting

During the second quarter of 2008, the Company strengthened its internal controls over revenue recognition by engaging an independent consultant with significant experience in revenue recognition accounting for software, to review the Company’s accounting for revenue recognition for the quarter.

Although our remediation efforts are underway, material weaknesses identified as of December 31, 2007 will not be considered remediated until new internal controls over financial reporting are fully implemented and operational for a period of time and are operating effectively.

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

Item 4.                      Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on June 11, 2008, the following actions were adopted:

1.	The election of a board of directors to hold office until the next annual stockholders’ meeting or until their respective successors have been elected or appointed.

	Number of Shares
Director	Voted For	Withheld
Zack Bergreen	3,028,518	63,529
Adrian Peters	3,026,187	65,860
Thomas J. Reilly, Jr.	3,027,698	64,349
Eric Siegel	3,027,698	64,349

2.	The appointment of Grant Thorton LLP as independent auditors for the Company for the fiscal year ending December 31, 2008.

Number of Shares
Voted for	Voted Against	Abstained
3,049,793	39,479	2,775

No other matters were submitted to a vote of the Company’s stockholders during the second quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

Item 6.   Exhibits

31.1	Certification Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

SIGNATURES

Pursuant to the requirements of  the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEA INTERNATIONAL INC.

Date: August 14, 2008	/s/ Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2008	/s/ Rick Etskovitz
Rick Etskovitz
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Exhibit Index

No.	Description
31.1	Certification Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer