Form 10-Q
period 2008-09-30
ASTEA INTERNATIONAL INC
filed 2008-11-13
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          September 30, 2008

or

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

Large Accelerated filer __	Accelerated Filer __	Non-accelerated Filer __	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           No   X

As of November 3, 2008, 3,596,185 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC.

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008 (Unaudited)	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,703,000	$1,615,000
Restricted cash	-	150,000
Receivables, net of reserves of $158,000 (unaudited) and $206,000	6,040,000	8,517,000
Prepaid expenses and other	341,000	416,000
Total current assets	10,084,000	10,698,000

Property and equipment, net	365,000	418,000
Intangibles, net	1,229,000	1,439,000
Capitalized software, net	2,776,000	3,238,000
Goodwill	1,538,000	1,540,000
Other long-term restricted cash	163,000	163,000
Other assets	56,000	64,000
	$16,211,000	$17,560,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,517,000	$3,632,000
Deferred revenues	5,963,000	6,743,000
Total current liabilities	9,480,000	10,375,000

Long-term liabilities:
Deferred tax liability	108,000	77,000

Commitments

Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000,000 shares Authorized; issued and outstanding 826,000 and 0	8,000	-
Common stock $.01 par value, 25,000,000 shares Authorized; issued 3,596,000 (unaudited) and 3,596,000	36,000	36,000
Additional paid-in capital	30,957,000	27,852,000
Cumulative translation adjustment	(765,000)	(703,000)
Accumulated deficit	(23,405,000)	(19,869,000)
Less: treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	6,623,000	7,108,000
Total liabilities and stockholders’ equity	$16,211,000	$17,560,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Revenues:
Software license fees	$141,000	$2,119,000	$1,994,000	$6,247,000
Services and maintenance	5,301,000	5,034,000	15,945,000	17,300,000
Total revenues	5,442,000	7,153,000	17,939,000	23,547,000
Costs and expenses:
Cost of software license fees	706,000	861,000	2,166,000	1,967,000
Cost of services and maintenance	3,100,000	3,140,000	9,684,000	8,771,000
Product development	746,000	823,000	3,476,000	3,364,000
Sales and marketing	1,029,000	1,368,000	3,625,000	3,951,000
General and administrative	839,000	791,000	2,539,000	2,736,000
Total costs and expenses	6,420,000	6,983,000	21,490,000	20,789,000

(Loss) income from operations	(978,000)	170,000	(3,551,000)	2,758,000
Interest income, net	13,000	22,000	46,000	87,000
(Loss) income before income taxes	(965,000)	192,000	(3,505,000)	2,845,000
Income tax expense	11,000	-	31,000	-
Net (loss) income	$(976,000)	$192,000	$(3,536,000)	$2,845,000

Comprehensive (loss) income:
Net (loss) income	$(976,000)	$192,000	$(3,536,000)	$2,845,000
Cumulative translation adjustment	(75,000)	41,000	(62,000)	86,000
Comprehensive (loss) income	$(1,051,000)	$233,000	$(3,598,000)	$2,931,000

Basic (loss) income per share	$(0.27)	$0.05	$(0.99)	$0.80

Diluted (loss) income per share	$(0.27)	$0.05	$(0.99)	$0.80
Shares outstanding used in computing basic (loss) income per share	3,554,000	3,549,000	3,554,000	3,549,000
Shares outstanding used in computing diluted (loss) income per share	3,554,000	3,551,000	3,554,000	3,559,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(3,536,000)	$2,845,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,504,000	2,149,000
Increase (decrease) in allowance for doubtful accounts	(60,000)	182,000
Stock based compensation	219,000	419,000
Deferred tax expense	31,000	-
Changes in operating assets and liabilities:
Receivables	2,504,000	(643,000)
Prepaid expenses and other	127,000	-
Accounts payable and accrued expenses	(144,000)	106,000
Deferred revenues	(797,000)	(4,194,000)
Other assets	8,000	5,000
Net cash provided by operating activities	856,000	869,000
Cash flows from investing activities:
Purchase of short term investments	-	(500,000)
Sale of short term investments	-	500,000
Purchases of property and equipment	(234,000)	(153,000)
Capitalized software development costs	(1,544,000)	(1,450,000)
Earnout payment	-	(287,000)
Net cash used in investing activities	(1,778,000)	(1,890,000)

Cash flows provided by financing activities
Issuance costs of preferred stock	(106,000)
Proceeds from preferred stock	3,000,000	-
Release of restricted cash	150,000	75,000
Net cash provided by financing activities	3,044,000	75,000
Effect of exchange rate changes on cash	(34,000)	(74,000)
Net increase (decrease) in cash and cash equivalents	2,088,000	(1,020,000)
Cash and cash equivalents, beginning of period	1,615,000	3,120,000
Cash and cash equivalents, end of period	$3,703,000	$2,100,000

Supplemental disclosure for non-cash operating and investing activities:
Adjustment to earnout provision related to previous agreement	$2,000	$-
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Convertible Preferred Stock	Additional Paid-in Capital	Accumulated Compre- hensive Loss	Accumulated Deficit	Treasury Stock	Total Stock- holders' Equity	Compre- hensive Income (loss)
Balance, December 31, 2006	$36,000	$-	$27,532,000	$(911,000)	$(22,634,000)	$(208,000)	$3,815,000
Exercise of stock options			15,000				15,000
Stock-based compensation			305,000				305,000
Purchase preferred stock
Issuance cost of preferred stock
Currency translation adjustment				208,000			208,000	208,000
Net loss					2,765,000		2,765,000	2,765,000
Balance, December 31, 2007	36,000	-	27,852,000	(703,000)	(19,869,000)	(208,000)	7,108,000	$2,973,000
Stock-based compensation			219,000				219,000
Issue convertible preferred stock		8,000	2,992,000				3,000,000
Issuance cost of preferred stock			(106,000)				(106,000)
Currency translation adjustment				(62,000)			(62,000)	(62,000)
Net loss					(3,536,000)		(3,536,000)	(3,536,000)
Balance, September 30, 2008	$36,000	$8,000	$30,957,000	$(765,000)	$(23,405,000)	$(208,000)	$6,623,000	$(3,598,800)

1.  BASIS OF PRESENTATION

The consolidated financial statements at September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The interim financial information presented herein is not necessarily indicative of results expected for the entire year ended December 31, 2008.

2.  RECENT ACCOUNTING STANDARDS OR ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 142-3, "Determination of Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of adopting FSP 142-3 on the financial statements.

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the third quarter 2008, there were no interest or penalties related to the settlement of audits.

At September 30, 2008, the Company maintained a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of future taxable income.

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

As of September 30, 2008, the total unrecognized compensation cost related to non-vested options amounted to $554,000, which is expected to be recognized over the options’ average remaining vesting period of 1.51 years.  No income tax benefit was realized by the Company in the three and nine months ended September 30, 2008.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted average assumptions for the quarters and nine month periods ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk free interest rate	-	4.74%	2.26%	4.67%
Expected life (in years)	-	6.15	3.87	5.91
Volatility	-	101%	87%	103%
Expected dividends	-	-	-	-

The weighted-average fair value of options granted during the nine months ended September 30, 2008 and 2007 is estimated at $4.10 and $4.40 respectively.  No options were granted for the three months ended September 30, 2008.  For the three months ended September 30, 2007, the weighted-average fair value of options granted is estimated to be $3.60.

Activity under the Company’s stock option plans for the nine months ended September 30, 2008 is as follows:

	OPTIONS OUTSTANDING
	Shares	Wtd. Avg. Exercise Price
Balance, December 31, 2007	484,000	$5.91
Authorized	-	-
Granted	25,000	4.10
Cancelled	(35,000)	6.97
Exercised	-	-
Expired	(17,000)	7.63
Balance, September 30, 2008	457,000	$5.66

The following table summarizes outstanding options that are vested and expected to vest and options under the Company’s stock options plans as of September 30, 2008:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	457,000	$5.66	7.24	$29,000

Ending Vested and Expected to Vest	346,000	$5.82	6.81	$29,000

Options Exercisable	206,000	$6.35	5.55	$29,000

5. EARNINGS PER SHARE

The Company follows SFAS 128 “Earnings Per Share” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations.  Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s convertible preferred stock and exercise of options as if they were dilutive.  In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had a net loss available to the common shareholders for the three months ended September 30, 2008 and net income for the three months ended September 30, 2007.  The Company had a net loss available to the common shareholders for the nine months ended September 30, 2008 and net income for the nine months ended September 30, 2007.  (Loss) income per share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net (loss) income available to common shareholders	$(976,000)	$192,000	$(3,536,000)	$2,845,000

Denominator:
Weighted average shares used to compute net (loss) income available to common shareholders per common share-basic	3,554,000	3,549,000	3,554,000	3,549,000
Effect of dilutive stock options	-	2,000	-	20,000

Weighted average shares used to compute net (loss) income available to common shareholders per common share-dilutive	3,554,000	3,551,000	3,554,000	3,551,000

Basic net (loss) income per share to common Shareholder	$(.27)	$.05	$(0.99)	$.35

Dilutive net (loss) income per share to common shareholder	$(.27)	$.05	$(0.99)	$.35

All options outstanding for the three and nine months ended September 30, 2008 to purchase shares of common stock and preferred stock convertible into common stock were excluded from the diluted loss per common share calculation as the inclusion of the options and the convertible preferred stock would have been antidilutive.  For the three and nine months ended September 2007, the Company had net income.  For the three months ended September 30, 2007 there were 1,906 net additional dilutive shares assumed to be converted at an average exercise price of $3.51 and for the nine months ended September 30, 2007 there were 9,797 net additional dilutive shares assumed to be converted at an average exercise price of $3.97.

6.  MAJOR CUSTOMERS

For the three months ended September 30, 2008, one customer accounted for 16% of total revenues.  For the three months ended September 30, 2007 one customer accounted for 12% of total revenue.  For the first nine months of 2008, one customer accounted for 11% of total revenues, and during the same period of 2007 one customer accounted for 11% of total revenues.   At September 30, 2008 two customers each accounted for 10% and 15% of accounts receivables respectively and for the same period in 2007 two customers accounted for more than 17% and 16% of accounts receivables respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Software license fees
United States
Domestic	$141,000	$1,846,000	$1,663,000	$5,009,000
Export	-	-	-	-
Total United States software license fees	141,000	1,846,000	1,663,000	5,009,000

Europe	-	-	-	711,000
Asia Pacific	-	273,000	331,000	527,000
Total foreign software license fees	-	273,000	331,000	1,238,000
Total software license fees	$141,000	$2,119,000	$1,994,000	$6,247,000

Services and maintenance
United States
Domestic	$3,703,000	$3,264,000	$11,577,000	$10,833,000
Export	-	48,000	155,000	149,000
Total United States service and maintenance revenue	3,703,000	3,312,000	11,732,000	10,982,000

Europe	721,000	1,295,000	2,287,000	5,140,000
Asia Pacific	877,000	427,000	1,926,000	1,178,000
Total foreign service and maintenance revenue	1,598,000	1,722,000	4,213,000	6,318,000
Total service and maintenance revenue	5,301,000	5,034,000	15,945,000	17,300,000

Total revenue	$5,442,000	$7,153,000	$17,939,000	$23,547,000

Net (loss) income
United States	$(802,000)	$(153,000)	$(2,577,000)	$173,000
Europe	(445,000)	115,000	(1,315,000)	2,229,000
Asia Pacific	271,000	230,000	356,000	443,000
Net (loss) income	$(976,000)	$192,000	$(3,536,000)	$2,845,000

9.  CONVERTIBLE PREFERRED STOCK

On September 24, 2008 the Company sold 826,446 shares of Series-A Convertible Preferred Stock (“preferred stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the preferred stock at an initial rate of 6% and shall be payable only when, as and if declared by the Company’s Board of Directors, quarterly in arrears.

The preferred stock may be converted into common stock at the initial rate of one share of common for each share of preferred stock.  The holder has the right during the first six months following issuance to convert up to 40% of the shares purchased, except in the event of a change in control of the Company, at which time there is no limit.  After six months there is no limit on the number of shares that may be converted.

The Company has the right to redeem, subject to board approval, up to 60% of the shares of preferred stock at its option during the first six months after issuance at a price equal to 110% of the purchase price plus all accrued and unpaid dividends.  The limitations on conversion and the redemption rights during this initial six-month period are not applicable in the event of certain change of control events.  Commencing two years after issuance, the Company shall have certain rights to cause conversion of all of the shares of preferred stock then outstanding.  Commencing four years after issuance, the Company may redeem, subject to board approval, all of the shares of preferred stock then outstanding at a price equal to the greater of (i) 130% of the purchase price plus all accrued and unpaid dividends and (ii) the fair market value of such number of shares of common stock which the holder of the preferred stock would be entitled to receive had the redeemed preferred stock been converted immediately prior to the redemption.

In accordance with relevant accounting pronouncements, the Company recorded the preferred stock on the Company’s consolidated balance sheet within Stockholders’ Equity.  In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” the preferred stock is recorded on the consolidated balance sheet at the amount of net proceeds received less an imputed dividend cost.  The imputed dividend cost of $218,000 was the result of the preferred stock having a dividend rate during the first two years after its issuance (6%) that is lower than the rate that becomes fixed (10%) after the initial two year period.  The imputed dividend cost of $218,000 will be amortized over the first two years from the date of issuance and is based upon the present value of the dividend discount using a 10% yield.

10.  RESTRICTED CASH

On September 11, 2002 the Company initially invested $300,000 in a certificate of deposit (CD), which was pledged as collateral on an outstanding letter of credit related to a lease obligation.  The CD was classified as restricted cash on the balance sheet.  According to the terms of the lease agreement, the letter of credit was reduced by $75,000 per year starting in November of 2005.  In the fourth quarter of 2007, the lease agreement was renegotiated voiding the terms of the letter of credit and the need for the CD.  During the three months ending September 2008, the letter of credit was terminated and the CD redeemed by the Company.

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

For the three months ended September 30, 2008 and 2007, the Company recognized $5,442,000 and $7,153,000, respectively, of revenue related to software license fees and service and maintenance.  For the nine months ended September 30, 2008 and 2007, the Company recognized $17,939,000 and $23,547,000, respectively of revenue related to software license fees and service and maintenance.  Included in revenue for the nine months ended September 30, 2008 and 2007 was $802,000 and $3,882,000, respectively, for which the Company’s revenue recognition policy was met during this period.

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

Goodwill

On September 21, 2005, the Company acquired the assets and certain liabilities of FieldCentrix, Inc. through its wholly-owned subsidiary, FC Acquisition Corp.  Included in the allocation of the purchase price was goodwill valued at $1,100,000 at December 31, 2005.  The Company tests goodwill for impairment annually during the first day of the fourth quarter of each fiscal year at the reporting unit level using a fair value approach, in accordance with the provision SFAS No. 142, Goodwill and Other Intangible Assets.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.  For the three months ended September 30, 2008, there was no change in goodwill.

Earnings Per Share

The Company follows SFAS 128 “Earnings Per Share” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations.  Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s convertible preferred stock and exercise of options as if they were dilutive.  In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had a net loss available to the common shareholders for the three months ended September 30, 2008 and net income for the three months ended September 30, 2007.  The Company had a net loss available to the common shareholders for the nine months ended September 30, 2008 and net income for the nine months ended September 30, 2007.  (Loss) income per share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net (loss) income available to common shareholders	$(976,000)	$192,000	$(3,536,000)	$2,845,000

Denominator:
Weighted average shares used to compute net (loss) income available to common shareholders per common share-basic	3,554,000	3,549,000	3,554,000	3,549,000
Effect of dilutive stock options	-	2,000	-	20,000

Weighted average shares used to compute net (loss) income available to common shareholders per common share-dilutive	3,554,000	3,551,000	3,554,000	3,551,000

Basic net (loss) income per share to common Shareholder	$(.27)	$.05	$(0.99)	$.35

Dilutive net (loss) income per share to common shareholder	$(.27)	$.05	$(0.99)	$.35

All options outstanding for the three and nine months ended September 30, 2008 to purchase shares of common stock were excluded from the diluted loss per common share calculation as the inclusion of these options would have been antidilutive.  For the three and nine months ended September 2007, the Company had net income.  For the three months ended September 30, 2007 there were 1,906 net additional dilutive shares assumed to be converted at an average exercise price of $3.51 and for the nine months ended September 30, 2007 there were 9,797 net additional dilutive shares assumed to be converted at an average exercise price of $3.97.

Convertible Preferred Stock

On September 24, 2008 the Company sold 826,446 shares of Series-A Convertible Preferred Stock (“preferred stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the preferred stock at an initial rate of 6% and shall be payable only when, as and if declared by the Company’s Board of Directors, quarterly in arrears.

The preferred stock may be converted into common stock at the initial rate of one share of common for each share of preferred stock.  The holder has the right during the first six months following issuance to convert up to 40% of the shares purchased, except in the event of a change in control of the Company, at which time there is no limit.  After six months there is no limit on the number of shares that may be converted.

The Company has the right to redeem, subject to board approval, up to 60% of the shares of preferred stock at its option during the first six months after issuance at a price equal to 110% of the purchase price plus all accrued and unpaid dividends.  The limitations on conversion and the redemption rights during this initial six-month period are not applicable in the event of certain change of control events.  Commencing two years after issuance, the Company shall have certain rights to cause conversion of all of the shares of preferred stock then outstanding.  Commencing four years after issuance, the Company may redeem, subject to board approval, all of the shares of preferred stock then outstanding at a price equal to the greater of (i) 130% of the purchase price plus all accrued and unpaid dividends and (ii) the fair market value of such number of shares of common stock which the holder of the preferred stock would be entitled to receive had the redeemed preferred stock been converted immediately prior to the redemption.

In accordance with relevant accounting pronouncements, the Company recorded the preferred stock on the Company’s consolidated balance sheet within Stockholders’ Equity.  In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” the preferred stock is recorded on the consolidated balance sheet at the amount of net proceeds received less an imputed dividend cost.  The imputed dividend cost of $218,000 was the result of the preferred stock having a dividend rate during the first two years after its issuance (6%) that is lower than the rate that becomes fixed (10%) after the initial two year period.  The imputed dividend cost of $218,000 will be amortized over the first two years from the date of issuance and is based upon the present value of the dividend discount using a 10% yield.

Results of Operations

Comparison of Three Months Ended September 30, 2008 and 2007

Revenues

Revenues decreased $1,711,000 or 24%, to $5,442,000 for the three months ended September 30, 2008 from $7,153,000 for the three months ended September 30, 2007.  Software license fee revenues decreased $1,978,000, or 93%, from the same period last year.  Services and maintenance fees for the three months ended September 30, 2008 amounted to $5,301,000, a 5% increase from the same quarter in 2007.

The Company’s international operations contributed $1,598,000 of revenues in the third quarter of 2008, which is a 20% decrease compared to revenues generated during the third quarter of 2007.  The Company’s revenues from international operations amounted to 30% of the total revenue for the third quarter in 2008, compared to 28% of total revenues for the same quarter in 2007.

Software license fee revenues decreased 93% to $141,000 in the third quarter of 2008 from $2,119,000 in the third quarter of 2007.  Astea Alliance license revenues decreased $1,839,000 or 98%, to $44,000 in the third quarter of 2008 from $1,883,000 in the third quarter of 2007.  The decrease is attributable to a significant decline in license sales in all regions of the world in which the Company operates which is attributable to the economic slowdown affecting the entire world at this time. The Company sold $97,000 of software licenses from its FieldCentrix subsidiary, a decrease of 59% from the same quarter of 2007.

Services and maintenance revenues increased to $5,301,000 from $5,034,000 in the third quarter of 2007, an increase of 5%.  Astea Alliance service and maintenance revenues increased by $518,000 or 15% compared to the third quarter of 2007.  The increase resulted from increased demand for professional services in the U.S. and Asia Pacific.  Service and maintenance revenue generated by FieldCentrix decreased by $188,000 or 14% from $1,352,000 to $1,164,000 during the same period in 2007. The decrease in revenue resulted from a decrease in both headcount as well as utilization in both implementations and pilot projects.  In addition, DISPATCH-1 service and maintenance revenues decreased $63,000 to $81,000 from $144,000 in the prior year.  The decline in service and maintenance revenue for DISPATCH-1 is expected as the Company discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees decreased 18% to $706,000 in the third quarter of 2008 from $861,000 in the third quarter of 2007.  Included in the cost of software license fees are the fixed cost of capitalized software amortization, amortization of software acquired from FieldCentrix and any third party software embedded in the Company’s software licenses sold to customers.  The principal cause of the decrease in cost of revenues is lower third party costs due to a decline in license revenue. Partially offsetting the reduced third party software costs is a slight increase in the amortization of capitalized software development costs related to both Astea Alliance and the FieldCentrix software.  Amortization of capitalized software development costs was $664,000 for the quarter ended September 30, 2008 compared to $650,000 for the same quarter in 2007.  The software license gross margin percentage was (401%) in the third quarter of 2008 compared to 59% in the third quarter of 2007.  The dramatic decline in license margin resulted primarily from the significant decrease in license revenues and the significant amount of amortization of capitalized software costs, which is not impacted by the volume of license sales.

Cost of services and maintenance decreased 1% to $3,100,000 in the third quarter of 2008 from $3,140,000 in the third quarter of 2007  The decrease in cost of service is due to a slight decrease in headcount compared to the same quarter in 2007.  The services and maintenance gross margin percentage was 42% in the third quarter of 2008 compared to 38% in the third quarter of 2007.  The increase in services and maintenance gross margin was primarily due to the increase in billable projects and decrease in expense.

 Product Development

Product development expense decreased 9% to $746,000 in the third quarter of 2008 from $823,000 in the third quarter of 2007. The decrease results from a decrease in headcount of 14% from the same quarter in 2007.  The Company excludes the capitalization of software costs from product development.  Development costs of $757,000 were capitalized in the third quarter of 2008 compared to $527,000 during the same period in 2007.  The increase in capitalized software development costs results from the completion of a new FieldCentrix software release at the end of the quarter and work on a new version of Astea Alliance.  Gross product development expense was $1,503,000 in the quarter which is 11% more than the same quarter in 2007.  The principal reason for the cost increase is due to the unfavorable exchange rate increase of the Israeli shekel compared to the U.S. Dollar.  Israel is the home of the Astea Alliance development staff.   Product development expense as a percentage of revenues increased slightly to 14% in the third quarter of 2008 compared with 12% in the third quarter of 2007.  The increase in costs relative to revenues is due to the overall decrease in revenues compared to the same quarter in 2007.

Sales and Marketing

Sales and marketing expense decreased 25% to $1,029,000 in the third quarter of 2008 from $1,368,000 in the third quarter of 2007. The decrease in sales and marketing is attributable to a reduction in sales commission due to lower license sales, and costs incurred in 2007 that were not repeated in 2008, consisting of a customer dispute, and higher recruiting costs.  As a percentage of revenues, sales and marketing expenses remained at 19% in 2008 the same as in the third quarter of 2007.

General and Administrative

General and administrative expenses increased 6% to $839,000 during the third quarter of 2008 from $791,000 in the third quarter of 2007.  The increase in general and administrative expenses is principally attributable to costs associated with outside consultants.  As a percentage of revenue, general and administrative expenses increased to 15% in the third quarter of 2008 from 11% in the third quarter of 2007.

Interest Income, Net

Net interest income decreased $9,000 to $13,000 in the third quarter of 2008 from the third quarter of 2007.  The decrease resulted primarily from a decline in interest rates.

Income Tax Expense

The Company recorded a provision of $11,000 for the three months ended September 30, 2008 compared to $0 for the same period in 2007 for income taxes which resulted from a difference between an indefinite-lived asset, goodwill, which is amortized for tax, but not amortized for financial purposes.

International Operations

Total revenue from the Company’s international operations decreased by 20% during the third quarter of 2008 to $1,598,000 compared to $1,995,000 for the third quarter of 2007.  The decrease in revenue from international operations was primarily attributable to a decrease in license revenue in Europe.  International operations generated a net loss of $167,000 for the third quarter ended September 30, 2008 compared to a net profit of $345,000 in the same period in 2007.

Net (Loss) Income

Net loss for the three months ended September 30, 2008 was $976,000 compared to net income of $192,000 for the three months ended September 30, 2007.  The decline results from a decrease in revenues of $1,711,000 partially offset by a decrease in expenses of $563,000 during the three months ended September 30, 2008 compared to the same period in 2007.

Comparison of Nine Months Ended September 30, 2008 and 2007

Revenues

For the nine months ended September 30, 2008, the Company recognized $802,000 in licenses and service and maintenance fees from contracts that previously did not meet the Company’s revenue recognition policy.  For the nine months ended September 30, 2007, the Company recognized $3,882,000 in license and service and maintenance revenues from contracts that previously did not meet the Company’s revenue recognition policy.  All costs related to generating these revenues were expensed in the periods in which they were incurred.  The results from operations for the periods include all of the revenue discussed, but no related costs.  Therefore, the gross profit on revenue in these periods may appear higher than other periods.  Such operating results are not typical for the Company and are not expect to recur.

Revenues decreased $5,608,000, or 24%, to $17,939,000 for the nine months ended September 30, 2008 from $23,547,000 for the nine months ended September 30, 2007. The decrease in revenues is principally the net result of recognizing $3,882,000 of revenue in the nine months ended September 2007 from sales which had been deferred in 2004, 2005 and 2006 due to undelivered elements contained in the original contract which were delivered in that period.  In addition, deteriorating worldwide economic conditions have resulted in a decrease in license revenue of $3,121,000 excluding the impact of recognizing revenues previously deferred due to undeliverable elements.  Partially offsetting this decrease was the recognition of $802,000 in license, service and maintenance revenues in the nine months ended September 30, 2008 that had been deferred from a contract in the third quarter of 2007 due to a specific upgrade right contained in an implementation agreement.  The recognition of previously deferred revenues includes license revenue of $674,000 in the nine months ended September 30, 2008 and $1,806,000 in the nine months ended September 30, 2007.  The remainder of the recognized revenue that had previously been deferred consists of service and maintenance revenue.  Also contributing to the reduction in revenues is the impact of worldwide economic conditions on reducing demand for making buying decisions.

Software license fee revenues decreased $4,253,000, or 68%, from the same period last year.  Services and maintenance revenues for the nine months ended September 30, 2008 amounted to $15,945,000, an 8% decrease from the same period in 2007.  Excluding the recognition of $2,076,000 of previously deferred service and maintenance revenue in the first nine months of 2007, service and maintenance revenue increased 4%.

The Company’s international operations contributed $4,544,000 of revenues in the first nine months of 2008 compared to $7,556,000 in the first nine months of 2007.  This represents a 40% decrease from the same period last year and 25% of total Company revenues in the first nine months of 2008.

Software license revenues decreased 68% to $1,994,000 in the first nine months of 2008 from $6,247,000 in the first nine months of 2007.  Astea Alliance license revenues decreased $3,593,000 to $1,476,000 or 71% in the first nine months of 2008 from $5,069,000 in the first nine months of 2007.  The decrease in Astea Alliance license revenue includes the recognition of $1,806,000 offset by $674,000 of license revenue recognized in 2008 that had previously been deferred.  The majority of the reduction in license sales in 2008 compared to 2007 results from reduced demand from customers for new software which is reflected in most businesses’ results over this year.  In addition revenue from the FieldCentrix subsidiary decreased by $583,000 or 53% to $518,000.  The decline in revenue is due to a large sale in 2007 to one customer that was not repeated in 2008.  There were no sales of DISPATCH-1during the first nine months of 2008 compared to sales of $77,000 of DISPATCH-1 licenses to existing customers during the first nine months of 2007.

Services and maintenance revenues decreased 8% to $15,945,000 in the first nine months of 2008 from $17,300,000 in the first nine months of 2007. Astea Alliance service and maintenance revenue was $11,913,000, a decrease of 8%, or $979,000 over the nine months ended September 30, 2007.  The decrease in Astea Alliance service and maintenance revenues is the result of recognizing $2,076,000 in service and maintenance revenue in the first nine months of 2007 that had been deferred from the years 2006, 2005 and 2004 offset by $128,000 of revenue recognized in 2007 which had been deferred from previous years.  Excluding that revenue, service and maintenance revenue from Astea Alliance increased by $969,000 or 9%.  There was a decrease of 4% or $143,000 of service and maintenance revenue from FieldCentrix in the first nine months of 2008 compared to $3,887,000 in the first nine months of 2007.  DISPATCH-1 service and maintenance revenue decreased by $233,000 to $288,000 from $521,000 in the prior year.  The decline in service and maintenance revenue for DISPATCH-1 was expected as the Company discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees increased 10% to $2,166,000 in the first nine months of 2008 from $1,967,000 in the first nine months of 2007.  Included in the cost of software license fees is the fixed cost of capitalized software amortization.  The principal cause of the increase is the additional amortization of capitalized software in 2008 is due to the release of version 8.0 in the first quarter of 2007 which was only amortized for two quarters in 2007 compared to three quarters in 2008.   The software licenses gross margin percentage was (9%) in the first nine months of 2008 compared to 69% in the first nine months of 2007.  The decrease in gross margin was attributable to a decrease in license sales and an increase in a cost of sales.

Cost of services and maintenance increased 10% to $9,684,000 in the first nine months of 2008 from $8,771,000 in the first nine months of 2007.  The increase in cost of services and maintenance is principally due to the increase in foreign currency costs of professional services in other parts of the world resulting from a weakening U.S. dollar.  The services and maintenance gross margin percentage was 39% in the first nine months of 2008 compared to 49% in the first nine months of 2007.  Included in 2007 service and maintenance is $2,076,000 which was all recognized in 2007 resulting from a restatement with all related costs reported in the year incurred.   This resulted in disproportionately high margins in the 2007 period and are not expected to reoccur.

Product Development

Product development expense increased 3% to $3,476,000 in the first nine months of 2008 from $3,364,000 in the first nine months of 2007.  The increase results from the decrease in the value of the U.S. dollar compared to the Israeli shekel, which costs 16% more than the same period last year.  Israel is the primary site for the Company’s development. The Company excludes the capitalization of software costs in product development.  Software development costs of $1,544,000 were capitalized in the first nine months of 2008 compared to $1,450,000 during the same period in 2007.  The increase results from the continued effort of the Company for ongoing development of the next generation of Astea and FieldCentrix products.  Gross development expense was $5,020,000 during the first nine months of 2008 compared to $4,814,000 during the same period in 2007.  Product development as a percentage of revenues was 19% in the first nine months of 2008 compared with 14% in the first nine months of 2007.  The increase in percentage of revenues is the result of decreased revenues in 2008.

Sales and Marketing

Sales and marketing expense decreased 8% to $3,625,000 in the first nine months of 2008 from $3,951,000 in the first nine months of 2007. The decrease in sales and marketing expense is primarily attributable to cost associated with a customer settlement in 2007.  In addition, reduced license revenue for the first nine months of 2008 resulted in lower commission expense in 2008.  As a percentage of revenues, sales and marketing expenses increased to 20% from 17% in the first nine months of 2007.

 General and Administrative

General and administrative expenses decreased 7% to $2,539,000 in the first nine months of 2008 from $2,736,000 in the first nine months of 2007.   The decrease in general and administrative expenses is principally attributable to a reimbursement of $112,000 in legal fees received from a settlement between the Company and a third party.  As a percentage of revenues, general and administrative expenses increased to 14% from 12% in the first nine months of 2007.  In addition, exchange gains of $119,000 which are included in general and administrative costs, were recognized during the first nine months of 2008 compared to a loss of $33,000 in 2007.

Interest Income, Net

Net interest income decreased $41,000 to $46,000 from $87,000 in the first nine months of 2008.  The decrease resulted primarily from a decline in interest rates.

Income Tax Expense

The Company recorded a tax provision of $31,000 for the nine months ended September 30, 2008 compared to $0 for the same period in 2007 for income taxes which resulted from a difference between an indefinite-lived asset, goodwill, which is amortized for tax, but not amortized for financial purposes.

International Operations

Total revenue from the Company’s international operations decreased by $3,002,000, or 40%, to $4,544,000 in the first nine months of 2008 compared to $7,556,000 in the first nine months in 2007. This represents 25% of total Company revenues in the first nine months of 2008.  Total international revenues decreased 23% with the exclusion of the revenue recognized in 2007 from the U.K. customer that had been deferred from previous years.  The decrease in revenues is due to the decrease in license and professional services in Europe and Asia Pacific.   International operations generated a net loss of $959,000 for the first nine months ended September 30, 2008 compared to net profit of $2,672,000 in the same period in 2007.

Net (Loss) Income

Net loss for the nine months ended September 30, 2008 was $3,536,000 compared to net income of $2,845,000 for the nine months ended September 30, 2007.  The decline in income of $6,381,000 is the direct result of a decrease in revenues of $5,608,000 or 24% of which $802,000 of previously deferred revenue was recognized in the first nine months of 2008 and $3,882,000 was previously deferred and recognized in the first nine months of 2007 with no related costs and an increase in operating costs of 3%.

Liquidity and Capital Resources

    Operating Activities

Net cash provided by operating activities was $856,000 for the nine months ended September 30, 2008 compared to cash provided by operations of $869,000 for the nine months ended September 30, 2007, a decline of $13,000.  The decline results from a loss in 2008 which was $6,381,000 less than the income of 2007, a decrease in accounts payable and accrued expenses which used $250,000 more cash than in 2007, offset by increased collections of accounts receivable of $3,147,000, a decrease of $127,000 in prepaid expenses and a reduction in deferred revenue that was $3,397,000 less than the same time last year.

    Investing Activities

The Company used $1,778,000 for investing activities in the first nine months of 2008 compared to using $1,890,000 in the first nine months of 2007, a decrease of cash used of $112,000.  The decrease in cash used for investing activities is primarily attributable to completion of earnout payments to sellers of FieldCentrix in 2007.  Partially offsetting these decreases were increases of $81,000 for the purchase of property and equipment and an additional $94,000 in capitalized software development costs in 2008 compared to the same period of 2007.

    Financing Activities

The Company generated $3,044,000 from financing activities in the first nine months of 2008 compared to no cash in the same period of 2007.  In September 2008, the Company issued $3,000,000 of no par cumulative convertible preferred stock against which there was $106,000 of related costs.  In addition it borrowed funds on its revolving line of credit which was fully repaid during the quarter.

On May 23, 2007 the Company renewed its secured revolving line of credit with a bank to borrow up to $2.0 million.  The line of credit is secured by accounts receivable.  Interest is payable monthly based on the prime rate of interest charged by the bank.   At September 30, 2008 the total outstanding loan under the line of credit agreement was $0.  The maturity date on the line of credit is June 30, 2009.

At September 30, 2008, the Company had a working capital ratio of 1.06:1, with cash, cash equivalents and restricted cash of $3,703,000.  The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the next twelve months.  The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.  The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

Off Balance Sheet Arrangements

The Company is not involved in an any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses result in operations, liquidity, capital expenditures or capital resources.

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

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of September 30, 2008, the Company’s investments consisted of U.S. money market funds.  The Company does not expect any material loss with respect to its investment portfolio.  In addition, the Company does not believe that a 10% change in interest rates would have a significant effect on its interest income.  The Company is also exposed to market risk for changes in interest rates as it affects the revolving line of credit.  Interest is charged at the prime rate, which is subject to change.  However, the Company has used the revolving line of credit sparingly.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency.  For the three month period ended September 30, 2008, approximately 24% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4T.   CONTROLS AND PROCEDURES

The Company’s management team, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), as of the last day of the period covered by this report, September 30, 2008.  The term disclosure controls and procedures means the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the  SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, because of the material weaknesses in the Company’s internal control over financial reporting described below [need to describe material weaknesses below – nothing is described], the Company’s disclosure controls and procedures were not effective as of September 30, 2008. To address the material weaknesses in the Company’s internal control over financial reporting described below, we performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this report. As a result of these expanded procedures, the Company believes that the condensed consolidated financial statements contained in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods covered thereby in conformity with generally accepted accounting principles in the United States (“GAAP”).

Changes in Internal Control Over Financial Reporting

During the third quarter of 2008, the Company strengthened its internal controls over revenue recognition by engaging an independent consultant with significant experience in revenue recognition accounting for software, to review the Company’s accounting for revenue recognition for the quarter.

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

We will not pay any dividends on our common stock in the foreseeable future and may not be able to pay cash dividends on the Series A Convertible Preferred Stock.

We do not anticipate that we will pay any dividends on our common stock in the foreseeable future. We intend to retain any future earnings to fund operations and other corporate needs, and to fund required dividend payments on our Series A Convertible Preferred Stock.

We are required to pay approximately $45,000 in regular cash dividends on the 826,446 shares of currently outstanding preferred stock each quarter. However, the terms of the preferred stock permit us to defer dividend payments, which will accrue at a higher rate, to the extent that we do not have cash or financing available to us to cover the full quarterly dividend amount.

In addition, under Delaware law, cash dividends on capital stock may only be paid from “surplus” or, if there is no surplus, from the corporation’s net profits for the then current or preceding fiscal year. Unless we operate profitably, our ability to pay cash dividends on the preferred stock would require the availability of adequate surplus, which is defined as the excess, if any, of our net assets (total assets less total liabilities) over our capital. Further, even if adequate surplus is available to pay cash dividends on the preferred stock, we may not have sufficient cash to pay such dividends.

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

ASTEA INTERNATIONAL INC.

Date: November 13, 2008	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2008	/s/Rick Etskovitz
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