Form 10-K
period 2008-12-31
ASTEA INTERNATIONAL INC
filed 2009-03-31
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
(Mark One)
 [X]           Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For The Fiscal Year Ended:  December 31, 2008
or

[    ]           Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For the transition period from                                    to
Commission File Number: 0-26330
ASTEA INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	23-2119058
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

240 Gibraltar Road, Horsham, Pennsylvania	19044
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 682-2500

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value Per Share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange  Act:  NONE
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
     Large Accelerated filer __      Accelerated Filer __      Non-accelerated Filer       Smaller Reporting Company _X_

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 if the Exchange Act.)   Yes__ No X

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2008 (based on the closing price of $3.66 as reported by the Capital Market of The NASDAQ Stock Market LLC as of such date) was $8,018,515.  For purposes of determining this amount only, the registrant has defined affiliates of the registrant to include the executive officers and directors of registrant and holders of more than 10% of the registrant’s common stock on June 30, 2008.

As of March 5, 2009, 3,554,049 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

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

Item 1.                      Business.

Industry Overview – Service Management

In a very simplistic manner, service management is typically defined as a technician performing repair, installation, or regularly scheduled/preventive maintenance work at a customer site. It involves the management of incoming service requests, dispatching of service technicians, managing parts, managing contracts, prioritizing service based on service level agreement and severity of problem, and the repair, refurbish and retirement process for a piece of equipment. Field service organizations vary greatly in size, target industries and supported technologies.  Although every industry relies on field service to some degree, for some industries field service is critical.  Equipment from computers and peripherals to building systems, office equipment and medical equipment depend on field service.  Sometimes, this equipment is the lifeblood of a company, and any downtime or service interruptions can significantly impair operations or even endanger human life and safety.

Managing today's service enterprise means planning and coordinating service on a global scale. It means delighting your customers - and it calls for new technologies and business practices designed specifically to solve the service lifecycle management challenge. The benefits of implementing Service Management solutions are applicable in virtually every service organization, regardless of type, size, or geography served.  In fact, the larger and more global the organization, the greater the potential benefits are likely to be.  Typically benefits of implementing service management solutions fall into 5 categories:

1.      Reduced Service Costs
• Improved technician productivity
• Improved Inventory/parts management
• Optimized service delivery
• Reduced time in the “service-to-cash” cycle

2.      Streamlined Workflow
Best-of-breed service management solutions with industry best practices already built-in, enable practitioners to benefit not only from the automation of their current processes, but also by allowing them to redefine and improve their processes to deliver optimum results

3.      Improved Service Levels

There are basically two ways to look at service management solutions - (1) as a tool for lowering the cost of doing business, and (2) as a means for improving existing service levels. While the cost savings may be very real, service management solutions can also be a significant contributor to the overall improvement in the levels of service performance for the organization, as follows:
•	Complete Charge Capture of Service Delivery
•	Maximized Cross-Selling and Up-Selling Opportunities
•	Ability to Leverage Service as a Competitive Advantage

4.      Enhanced Quality and Growth
While most of the benefits described thus far focus primarily on transitioning from the past to the present, enhanced quality and growth clearly looks to the future of the organization - and this is where service management solutions can really excel. The three main forward-thinking benefits may be summarized as follows:

•	Ability to Deliver Consistent Service Globally
•	Modularity for Supporting Growth
•	Improved Quality and Reduced Costs

5.           Increased Customer Satisfaction
The vast majority of today’s services managers recognize customer satisfaction for exactly what it is - an essential building block for long-term, profitable relationships that ultimately leads to customer loyalty and repeat business. Numerous studies have also shown that acquiring a customer is a lot more expensive than retaining an existing one. By utilizing service management solutions to anticipate customers’ needs and requirements, improve responsiveness, and deliver consistent service, services organizations can improve the way in which their customers perceive the quality of their service offerings - and this will go a long way in their ability to transform customer satisfaction into true customer loyalty.

General

Astea International Inc. and subsidiaries (collectively “Astea” or the “Company”) develop, market and support service management software solutions, which are licensed to companies that sell and service equipment, and/or sell and deliver professional services. Companies invest in Astea’s software and services to automate enterprise business processes for purposes of revenue enhancement, cost containment, operational efficiency improvement, and expansion of management’s awareness of operational performance through analytical reporting.  Customers’ return on investment from implementing Astea’s solutions is achieved through more efficient management of information, people and cash flows, thereby increasing competitive advantages and customer satisfaction as well as top-line revenue and profitability.

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

Astea offers all the cornerstones of service lifecycle management, including customer management, service management, asset management, reverse logistics management and mobile workforce management.  This comprehensive approach provides unmatched expertise in service lifecycle workflow and integration needs throughout the service continuum.  Astea’s solutions empower companies by making more actionable data readily accessible, providing companies agility needed to achieve sustainable value more quickly and compete successfully in a global community.

Astea’s software has been licensed to approximately 630 companies worldwide. Customers range from mid-size organizations to large, multinational corporations with geographically dispersed locations around the globe. The Company markets and supports its products through a worldwide network of direct and indirect sales and services offices with corporate headquarters in the United States and regional headquarters in the United Kingdom and Australia.  Sales partners include distributors (value-added resellers, system integrators and sales agents) and OEM partners.  See Note 12 to the Consolidated Financial Statements Geographic Segment Data for revenues, income (loss) from operations and long lived assets related to each of the Company’s geographic operating regions for the past three years.

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

In the first quarter of 2007, the latest software version, Astea Alliance 8.0 was released.  This version delivered extensive enhancements and new features to empower service-centric organizations to achieve a new level of service excellence.  Built on Microsoft .NET platform and offering more than 200 web services for ease of integration and accelerated development, Astea Alliance 8.0 is one of the most open and non-proprietary solutions available on the market today.   It builds on the prior version, Astea Alliance 6.8, which was designed and built with new system architecture for Web-based deployment using the Microsoft.NET development architecture. Prior to this, products were engineered for Windows client/server technology and marketed as AllianceEnterprise.  AllianceEnterprise products included re-engineered and enhanced versions of service modules that were initially introduced as ServiceAlliance® in 1997, and a re-engineered and enhanced version of the Company’s sales force automation product that was initially introduced as SalesAlliance in 1999.

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

The current Astea Alliance offering consists of:
•	Core Applications
•	Mobile Applications
•	Extended Portals
•	Reporting and Business Intelligence
•	Tools

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

Astea Alliance Extended Portals:
Customer Self-Service
Remote Technician

Astea Alliance Reporting and Business Intelligence:
Alliance Reporting
Alliance Business Intelligence

Astea Alliance Tools:
Alliance Links
Alliance Studio
Alliance Knowledge Base

Astea Alliance Core Applications

Alliance Contact Center

The Alliance Contact Center application supports call centers, information desks, service hotlines, inside sales and telemarketing activities. Integrated multi-channel inbound/outbound capabilities enable customer service representatives to serve prospects and customers in their media of choice, including phone, fax, e-mail or Internet.  Integrated customer self-service portals with automated email response, automated call escalation and interface to Computer Telephony Integration (CTI) systems help streamline customer interaction processes. Work scheduling and demand balancing optimize staff utilization. Employee personal portals with access to comprehensive real-time customer data and decision support tools including intelligent knowledge management and scripting for problem resolution and inside sales, drive higher staff productivity.  Aside from more efficient customer service and higher levels of customer satisfaction, the objectives of Astea’s Alliance Contact Center software are to reduce overhead through improved first-call resolution rates and shorter service-call handling times.  A powerful, third-party knowledge engine is integrated into this application to further enhance and extend the diagnostic tools available to contact center agents.  This optional module is also available for Depot Repair and Field Service applications.

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

Alliance Dynamic Scheduling Engine (DSE)

Alliance DSE is the new generation of field service scheduling solutions for a new era of service management.  It is a proven and robust, real-time scheduling solution designed to optimize and balance the complex tradeoffs between service cost and level of service.  It addresses the specific challenges of field service scheduling, while simultaneously increasing efficiency, accuracy and profitability to help you sustain a competitive advantage in today’s volatile environment. Astea has taken a scheduling engine that was developed to handle mission critical environments such as emergency response, where a response time determined life or death, and embedded it into its core product.   Alliance DSE provides for maximum flexibility that enables companies to proactively drive, manage and monitor their technicians through demand forecasting, workforce profiling, and operational optimization.  Powered by the latest Microsoft .NET technology, Astea’s Alliance DSE enhances productivity, improves business processes and maximizes return on investment.

Astea Alliance Mobile Applications

Astea provides a family of mobility applications for use away from the base office.  The applications enable customers to match mobile access to field sales and service needs. Untethered wireless applications with synchronized client databases are provided for notebooks and Pocket PC handheld devices. Direct-connect, real-time wireless text messaging, is provided for two-way pagers and capable mobile smart phones. The mobile connectivity integrates field sales and service activity with automated front-office processes and eliminates the time, costs, procedural delays and errors of paper reporting. Benefits include reduced field administration costs; electronic data sharing among field and in-house personnel; improved speed, accuracy, content and compliance of field reporting; faster sales order processing and customer service invoicing; and other operational efficiencies.

Astea Alliance Extended Portals

The Alliance Customer Portal is a secure, multi-level entry point that supports unattended e-business transactions for customer self-service and self-sales.  Alliance Customer Portal empowers customers as it lessens dependence on sales and service staff to conduct transactions that can be performed over the Internet. It reduces routine voice and fax calls to customer contact centers, freeing lines for customers whose critical needs do require assistance from a service representative.  The pre-defined Entry-Level, Standard and Enterprise profiles in connection with a flexible and powerful security utility ensure tight control on access to sensitive data and a range of features that can be enabled.  It also provides another channel to promote and sell more products and services to an existing customer base. The customer portal can delay or eliminate needs for contact center expansion and associated increases in facility, equipment and staffing costs.

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

Astea Alliance Tools

Alliance Link

Alliance Link is an enterprise application integration product that interfaces Astea Alliance to other enterprise systems, such as back-office financial and ERP applications, remote equipment monitoring and diagnostic software, and wireless data transmission services. Alliance Link extend Astea Alliance’s return on investment for customers by making all Alliance modules accessible to external software through web services and open, well defined, synchronous and asynchronous application programming interfaces (APIs) that are XML based.

Alliance Studio

Alliance Studio is a toolset for easily adapting system behaviour and user interfaces to specific business environments without expensive custom programming.  A customer can control how Astea Alliance automates workflows as well as the system’s intuitiveness and “look and feel” to employees, which thereby maximizes the system’s usability, effectiveness and benefits. Alliance Studio reduces system implementation time and cost, and subsequently enables customers to update system performance as their business needs change—all of which contribute to the system’s low cost of ownership.

Alliance Knowledge Base

Alliance Knowledge Base provides powerful and scalable enterprise search functionality for corporate content, across a network or on a portal, intranet or Internet site. Delivering single-point access to enterprise-wide data collections; full-text searches can be conducted quickly and easily across disparate data sources, from a single PC to corporate networks, intranets, extranets, websites and portals, improving knowledge retention and sharing across the organization. Alliance Search offers advanced functionality for entering queries and results navigation to help users quickly find the information they need. Alliance Search can provide user-friendly access to a vast range of information, including product manuals, technical support documentation, maintenance histories, repair notes, announcements, and much more. With search functionality, Alliance Search becomes much more than simply an operations tool; it can enable the sharing of all sorts of information, improve problem resolution times, and improve the quality of decision-making across an organization.

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

The current FieldCentrix Enterprise offering consists of:
•	FX Service Center
•	FX Mobile
•	FX e-Service
•	FX Fleet Manager
•	FX Resource Utilization
•	FX Interchange
•	FX Interchange for JD Edwards
•	FX Mobility Express

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

FX Fleet Manager

FX Fleet Manager is FieldCentrix’s Global Positioning System (GPS) offering to help customers manage their mobile resources more effectively. FX Fleet Manager gives companies better control and management of their field operations and allows them to make decisions that will increase profitability, reduce service costs, enhance customer responsiveness and satisfaction, and improve productivity and efficiency. With FX Fleet Manager, dispatchers and office personnel will always know where mobile resources are located — in real-time. Are they where they should be? Are they lost? Are they safe? There’s an emergency service request — which resource is the closest with the right parts and skill sets? All this information and more are available to more efficiently manage mobile resources.

FX Resource Utilization

With the FieldCentrix Enterprise solution, organizations have already gained the competitive advantage of best-of-breed mobile field service automation.  By adding FX Resource Utilization software to the mix, they can now take their real time service data to the next level and dramatically increase the productivity and efficiency of their work force and service operations through load balancing and optimized resource planning.  FX Resource Utilization is a strategic workforce modelling tool for accurately planning, tracking, and analyze service resources in real-time.  It provides an easy and automated way to size, manage, and report on resource capacity and utilization across the enterprise to determine how to best deploy resources, cost effectively balance workloads and service engineers, and still make sure all service level commitments are met and contracts remain profitable.

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

Astea Client Services

Professional Services:

Astea’s typical professional services engagement includes planning, prototyping and implementation of Astea’s products within the client’s organization.  Some customers may require customization, but they are relatively insignificant.

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

The next integral phase in the professional services engagement is the implementation phase, in which Astea’s professional services personnel work with the client to develop detailed data mapping, conversions, interfaces and other technical and business processes necessary to integrate Astea’s solutions into the customer’s computing environment.  Ultimately, education plans are developed and executed to provide the customer with the process and system knowledge necessary to effectively utilize the software and fully implement the solution.  Professional services are charged on an hourly or daily basis.

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

Following the Go Live, Astea professional services engages the customer in the Assessment Phase.  During this effort, the delivered system is assessed to validate benefits, analyze processes to measure key performance indicators, document and understand lessons learned.  To perform these assessments, Astea consultants collect and analyze the planned benefits, processes used to capture and report on the key performance indicators, and document the lessons learned from all phases of the implementation.  An action plan is developed from the lessons learned and key performance indicators for use in future phases and/or releases.

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

During the implementation phase, Astea’s technical services team is often engaged to assist with the functional and/or technical design as related to customer desired system personalization, minor customization and interfaces, often referred to as ‘gaps’.  Gap solutions are assessed and categorized into system, studio, customization or interface.  Utilizing the services of the customer project team, Astea professional services and Astea technical services create Business Requirement Documents (BRDs) for all customizations and interfaces.  Astea technical services will provide specifications and a quote for the customization.  The Customer and Astea agree on the outcome of the customization and all expected outputs prior to the actual development customization.  Following acceptance of the BRDs, code will be written as per design.  QA of the code with test data sets will complete these efforts.

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

Customers

The Company estimates that it has sold licenses to approximately 630 customers ranging from small, rapidly growing companies to large, multinational corporations with geographically dispersed operations and remote offices. More than 255 licenses (including 2008 sales) have been sold for Astea Alliance, 40 for FieldCentrix products and the remainder for DISPATCH-1 software.  The broad applicability of the Company’s products is demonstrated by the wide range of companies across many markets and industries that use one or more of Astea’s products, including customers in information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management, telecommunications, and other industries with equipment sales and service requirements.  In 2008 no customers accounted for more than 10% of total revenues.  In 2007 two customers represented 11% and 10% of total revenues respectively.

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

Astea’s international sales accounted for 26% of the Company’s revenues in 2008 and 32% of the Company’s revenues in 2007.  See “Certain Factors that May Affect Future Results—Risks Associated with International Sales.”

Product Development

Astea’s product development strategy is to provide products that perform with exceptional depth and breadth of functionality and are easy to implement, use and maintain.  Products are designed to be flexible, modular and scalable, so that they can be implemented incrementally in phases and expanded to satisfy the evolving information requirements of Astea’s clients and their customers.  Each product is also designed to utilize n-tier, distributed, thin-client and Web environments that can be powered by multiple hardware platforms and operating systems. To accomplish these goals, the Company uses widely accepted commercially available application development tools from Microsoft Corporation for Astea Alliance and FieldCentrix. These software tools provide the Company’s customers with the flexibility to deploy Astea’s products across a variety of hardware platforms, operating systems and relational database management systems. The latest Astea Alliance products are currently being engineered for existing and emerging Microsoft technologies such as Microsoft Message Queuing (MSMQ), Windows Presentation Foundation (WPF); Visual Studio 2008; Microsoft .NET Framework; Internet Information Server (IIS) and Microsoft.NET Enterprise Servers including Windows 2003 and 2008 Servers, SQL Server and BizTalk Server.

In addition to product development that is conducted at Company facilities in the United States and Israel, Astea may participate in partnerships with complementary technology companies to reduce time-to-market with new product capabilities in order to continually increase its value proposition to existing and prospective customers.

The Company’s total expense for product development for the years ended December 31, 2008 and 2007 was $4,224,000 and $4,402,000, respectively. These expenses amounted to 17% and 14% of total revenues for 2008 and 2007 respectively.  The Company’s capitalized software development costs were $2,118,000 and $1,836,000 in 2008 and 2007, respectively.  Capitalized software development costs increased approximately $300,000 in 2008 compared to 2007 principally due to the development of FieldCentrix version 4.5 which was released in late 2008.    At that time all costs related to improving the product were no longer capitalized and instead charged directly to product development expenses.  The Company anticipates that it will continue to allocate substantial resources to its development effort for the upgrade of its suite of products.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Certain Factors that May Affect Future Results—Need for Development of New Products.”

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

Competitors vary in size, scope and breadth of the products and services offered.  The Company encounters competition generally from a number of sources, including other software companies, third-party professional services organizations that develop custom software, and information systems departments of potential customers developing proprietary, custom software.  In the service management marketplace, the Company competes against publicly held companies and numerous smaller, privately held companies.  The Company’s competitors include Siebel Systems, Inc. (“Siebel”) and PeopleSoft Inc., (“PeopleSoft”), both acquired by Oracle, SAP AG (“SAP”), Oracle Corporation (“Oracle”), Clarify which was acquired by Amdocs Limited (“Amdocs Clarify”), Viryanet Ltd. (“Viryanet”) and a number of smaller privately held companies.  See “Certain Factors that May Affect Future Results—Competition in the Customer Relationship Management Software Market is Intense.”

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

Employees

As of December 31, 2008, the Company, including its subsidiaries, had a total of 158 full time employees worldwide, 88 in the United States, 16 in the United Kingdom, 5 in the Netherlands, 39 in Israel, 11 in Australia and 2 in Japan and 3 part time employees, 2 in the United States and 1 in the Netherlands ..  The Company’s future performance depends, in significant part, upon the continued service of its key technical and management personnel and its continuing ability to attract and retain highly qualified and motivated personnel in all areas of its operations.  See “Certain Factors that May Affect Future Results—Dependence on Key Personnel; Competition for Employees.” None of the Company’s employees is represented by a labor union.  The Company has not experienced any work stoppages and considers its relations with its employees to be good.

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

Recent History of Net Losses

The Company has a history of net losses.  In 2008, it generated a net loss of $3.1 million.  The Company generated net income of $2.8 million in 2007 and a net loss of $7.1 million in fiscal 2006.  As of December 31, 2008, stockholders’ equity is approximately $7.1 million, which is net of an accumulated deficit of approximately $23.0 million.  Moreover, the Company expects to continue to incur additional operating expenses for research and development.  As a result, the Company will need to generate significant revenues to achieve and maintain profitability.  The Company may not be able to achieve the necessary revenue growth or profitability in the future.  If the Company does not attain or sustain profitability or raise additional equity or debt in the future, the Company may be unable to continue its operations.

Decreased Revenues from DISPATCH-1

In both 2008 and 2007, 2% of the Company’s total revenues were derived from licensing and providing of professional services in connection with the implementation, deployment and maintenance of DISPATCH-1 installations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company originally introduced Astea Alliance in August 1997 in order to target a market segment in which DISPATCH-1 was not cost-effective or attractive.  Subsequent, rapid changes in technology have now positioned the Astea Alliance suite, introduced in 2001 and which includes the Astea Alliance functionality, to supersede DISPATCH-1 as the company’s flagship product.  As a result, there are no license sales planned or anticipated for DISPATCH-1 to new customers.  In 2008, there were no DISPATCH-1 license sales to existing customers compared to $77,000 in 2007.  Total DISPATCH-1 revenues have been declining and insignificant in each of the last three fiscal years.  That trend is expected to continue.

While the Company has licensed Astea Alliance to over 255 companies worldwide from 1998 through 2008, and more than 40 companies for the FieldCentrix suite supported by the Company since September 2005, revenues from sales of both Astea Alliance and FieldCentrix may not be sufficient to support the expenses of the Company.  The Company’s future success will depend mainly on its ability to increase licensed users of both the Astea Alliance suite and FieldCentrix offerings, on developing new products and product enhancements to complement its existing product offerings, on its ability to continue to generate professional services, support and maintenance revenues to Astea Alliance and FieldCentrix customers and on its ability to control its operating expenses.  Any failure of the Company’s products to achieve or sustain market acceptance, or of the Company to sustain its current position in the Customer Relationship Management software market, would have a material adverse effect on the Company’s business and results of operations.  There can be no assurance that the Company will be able to increase demand for Astea Alliance and FieldCentrix products, maintain an acceptable level of support and maintenance revenues or to lower its expenses, thereby avoiding future losses.

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

Risk of Product Defects; Failure to Meet Performance Criteria

The Company’s software is intended for use in enterprise-wide applications that may be critical to its customer’s business.  As a result, customers and potential customers typically demand strict requirements for installation and deployment.  The Company’s software products are complex and may contain undetected errors or failures, particularly when software must be customized for a particular customer, when first introduced or when new versions are released.  Although the Company conducts extensive product testing during product development, the Company has at times delayed commercial release of software until problems were corrected and, in some cases, has provided enhancements to correct errors in released software.  The Company could, in the future, lose revenues or incur additional and unexpected costs as a result of software errors or defects.  Despite testing by the Company and by current and potential customers, errors in the software, customizations or releases might not be detected until after initiating commercial shipments, which could result in additional costs, delays, possible damage to the Company’s reputation and could cause diminished demand for the Company’s products.  This could lead to customer dissatisfaction and reduce the opportunity to renew maintenance contracts or sell new licenses.

Continued Dependence on Large Contracts May Result in Lengthy Sales and Implementation Cycles and Impact Revenue Recognition and Cash Flow

The sale and implementation of the Company’s products generally involve a significant commitment of resources by prospective customers.  As a result, the Company’s sales process is often subject to delays associated with lengthy approval processes attendant to significant capital expenditures, definition of special customer implementation requirements, and extensive contract negotiations with the customer.  Therefore, the sales cycle varies substantially from customer to customer and typically lasts between four and twelve months.  During this time the Company may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies.  The Company may experience a number of significant delays over which the Company has no control.  Because the costs associated with the sale of the product are fixed in current periods, there may be a lag between the time the Company incurs costs with regard to a particular customer or contract and the time the Company begins to receive or recognize revenues from such customer or contract.  Moreover, in the event of any downturn in any existing or potential customer’s business or the economy in general, purchases of the Company’s products may be deferred or canceled.

In addition, the implementation of the Company’s products typically takes several months of integration of the product with the customer’s other existing systems and customer training requires a close working relationship between the customer and members of the Company’s professional service organization.  These issues make it difficult to predict the quarter in which expected orders will occur.  Delays in implementation of products could cause some or all of the professional services revenues from those projects to be shifted from the expected quarter to a subsequent quarter or quarters.

When the Company has provided consulting services to implement certain larger projects, some customers have delayed payment of a portion of license fees until implementation was complete and in some cases have disputed the consulting fees charged for implementation.  There can be no assurance the Company will not experience additional delays or disputes regarding payment in the future, particularly if the Company receives orders for large, complex installations.  Additionally, as a result of the application of the revenue recognition rules applicable to the Company’s licenses under generally accepted accounting principles, license revenues may be recognized in periods after those in which the respective licenses were signed.  The Company believes that period-to-period comparisons of its results of operations should not be relied upon as any indication of future performance.

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

Competition in the Customer Relationship Management (CRM) Software Market is Intense

The Company competes in the CRM software market.  This market is highly competitive and the Company expects competition in the market to increase.  The Company’s competitors include large public companies such as Oracle, which owns PeopleSoft and Siebel, as well as traditional enterprise resource planning (ERP) software providers such as SAP that are developing CRM capabilities.  In addition, a number of smaller privately held companies generally focus only on discrete areas of the CRM software marketplace.  Because the barriers to entry in the CRM software market are relatively low, new competitors may emerge with products that are superior to the Company’s products or that achieve greater market acceptance. Moreover, the CRM industry is currently experiencing significant consolidation, as larger public companies seek to enter the CRM market through acquisitions or establish other cooperative relationships among themselves, thereby enhancing their ability to compete in this market with their combined resources.  Some of the Company’s existing and potential competitors have greater financial, technical, marketing and distribution resources than the Company.  These and other competitors pose business risks to the Company because:

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

Dependence on Technology from Third Parties

The Company integrates various third-party software products as components of its software. The Company’s business would be disrupted if this software, or functional equivalents of this software, were either no longer available to the Company or the Company was no longer able to gain access to this software on commercially reasonable terms. In either case, the Company would be required to either redesign its software to function with alternate third-party software or develop these components itself, which would result in increased costs and could result in delays in software shipments. Furthermore, the Company might be forced to limit the features available in its current or future software offerings.

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

Risks Associated with International Sales

Astea’s international sales accounted for 26% of the Company’s revenues in 2008 and 32% in 2007.  The Company expects that international sales will continue to be a significant component of its business.  In the Company’s efforts to expand its international presence, it will face certain risks, which it may not be successful in addressing.  These risks include:

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

The NASDAQ Capital Market Compliance Requirements

The Company’s common stock trades on Capital Market of The NASDAQ Stock Market LLC (“NASDAQ”), which has certain compliance requirements for continued listing of common stock, including a series of financial tests relating to shareholder equity, public float, number of market makers and shareholders, and maintaining a minimum bid price per share for the Company’s common stock.  If the Company were to fail any of the requirements, the Company’s common stock could be delisted from NASDAQ’s Capital Market. The result of delisting from NASDAQ could be a reduction in the liquidity of any investment in the Company’s common stock and a material adverse effect on the price of its common stock. Delisting could reduce the ability of holders of the Company’s common stock to purchase or sell shares as quickly and as inexpensively as they could have done in the past. This lack of liquidity would make it more difficult for the Company to raise capital in the future. Although the Company is currently in compliance with all continued listing requirements, there can be no assurance that the Company will be able to continue to satisfy such requirements.

Securities and Exchange Act of 1934 and Section 404 of the Sarbanes Oxley Act of 2002 Compliance Requirements

As a publicly traded company, the Company is subject to the reporting requirements of the Securities and Exchange Act of 1934.  Furthermore, the Company is categorized as a smaller reporting company, which means that the Company must have its’ auditors attest to the systems of internal control as of December 31, 2009 as required under Section 404 of the Sarbanes-Oxley Act of 2002.  Failure to adequately comply with either act can result in penalties and sanctions. In addition, the independent auditors may issue a qualified opinion on the Company’s systems of internal controls which may negatively impact customer and investor confidence in the Company.

Material Weakness in Internal Control

In connection with the preparation for the 2007 audit, management discovered errors in accounting for revenue.  The discovery of these errors required management to restate its annual financial statements for 2005 and 2006 as well as all quarters from March 31, 2006 through September 30, 2007.   Management communicated to the Company's Audit Committee that the following matter involving the Company's internal controls and operations was considered to be a material weakness, as defined under standards established by the Public Company Accounting Oversight Board.

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

The Company upon determining that there was a material weakness in accounting for revenues, expanded its internal contract documentation procedures as well as its professional service implementation plan review procedures in order to fully comply with all provisions of US GAAP, to correct the material weakness identified.  However, as of December 31, 2008, the material weakness in accounting for revenues remains and it is possible that errors in future financial statements could go undetected.

Increased Costs for Sarbanes-Oxley Compliance

The Company is considered a smaller reporting company for purposes of complying with section 404 of the Sarbanes-Oxley Act.  In 2007 and 2008, the Company must comply by reporting that it has examined and tested its internal controls and that it complies with the standards set for smaller reporting companies as of December 31, 2007 and 2008.  For the year ended December 31, 2009, the Company’s auditors will be required to attest to management’s assertion on its internal accounting controls.  As a result of the increased requirements placed on the Company by section 404 of the Sarbanes-Oxley Act, the Company expects to incur increased audit costs as well as costs to contract with outside consultants to assist in the compliance effort.

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

None

Item 4.                      Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

PART II

Item 5.                      Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s Common Stock is traded on Capital Market of NASDAQ under the symbol “ATEA.”    The following table sets forth the high and low closing sale prices for the Common Stock as reported by the NASDAQ for the past two fiscal years:

2008	High	Low
First quarter	$5.77	$3.07
Second quarter	5.90	3.37
Third quarter	4.15	2.98
Fourth quarter	3.75	1.86

2007	High	Low
First quarter	$7.37	$5.31
Second quarter	8.05	5.35
Third quarter	6.36	4.00
Fourth quarter	6.76	4.11

As of March 5 2009, there were approximately 43 holders of record of the Company’s Common Stock.  On March 5, 2009, the last reported sale price of the Common Stock as reported by NASDAQ was $2.06 per share.

Dividend Policy

The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends on common stock is appropriate. No dividends have been declared since June 2000.  The Company has no intention at this time to pay dividends on its common stock. Consequently, shareholders will need to sell their shares of our common stock to realize a return on their investment, if any.

In September 2008, the Company issued convertible preferred stock.  Dividends accrue daily at an initial rate of 6% and are payable quarterly only when they are declared by the board of directors.  The first dividend was paid at the end of 2008.  If a dividend is not declared and paid quarterly, then the dividend accrual rate will increase to 8% until it is paid.  After 2 years from the date of issuance, September 5, 2010, the annual dividend rate increases from 6% to 10%.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants & Rights	Weighted Average Exercise Price of Outstanding Options, Warrants & Rights	Number Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	469,000	$5.57	143,000
Equity compensation plans not approved by security holders	-	-	-
Total	469,000	$5.57	143,000

Item 6.                      Selected Financial Data

Years ended December 31,	2008	2007	2006	2005	2004
(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenues:

Software license fees	$3,273	$8,089	$3,431	$8,057	$7,392
Services and maintenance	20,578	22,281	14,751	13,908	11,315
Total revenues	23,851	30,370	18,182	21,965	18,707
Cost and Expenses:
Cost of software license fees	2,852	2,641	1,687	1,178	1,838
Cost of services and maintenance	12,099	11,908	10,262	8,261	6,356
Product development	4,224	4,402	3,842	2,461	1,431
Sales and marketing	4,735	5,319	5,923	6,192	5,565
General and administrative	3,103	3,405	3,757	3,003	2,051
Total costs and expenses (1)	27,013	27,675	25,471	21,095	17,241

(Loss) income from operations before interest and taxes	(3,162)	2,695	(7,289)	870	1,466
Interest income	68	111	234	165	58
(Los) income from operations before income taxes	(3,094)	2,806	(7,055)	1,035	1,524
Income tax expense	41	41	29	7	-
Net (loss) profit	(3,135)	2,765	(7,084)	1,028	1,524
Preferred dividend	79	0	0	0	0
Net (loss) income available to common stockholders	$(3,214)	$2,765	$(7,084)	$1,028	$1,524
Basic and diluted (loss) income per share	$(.90)	$.78	$(2.00)	$.33	$.51
Shares used in computing basic (loss) income per share	3,554	3,550	3,547	3,093	2,960
Shares used in computing diluted (loss) income per share	3,554	3,550	3,547	3,116	3,001
Consolidated Balance Sheet Data at December 31,
Working capital (deficit)	$1,294	$323	$(3,580)	$5,495	$3,969
Total assets	15,166	17,560	18,059	21,612	13,754
Long-term debt, less current portion	-	-	-	-	-
Accumulated deficit	(23,004)	(19,869)	(22,634)	(15,550)	(16,578)
Total stockholders’ equity	7,172	7,108	3,815	10,459	5,461

(1)
Results for 2008, 2007 and 2006 include expense of $308,000, $305,000 and $397,000 respectively for stock compensation plans as required under SFAS 123(R), effective at January 1, 2006.  Prior years do not contain cost of stock compensation plans.

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

Software license fees accounted for 14% of the Company’s total revenues in 2008, which was mostly comprised of sales of Astea Alliance.  Software license fee revenues also include some fees from the sublicensing of third-party software, primarily knowledge management, mapping and analytical software licenses.  Typically, customers pay a license fee for the software based on the number of licensed users.  Depending on the contract terms and conditions, software license fees are recognized as revenue upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable.  If significant vendor obligations exist at the time of delivery or if the product is subject to uncertain customer acceptance, revenue is deferred until no significant obligations remain or acceptance has occurred.

The remaining component of the Company’s revenues consists principally of fees derived from professional services associated with the implementation and deployment of the Company’s software products and maintenance fees for ongoing customer support, primarily external customer technical support services and product enhancements.  Professional services (including training) are charged on an hourly or daily basis and billed on a regular basis pursuant to customer work orders.  Training services may also be charged on a per-attendee basis with a minimum daily charge.  Out-of-pocket expenses incurred by company personnel performing professional services are typically reimbursed by the customer.  The Company recognizes revenue from professional services as the services are performed.  Maintenance fees are typically paid to the Company under written agreements entered into at the time of the initial software license.  Maintenance revenue, which is generally invoiced annually, is recognized ratably over the term of the agreement.

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

The Company recognizes revenue on its software products in accordance with AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition.

The Company recognizes revenue from license sales when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the license fee is fixed and determinable and the collection of the fee is probable.  We utilize written contracts as a means to establish the terms and conditions by which our products support and services are sold to our customers.  Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs after a license key has been delivered electronically to the customer.  Revenue for arrangements with extended payment terms in excess of one year is recognized when the payments become due, provided all other recognition criteria are satisfied.  If collectability is not considered probable, revenue is recognized when the fee is collected.  Our typical end user license agreements do not contain acceptance clauses.  However, if acceptance criteria are required, revenues are deferred until customer acceptance has occurred.

If these criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit's relative fair value. There may be cases, however, in which there is objective and reliable evidence of fair value of the undelivered item(s) but no such evidence for the delivered item(s). In those cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate fair value of the undelivered item(s). We apply the revenue recognition policies discussed below to each separate unit of accounting.

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

We believe that our accounting estimates used in applying our revenue recognition are critical because:

• the determination that it is probable that the customer will pay for the products and services purchased is inherently judgmental;
• the allocation of proceeds to certain elements in multiple-element arrangements is complex;
• the determination of whether a service is essential to the functionality of the software is complex;
• establishing company-specific fair values of elements in multiple-element arrangements requires adjustments from time-to-time to reflect recent prices charged when each element is sold separately; and
• the determination of the stage of completion for certain consulting arrangements is complex.

Changes in the aforementioned items could have a material effect on the type and timing of revenue recognized.

 If we were to change our pricing approach in the future, this could affect our revenue recognition estimates, in particular, if bundled pricing precludes establishment of VSOE.

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

We believe that our estimate of our allowance for doubtful accounts is critical because of the significance of our accounts receivable balance relative to total assets. If the general economy deteriorated, or factors affecting the profitability or liquidity of the industry changed significantly, then this could affect the accuracy of our allowance for doubtful account

Capitalized Software and Research and Development Costs

The Company accounts for its internal software development costs are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed".  The Company capitalizes software development costs subsequent to the establishment of technological feasibility through the product’s availability for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Product development expense includes payroll, employee benefits, other headcount-related costs associated with product development and any related costs to third parties under sub-contracting or net of any collaborative arrangements.

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

We believe that our estimate of our capitalized software costs and the period for their amortization is critical because of the significance of our balance of capitalized software costs relative to our total assets. Potential impairment is determined by comparing the balance of unamortized capitalized software costs to the sales revenue projected for a capitalized software project. If efforts to sell that software project are terminated, or if the projected sales revenue from that software project drops below a level that is less than the unamortized balance, then an impairment would be recognized.

Goodwill

Part of the purchase price for the FieldCentrix assets, acquired September 21, 2005, included the acquisition of goodwill.   Goodwill is tested for impairment on an annual basis as of September 30.  It is also tested between annual tests if indicators of potential impairment exists, using a fair-value-based approach. The valuation of goodwill uses two commonly accepted valuation methods, the market and income approaches.  The market approach analyzed the market valuations of similar companies based on recent market conditions.  The income approach analyzed the company’s expectation for future results based on current and expected economic conditions. No impairment of goodwill has been identified during any of the periods presented.

SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, the Company determines the fair value of the reporting unit. The fair value of the reporting unit is determined using various valuation techniques, including a comparable companies market multiple approach and a discounted cash flow analysis (an income approach). The comparable companies utilized in our evaluation are generally the members of our peer group.  The impairment test must be performed more frequently if there are triggering events, as for example when the Company’s market capitalization significantly declines for a sustained period, which could cause the Company to do interim impairment testing that might result in an impairment to goodwill.

The determination of the fair value of the reporting unit and the allocation of that value to individual assets and liabilities within the reporting unit requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which the Company competes; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, and capital expenditures.

Due to the inherent uncertainty involved in making these estimates, actual financial results could differ from those estimates. In addition, changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

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

As of December 31, 2008, we had approximately $15.6 million of net deferred tax assets, against which we provided a 100% valuation allowance.  Our net deferred tax assets were generated primarily by operating losses.  Accordingly, it is more likely than not, that we will not realize these assets through future operations.

On January 1, 2007, we implemented the provisions of FAS interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB statement 109 (“FIN 48”).   FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expense.  Such amounts were not material for 2008, 2007 and 2006.  The adoption of FIN 48 did not have a material impact on our financial position.

In 2008, the Israel Taxing Authority “ITA” notified the Company that it intends to re-examine a 2002 transaction that it had previously approved. The Company is vigorously defending itself in court and based on information to date, does not expect this issue to result in any additional tax to the company.

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

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 142-3, "Determination of Useful Life of Intangible Assets" ("FSP 142-3").  FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We do not expect the implementation of FSP 142-3 to have a material impact on the financial position,  results of operations or cash flows of the Company.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS No. 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No.161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009.  We do not expect the implementation of SFAS 161 to have a material impact on the financial position, results of operations or cash flows of the Company.

In May 2008, the FASB issued Financial Accounting Standard (“FAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”).  FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  FAS 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  We do not expect the implementation of FAS 162 to have a material impact on the financial position, results of operations or cash flows of the Company.

In December 2007, the FASB issued Statement of Financial Accounting Standards ("FAS") No. 141 (revised 2007), Business Combinations ("FAS 141(R)") which replaces FAS No.141, Business Combinations. FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Changes prescribed by FAS 141(R) include, but are not limited to, requirements to expense transaction costs and costs to restructure acquired entities; record earn-outs and other forms of contingent consideration at fair value on the acquisition date; record 100% of the net assets acquired even if less than a 100% controlling interest is acquired; and to recognize any excess of the fair value of net assets acquired over the purchase consideration as a gain to the acquirer. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R). Early adoption is not allowed.  Once effective, this standard will be applied to all future business combinations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements ("FAS 160").  FAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 also clarifies that all of those transactions resulting in a change in ownership of a subsidiary are equity transactions if the parent retains its controlling financial interest in the subsidiary. FAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary.  FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. FAS 160 shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  At this time, the Company does not have any non controlling interests in any subsidiaries.  If such an interest is obtained in the future, the Company will apply the rules of the standard as appropriate.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of a company's choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. We adopted SFAS No. 159 on January 1, 2008. There has been no material impact to our reporting as a result of adopting the standard.

The Company adopted the provisions of SFAS 157 effective November 15, 2007. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company has investments that are valued in accordance with the provisions of SFAS 157. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

1.	Level 1 - Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

2.	Level 2 - Valuations based inputs on other than quoted prices included within level 1, for which all significant inputs are observable, either directly or indirectly.

3.	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

On December 31, 2008 the fair value for the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

Results of Operations

The following table sets forth for the periods indicated, selected financial data and the percentages of the Company’s total revenues represented by each line item presented for the periods presented:

Years ended December 31,	2008	2007
Revenues:
Software license fees	13.7%	26.6%
Services and maintenance	86.3	73.4
Total revenues	100.0%	100.0%
Costs and expenses:
Cost of software license fees	12.0%	8.7%
Cost of services and maintenance	50.7	39.2
Product development	17.7	14.5
Sales and marketing	19.9	17.5
General and administrative	12.9	11.2
Total costs and expenses	113.3	91.1
Net (loss) income	(13.1))%	9.1%

Comparison of Years Ended December 31, 2008 and 2007

Revenues.  Total revenues decreased $6,519,000 or 21%, to $23,851,000 for the year ended December 31, 2008 from $30,370,000 for the year ended December 31, 2007.  Software license revenues decreased 60% in 2008, compared to 2007. Services and maintenance fees for 2008 amounted to $20,578,000, an 8% decrease from 2007.

Software license fee revenues decreased $4,816,000 or 60% to $3,273,000 in 2008 from $8,089,000 in 2007.  Astea Alliance license revenues decreased to $2, 300,000 in 2008 from $6,420,000 in 2007, a decrease of 64%. The overall decrease is attributable to a significant decline in license sales in all regions of the world in which the Company operates which resulted from the economic slowdown affecting the entire world at this time.  The timing of the sales cycle has also been extended contributing to the decline in license revenue. The Company also sold $973,000 of FieldCentrix licenses compared to $1,592,000 in 2007.  The Company did not have any license revenue in 2008 from its existing DISPATCH-1 customers compared to $77,000 in 2007.

Total services and maintenance revenues decreased $1,703,000 or 8% to $20,578,000 in 2008 from $22,281,000 in 2007.  Part of the decrease is attributable to the recognition in 2007 of $1,261,000 of Astea Alliance service and maintenance revenues related to a U.K. contract in which revenue was deferred from 2006 and 2005.   In addition, $869,000 of service and maintenance revenue was also recognized in 2007 for services performed in 2006 and 2005 but deferred due to the sales including certain undelivered analytical modules.  There was also a decrease in service and maintenance revenue of $417,000 from the Company’s FieldCentrix customer base. The decrease in FieldCentrix service and maintenance revenue resulted from a decrease in both headcount and the decrease in FieldCentrix license sales which impacted both implementation and pilot projects.  DISPATCH-1 service and maintenance revenues decreased 45% to $364,000 in 2008 from $657,000 in 2007.  Due to the decreasing demand for DISPATCH-1 professional services and the lack of any related product development by the Company, the decrease in service and maintenance revenue is expected to continue beyond 2008.

In 2008 no customers represented 10% or more of total revenues.  In 2007, two customers represented 11% and 10% of total revenues.

Costs of Revenues.   Costs of software license fee revenues increased 8% to $2,852,000 in 2008 from $2,641,000 in 2007. The increase results from increased amortization of capitalized software development costs.  Amortization of capitalized software increased 18% to $2,639,000 in 2008 from $2,234,000 in 2007.  The principal reasons for the increase were due to the release of FieldCentrix version 4.5 at the end of the third quarter of 2008 which began amortization in the last quarter of 2008 and a full year of amortization from the 2007 release of Astea Alliance version 8.0.  Once the new versions were released, the Company started to amortize the development costs that had previously been capitalized.  The gross margin percentage on software license sales is 13% in 2008 and 67% in 2007.  The decline in the margin results from the overall decrease in license revenue in 2008 and the increase in cost of software license fees.

Costs of services and maintenance revenues increased 2% to $12,099,000 in 2008 from $11,908,000 in 2007.  The increase in cost of services and maintenance is primarily attributed to increases in salary expense in the U.S.  Partially offsetting the salary increase was a decline in share based compensation expense for employees which declined from $71,000 in 2007 to $44,000 in 2008.  The service and maintenance gross margin percentage decreased to 41% in 2008 from 47% in 2007.  The decreased margin is primarily attributable to a decrease in new projects resulting from lower license sales in 2008.

Product  Development.   Product development expense decreased 4%, or $178,000, to $4,224,000 in 2008 from $4,402,000 in 2007.  Development costs decreased due to a decreased in headcount in 2008 from the same period in 2007.   Additionally, $42,000 in share based compensation expense for employees was recorded at December 31, 2008 compared to $51,000 expense for year ending December 31, 2007.

Product development as a percentage of total revenue increased to 18% in 2008 compared to 14% in 2007. This increase in costs relative to expenses is due to the overall decrease in revenues in 2008 compared to 2007.   Gross development expense before the capitalization of software costs and was $6,342,000 in 2008, a 3% increase from $6,238,000 in 2007.  Capitalized software totaled $2,118,000 in 2008 compared to $1,836,000 in 2007.  The increase in capitalized software of 15% over last year reflects the intense effort put forth by the Company to expand and improve its products.  In 2008, the Company released version 4.5 of its FieldCentrix offering.

Sales and Marketing.   Sales and marketing expenses decreased 11%, or $584,000, to $4,735,000 in 2008 from $5,319,000 in 2007.  The decrease is primarily the result of headcount changes during 2008 and lower commissions paid due to lower sales in 2008.   Additionally, $31,000 in share based compensation expense for employees was expensed in 2008 compared to $32,000 recorded at December 31, 2007.  The Company continues to focus on improving its market presence through intensified marketing efforts to increase awareness of the Company’s products.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased investment in lead generation for its sales force.  Sales and marketing expense as a percentage of total revenues increased to 20% in 2008 from 18% in 2007 principally resulting from the decrease in revenue in 2008 compared to 2007.

General and Administrative.   General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company’s status as a public company.  The Company’s general and administrative expenses were $3,103,000 in 2008 and $3,405,000 in 2007.  Expenses in 2008 declined $302,000, a 9% decrease.  This decrease is primarily due to a decrease in headcount.  Partially offsetting the cost decreases was an increase of $40,000 in share based compensation expense for employees in 2008 compared to 2007. As a percentage of total revenues, general and administrative expenses amounted to 13% in 2008 compared to 11% in 2007.  The increase in expenses previously described relative to revenues primarily results from the decrease in revenues.

Interest Income.   Net interest income decreased $43,000, to $68,000 in 2008 from $111,000 in 2007.  This decrease was primarily attributable to a decline in interest rates in 2008 compared to 2007 as well as reduced funds invested.

Income Tax Expense.  The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.  SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  Based on the Company’s current year and historical operating losses, the Company determined maintaining a full valuation allowance was appropriate.  The Company made a provision of $41,000 in both 2008 and also 2007, for income taxes which resulted from a difference between an indefinite-lived asset, goodwill, which is amortized for tax, but not amortized for financial reporting purposes.

International Operations.  Total revenues from the Company’s international operations decreased $3,475,000 or 35% to $6,315,000 in 2008 from $9,790,000 in 2007.  Part of the decrease in revenue from international operations was attributable to the recognition in 2007 of $1,679,000 in license, service and maintenance revenues which had been deferred from a transaction that occurred with a U.K. customer in 2004 and continued through 2006.  Excluding the revenue recognized in 2007 from the U.K. customer that had been deferred from previous years, total revenue from international operations was $8,111,000 which would reflect a 22% decrease in international revenues in 2008 over the same period in 2007.  The decrease in revenues results from a significant decrease in both license revenue and professional services in Europe as well as a decline in license revenue in the Asia Pacific region.  Overall, international operations generated a net loss of $255,000 for 2008 compared to net profit of $2,971,000 in 2007.  International operating costs increased by $190,000 due to higher cost of services and maintenance resulting from increased professional service work in our Pacific location.  The decrease in international net income of $3,226,000 is the direct result of the decrease in service and maintenance revenues and the recognition of deferred revenues from 2004 through 2006 for which all related costs had been recognized in prior years.

Net income (loss).  The Company generated a net loss of $(3,135,000) for the year ended December 31, 2008 compared to net income of $2,765,000 in 2007.  The decrease of $5,900,000 is primarily the result of a 21% decrease in revenues which approximates the change in earnings.  The decrease in revenues is due to the failure to close license deals due to the slowing economy in 2008 as well as the recognition of $3,936,000 of revenue in 2007 deferred from 2006 and 2005 related to certain undelivered modules and specified upgrade that were delivered in 2007.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $1,335,000 for the year ended December 31, 2008, an increase of $386,000 over the year ended December 31, 2007 in which $949,000 of cash was generated by operations.  The increase was primarily attributable in a decrease in accounts receivable in 2008 which generated $4,839,000 of cash compared to 2007, an increase in depreciation and amortization of $267,000, a reduction in recognized deferred revenues of $1,888,000 compared to 2007 and a reduction in prepaid expenses of $61,000 compared to 2007.  The significant reduction in deferred revenues occurred due to the deferral of license, professional services and maintenance revenues at December 31, 2006 resulting from undelivered elements, all of which were delivered in 2007 and accordingly recognized in 2007.  Partially offsetting these increases in cash flow from operations are increased uses of cash consisting of a swing in net loss of $5,900,000 which resulted from a loss of $3,135,000 in 2008 compared to income of $2,765,000 in 2007 and a decrease in accounts payable and accrued expenses of $479,000.

 Investing Activities

The Company used $2,691,000 of cash for investing activities in 2008 compared to using $2,357,000 in 2007.  The increase in cash used for investing activities of $334,000 results from an increase in property and equipment purchases of $95,000 and an increase in capitalized software development costs of $282,000 in 2008. The increase in cash outflows in 2008 were partially offset by the reduction of acquisition costs payments related to the earn out provision on the purchase of FieldCentrix.  In addition there was a change in the release of $256,000 from restricted cash.

 Financing Activities

The Company generated $2,846,000 from financing activities in 2008 compared to $15,000 for the year ended December 31, 2007.  The increase in cash generated from financing activities is principally the result of $3,000,000 in proceeds from the issuance of preferred stock in 2008, offset by $106,000 in legal fees associated with the preferred stock transaction and $48,000 in preferred stock dividend payments.

At December 31, 2008, the Company had a working capital ratio of approximately 1.16:1 compared to 1.03:1 at December 31, 2007.

The Company had $3,144,000 in cash at year ended December 31, 2008, compared to $1,615,000 for year ended December 31, 2007.

The Company has projected revenues for 2009 that will generate enough funds to sustain its continuing operations.  In addition, the Company has initiated a number of cost containment programs which are expected to reduce the cost of operating the business. The Company expects its cash from operations to fund all of its financing needs for the upcoming year.  However, if actual results trail expectations, the Company has plans in place to reduce operating expenditures appropriately in order to continue to fund all required expenditures.  The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.  The Company does not plan any significant capital expenditures in 2009 other than to replace its existing capital equipment as it becomes obsolete.  The impact of the strengthening dollar relative to the currency in the other regions of the world  in which it operates have also contributed to reducing operating costs in other parts of the world.  In addition, it does not anticipate that its operations or financial condition will be affected materially by inflation.

On May 23, 2006 the Company entered into a secured revolving line of credit (Line) agreement with a bank.  This agreement was amended in June of 2007.  Maximum available borrowings under the Line represent the lesser of 80% of the Borrowing Base, which is eligible accounts receivables as defined, or $2.0 million.  Amounts outstanding on the line of credit were zero on December 31, 2008.  During 2008 the Company occasionally took loans against its line of credit which were all repaid in less than a month after borrowed.  The highest amount borrowed against the line was $375,000.  As of March 5, 2008, the Company had an available Borrowing Base of $2.0 million.

As of March 5, 2009, the amount outstanding on the line of credit was zero.

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual and commercial obligations, as of December 31, 2008:

	Payment Due By Period
	Total	2009	2010-2011	2012-2013	2014 and after
Contractual Cash Obligations:
Long-term Debt	$-	$-	$-	$-	$-
Capital Leases	-	-	-	-	-
Operating Leases	$4,063,000	$1,160,000	$1,622,000	$1,097,000	$184,000

	Amounts of Commitment Expiration Per Period
	Total	2009	2010-2011	2012- 2013	2014 and after
Other Commercial Commitments:
Letters of Credit	$-	$-	$-	$-	$-

Dividends may be paid on common stock, when and if, declared by the Board of Directors.  However, no dividend has been paid on common stock since January 2000.  Dividends on convertible preferred stock are currently payable at 6%, payable on quarterly basis in arrears, as declared by the Board of Directors.  If not paid, the rate increases to 8% until paid.  In September 2010, the dividend will be increased to 10%.

Off-Balance Sheet Transactions

There are no off balance sheet transactions that would require disclosure in the above contractual obligations and commercial commitments table.

Item 7A.                      Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold financial instruments for trading purposes.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As a result, as of December 31, 2008, the Company’s investments consisted of institutional money market funds and corporate bonds with maturities of less than 30 days.  The Company does not expect any material loss with respect to its investment portfolio.

Foreign Currency Risk

All costs associated with the Company’s foreign operations in Europe, Asia/Pacific and Israel are denominated in their respective local currencies and translated into U.S. dollars for financial reporting. As a result, the Company is exposed to risks to the extent that the rate of inflation in any of its foreign operating regions differs from the rate of revaluation of their related currencies in relation to the U.S. dollar or if the timing of such revaluations lags behind inflation in these regions.  In such an event, the costs of the Company’s operations in these regions, measured in U.S. dollars, will change and the U.S. dollar measured results of operations will be affected.

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

Item 8.                 Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors
 Astea International Inc.:

We have audited the accompanying consolidated balance sheets of Astea International Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astea International Inc. and Subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008  in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has adopted Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements”, and SFAS No. 159, “the Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, on January 1, 2008.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 27, 2009

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$3,144,000	$1,615,000
Restricted cash	-	150,000
Investments available for sale	500,000	-
Receivables, net of allowance of $177,000 and $206,000	5,164,000	8,517,000
Prepaid expenses and other	362,000	416,000
Total current assets	9,170,000	10,698,000

Property and equipment, net	385,000	418,000
Intangibles, net	1,159,000	1,439,000
Capitalized software development costs, net	2,718,000	3,238,000
Goodwill	1,538,000	1,540,000
Other long term restricted cash	146,000	163,000
Other long-term assets	50,000	64,000
Total assets	$15,166,000	$17,560,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,764,000	$3,632,000
Deferred revenues	5,112,000	6,743,000
Total current liabilities	7, 876,000	10,375,000

Long-term liabilities
Deferred tax liability	118,000	77,000

Commitments and Contingencies

Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000,000 shares authorized, issued and outstanding 826,000 and 0	8,000	-
Common stock, $.01 par value, 25,000,000 shares authorized, 3,596,000 and 3,596,000 shares issued respectively	36,000	36,000
Additional paid-in-capital	30,998,000	27,852,000
Cumulative translation adjustment	(658,000)	(703,000)
Accumulated deficit	(23,004,000)	(19,869,000)
Less: Treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	7, 172,000	7,108,000
Total liabilities and stockholders' equity	$15,166,000	$17,560,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,	2008	2007

Revenues:
Software license fees	$3,273,000	$8,089,000
Services and maintenance	20,578,000	22,281,000
Total revenues	23,851,000	30,370,000
Costs and expenses:
Cost of software license fees	2,852,000	2,641,000
Cost of services and maintenance	12,099,000	11,908,000
Product development	4,224,000	4,402,000
Sales and marketing	4,735,000	5,319,000
General and administrative	3,103,000	3,405,000

Total costs and expenses	27,013,000	27,675,000

(Loss) income from operations	(3,162,000)	2,695,000
Interest income	68,000	111,000
(Loss) income before income taxes	(3,094,000)	2,806,000
Income tax expense	41,000	41,000
Net (loss) income	(3,135,000)	2,765,000

Preferred dividend	79	-
Net (loss) income available to common stockholders	$(3,214,000)	$2,765,000
Basic net (loss) income per share	$(.90)	$.78
Diluted net (loss) income per share	$(.90)	$.78
Weighted average shares used in computing basic net (loss) income per share	3,554,000	3,550,000
Weighted average shares used in computing diluted net (loss) income per share	3,554,000	3,552,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Compre- hensive Loss	Accumulated Deficit	Treasury Stock	Total Stock-holders' Equity	Comprehensive Income (loss)
Balance, December 31, 2006	$36,000	$-	$27,532,000	$(911,000)	$(22,634,000)	$(208,000)	$3,815,000
Exercise of stock options			15,000				15,000
Stock-based compensation			305,000				305,000
Currency translation adjustments				208,000			208,000		208,000
Net Income					2,765,000		2,765,000		2,765,000
Balance, December 31, 2007	36,000	-	27,852,000	(703,000)	(19,869,000	(208,000)	7,108,000		2,973,000
Legal Fees – Preferred Stock			(106,000)				(106,000)
Dividends paid on preferred stock			(48,000)				(48,000)
Issuance of preferred stock		8,000	2,992,000				3,000,000
Stock-based compensation			308,000				308,000
Currency translation adjustment				45,000			45,000		45,000
Net Loss					(3,135,000		(3,135,000)		(3,135,000)
Balance, December 31, 2008	$36,000	$8,000	$30,998,000	$(658,000)	$(23,004,000)	$(208,000)	$7,172,000	$	(3,090,000)

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,	2008	2007
Cash flows from operating activities:
Net (loss) income	$(3,135,000)	$2,765,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,193,000	2,926,000
Increase in provision for doubtful accounts	80,000	276,000
Stock-based compensation	308,000	305,000
Deferred tax expense	41,000	41,000
Changes in operating assets and liabilities:
Receivables	3,218,000	(1,621,000)
Prepaid expenses and other	60,000	(1,000)
Accounts payable and accrued expenses	(788,000)	(309,000)
Deferred revenues	(1,656,000)	(3,544,000)
Other assets	14,000	111,000
Net cash provided by (used in) operating activities	1,335,000	949,000
Cash flows from investing activities:
Capitalized software development costs	(2,118,000)	(1,836,000)
Purchases of property and equipment	(241,000)	(146,000)
Purchase of short term investments	(750,000)	(500,000)
Sale of short term investments	250,000	500,000
Payment of contingent purchase price	-	(287,000)
Change in restricted cash	168,000	(88,000)
Net cash used in investing activities	(2,691,000)	(2,357,000)
Cash flows from financing activities:
Proceeds from line of credit	415,000	-
Repayment on line of credit	(415,000)	-
Proceeds from exercise of stock options and employee stock purchase plan	-	15,000
Issuance costs of preferred stock	(106,000)	-
Dividend paid on preferred stock	(48,000)	-
Proceeds from issuance of preferred stock	3,000,000	-
Net cash provided by financing activities	2,846,000	15,000
Effect of exchange rate changes on cash and cash Equivalents	39,000	(112,000)
Net increase (decrease) in cash and cash equivalents	1,529,000	(1,505,000)
Cash and cash equivalents balance, beginning of year	1,615,000	3,120,000
Cash and cash equivalents balance, end of year	$3,144,000	$1,615,000
Cash paid for interest expense	$-	$-

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Background

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

Astea recognizes revenue on its software products in accordance with AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2,Software Revenue Recognition with Respect to Certain Transactions, and SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition.

Astea recognizes revenue from license sales when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the license fee is fixed and determinable and the collection of the fee is probable.  We utilize written contracts as a means to establish the terms and conditions by which our products support and services are sold to our customers.  Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs after a license key has been delivered electronically to the customer.  Revenue for arrangements with extended payment terms in excess of one year is recognized when the payments become due, provided all other revenue recognition criteria are satisfied.  If collectability is not considered probable, revenue is recognized when the fee is collected.  Our typical end user license agreements do not contain acceptance clauses.  However, if acceptance criteria is required, revenues are deferred until customer acceptance has occurred.

Astea allocates revenue to each element in a multiple-element arrangement based on the elements’ respective fair value, determined by the price charged when the element is sold separately.  Specifically, Astea determines the fair value of the maintenance portion of the arrangement based on the price, at the date of sale, if sold separately, which is generally a fixed percentage of the software license selling price.  The professional services portion of the arrangement is based on hourly rates which the Company charges for those services when sold separately from software.  If evidence of fair value of all undelivered elements exists, but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method.  If an undelivered element for which evidence of fair value does not exist, all revenue in an arrangement is deferred until the undelivered element is delivered or fair value can be determined. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The residual value, after allocation of the fee to the undelivered elements based on VSOE of fair value, is then allocated to the perpetual software license for the software products being sold.  The Company’s policy is to recognize expenses as incurred when revenues are deferred in connection with transactions where VSOE cannot be established for an undelivered element as the Company follows the accounting requirements of SOP 97-2.  Accordingly, all costs associated with the contracts are recorded in the period incurred, which may differ from the period in which revenue is recognized.

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

Reimbursable Expenses

The Company charges customers for out-of-pocket expenses incurred by its employees during the performance of professional services in the normal course of business.  In accordance with Emerging Issues Task Force 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” billings for out-of-pocket expenses that are reimbursed by the customer are to be included in revenues with the corresponding expense included in cost of services and maintenance.  During fiscal years 2008 and 2007, the Company billed $543,000 and $615,000, respectively, of reimbursable expenses to customers.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments Available for Sale

Investments that the Company designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss).  The Company bases the cost of the investment sold on the specific identification method.  The available-for-sale investment consists of variable rate domestic obligations.  These are U.S. corporate obligations in which the yield adjusts weekly and can be sold any time with funds available in 5 days.

In February 2007, the FASB issued SFAS No. 157, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS No. 157"). SFAS No. 157 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of a company's choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. We are required to adopt SFAS No. 157 on January 1, 2008 and are currently evaluating the impact, if any, of SFAS No. 157 on our consolidated financial statements.

The Company adopted the provisions of SFAS 157 effective November 15, 2007. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company has investments that are valued in accordance with the provisions of SFAS 157. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

1.	Level 1 - Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

2.	Level 2 - Valuations based inputs on other than quoted prices included within level 1, for which all significant inputs are observable, either directly or indirectly.

3.	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

On December 31, 2008 the fair value for the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

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

Year Ended December 31	Balance at beginning of year	Expensed	Write offs	Balance at end of year
2008	$206,000	$80,000	$109,000	$177,000
2007	$163,000	$276,000	$233,000	$206,000

Bad debt expense decreased in 2008 by 71% from 2007 due to improved collections on outstanding receivables. Bad debt expense in 2007 includes a large write-off of accounts receivable resulting from a Canadian customer becoming insolvent and filing for bankruptcy protection.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible.  Based on all information available, the Company believes its allowance for doubtful accounts as of December 31, 2008 is adequate.  However, actual write-offs might exceed the recorded allowance.

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

Impairment of Long Lived Assets

The Company evaluates its long-lived assets, including certain identifiable intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  As of December 31, 2008, the Company has determined that no impairment has occurred.

Capitalized Software Development Costs

Capitalized software costs are stated on the balance sheet at the lower of net book value or net realizable value of capitalized software costs.

The Company capitalizes software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The Company capitalizes software development costs subsequent to the establishment of technological feasibility through the product’s availability for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Development costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (usually two years), beginning with the initial release to customers. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of December 31, 2008, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

      Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. Goodwill is not amortized but rather tested for impairment at least annually. The Company performs its annual impairment test as of the first day of the fiscal fourth quarter. The impairment test must be performed more frequently if there are triggering events, as for example when our market capitalization significantly declines for a sustained period, which could cause us to do interim impairment testing that might result in an impairment to goodwill.

SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, the Company determines the fair value of the reporting unit and compares that fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined using various valuation techniques, including a comparable companies market multiple approach and a discounted cash flow analysis (an income approach).

To measure the amount of the impairment, SFAS No. 142 prescribes that the Company determine the implied fair value of goodwill in the same manner as if the Company had acquired those business units. Specifically, the Company must allocate the fair value of the reporting unit to all of the assets of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill.

Our annual impairment test, which was completed during the fourth quarter of 2008, indicated that the fair value of our one reporting unit exceeded the carrying value and, therefore, the goodwill amount was not impaired for our one reporting unit.

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which the Company competes; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, and capital expenditures.

Due to the inherent uncertainty involved in making these estimates, actual financial results could differ from those estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

On September 21, 2005, the Company acquired the assets and certain liabilities of FieldCentrix, Inc. through its wholly-owned subsidiary, FC Acquisition Corp. Included in the allocation of the purchase price was goodwill valued at $1,100,000.

The purchase agreement provided for an earnout provision through June 30, 2007 that paid the sellers a percentage of certain license revenues and certain professional services.  Due to the contingent nature of such payments, the value of the future payments were not included in the purchase price.  However, under FAS 141, as such sales transactions occurred, the related earnout amounts were added to the purchase price, specifically goodwill. The total addition to goodwill from the date the assets of FieldCentrix, Inc. were acquired through the end of the earnout period June 30, 2007 was $285,000. At December 31, 2008 goodwill was $1,538,000.

Major Customers

In 2008, no customers represented more than 10% of total revenues.  In 2007, two customers represented 11% and 10% of total revenues.  At December 31, 2008, one customer represented 13% of the total accounts receivable and two customers each represented 10% of total accounts receivable. One customer represented 21% of total accounts receivable at December 31, 2007.

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

Income Taxes

On January 1, 2007, we implemented the provisions of FAS interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB statement 109 (“FIN 48”).   FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expense.  Such amounts were not material for 2008 and 2007.  The adoption of FIN 48 did not have a material impact on our financial position.

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

      Advertising

Advertising costs are expensed when incurred.  Advertising costs for the years ended December 31, 2008 and 2007 were $117,000 and $191,000 respectively and are included in sales and marketing costs.

Currency Translation

The accounts of the international subsidiaries and branch operations are translated in accordance with SFAS No. 52, “Foreign Currency Translation,” which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the year. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment in the accompanying consolidated statements of stockholders’ equity. Transaction gains and losses are included in net income (loss). General and administrative expenses include exchange gains (losses) of $202,000 and ($33,000) for the years ended December 31, 2008 and 2007, respectively.

Net (Loss) Income Per Share

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

For the year ended December 31, 2008, the Company had a net loss.  In 2008 there were zero net additional dilutive shares assumed to be converted at an average exercise price of $3.13.  In addition, 100% of the outstanding convertible preferred stock, 826,000 shares, was eligible to be converted into common stock. For purposes of this calculation, if converted, it would have been assumed that they were converted into common stock and the related dividends were not paid.   However, all options outstanding at December 31, 2008 to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation as the inclusion of these options would have been antidilutive.  At December 31, 2007 there was 2,513 net additional dilutive shares assumed to be converted at an average exercise price of $4.10.

Year Ended December 31,	2008	2007
Net (loss) income	$(3,135)	$2,765
Preferred Dividend	79	-
Net Income available to common shareholders	(3,214)	2,765
Basic weighted average number of common shares outstanding	3,554	3,550

Basic (loss) earnings per common share	$(.90)	$.78
Effect of dilutive stock options		2
Diluted weighted average number of common shares outstanding	3,554	3,552
Diluted earnings (loss) per common share	$(.90)	$.78

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

Under the Company’s stock option plans, options awards generally vest over a four year period of continuous service and have a 10 year contractual term.   The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of the grant using the Black-Scholes Merton option pricing formula using the following assumptions as of December 31, 2008.

	For the year ended	For the year ended
	December 31, 2008	December 31, 2007
Risk-free interest rate	2.23%	4.22%
Expected life (in years)	4.28	4.18
Volatility	88%	91%
Expected dividends	-	-
Annual forfeiture rate	19.23%	18.99%

The weighted-average fair value of options granted during the years ended December 31, 2008 and 2007 was estimated as $2.49 and $3.11, respectively.

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

Convertible Preferred Stock

On September 24, 2008 the Company issued 826,446 shares of Series-A Convertible Preferred Stock (“preferred stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the preferred stock at an initial rate of 6% and shall be payable only when, as and if declared by the Company’s Board of Directors, quarterly in arrears.

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

Recent Accounting Standards or Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. Statement 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted.  We do not expect the implementation of this standard to have a material impact on the financial position, results of operations or cash flow of the Company.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact of the pending adoption of FSP FAS 142-3 on our consolidated financial statements.

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF 06-3"). EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. EITF 06-3 is effective for the fourth quarter ending May 31, 2007; however, since the Company presents revenues net of any taxes collected from customers, no additional disclosures will be required.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS No. 159").  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that wil help investors and other users of financial statements to understand more easily the effect on earnings of a company's choice to use fail value.  It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  We adopted SFAS No. 159 on January 1, 2008.  It did not have a material impact on our consolidated financial statements.

3.	Receivables

Billed receivables represent billings for the Company’s products and services to end users and value added resellers. Unbilled receivables represent contractual amounts due within one year under software licenses that have been delivered or statements of work for professional services, for work performed but not yet invoiced.  Billed receivables are shown net of reserves for estimated uncollectible amounts.  Receivables consist of the following:

	December 31,
	2008	2007
Billed receivables	$4,534,000	$7,470,000
Unbilled receivables	630,000	1,047,000
	$5,164,000	$8,517,000

   4.           Property and Equipment

          Property and equipment consist of:

		December 31,
	Useful Life	2008	2007
Computers and related equipment	3	$4,070,000	$3,542,000
Furniture and fixtures	10	555,000	512,000
Leasehold improvements	10	129,000	129,000
Software	1-3	987,000	416,000
Office equipment	3-7	784,000	1,240,000
		6,525,000	5,839,000
Less: Accumulated depreciation and amortization		(6,140,000)	(5,421,000)
		$385,000	$418,000

 Depreciation and amortization expense for the years ended December 31, 2008 and 2007 was $274,000 and $412,000, respectively.

5.      Capitalized Software Development Costs

	Remaining
	Weighted	December 31,
	Average Life	2008	2007
Capitalized software development costs	1.21	$10,191,000	$8,073,000
Less: Accumulated amortization		(7,473,000)	(4,835,000)
		$2,718,000	$3,238,000

The Company capitalized software development costs of $2,118,000 and $1,836,000 for the years ended December 31, 2008 and 2007, respectively.  Amortization of capitalized software development costs for the years ended December 31, 2008 and 2007 were $2,638,000 and $2,234,000, respectively, and is reflected in cost of software license fees in the financial statements.  Additionally, for the year ended December 31, 2007, the Company wrote-off $3,348,000 of fully amortized capitalized software for old versions that had been deemed no longer useful or functional.  The Company amortizes software developments costs using the greater of the straight-line basis over the estimated useful lives of the product (two years) or the revenue forecast method.

6.      Intangible Assets

Intellectual property and customer lists (“intangible assets”) acquired as part of the FieldCentrix acquisition are amortized on a straight-line basis over their estimated annual lives or over the period of their expected benefit, generally ranging from 5 to 10 years.  Amortization expense related to these intangible assets was the same at $280,000 for each of the years ended December 31, 2008 and 2007, respectively.

			Accumulated Amortization		Net Carrying Value
Description	Weighted Avg. Life	Gross Cost	2008	2007	2008	2007
Software	5 years	$720,000	$474,000	$330,000	$246,000	$390,000
Customer Relationship List	10 years	1,360,000	447,000	311,000	913,000	1,049,000
		$2,080,000	$921,000	$641,000	$1,159,000	$1,439,000

Estimated amortization expense for each of the next five years is as follows:

Amortization Expense
2009	280,000
2010	238,000
2011	136,000
2012	136,000
2013	136,000

7.    Accounts Payable and Accrued Expenses

           Accounts payable and accrued expenses consist of:

December 31,	2008	2007
Accounts payable	$426,000	$911,000
Accrued compensation and related benefits	1,655,000	1,748,000
Accrued professional services	59,000	90,000
Sales and payroll taxes	388,000	335,000
Other accrued liabilities	236,000	548,000
	$2,764,000	$3,632,000

8.    Income Taxes

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

The Company has identified its federal tax return and its state returns in Pennsylvania and California as “major” tax jurisdictions, as defined.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2003 through 2008, the only periods subject to examination.

In 2008, the Israel Taxing Authority “ITA” notified the Company that it intends to re-examine a 2002 transaction that it had previously approved. The Company is vigorously defending itself in court and based on information to date, does not expect this issue to result in any additional tax to the company.  It is the opinion of the Company based on correct information that this matter will not have a material impact on its financial condition.

The Company believes that all of its other income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  Accordingly, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the years end December 31, 2008 and 2007, there were no interest or penalties related to the settlement of audits.

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

The provision for income taxes is as follows:

Years ended December 31,	2008	2007
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred:
Federal	$33,000	$32,000
State	8,000	9,000
	$41,000	$41,000

Pre-tax (loss) income for domestic locations for the year ended December 31, 2008 and 2007 was ($2,839,000) and $72,000 respectively.  Foreign locations had pre-tax (loss)  income of ($255,000) and $2,734,000 in 2008 and 2007, respectively.

The approximate income tax effect of each type of temporary difference is as follows:

December 31,	2008	2007
Deferred income tax assets:
Timing of revenue recognition	$10,000	$64,000
Accruals and reserves not currently deductible for tax	154,000	194,000
Benefit of net operating loss carryforward	13,830,000	14,229,000
Benefit of foreign net operating loss Carryforward	2,152,000	1,829,000
Depreciation	176,000	224,000
Alternative minimum tax	361,000	370,000
Non-qualified stock options	137,000	55,000
Other	29,000	26,000
	16,849,000	16,991,000
Deferred income tax liabilities:
Capitalized software development costs	(1,204,000)	(1,306,000)
Amortization of deductible goodwill	(117,000)	(77,000)
	(1,321,000)	(1,383,000)
Net deferred tax asset before allowance	15,528,000	15,608,000
Valuation allowance	(15,646,000)	(15,685,000)
Net deferred income tax liability	$(118,000)	$(77,000)

Realization of deferred tax assets is primarily dependent on future taxable income, the amount and timing of which is uncertain.  The valuation allowance is adjusted on a periodic basis to reflect management’s estimate of the realizable value of the net deferred tax assets.  Therefore, a valuation allowance has been recorded for the entire net deferred tax asset with the exception of $118,000 related to the deferred tax liability associated with indefinite-lived intangible assets in accordance with SFAS No. 142.  Because indefinite-lived intangible assets and goodwill are not amortized for book purposes, the related deferred tax liabilities will not reverse until some indeterminate future period when the asset becomes impaired, are disposed of, or in the case of indefinite-lived intangible assets, begin to reverse if they are reclassified as an amortizing intangible asset.  SFAS No. 109 requires the expected timing of future reversals of deferred tax liabilities to be taken into account when evaluating the realizability of deferred tax assets.  Therefore, the Company believes the reversal of deferred tax liabilities related to indefinite-lived intangible assets and goodwill should not be considered a source of future taxable income when assessing the realization of the Company’s deferred tax assets. And as a result a deferred expense has been recorded.

The Company has a tax holiday in Israel, which expires in 2014.  Taxable income for the Israeli subsidiary was $222,000 and $272,000 for the years ended December 31, 2008 and 2007, respectfully.  The Israeli subsidiary has net carryforward losses for Israeli tax purposes of approximately $0.5 million.

As of December 31, 2008, the Company had a net operating loss carryforward for United States federal income tax purposes of approximately $31,648,000.  Included in the aggregate net operating loss carryforward is $8,900,000 of tax deductions related to equity transactions, the benefit of which will be credited to stockholders’ equity, if and when realized after the other tax deductions in the carryforwards have been realized. The net operating loss carryforwards expire in 2016 through 2028.

The Company does not provide for federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.  At December 31, 2008, the Company had not provided federal income taxes on cumulative earnings of individual international subsidiaries of $2,972,000.  Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions.  Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.  As noted above, the Company has significant net operating loss carryforwards for U.S. federal income taxes purposes, which are available to offset the potential tax liability if the earnings were to be distributed.

The extent to which the loss carryforward can be used to offset future taxable income and tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period.

The effective tax rate differed from the statutory U.S. federal income tax rate as follows:

	Year ended December 31,
	2008	2007
U.S. Federal Statutory rate	34.0%	34.0%
State Tax	6.9%	0.3%
Permanent differences	(4.6%)	3.9%
Foreign benefit	6.7%	(9.1%)
Other	-	-
Valuation allowance	(45.3%)	(27.6%)
	(2.3%)	1.5%

9.            Line of Credit

On May 23, 2006 the Company entered into a secured revolving line of credit (Line) agreement with a bank.  This agreement was amended in June of 2008 with an expiration date of June 30, 2009.  Maximum available borrowings under the Line represent the lesser of 80% of the Borrowing Base, which is eligible accounts receivables as defined, or $2.0 million.  Amounts outstanding on the line of credit were zero on December 31, 2008 and 2007, respectively.  Interest is payable monthly based on the Bank’s prime rate, which was 3.25% at December 31, 2008 and 7.25% at December 31, 2007.  The Company pays a quarterly fee for the unused portion of the line of credit.  The fee is .25% for the unused portion of the available line of credit.  The Company paid $7,500 and $5,000 in unused line of credit fees in 2007 and 2008 respectively.

10.           Commitments and Contingencies

The Company leases facilities and equipment under non cancelable operating leases. Rent expense for facility leases for the years ended December 31, 2008and 2007 was $950,000 and $1,128,000, respectively.  Equipment and vehicle expense for the years ended December 31, 2008 and 2007 was $194,000 and $257,000, respectively.

Future minimum lease payments under the Company’s leases as of December 31, 2008 are as follows:

Operating Leases
2009	$1,160,000
2010	1,044,000
2011	578,000
2012	549,000
2013	548,000
Thereafter	184,000
Total minimum lease payments	$4,063,000

From time to time, the Company may be involved in certain legal actions and customer disputes arising in the ordinary course of business. In the Company’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial position or results of operations.

11.           Profit Sharing Plan/Savings Plan

The Company maintains a discretionary profit sharing plan, including a voluntary Section 401(k) feature, covering all qualified and eligible employees. Company contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  The Company matches 25% of eligible employees’ contributions to the 401(k) plan up to a maximum of 1.5% of each employee’s compensation.  The Company contributed approximately $93,000 and $87,000 for the years ended December 31, 2008 and 2007, respectively.

12.           Equity Plans

Share-Based Awards

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), Share-Based Payment, using the modified-prospective transition method, and therefore, has not restated its financial statements for prior periods. For awards expected to vest, compensation cost recognized in the year ended December 31, 2008 includes the following: (a) compensation cost, based on the grant-date estimated fair value and expense attribution method of SFAS 123, related to any share-based awards granted through, but not yet vested as of January 1, 2008, and (b) compensation cost for any share-based awards granted on or subsequent to January 1, 2008, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards issued in the form of stock options on the date of the grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period.  The Company estimated, at the adoption of SFAS No. 123(R), the value of an additional paid-in capital pool for tax impacts related to employee share-based compensation awards for which compensation costs were reflected in our pro forma disclosures required under SFAS No. 123 to be approximately $308,000.  Although not recorded in the financial statements, this pool (a hypothetical credit in paid-in capital) can be utilized to charge tax expense (recorded as deferred tax asset), which are ultimately not realizable when stock options are exercised or expire.  As the Company presently has valuation allowances related to its deferred tax assets, the use of the hypothetical pool could not occur until such valuation reserve has been eliminated.

As of December 31, 2008, the total unrecognized compensation cost related to non-vested options amounted to $274,000, which is expected to be recognized over the options’ remaining vesting periods of 1.65 years.  No income tax benefit was realized by the Company in the year ended December 31, 2008 as the Company maintains a full valuation allowance on its net deferred tax asset.

Stock Option Plans

The Company has Stock Option Plans (the “Plans”) under which incentive and non-qualified stock options may be granted to its employees, officers, directors and others. Generally, incentive stock options are granted at fair value, become exercisable over a four-year period, and are subject to the employee’s continued employment. Non-qualified options are granted at exercise prices determined by the Board of Directors and vest over varying periods.  A summary of the status of the Company’s stock options as of December 31, 2008 and 2007 and changes during the years then ended are as follows:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Balance, December 31, 2006	427,000	$6.71	118,000	$6.59
Granted	202,000	5.04	-	-
Cancelled	(140,000)	7.23	-	-
Exercised	(5,000)	3.10	-	-
Expired	-	-	-	-
Balance, December 31, 2007	484,000	$5.91	177,000	$6.43
Authorized	-	-	-	-
Granted	64,000	3.83	-	-
Cancelled	(60,000)	5.89	-	-
Exercised	-	-	-	-
Expired	(19,000)	7.38	-	-
Balance, December 31, 2008	469,000	$6.10	243,000	$6.10

During the second quarter of 2006, the shareholders of the Company approved the 2006 Stock Option Plan in order to fulfill the Company’s needs of attracting new managerial and technical talent and retaining existing talent.  The 2006 Plan authorizes the issuance of a maximum of 350,000 additional shares of Common Stock of the Company. When added to the existing plans, there are143,000 shares available for granting future options as of December 31, 2008.

The following table summarizes outstanding options that are vested and expected to vest under the Company’s stock option plans as of December 31, 2008.

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	469,000	$5.57	7.01	-

Ending Vested and Expected to Vest	366,000	$5.71	6.58	-

Options Exercisable	243,000	$6.10	5.54	-

The intrinsic value of options exercised for the years ending December 31, 2008 and 2007 was $0 and $15,000, respectively.   The total fair value of shares vested for the years December 31, 2008 and 2007 was $377,000 and $314,000, respectively.
The Company’s policy is to issue shares from the pool of authorized but unissued shares upon the exercise of stock options.

A summary of the status of the Company’s nonvested share options as of December 31, 2008 is presented below:

Non Vested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31, 2007	307,000	$6.01
Granted	65,000	$3.83
Vested	(87,000)	$5.11
Forfeited or expired	(59,000)	$3.93
Nonvested at December 31, 2008	226,000	$4.92

In accordance with Staff Accounting Bulletin No. 107, the Company classified share-based compensation expense within the cost of services and maintenance, development, sales and marketing, and general and administrative expenses.   The following table shows total share based compensation expense included in the Consolidated Statement of Operations:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Cost of Services and Maintenance	$44,000	$71,000
Development	42,000	51,000
Sales & Marketing	31,000	32,000
General & Administrative	191,000	151,000
Pre-tax share based compensation	308,000	305,000
Income tax benefit	-	-
Share-based compensation expense, net	$308,000	$305,000

13.           Geographic Segment Data

The Company and its subsidiaries are engaged in the design, development, marketing and support of its service management software solutions.  Substantially all revenues result from the license of the Company’s software products and related professional services and customer support services.  The Company’s chief executive officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance.  The Company has realigned its segments to more accurately reflect its business.  The Company has reclassified certain information reported in 2007 to be consistent with the 2008 presentation.   Accordingly, the Company considers itself to have three reporting segments as follows:

Year ended December 31,	2008	2007
Revenues:
Software license fees
United States
Domestic	$2, 509,000	$6,129,000
Export	-	-
Total United States software license fees	2, 509,000	6,129,000

United Kingdom	179,000	997,000
Asia/Pacific	585,000	963,000
Total foreign software license fees	764,000	1,960,000
Total software license fees	3, 273,000	8,089,000

Services and maintenance
United States
Domestic	14,744,000	14,287,000
Export	284,000	197,000
Total United States service and maintenance revenue	15,028,000	14,484,000

Europe	3,147,000	6,146,000
Asia/Pacific	2,403,000	1,651,000
Total foreign service and maintenance revenue	5,550,000	7,797,000
Total service and maintenance revenue	20,578,000	22,281,000
Total revenue	$23,851,000	$30,370,000
Net (loss) income from operations
United States	$(2,880,000)	$(206,000)
Europe	(1,217,000)	2,119,000
Asia/Pacific	962,000	852,000
Net (loss) income	$(3,135,000)	$2,765,000
Long lived assets
United States	$5, 807,000	$6,646,000
Europe	25,000	26,000
Asia/Pacific	18,000	27,000
Total long-lived assets	$5, 850,000	$6,699,000

14.           Selected Consolidated Quarterly Financial Data (Unaudited)

2008 Quarter Ended	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Revenues	$5,912,000	$5,442,000	$5,471,000	$7,026,000
Gross profit	2, 810,000	1,636,000	1,497,000	2,956,000
Net (loss) income	401,000	(976,000)	(2,135,000)	(425,000)

Basic net (loss) income per share	$.09	$(.27)	$(.60)	$(.12)
Diluted net (loss) income per share	$.09	$(.27)	$(.60)	$(.12)
Shares used in computing basic net (loss) income per share (in thousands)	3,554	3,554	3,554	3,554
Shares used in computing diluted net (loss) income per share (in thousands)	4,381	3,554	3,554	3,554

2007 Quarter Ended	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Revenues	$6,822,000	$7,153,000	$6,877,000	$9,518,000
Gross profit	3,011,000	3,152,000	3,248,000	6,410,000
Net (loss)	(80,000)	192,000	(299,000)	2,952,000

Basic net (loss) per share	$(.02)	$.05	$(.08)	$.83
Diluted net (loss) per share	$(.02)	$.05	$(.08)	$.83
Shares used in computing basic net (loss) per share (in thousands)	3,552	3,549	3,549	3,549
Shares used in computing diluted net (loss) per share (in thousands)	3,552	3,551	3,549	3,576

15.           Subsequent Events

On January 26, 2009 the Company formed Astea International Japan Inc., a wholly owned subsidiary.  The purpose of the subsidiary is to establish a local presence in Japan to improve service to our existing customer base and pursue new business opportunities.

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 7, 2007, BDO Seidman, LLP (“BDO”) notified Astea International Inc. that it had resigned as the Company’s independent auditor effective immediately.

BDO’s report on the financial statement for the years ended December 31, 2006 and 2005, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

The Audit Committee of the Company’s Board of Directors was informed of, but did not recommend or approve, BDO’s resignation. There were no disagreements between the Company and BDO on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not resolved to BDO’s satisfaction, would have caused BDO to make reference to the subject matter of the disagreement in connection with their report.

On June 9, 2007, the Company’s Audit Committee of the Board of Directors appointed Grant Thornton LLP  as their new independent registered public accounting firm to audit the Company’s consolidated financial statements for the fiscal year ended December 31, 2007.

Item 9A(T).                                Controls and Procedures.

Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer, who is also the principal financial officer, of the Company’s disclosure controls and procedures ( as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, the principal financial officer concluded that as of December 31, 2008, due to a material weakness in revenue recognition and accounting for stock based compensation, discussed below in Management’s Annual Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective.  Additional review, evaluation and oversight were undertaken on the part of management in order to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles and, as a result, management has concluded that the consolidated financial statements in the Annual Report on Form 10-K fairly presents, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Annual Report On Internal Control Over Financial Reporting

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

In connection with management’s assessment of our internal control over financial reporting described above, management has identified that as of December 31, 2008, our disclosure controls and were not effective controls over the accounting for revenue recognition.  Specifically, our disclosure controls and procedures did not adequately provide for effective control over the review and monitoring of revenue recognition for certain license sale contracts that included undelivered elements.  As a result of this deficiency, the Company had to restate its Form 10-K for the years ending December 31, 2006 and 2005.  In addition, the Company restated its quarterly consolidated financial statements for the quarters ended March 31, 2006, June 30, 2006, September 30, 2006, December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007.

Because of the material weaknesses identified, management has concluded that our internal control over financial reporting and procedures were not effective internal control over financial reporting as of December 31, 2008, based on criteria in the COSO framework.

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

In  connection  with the completion  of  its audit  of and the issuance of an unqualified report on the Company's consolidated  financial statements for the  fiscal year ended December 31, 2008, the Company's independent registered  public  accounting  firm, Grant Thornton LLP("Grant Thornton"), communicated to the Company's Audit Committee that the following matter involving the Company's internal controls and operations was considered to be a material weakness, as defined under standards established by the Public Company Accounting Oversight Board.

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
There were no changes that occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

Item 9B.                      Other Information

None

PART III

Item 10.                      Directors and Executive Officers of the Registrant.

Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement with 120 days after the end of this fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its 2009 Annual Meeting of Stockholders proposed to be held on June 24, 2009, and the information therein is incorporated herein reference.

The information set forth under the captions “Executive Officers” of the Proxy Statement is incorporated herein by reference.

1.	Election of Directors
2.	The Board of Directors and its Committees
3.	Communicating with the Board of Directors
4.	Code of Conduct and Ethics
5.	Security Ownership of Certain Beneficial Owners and Management
6.	Compensation Discussion and Analysis
7.	Compensation and Other Information Concerning Directors and Officers
8.	Report of the Audit Committee
9.	Ratification and Selection of Auditors
10.	Certain Relationships and Related Transactions
11.	Section 16(a) Beneficial Ownership Reporting Compliance
12.	Stockholder Proposals
13.	Expenses and Soliatation
14.	House holding of Proxy Materials

Item 11.                      Executive Compensation

Executive Severance Agreements

On March 21, 2008, as authorized by the Compensation Committee of the Board of Directors at its meeting on April 15, 2008, the Company entered into supplemental agreements with its three principal executive officers, to provide severance benefits in the event of:  a) the termination of their employment without Cause; b) their resignation for Good Reason; or c) either of the above in the twelve month period following a Change of Control of the Company.  The Executive Severance Agreements (the “Agreements”) were made with Zack Bergreen, the Chairman and Chief Executive Officer, John Tobin, the President, and Rick Etskovitz, the Chief Financial Officer.   “Cause”, “Good Reason” and “Change in Control” are as defined in the Agreements.

In the event of a termination without Cause or a resignation for Good Reason, in either case unrelated to a Change in Control, the Agreements provide that the executive will be entitled to receive severance compensation  an amount equal to six months’ base pay at the then current base pay, plus reimbursement of the cost of “COBRA” continuation coverage for six months.  Such payment would be paid out via normal payroll over the six month period.

In the event that that the executive’s employment is terminated within one year of the effective date of a Change in Control of the Company, due to a termination without Cause or a resignation for Good Reason, then the executive will be entitled to receive severance compensation in an amount equal to twelve months’ base pay at the then current rate of pay, plus reimbursement of the cost of “COBRA” continuation coverage for twelve months.  Such payment would be made in a single lump sum following execution of the appropriate release.

In either event, the executive would be required to execute a release of claims prior to the benefits being paid.

The Agreements also provided for compliance with the requirements of Internal Revenue Code Section 409A, including the delayed payments of benefits if determined to be applicable pursuant to Section 409A.

The above description of the Agreements is qualified in its entirety by reference to the Form of Severance Agreement filed as Exhibit 10.30 to this Form 10-K.

The information in the Proxy Statement set forth under the captions “Executive Compensation Summary”, “Report on Executive Compensation”, “Report of Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” of the 2009 Proxy Statement, is incorporated herein by reference.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement is incorporated herein by reference.

See “Securities Authorized for Issuance Under Equity Compensation Plans” under Part II, Item 5.

Item 13.                      Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the Proxy Statement under the captions “Certain Relationships and Related Transactions”  and “Board of Directors and its Committees.”

Item 14.                      Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the Proxy Statement under the heading “Principal Accountant Fees and Service.”

PART IV

Item 15.                  Exhibits and Financial Statement Schedules

(a)(1)(A)		Consolidated Financial Statements.

	i)	Consolidated Balance Sheets at December 31, 2008 and 2007
	ii)	Consolidated Statements of Operations for the years ended December 31, 2008 and 2007
	iii)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008and 2007
	iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007
	v)	Notes to the Consolidated Financial Statements

(a)(1)(B)		Report of Independent Registered Public Accounting Firm.

(a)(2)		Schedules.

	a)	Schedule II - Valuation and Qualifying Accounts

Schedule listed above has been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto.

(a)(3)		List of Exhibits.

The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K:

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-92778)).
3.2	By-Laws of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-92778)).
3.3	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to the Company’s Current Report on Form 8-K filed September 26, 2008).
4.1	Specimen certificate representing the Common Stock (Incorporated herein by Reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-92778)).
10.7	Amendment No. 1 to 1995 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997).
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

10.14	1998 Stock Option Plan (Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December31, 1997).
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
10.30
Form of Severance Agreement, dated April 14, 2008, between Astea International Inc. and certain of its officers 10.31 Preferred Stock Purchase Agreement by and between Astea International Inc. and Zack Bergreen, dated September 24, 2008 (Incorporated by reference to the Company’s Current Report on Form 8-K filed September 26, 2008).

Schedule of Differences

Each Severance Agreement executed with the executive officers listed below is substantially the same as the form of each other:

Officers	Title
Zack Bergreen	Chief Executive Officer
Fredric Etskovitz	Chief Financial Officer and Treasurer
John Tobin	President

21.1	Subsidiaries of the Registrant.
23.1*	Consent of Grant Thorton, LLP
24.1*                      Powers of Attorney (See the Signature Page).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906

Exhibits.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March 2009.

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

Signature	Title	Date

/s/Zack Bergreen	Chief Executive Officer	March 31, 2009
Zack Bergreen	(Principal Executive Officer)

/s/Rick Etskovitz	Chief Financial Officer	March 31, 2009
Rick Etskovitz	(Principal Financial and Accounting
Officer)

/s/Eileen Smith	Controller	March 31, 2009
Eileen Smith

/s/Thomas J. Reilly, Jr.	Director	March 31, 2009
Thomas J. Reilly, Jr.

/s/Zack Bergreen	Director	March 31, 2009
Zack Bergreen

/s/Adrian Peters	Director	March 31, 2009
Adrian Peters

/s/Eric Siegel	Director	March 31, 2009
Eric Siegel