Form 10-K/A
period 2008-12-31
ASTEA INTERNATIONAL INC
filed 2009-05-07
CIK 945989

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  _     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

As of May 7, 2009, 3,554,049 shares of the registrant’s Common Stock were outstanding.

Explanatory Note

        Astea International Inc. (we, us, or Company) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 to amend and restate certifications in Exhibits 31.1 and 31.2 to accurately reflect the proper current language required by the Securities and Exchange Commission (SEC).   Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), the amended and restated certifications are currently dated. The remainder of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on May 7, 2009 remains unchanged.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

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
on Form 8-K filed September 26, 2008).

Schedule of Differences

Each Severance Agreement executed with the executive officers listed below is substantially the same as the form of each other:

	Officers	Title
	Zack Bergreen	Chief Executive Officer
	Fredric Etskovitz	Chief Financial Officer and Treasurer
	John Tobin	President

21.1	Subsidiaries of the Registrant (Incorporated by reference to the Company’s Annual Report on Form 10-K filed April 1, 2002).
23.1	Consent of Grant Thornton, LLP (Incorporated by reference to the Company’s Annual Report on Form 10-K filed May 7, 2009).
24.1	Powers of Attorney (Incorporated by reference to the Company’s Annual Report on Form 10-K filed May 7, 2009).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer
(Incorporated by reference to the Company’s Annual Report on Form 10-K filed
May 7, 2009).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed May 7, 2009
_____________________
*  Filed with this Form 10-K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 7th  day of May 2009.

ASTEA INTERNATIONAL INC.

By: /s/Zack Bergreen
Zack Bergreen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Zack Bergreen	Chief Executive Officer	May 7, 2009
Zack Bergreen	(Principal Executive Officer)

/s/Rick Etskovitz	Chief Financial Officer	May 7, 2009
Rick Etskovitz	(Principal Financial and Accounting Officer)

/s/ *	Controller	May 7, 2009
Eileen Smith

________*__________	Director	May 7, 2009
Thomas J. Reilly, Jr.

/s/Zack Bergreen	Director	May 7, 2009
Zack Bergreen

________*__________	Director	May 7, 2009
Adrian Peters

________*__________	Director	May 7, 2009
Eric Siegel

/s/Rick Etskovitz
Rick Etskovitz
Power of Attorney

Exhibit Index to Form 10-K/A

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.