Form 10-Q
period 2009-03-31
ASTEA INTERNATIONAL INC
filed 2009-05-15
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________

FORM 10-Q
(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          March 31, 2009

or

[    ]  Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from  _____________________ to _________________________

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
Yes           No   X

As of May 8, 2009, 3,554,049 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC.

FORM 10-Q
QUARTERLY REPORT
INDEX

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,267,000	$3,144,000
Investments available for sale	0	500,000
Receivables, net of reserves of $218,000 and $177,000	5,406,000	5,164,000
Prepaid expenses and other	386,000	362,000
Total current assets	9,059,000	9,170,000

Property and equipment, net	342,000	385,000
Intangibles, net	1,088,000	1,159,000
Capitalized software, net	2,672,000	2,718,000
Goodwill	1,538,000	1,538,000
Other long-term restricted cash	94,000	146,000
Other assets	46,000	50,000
Total assets	$14,839,000	$15,166,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	2,861,000	2,764,000
Deferred revenues	5,249,000	5,112,000
Total current liabilities	8,110,000	7,876,000

Long-term liabilities:
Deferred tax liability	128,000	118,000
Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, issued and outstanding 826,000 and 826,000	8,000	8,000
Common stock, $.01 par value, 25,000,000 shares authorized issued 3,596,000 and 3,596,000.	36,000	36,000
Additional paid-in capital	31,055,000	30,998,000
Cumulative translation adjustment	(558,000)	(658,000)
Accumulated deficit	(23,732,000)	(23,004,000)
Less: treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	6,601,000	7,172,000
Total liabilities and stockholders’ equity	$14,839,000	$15,166,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Software license fees	$510,000	$1,431,000
Services and maintenance	4,274,000	5,595,000
Total revenues	4,784,000	7,026,000
Costs and expenses:
Cost of software license fees	554,000	761,000
Cost of services and maintenance	2,631,000	3,309,000
Product development	618,000	1,348,000
Sales and marketing	885,000	1,241,000
General and administrative	788,000	811,000
Total costs and expenses	5,476,000	7,470,000
Loss from operations	(692,000)	(444,000)
Interest income, net	11,000	19,000
Loss before income taxes	(681,000)	(425,000)
Income tax expense	47,000	-
Net (loss)	(728,000)	(425,000)
Preferred dividend	73,000	-
Net loss available to commons stockholders	$(801,000)	$(425,000)

Net loss	$(728,000)	$(425,000)
Cumulative translation adjustment	100,000	69,000
Comprehensive loss	$(628,000)	$(356,000)
Basic and diluted loss per share	$(.23)	$(0.12)
Shares outstanding used in computing basic and diluted loss per share	3,554,000	3,554,000

See accompanying notes to the consolidated financial statements.

 ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(728,000)	$(425,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	647,000	870,000
Increase (decrease) in allowance for doubtful accounts	60,000	(10,000)
Stock based compensation	102,000	88,000
Changes in operating assets and liabilities:
Receivables	(646,000)	1,333,000
Prepaid expenses and other	(90,000)	(41,000)
Accounts payable and accrued expenses	231,000	(3,000)
Deferred revenues	168,000	(171,000)
Deferred tax	10,000	-
Other long term assets	4,000	(2,000)
Net cash (used in) provided by operating activities	(242,000)	1,639,000
Cash flows from investing activities:
Purchases of property and equipment	(19,000)	(134,000)
Capitalized software development costs	(468,000)	(479,000)
Increase (decrease) in restricted cash	52,000	(20,000)
Sale of short term investments	500,000	-
Net cash provided by (used in) investing activities	65,000	(633,000)
Cash flows from financing activities:
Dividend paid on preferred stock	(45,000)	-
Net cash (used in) investing activities	(45,000)	-

Effect of exchange rate changes on cash	345,000	(19,000)
Net increase in cash and cash equivalents	123,000	987,000
Cash, beginning of period	3,144,000	1,615,000
Cash, end of period	$3,267,000	$2,602,000

See accompanying notes to the consolidated financial statements.

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Compre- hensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity	Comprehensive (loss)
Balance, December 31, 2007	$36,000	$-	$27,852,000	$(703,000)	$(19,869,000)	$(208,000)	$7,108,000
Legal Fees – Preferred Stock			(106,000)				(106,000)
Dividends paid on preferred stock			(48,000)				(48,000)
Issuance of preferred stock		8,000	2,992,000				3,000,000
Stock-based compensation			308,000				308,000
Currency translation adjustment				45,000			45,000	45,000
Net Loss					(3,135,000)		(3,135,000)	(3,135,000)
Balance, December 31, 2008	$36,000	$8,000	$30,998,000	$(658,000)	$(23,004,000)	$(208,000)	$7,172,000	$(3,090,000)
Dividends paid on preferred stock			(45,000)				(45,000)
Stock-based compensation			102,000				102,000
Currency translation adjustment				100,000			100,000	100,000
Net loss					(728,000)		(728,000)	(728,000)
Balance, March 31, 2009	$36,000	$8,000	$31,055,000	$(558,000)	$(23,732,000)	$(208,000)	$6,601,000	$(628,000)

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The consolidated financial statements at March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest shareholders’ annual report (Form 10-K) and our Form 10-Q’s for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008.  The interim financial information presented is not necessarily indicative of results expected for the entire year ended December 31, 2009.

On January 26, 2009 the Company formed Astea International Japan Inc., a wholly owned subsidiary.  The purpose of the subsidiary is to establish a local presence in Japan to improve service to our existing customer base and pursue new business opportunities.

2.  RECENT ACCOUNTING STANDARDS OR ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. Statement 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years beginning after November 15, 2008.  The Company adopted this standard for its 2009 reporting. The implementation of this standard did not have a material impact on the financial position, results of operations or cash flow of the Company.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008.  The Company adopted FAS 142-3 as of the required effective date and will apply its provisions prospectively to any renewals or extensions of its intangible assets.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). This statement replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R requires costs incurred to effect the acquisition to be recognized separately from the acquisition as period costs. SFAS No. 141R also requires the acquirer to recognize restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination. In addition, SFAS No. 141R requires an acquirer to recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Other key provisions of this statement include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Company adopted SFAS 141R as of the required effective date and will apply its provisions prospectively to business combinations that occur after adoption.

In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (FSP FAS 141(R)-1), which amends and clarifies SFAS No. 141R. FSP FAS 141R-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R, and carry forward without significant revision the guidance in SFAS No. 141, “Business Combinations.” FSP FAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements ("FAS 160").  FAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 also clarifies that all of those transactions resulting in a change in ownership of a subsidiary are equity transactions if the parent retains its controlling financial interest in the subsidiary. FAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company has adopted FAS 160 as of January 1, 1009.  It shall be applied prospectively for all periods presented. At this time, adoption of the standard has had no impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP will be effective for interim reporting periods ending after June 15, 2009.  The Company is currently evaluating the disclosure requirements of this new FSP but no significant impact is expected on the determination or reporting of the Company’s financial results.

3. FAIR VALUE OF FINANCAIL INSTRUTMENTS

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

Under SFAS157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

There were no investments at March 31, 2009.  On December 31, 2008 the fair value for the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

4.   INCOME TAX

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the first quarter 2009, there were no interest or penalties related to the settlement of audits.

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

At March 31, 2009, the Company maintains a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of future taxable income.

5.   STOCK BASED COMPENSATION

The Company records stock based compensation in accordance with the provisions of SFAS 123(R), “Share Based Payments”, using the modified prospective transition method.   Under this method, compensation costs recognized in the first quarter of 2009 include (a) compensation costs for all share-based payments granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date value estimated in accordance with the original provisions of FAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R).

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

As of March 31, 2009, the total unrecognized compensation cost related to non-vested options amounted to $434,000, which is expected to be recognized over the options’ average remaining vesting period of 1.47 years.  No income tax benefit was realized by the Company in the year quarter ended March 31, 2009.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model.

There were no options granted during the three month periods ended March 31, 2009 and 2008.

Activity under the Company’s stock option plans is as follows:

	OPTIONS OUTSTANDING
	Shares	Wtd. Avg. Exercise Price
Balance, December 31, 2008	469,000	$5.57
Authorized	-	-
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	(9,000)	$4.42
Balance, March 31, 2009	460,000	$5.59

The following table summarizes outstanding options that are vested and expected to vest and options under the Company’s stock option plans as of March 31, 2009.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	460,000	$5.59	6.89	-

Ending Vested and Expected to Vest	361,000	$5.77	6.48	-

Options Exercisable	245,000	$6.26	5.51	-

6.  LOSS PER SHARE

The Company follows SFAS 128 “Earnings Per Share,” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations.  Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had a net loss available to the common shareholders for the three months ended March 31, 2009 and 2008.  Loss per share is computed as follows:

	Three Months Ended March 31,
	2009	2008
Numerator:
Net loss available to common shareholders	$(801,000)	$(425,000)

Denominator:
Weighted average shares used to compute net loss available to common shareholders per common share-basic	3,554,000	3,554,000
Effect of dilutive stock options	-	-

Weighted average shares used to compute net loss available to common shareholders per common share-dilutive	3,554,000	3,554,000

Basic net loss per share to common shareholder	$(.23)	$(.12)

Dilutive net loss per share to common shareholder	$(.23)	$(.12)

7.   MAJOR CUSTOMERS

In the first quarter of 2009, one customer accounted for 11% of the Company’s revenue.  In the first quarter of 2008, one customer accounted for 14% of total revenue.  At March 31, 2009, no customer accounted for 10% or more of total accounts receivable. At December 31, 2008, one customer accounted for 13% of total accounts receivable.

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

For the Three Months Ended,	2009	2008
Revenues:
Software license fees
United States
Domestic	$339,000	$1,431,000
Export	-	-
Total United States
software license fees	339,000	1,431,000

Europe	117,000	-
Asia Pacific	54,000	-
Total foreign software
license fees	171,000	-
Total software license fees	510,000	1,431,000

Services and maintenance
United States
Domestic	3,253,000	4,025,000
Export	-	61,000
Total United States service
and maintenance revenue	3,253,000	4,086,000

Europe	483,000	1,017,000
Asia Pacific	538,000	492,000

Total foreign service and maintenance revenue	1,021,000	1,509,000

Total service and maintenance revenue	4,274,000	5,595,000
Total revenue	$4,784,000	$7,026,000
Net loss
United States	$(560,000)	$(304,000)
Europe	(225,000)	(150,000)
Asia Pacific	57,000	29,000
Net loss	$(728,000)	$(425,000)

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This document contains various forward-looking statements and information that are based on management's beliefs, assumptions made by management and information currently available to management.  Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected.   Certain of these, as well as other risks and uncertainties are described in more detail herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in its Summary of Accounting Policies, Note 2, in the Company’s 2008 Annual Report on Form 10-K.  The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

We believe that our accounting estimates used in applying our revenue recognition are critical because:

•	the determination that it is probable that the customer will pay for the product and services purchased is inherently judgmental;
•	the allocation of proceeds to certain elements in multiple-element arrangements is complex;
•	the determination of whether a service is essential to functionality of the software is complex;
•	establishing company-specific fair values of elements in multiple-element arrangements requires adjustments from time-to-time to reflect recent prices charged when each element is sold separately; and
•	the determination of the stage of completion of certain consulting arrangements is complex.

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

We believe that our estimate of our allowance for doubtful accounts is critical because of the significance of our accounts receivable relative to total assets.  If the general economy deteriorates, or factors affecting the profitability or liquidity of the industry changed significantly, then this could affect the accuracy of our allowance for doubtful accounts.

Capitalized Software Development Costs

The Company accounts for its internal software development costs are in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. The Company capitalizes software development costs subsequent to the establishment of technological feasibility through the product’s availability for general release.  Costs incurred prior to the establishment of technology feasibility are charged to product development expense.  Product development expense includes payroll, employee benefits, other headcount-related costs associated with product development and any related costs to third parties under sub-contracting or net of any collaborative arrangements.

Software development costs are amortized on a product-by product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances had occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product.

We believe that our estimate of our capitalized software costs and the period for their amortization is critical because of the significance of our balance of capitalized software costs relative to our total assets.  Potential impairment is determined by comparing the balance of unamortized capitalized software costs to the sales revenue projected for a capitalized software project.  If efforts to sell that software are terminated, or if the projected sales revenue from the software drops below a level that is less than the unamortized balance, then an impairment would be recognized.

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

Major Customers

In the first quarter of 2009, one customer accounted for 11% of the Company’s revenue.  In the first quarter of 2008, one customer accounted for 14% of total revenue.  At March 31, 2009, no customer accounted for 10% or more of total accounts receivable. At December 31, 2008, one customer accounted for 13% of total accounts receivable.

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

Accounting for Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the difference and carryforwards are expected to be recovered or settled.  In accordance with Statements of Financial Accounting Standards (“FAS”) No. 109, Accounting for Income Taxes (“FAS 109”), a valuation allowance for deferred tax assets is provided when we estimate that it is more likely than not that all or a portion of the deferred tax assets may not be realized through future operations.  This assessment is based upon consideration of available positive and negative evidence which included, among other things, our most recent results of operations and expected future profitability.  We consider our actual historical results to have a stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets.

As of March 31, 2009, we have approximately $15,530,000 of net deferred tax assets, against which we provided a 100% valuation allowance.  Our net deferred tax assets were generated primarily by operating losses.  Accordingly, it is more likely than not, that we will not realize these assets through future operations.

On January 1, 2007, we implemented the provisions of FAS interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB statement 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expenses.  Such amounts were not material for 2008, 2007 and 2006.  The adoption of FIN 48 did not have a material impact on our financial position.

In 2008, the Israel Tax Authority “ITA” notified the Company that it intends to re-examine a 2002 transaction that it had previously approved. The Company is vigorously defending itself in court and based on information to date, does not expect this issue to result in any additional tax to the Company.

Currency Translation

The accounts of the international subsidiaries and branch operations are translated in accordance with SFAS No. 52, “Foreign Currency Translation,” which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the year. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment in the accompanying consolidated statements of stockholders’ equity. Transaction gains and losses are included in net (loss). General and administrative expenses include exchange gains (losses) of $23,000 and $23,000 for the three months ended March 31, 2009 and 2008, respectively.

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

For the three months ended March 31, 2009 and 2008, the Company had a net loss.  In 2009 and 2008 there were zero net additional dilutive shares assumed to be converted.  In addition, at March 31, 2009, 100% of the outstanding convertible preferred stock, 826,000 shares, was eligible to be converted into common stock. For purposes of this calculation, if converted, it would have been assumed that they were converted into common stock and the related dividends were not paid.   However, all options outstanding at March 31, 2009 and 2008 to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation as the inclusion of these options would have been antidilutive.

	Three Months Ended March 31,
	2009	2008
Numerator:
Net loss available to common shareholders	$(801,000)	$(425,000)

Denominator:
Weighted average shares used to compute net loss available to common shareholders per common share-basic	3,554,000	3,554,000
Effect of dilutive stock options	-	-

Weighted average shares used to compute net loss available to common shareholders per common share-dilutive	3,554,000	3,554,000

Basic net loss per share to common shareholder	$(.23)	$(.12)

Dilutive net loss per share to common shareholder	$(.23)	$(.12)

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

Stock Compensation

The Company records stock based compensation in accordance with the provisions of SFAS 123(R) using the modified prospective transition method.  Under this method, compensation costs recognized during 2006, include (a) compensation costs for all share-based payments granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date value estimated in accordance with the original provision SFAS 123 and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R).

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

Under the Company’s stock option plans, options awards generally vest over a four year period of continuous service and have a 10 year contractual term.   The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of the grant using the Black-Scholes Merton option pricing formula.  There were no options granted during the three months ended march 31, 2009 and 2008.

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

In accordance with relevant accounting pronouncements, the Company recorded the preferred stock on the Company’s consolidated balance sheet within Stockholders’ Equity.  In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” the preferred stock is recorded on the consolidated balance sheet at the amount of net proceeds received less an imputed dividend cost.  The imputed dividend cost of $218,000 was the result of the preferred stock having a dividend rate during the first two years after its issuance (6%) that is lower than the rate that becomes fixed (10%) after the initial two year period.  The imputed dividend cost of $218,000 is being amortized over the first two years from the date of issuance and is based upon the present value of the dividend discount using a 10% yield.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and 2008

Revenues

Revenues decreased $2,242,000, or 32%, to $4,784,000 for the three months ended March 31, 2009 from $7,026,000 for the three months ended March 31, 2008.  Software license fee revenues decreased 64%, from the same period last year.  Services and maintenance fees for the three months ended March 31, 2009 amounted to $4,274,000, a 24% decrease from the same quarter in 2008.  The decrease in revenue is primarily the result of a slowdown in the worldwide economy which has resulted in an overall reduction in customer demand and new customer sales.

The Company’s international operations contributed $1,192,000 of revenues in the first quarter of 2009 compared to $1,509,000 in the first quarter of 2008.  This represents a 21% decrease from the same period last year and 25% of total revenues in the first quarter 2009.  The decrease in international revenues is principally due to reduced demand in Europe, partially offset by increased demand in Asia Pacific and revenue contributions from the newly created subsidiary in Japan.

Software license fee revenues decreased $921,000 to $510,000 in the first quarter of 2009 from $1,431,000 in the first quarter of 2008.  Astea Alliance license revenues decreased $853,000 to $186,000 in the first quarter of 2009 from $1,039,000 in the first quarter of 2008.  The low level of Alliance license sales reflects the slowdown in buying that has been prevalent throughout the world economy in the first quarter of 2009.  The Company sold $324,000 of software licenses from its’ FieldCentrix subsidiary compared to $392,000 in the same period of 2008.  There were no license revenues from DISPATCH-1 sales in either year.

Services and maintenance revenues decreased $1,318,000 to $4,274,000 in the first quarter of 2009 from $5,595,000 in the first quarter of 2008.  Astea Alliance service and maintenance revenues decreased $1,256,000 to $2,996,000 compared to $4,252,000 in the first quarter of 2008.  The decrease in Astea Alliance revenues is the result of reduced demand in the U.S. and Europe, partially offset by increased demand in the Asia Pacific region.    Service and maintenance revenues from our FieldCentrix subsidiary was essentially flat compared to the same quarter last year, $1,212,000 in 2009 compared with $1,236,000 in 2008. Service and maintenance revenue from DISPATCH-1 declined by $40,000 to $66,000 for the quarter ending March 31, 2009.  The decline in service and maintenance revenue for DISPATCH-1 was expected as the Company had discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees decreased 27% to $554,000 in the first quarter of 2009 from $761,000 in the first quarter of 2008.  Included in the cost of software license fees is the fixed cost of capitalized software amortization and the amortization of software acquired from FieldCentrix.  Contributing to the decrease in cost of license fees is the completion of amortization of software capitalized on older versions of Astea Alliance as well as the variable component of license sales which is reduced due to the low level of Astea Alliance license sales in the first quarter of 2009.  The software licenses gross margin percentage was (9%) in the first quarter of 2009 compared to 47% in the first quarter of 2008. The large decrease in gross margin was attributable to the significant reduction in license revenue in 2009 compared to 2008.

Cost of services and maintenance decreased 20% to $2,631,000 in the first quarter of 2009 from $3,309,000 in the first quarter of 2008.  The decrease is principally attributable to a decrease in headcount in both the U.S. and Europe which was needed to adjust expenses to the declining demand for professional services.  In addition, the weakening of both European and Asian currencies assisted in making the cost of services in those countries less expensive relative to the U.S. dollar.  The services and maintenance gross margin percentage was 38% in the first quarter of 2009 compared to 41% in the first quarter of 2008.  The slight decrease in service and maintenance gross margin results from certain fixed price contracts extending beyond the estimated time, which resulted in reducing the Company’s effective daily rates.

Product Development

Product development expense decreased 54% to $618,000 in the first quarter of 2009 from $1,348,000 in the first quarter of 2008.  The decrease results from a 14% reduction in development headcount compared to the same period last year.  In addition the bulk of the Company’s development is performed in Israel.  The Israeli shekel was 10% less expensive in the first quarter of 2009 compared to the same quarter in 2008, which contributed to reducing the Company’s cost of development in the first quarter of 2009.  The Company excludes the capitalization of software development costs from product development.  Development costs of $468,000 were capitalized in the first quarter of 2009 compared to $479,000 during the same period in 2008.    Gross development expenses were $1,086,000 for the first quarter of 2009 compared to $1,827,000 for the first quarter of 2008, 41% lower in 2009 compared to 2008.  Product development as a percentage of revenues was 13% in the first quarter of 2009 compared with 19% in the first quarter of 2008.

Sales and Marketing

Sales and marketing expense decreased by 29% to $885,000 in the first quarter of 2009 from $1,241,000 in the first quarter of 2008.  The decrease is primarily attributable to a decrease in commissions due to lower license revenues.   In addition, marketing expenses have been reduced to take into account the slowdown in buying and reduction in potential leads that have resulted due to the worldwide economic slowdown.  As a percentage of revenues, sales and marketing expenses remained constant at 18% between the first quarter of 2009 and 2008.

General and Administrative

General and administrative expenses of $788,000 in the quarter ended March 31, 2009 were 3% lower than the first quarter of 2008.  The decrease is primarily the result of small exchange gains on foreign currency transactions.  As a percentage of revenues, general and administrative expenses increased slightly to 16% from 12% in the first quarter of 2008.

Interest Income, Net

Net interest income decreased $8,000 from $19,000 in the first quarter of 2008 to $11,000 in the first quarter of 2009.  The decrease resulted primarily from a decrease in the rate of interest paid on short-term, low risk investments.

Net Loss

The Company generated a net loss of $728,000 for the three months ended March 31, 2009 compared to net loss of $425,000 in 2008.  The increase in the net loss of $303,000 is the result of a decrease in revenues of $2,242,000 or 32%, mostly offset by a decrease in expenses of $1,994,000 or 27%.

International Operations

Total revenue from the Company’s international operations decreased by $317,000 to $1,192,000 in the first quarter of 2009 from $1,509,000 in the same quarter in 2008.  The decrease in revenue from international operations is principally due to the reduction in professional services and maintenance revenue in Europe.  There were a number of large projects that occurred in the first quarter of 2008 that have been completed and not completely replaced due to the economic slowdown in Europe.  This was partially offset by an increase in revenues of 20% in the Asia Pacific region, which resulted from the Company’s expanded presence in Japan.  International operations generated a net loss of $167,000 for the quarter ended March 31, 2009 compared to net loss of $121,000 in the same quarter in 2008.  The slight increase in net loss in 2009 compared to 2008 is principally due to the reduction of revenues in Europe.

Liquidity and Capital Resources

     Operating Activities

Net cash generated by operating activities was $242,000 for the three months ended March 31, 2009 compared to cash generated by operations of $1,639,000 for the three months ended March 31, 2008, a net decrease of $1,881,000.  The decrease in cash generated by operations was primarily attributable to a change of $1,979,000 in accounts receivable, which increased by $646,000 in 2009 compared to a reduction of $1,333,000.  Adding to the decrease in cash provided by operations was an increase in the net loss for the period of $303,000.  Partially offsetting the increased uses of cash were an increase in deferred revenues of $339,000, an increase in accounts payable and accrued expenses of $231,000 in 2009 compared to a decrease of $3,000 in 2008, and an increase in the allowance for doubtful accounts of $60,000 in 2009 compared to a decrease of $10,000 in 2008.

    Investing Activities

The Company generated $65,000 from investing activities in the first three months of 2009 compared to using $633,000 in the first three months of 2008.  The increase in cash generated by investing activities of $698,000 when comparing the first quarter of 2009 to the first quarter of 2008 results primarily from the Company liquidating $500,000 of short-term investments in 2009.  In addition, capital expenditures were $115,000 lower in 2009 as the Company focused on minimizing all discretionary spending.

    Financing Activities

The Company paid $45,000 in dividends on its convertible preferred stock in the first quarter of 2009.  The stock was issued at the end of the third quarter of 2008.  There were no financing cash flows in the first quarter of 2008.

In June 2008, the Company renewed its secured revolving line of credit with a bank to borrow up to $2.0 million.  The line of credit is secured by accounts receivable.  Interest is payable monthly based on the prime rate of interest charged by the bank.  The Company did not borrow any funds during the first quarter of 2009.  It did make one loan during the three months ended March 31, 2008 and repaid the amount within 10 days.  At March 31, 2009 the total outstanding loan under the line of credit agreement was $0.  The maturity date on the line of credit is June 30, 2009.

At March 31, 2009, the Company had a working capital ratio of 1.12:1, with cash of $3,267,000.  The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the next twelve months.  The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.  The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

Variability of Quarterly Results and Potential Risks Inherent in the Business

The Company’s operations are subject to a number of risks, which are described in more detail in the Company’s prior SEC filings, including in its annual report on Form 10-K for the fiscal year ended December 31, 2008.  Risks which are peculiar to the Company on a quarterly basis, and which may vary from quarter to quarter, include but are not limited to the following:

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

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of March 31, 2009, the Company’s investments consisted of U.S. money market funds.  The Company does not expect any material loss with respect to its investment portfolio.  In addition, the Company does not believe that a 10% change in interest rates would have a significant effect on its interest income.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency.  For the three month period ended March 31, 2009, approximately 25% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4.     CONTROLS AND PROCEDURES

The Company’s management team, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), as of the last day of the period covered by this report, March 31, 2009.  The term disclosure controls and procedures means the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, because of the material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of March 31, 2009. To address the material weaknesses in the Company’s internal control over financial reporting described below, we performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this report. As a result of these expanded procedures, the Company believes that the condensed consolidated financial statements contained in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods covered thereby in conformity with generally accepted accounting principles in the United States (“GAAP”).

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

In connection with management’s assessment of our internal control over financial reporting described above, management has identified that as of March 31, 2009, our disclosure controls and procedures did not adequately provide for effective controls over the accounting for revenue recognition.  Specifically, our disclosure controls and procedures did not adequately provide for effective control over the review and monitoring of revenue recognition for certain license sale contracts that included undelivered elements.  As a result of this material weakness, the Company restated its Form 10-K for the years ending December 31, 2006 and 2005.  In addition, the Company restated its quarterly consolidated financial statements for the quarters ended March 31, 2006, June 30, 2006, September 30, 2006, December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007.

Because of the material weaknesses identified, management concluded that its internal control over financial reporting and procedures did not adequately provide for effective internal control over financial reporting as of March 31, 2009, based on criteria in the COSO framework.

The Company expanded its internal procedures related to contracts, proposals sent to customers and implementation plans in order to correct the material weakness related to revenue recognition.  In addition, the Company implemented internal training programs for its operations team to fully understand the rules relating to software revenue recognition.

However, the Company will need to complete additional future quarterly closings in order to adequately evaluate the effectiveness of the remediation efforts made to its material weaknesses in internal controls before it can state that the identified weakness has been corrected.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 15th day of May 2009.

ASTEA INTERNATIONAL INC.

By:	/s/Zack B. Bergreen
Zack B. Bergreen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/Rick Etskovitz
Rick Etskovitz
Chief Financial Officer
(Principal Financial and Chief
Accounting Officer)