Form 10-Q
period 2009-06-30
ASTEA INTERNATIONAL INC
filed 2009-08-14
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          June 30, 2009

or

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
Yes           No   X

As of August 7, 2009, 3,554,049 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC.

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009 (Unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$3,443,000	$3,144,000
Investments available for sale	300,000	500,000
Receivables, net of reserves of $292,000 (unaudited) and $177,000	4,339,000	5,164,000
Prepaid expenses and other	351,000	362,000
Total current assets	8,433,000	9,170,000

Property and equipment, net	296,000	385,000
Intangibles, net	1,018,000	1,159,000
Capitalized software, net	2,680,000	2,718,000
Goodwill	1,538,000	1,538,000
Other long-term restricted cash	113,000	146,000
Other assets	45,000	50,000
Total assets	$14,123,000	$15,166,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,472,000	$2,764,000
Deferred revenues	5,147,000	5,112,000
Total current liabilities	7,619,000	7,876,000

Long-term liabilities:
Deferred tax liability	136,000	118,000

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, issued and outstanding 826,000 as of June 30, 2009 and December 31, 2008	8,000	8,000
Common stock, $.01 par value, 25,000,000 shares Authorized, issued 3,596,000 as of June 30, 2009 and December 31, 2008	36,000	36,000
Additional paid-in capital	31,066,000	30,998,000
Accumulated deficit	(23,990,000)	(23,004,000)
Cumulative comprehensive loss	(544,000)	(658,000)
Less: treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	6,368,000	7,172,000
Total liabilities and stockholders’ equity	$14,123,000	$15,166,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Revenues:
Software license fees	$100,000	$422,000	$610,000	$1,853,000
Services and maintenance	4,831,000	5,049,000	9,105,000	10,644,000
Total revenues	4,931,000	5,471,000	9,715,000	12,497,000
Costs and expenses:
Cost of software license fees	325,000	699,000	879,000	1,460,000
Cost of services and maintenance	2,679,000	3,275,000	5,310,000	6,584,000
Product development	543,000	1,382,000	1,161,000	2,730,000
Sales and marketing	761,000	1,355,000	1,646,000	2,596,000
General and administrative	854,000	889,000	1,642,000	1,700,000
Total costs and expenses	5,162,000	7,600,000	10,638,000	15,070,000

Loss from operations	(231,000)	(2,129,000)	(923,000)	(2,573,000)
Interest income, net	7,000	14,000	18,000	33,000
Loss before income taxes	(224,000)	(2,115,000)	(905,000)	(2,540,000)
Income tax expense	34,000	20,000	81,000	20,000
Net loss	(258,000)	(2,135,000)	(986,000)	(2,560,000)
Preferred dividend	73,000	-	146,000	-
Net loss available to common stockholders	$(331,000)	$(2,135,000)	$(1,132,000)	$(2,560,000)
Comprehensive loss:
Net loss	$(258,000)	$(2,135,000)	$(986,000)	$(2,560,000)
Cumulative translation adjustment	14,000	(56,000)	114,000	13,000
Comprehensive loss:	$(244,000)	$(2,191,000)	$(872,000)	$(2,547,000)

Basic and diluted loss per share	$(0.09)	$(0.60)	$(0.32)	$(0.72)

Weighted Average shares outstanding used in computing basic and diluted loss per common share	3,554,000	3,554,000	3,554,000	3,554,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30,
	2009	2008

Cash flow from operating activities:
Net loss	$(986,000)	$(2,560,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,066,000	1,668,000
Provision for doubtful accounts	125,000	-
Stock based compensation	158,000	159,000
Deferred tax expense	18,000	20,000
Changes in operating assets and liabilities:
Receivables	531,000	2,871,000
Prepaid expenses and other	(11,000)	85,000
Accounts payable and accrued expenses	(192,000)	386,000
Deferred revenues	(80,000)	(732,000)
Net cash provided by operating activities	629,000	1,897,000
Cash flows from investing activities:
Release (increase) of restricted cash	33,000	(20,000)
Sale of short term investments	500,000	-
Purchase of investments	(300,000)	-
Purchases of property and equipment	(31,000)	(156,000)
Capitalized software development costs	(768,000)	(787,000)
Net cash used in investing activities	(566,000)	(963,000)

Cash flow from financing activities:
Dividend payment on preferred stock	(90,000)	-
Net cash used in investing activities	(90,000)	-

Effect of exchange rate changes on cash	326,000	(77,000)
Net increase in cash and cash equivalents	299,000	857,000

Cash and cash equivalents beginning of period	3,144,000	1,615,000
Cash and cash equivalents end of period	$3,443,000	$2,472,000

Supplemental disclosure for non-cash operating and investing activities:
Adjustment to earnout provision related to previous purchase agreement	-	$2,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Cumulative Comprehensive Loss	Treasury Stock	Total Stock- holders' Equity	Compre- hensive Loss
Balance, December 31, 2007	$-	$36,000	$27,852,000	$(19,869,000)	$(703,000)	$(208,000)	$7,108,000
Issuance of preferred stock	8,000		2,992,000				3,000,000
Legal Fees - Preferred Stock			(106,000)				(106,000)
Dividends paid on preferred stock			(48,000)				(48,000)
Stock-based compensation			308,000				308,000
Currency translation adjustment					45,000		45,000	45,000
Net loss				(3,135,000)			$(3,135,000)	(3,135,000)
Balance, December 31, 2008	$8,000	$36,000	$30,998,000	$(23,004,000)	$(658,000)	$(208,000)	$7,172,000	$(3,090,000)
Dividends paid on preferred stock			(90,000)				(90,000)
Stock-based compensation			158,000				158,000
Currency translation adjustment					114,000		114,000	114,000
Net loss				(986,000)			(986,000)	(986,000)
Balance, June 30, 2009	$8,000	$36,000	$31,066,000	$(23,990,000)	$(544,000)	$(208,000)	$6,368,000	$(872,000)

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The consolidated financial statements at June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest shareholders annual report (Form 10-K) and our Form 10-Q’s for the quarters ended March 31, 2009, September 30, 2008, June 30, 2008 and March 31, 2008.  The interim financial information presented is not necessarily indicative of results expected for the entire year ended December 31, 2009.

2.  RECENT ACCOUNTING STANDARDS OR ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162." SFAS No. 168 replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS No. 168 establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  As the codification was not intended to change or alter existing GAAP, it will not have an impact on the Company’s consolidated financial statements.

In May 2009 the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("FAS 165"). FAS 165 requires management to evaluate subsequent events through the date the financial statements were issued or the date the financial statements were available to be issued. FAS 165 is effective for annual and interim periods ending after June 15, 2009 and should be applied prospectively. We have evaluated subsequent events through the issuance of the second quarter 10-Q on August 14, 2009.

3.  FAIR VALUE OF FINANCIAL STATEMENTS

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company has investments that are valued in accordance with the provisions of SFAS 157. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

1.	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

2.	Level 2 - Valuations based inputs on other than quoted prices included within level 1, that are observable for the asset or the liability, either directly or indirectly.

3.	Level 3 - Valuations based on inputs that are unobservable for the asset or the liability measurement.

On December 31, 2008 and June 30, 2009 the fair value for all of the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

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

The Company has identified its federal tax return and its state returns in Pennsylvania and California as “major” tax jurisdictions, as defined.  Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2003 through 2008, the only periods subject to examination.   The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  Accordingly, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the second quarter 2009, there was no interest or penalties related to the settlement of audits.

At June 30, 2009, the Company maintains a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of future taxable income.

In 2008, the Israel Tax Authority “ITA” notified the Company that it intends to re-examine a 2002 transaction that it had previously approved. The Company is vigorously defending itself in court and based on information to date, does not expect this issue to result in any additional tax to the Company.

5.  STOCK BASED COMPENSATION

The Company records stock based compensation in accordance with provisions of SFAS 123(R), “Share Based Payments”, using the modified prospective transition method.   Under this method, compensation costs recognized in the first six months of 2009 include (a) compensation costs for all share-based payments granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date value estimated in accordance with the original provisions of FAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R).

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton (Black-Scholes) option-pricing formula and amortizes the estimated option value using an accelerated amortization method where each option grant is split into tranches based on vesting periods.  The Company’s expected term  represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience regarding similar awards, giving consideration to the contractual terms of the share-based awards and employee termination data and guidance provided by the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107 (“SAB 107”).  Executive level employees who hold a majority of options outstanding, and non-executive level employees each have similar historical option exercise and termination behavior and thus were grouped for valuation purposes.  The Company’s expected volatility is based on the historical volatility of its traded common stock in accordance with the guidance provided by SAB 107 to place exclusive reliance on historical volatilities to estimate our stock volatility over the expected term of its awards.  The Company has historically not paid dividends and has no foreseeable plans to issue dividends.  The risk-free interest rate is based on the yield from the U.S. Treasury zero-coupon bonds with an equivalent term.  Results for prior periods have not been restated.

As of June 30, 2009, the total unrecognized compensation cost related to non-vested options amounted to $342,000, which is expected to be recognized over the options’ average remaining vesting period of 1.30 years.  No income tax benefit was realized by the Company in the six months ended June 30, 2009.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model.

There were no options granted during the first six months of 2009.  During the same period in 2008, the Company granted 25,000 options.

Activity under the Company’s stock option plans is as follows:

	OPTIONS OUTSTANDING
	Shares	Wtd. Avg. Exercise Price
Balance, December 31, 2008	469,000	$5.57
Authorized	-	-
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	(10,000)	$4.99
Balance, June 30, 2009	459,000	$5.58

The following table summarizes outstanding options that are vested and expected to vest and options under the Company’s stock options plans as of June 30, 2009.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	459,000	$5.58	6.11	-

Ending Vested and Expected to Vest	372,000	$5.75	5.83	-

Options Exercisable	256,000	$6.23	5.12	-

6. LOSS PER SHARE

The Company follows SFAS 128 “Earnings Per Share” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations.  Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had a net loss available to the common shareholders for the three months ended June 30, 2009 and June 30, 2008.  The Company had a net loss available to the common shareholders for the six months ended June 30, 2009 and June 30, 2008.  Loss per share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net loss available to common shareholders	$(331,000)	$(2,135,000)	$(1,132,000)	$(2, 560,000)

Denominator:
Weighted average shares used to compute net loss available to common shareholders per common share-basic	3,554,000	3,554,000	3,554,000	3,554,000
Effect of dilutive stock options	-	-	-	-

Weighted average shares used to compute net loss available to shareholders per common share-dilutive	3,554,000	3,554,000	3,554,000	3,554,000
Basic net loss per share to common shareholder	$(0.09)	$(0.60)	$(0.32)	$(0.72)

Dilutive net loss per share to common shareholder	$(0.09)	$(0.60)	$(0.32)	$(0.72)

All options outstanding for the three and six months ended June 30, 2009 to purchase shares of common stock and preferred stock convertible into common stock were excluded from the diluted loss per common share calculation as the inclusion of the options and the convertible preferred stock  would have been antidilutive.  For the three and six months ended June 30, 2008 all options outstanding to purchase shares of common stock were excluded from the diluted loss per common share calculation as the inclusion of the options would have been anti-dilutive.

7.  MAJOR CUSTOMERS

For the three months ended June 30, 2009 and 2008, no customer accounted for more than 10% of total revenues.  For the six months ended June 30, 2009, no customer accounted for more than 10% of total revenues.  For the six months ended June 30, 2008, one customer accounted for 10% of total revenues.  At June 30, 2009, no customer accounted for 10% or more of total accounts receivable.  At December 31, 2008, one customer accounted for 13% of total accounts receivable.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues:
Software license fees
United States
Domestic	$153,000	$91,000	$492,000	$1,522,000
Total United States software license fees	153,000	91,000	492,000	1 ,522,000

Europe	4,000	-	121,000	-
Asia Pacific	(57,000)	331,000	(3,000)	331,000
Total foreign software license fees	(53,000)	331,000	118,000	331,000
Total software license fees	100,000	422,000	610,000	1,853,000

Service and maintenance
United States
Domestic	3,240,000	3,849,000	6,493,000	7,874,000
Export	186,000	94,000	186,000	155,000
Total United States service and maintenance revenue	3,426,000	3,943,000	6,679,000	8,029,000

Europe	640,000	660,000	1,123,000	1,566,000
Asia Pacific	765,000	446,000	1,303,000	1,049,000
Total foreign service and maintenance revenue	1,405,000	1,106,000	2,426,000	2,615,000
Total service and maintenance revenue	4,831,000	5,049,000	9,105,000	10,644,000

Total revenue	$4,931,000	$5,471,000	$9,715,000	$12,497,000

Net (loss) income
United States	$(233,000)	$(1,471,000)	$(793,000)	$(1,775,000)
Europe	(127,000)	(757,000)	(352,000)	(870,000)
Asia Pacific	102,000	93,000	159,000	85,000
Net loss	$(258,000)	$(2,135,000)	$(986,000)	$(2,560,000)

9.  SUBSEQUENT EVENTS

In July 2009, the Company renewed its secured revolving line of credit with a bank to borrow up to $2.0 million.  The line of credit is secured by accounts receivable.  Interest is payable monthly based on the prime rate of interest charged by the bank.  The Company did not borrow any funds during the first six months of 2009.  The Company made one loan during the six months ended June 30, 2008 and repaid the amount within 10 days.  At June 30, 2009 the total outstanding loan under the line of credit agreement was $0.  The maturity date on the line of credit is June 30, 2010.

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

Astea is a global provider of service management software that addresses the unique needs of companies who manage capital equipment, mission critical assets and human capital.  Clients include Fortune 500 to mid-size companies which Astea services through company facilities in the United States, United Kingdom, Australia, Japan, the Netherlands and Israel.  Since its inception in 1979, Astea has licensed applications to companies in a wide range of sectors including information technology, telecommunications, instruments and controls, business systems, and medical devices.

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

For the three months ended June 30, 2009 and 2008, the Company recognized $4,931,000 and $5,471,000, respectively, of revenue related to software license fees and service and maintenance.  For the six months ended June 30, 2009 and 2008, the Company recognized $9,715,000 and $12,497,000 respectively, of revenue related to software license fees and service and maintenance.

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

On June 30, 2009 and December 31, 2008 the fair value for all of the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

Accounts Receivable

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

Software development costs are amortized on a product-by product basis over the greater of the ratio of current revenues to total anticipated revenues (current and future revenues) or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances had occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product.

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

Major Customers

For the three months ended June 30, 2009 and 2008, no customer accounted for more than 10% of total revenues.  For the six months ended June 30, 2009, no customer accounted for more than 10% of total revenues.  For the six months ended June 30, 2008, one customer accounted for 10% of total revenues.  At June 30, 2009, no customer accounted for 10% or more of total accounts receivable.  At December 31, 2008, one customer accounted for 13% of total accounts receivable.

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

As of June 30, 2009, we have approximately $15,530,000 of net deferred tax assets, against which we provided a 100% valuation allowance.  Our net deferred tax assets were generated primarily by operating losses.  Accordingly, it is more likely than not, that we will not realize these assets through future operations.

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

Currency Translation

The accounts of the international subsidiaries and branch operations are translated in accordance with SFAS No. 52, “Foreign Currency Translation,” which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the year. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment in the accompanying consolidated statements of stockholders’ equity. Transaction gains and losses are included in net (loss). General and administrative expenses include exchange gains (losses) of ($30,000) and $80,000 for the six months ended June, 2009 and 2008, respectively.

Net Loss Per Share

The Company follows SFAS 128 “Earnings Per Share” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations.  Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had a net loss available to the common shareholders for the three and six months ended June 30, 2009 and June 30, 2008.  Loss income per share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net loss available to common shareholders	$(331,000)	$(2,135,000)	$(1,132,000)	$(2, 560,000)

Denominator:
Weighted average shares used to compute net (loss) available to common shareholders per common share-basic	3,554,000	3,554,000	3,554,000	3,554,000
Effect of dilutive stock options	-	-	-	-

Weighted average shares used to compute net loss available to shareholders per common share-dilutive	3,554,000	3,554,000	3,554,000	3,554,000
Basic net loss per share to common shareholder	$(0.09)	$(0.60)	$(0.32)	$(0.72)

Dilutive net loss per share to common shareholder	$(0.09)	$(0.60)	$(0.32)	$(0.72)

Comprehensive Loss

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and amortizes, the estimated option value using an accelerated amortization method where each option grant is split into tranches based on vesting periods. The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience regarding similar awards, giving consideration to the contractual terms of the share-based awards and employee termination data and guidance provided by the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107 (“SAB 107”).  Executive level employees who hold a majority of the options outstanding, and non-executive level employees each have similar historical option exercise and termination behavior and thus were grouped for valuation purposes. The Company’s expected volatility is based on the historical volatility of its traded common stock in accordance with the guidance provided by SAB 107 to place exclusive reliance on historical volatilities to estimate our stock volatility over the expected term of its awards. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term.  Results for prior periods have not been restated.

Under the Company’s stock option plans, options awards generally vest over a four year period of continuous service and have a 10 year contractual term.   The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of the grant using the Black-Scholes Merton option pricing formula.  There were no options granted during the six months ended June 30, 2009 and 2008.

Convertible Preferred Stock

On September 24, 2008 the Company issued 826,446 shares of Series-A Convertible Preferred Stock (“preferred stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the preferred stock at an initial rate of 6% and is payable only when, as and if declared by the Company’s Board of Directors, quarterly in arrears.

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

In accordance with relevant accounting pronouncements, the Company recorded the preferred stock on the Company’s consolidated balance sheet within Stockholders’ Equity.  In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” the preferred stock is recorded on the consolidated balance sheet at the amount of net proceeds received less a dividend cost.  The imputed dividend cost of $218,000 was the result of the preferred stock having a dividend rate during the first two years after its issuance (6%) that is lower than the rate that becomes fixed (10%) after the initial two year period.  The dividend cost of $218,000 is being amortized over the first two years from the date of issuance and is based upon the present value of the dividend discount using a 10% yield.

Results of Operations

Comparison of Three Months Ended June 30, 2009 and 2008

Revenues

Revenues decreased $540,000 or 10%, to $4,931,000 for the three months ended June 30, 2009 from $5,471,000 for the three months ended June 30, 2008.  Software license fee revenues decreased $322,000, or 76%, from the same period last year.  Services and maintenance fees for the three months ended June 30, 2009 amounted to $4,831,000, a 4% decrease from the same quarter in 2008.

The Company’s international operations contributed $1,352,000 of revenues in the second quarter of 2009, which is a 6% decrease compared to revenues generated during the second quarter of 2008.  The Company’s revenues from international operations amounted to 27% of the total revenue for the second quarter in 2009, compared to 26% of total revenues for the same quarter in 2008.

Software license fee revenues decreased 76% to $100,000 in the second quarter of 2009 from $422,000 in the second quarter of 2008.  Astea Alliance license revenues decreased $294,000 or 75%, to $100,000 in the second quarter of 2009 from $394,000 in the second quarter of 2008.  The overall decrease in license revenue is attributable primarily to lower than expected sales in the United States and Europe during the second quarter due to extended sales cycles resulting from the overall economic slowdown. The Company did not sell any software licenses from its FieldCentrix subsidiary in the second quarter of 2009 compared to sales of $28,000 in the same quarter of 2008.  Additionally, the company did not sell any DISPATCH-1 licenses during the three months ended June 30, 2009 and 2008.

Services and maintenance revenues were $4,831,000 in the second quarter of 2009 compared to $5,049,000 in the second quarter of 2008, a decrease of 4%.  Astea Alliance service and maintenance revenues decreased by $111,000 or 3% compared to the second quarter of 2008.  The decrease resulted from reduced demand from European customers.  Service and maintenance revenues from our FieldCentrix subsidiary decreased by $137,000 or 11% during the same period in 2008. The decrease is the result of decreased license sales.  DISPATCH-1 service and maintenance revenues increased $30,000 to $114,000 from $84,000 in the prior year.  The increase in service and maintenance revenue for DISPATCH-1 was specific to a large customization for one legacy customer.

Costs of Revenues

Cost of software license fees decreased 54% to $325,000 in the second quarter of 2009 from $699,000 in the second quarter of 2008.  Included in the cost of software license fees is the fixed cost of capitalized software amortization, amortization of software acquired from FieldCentrix and any third party software embedded in the Company’s software licenses sold to customers.  The principal cause of the decrease in cost of software license fees is the reduction in amortization of capitalized software development costs related to version 8.0 of Astea Alliance, which was fully amortized during the first quarter of 2009.  The software license gross margin percentage was (225%) in the second quarter of 2009 compared to (66%) in the second quarter of 2008.  The significant decline in gross margin was due to reduced software license fees partially offset by decreased amortization expense.

Cost of services and maintenance decreased 18% to $2,679,000 in the second quarter of 2009 from $3,275,000 in the second quarter of 2008.  The decrease in cost of service is due to a decrease in headcount and a decrease in consultants compared to the same quarter in 2008.  The services and maintenance gross margin percentage increased to 45% in the second quarter of 2009 compared to 35% in the second quarter of 2008 primarily due to the decrease in cost of service and maintenance.

Product Development

Product development expense decreased 61% to $543,000 in the second quarter of 2009 from $1,382,000 in the second quarter of 2008. The large decrease results from reduced headcount and reduced costs for operating the Company’s principal development center in Israel due to the weakening of the Israeli shekel relative to the US dollar.  The exchange rate on the Israeli shekel compared to the U.S. dollar has decreased by 16% since the same quarter in 2008. Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Development costs of $301,000 were capitalized in the second quarter of 2009 compared to $308,000 during the same period in 2008.  Gross product development expense was $844,000 in the quarter which is 50% less than the same quarter in 2008.  Product development expense as a percentage of revenues decreased to 11% in the second quarter of 2009 compared with 25% in the second quarter of 2008.  The decrease in costs relative to revenues is due to the significant decrease in product development expense.

Sales and Marketing

Sales and marketing expense decreased 44% to $761,000 in the second quarter of 2009 from $1,355,000 in the second quarter of 2008. The decrease in sales and marketing expense is attributable principally to a decrease in costs associated with the Company’s user’s conference that was held the second quarter of 2008 which was not held in 2009, a reduction in headcount and lower sales commissions resulting from lower license sales.  As a percentage of revenues, sales and marketing expense decreased to 15% in 2008 from 25% in the second quarter of 2008.  The decreased percentage results from both the decrease in total revenues and decrease in sales and marketing expense.

General and Administrative

General and administrative expenses decreased 4% to $854,000 during the second quarter of 2009 from $889,000 in the second quarter of 2008.  The decrease in general and administrative expenses is attributable principally to a decrease in audit fees partially offset by a slight increase in legal fees and consulting fees during the same period.  As a percentage of revenue, general and administrative expenses increased slightly to 17% in the three months ended June 30, 2009 compared to 16% in the same period of 2008.

Interest Income, Net

Net interest income decreased by $7,000 to $7,000 in the second quarter of 2009 from the second quarter of 2008.  The decrease resulted primarily from a decline in interest rates paid on investable funds.

Net Loss

The Company generated a net loss of $258,000 for the three months ended June 30, 2009 compared to a net loss of $2,135,000 for the same period in 2008.  The decrease in the net loss of $1,877,000 is the result of a decrease in expenses of $2,438,000 partially offset by a reduction in revenue of $540,000.

International Operations

Total revenue from the Company’s international operations decreased 6% during the second quarter of 2009 to $1,352,000 compared to $1,437,000 for the second quarter of 2008.  The decrease in revenue from international operations was attributable primarily to a decrease in service revenue from the Company’s European subsidiary.  International operations generated a net loss of $25,000 for the second quarter ended June 30, 2009 compared to a net loss of $664,000 in the same period in 2008.  The improvement is the result of operations in the Asia Pacific region which is engaged in ongoing professional services projects and support.

Comparison of Six Months Ended June 30, 2009 and 2008

Revenues

Revenues decreased $2,782,000, or 22%, to $9,715,000 for the six months ended June 30, 2009 from $12,497,000 for the six months ended June 30, 2008.  Software license revenues decreased 67% from the same period last year.  Service and maintenance fees for the six months ended June 30, 2009 amounted to $9,105,000 a 14% decrease from the same quarter in 2008.  The decrease in revenue is primarily a result of a slowdown in the worldwide economy which has resulted in an overall reduction in customer demand and new customer sales.

The Company’s international operations contributed $2,544,000 of revenues in the first six months of 2009 compared to $2,946,000 in the first six months of 2008.  This represents a 14% decrease from the same period last year and 26% of total Company revenues in the first six months of 2009.   The decrease in international revenues compared to the same period in 2008 is primarily due to the reduction in license sales in 2009 which also negatively impacted professional services in Europe.

Software license fee revenues decreased 67% to $610,000 in the first six months of 2009 from $1,853,000 in the first six months of 2008.  Astea Alliance license revenues decreased $1,147,000 to $286,000 or 80% in the first six months of 2009 from $1,433,000 in the first six months of 2008.   In addition, license revenue from the FieldCentrix subsidiary decreased by $96,000 or 23% to $324,000.  There were no sales of DISPATCH-1 during the first six months of 2009 and 2008.  The overall decline in license revenue resulted from the general uncertainty regarding the worldwide economic slowdown and its impact on extending the sales cycle

Services and maintenance revenues decreased 14% to $9,105,000 in the first six months of 2009 from $10,644,000 in the first six months of 2008. Astea Alliance service and maintenance revenue were $6,504,000, a decrease of 17%, or $1,352,000 over the six months ended June 30, 2008.  The decrease in Astea Alliance service and maintenance revenues is the result of a reduction in implementation projects from the reduction in license sales, primarily in the EMEA region.  There was a decrease of 7% or $166,000 of service and maintenance revenues from FieldCentrix in the first six months of 2009 compared to $2,504,000 for the first six months of 2008.  DISPATCH-1 service and maintenance revenues decreased by $27,000 to $180,000 from $207,000 in the prior year.  The decline in service and maintenance revenue for DISPATCH-1 was expected as the Company discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees decreased 40% to $879,000 in the first six months of 2009 from $1,460,000 in the first six months of 2008.  Included in the cost of software license fees is the fixed cost of capitalized software amortization.  The principal cause of the decrease results from a reduction in the amortization of capitalized software related to version 8 which was fully amortized in the first quarter of 2009.  The software licenses gross margin percentage was (44%) in the first six months of 2009 compared to 21% in the first six months of 2008. The decline in gross margin is attributable to the significant decrease in license sales.

Cost of services and maintenance decreased 19% to $5,310,000 in the first six months of 2009 from $6,584,000 in the first six months of 2008.  The decrease in cost of service and maintenance is attributed primarily to a decrease in headcount from last year to this year a decrease in outside consultants used in our Europe location and a decrease in recruiter fees.  The services and maintenance gross margin percentage improved to 42% in the first six months of 2009 compared to 38% in the first six months of 2008.

Product Development

Product development expense decreased 57% to $1,161,000 in the first six months of 2009 from $2,730,000 in the first six months of 2008.  The decrease results from the decrease in headcount in our primary development center in Israel and a 15% reduction in the value on the Israeli shekel compared to the US dollar.  Israel is the principal site for the Company’s development.  Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Software development costs of $768,000 were capitalized in the first six months of 2009 compared to $787,000 during the same period in 2008.  Gross development expense was $1,929,000 during the first six months of 2009 compared to $3,517,000 during the same period in 2008.  Product development as a percentage of revenues was 12% in the first six months of 2009 compared with 22% in the first six months of 2008.  The decrease in percentage of revenues is the result of the decreased development expense and significant decline in total revenues.

Sales and Marketing

Sales and marketing expense decreased 37% to $1,646,000 in the first six months of 2009 from $2,596,000 in the first six months of 2008. The decrease in sales and marketing expense is attributable to a decrease in costs associated with our users conference that was not held in 2009 but was held in the first six months of 2008, decreases in salary due to lower headcount, decreases in commissions from lower licenses sales, decrease in trade shows and sales seminars, and a decrease in outside consultants.  As a percentage of revenues, sales and marketing expenses decreased to 17% from 21% in the first six months of 2008.

General and Administrative

General and administrative expenses decreased 3% to $1,642,000 in the first six months of 2009 from $1,700,000 in the first six months of 2008.   The decrease in general and administrative expenses is attributable principally to a decrease in salaries costs.  As a percentage of revenues, general and administrative expenses increased to 17% from 14% in the first six months of 2008.

Interest Income, Net

Net interest income decreased $15,000 to $18,000 from $33,000 in the first six months of 2009.  The decrease resulted primarily from lower interest rates earned on invested cash.

Net Loss

Net loss for the six months ended June 30, 2009 was $986,000 compared to a net loss of $2,560,000 for the six months ended June 30, 2008.  The decrease in the net loss of $1,574,000 is a direct result of a decrease in operating costs of 29% partially offset by a 22% decrease in revenues.

International Operations

Total revenue from the Company’s international operations decreased by $402,000, or 14%, to $2,544,000 in the first six months of 2009 compared to $2,946,000 in the first six months in 2008. This represents 26% of total Company revenues in the first six months of 2009.  International operations generated a net loss of $193,000 for the first six months ended June 30, 2009 compared to net loss of $785,000 in the same period in 2008.

Liquidity and Capital Resources

    Operating Activities

Net cash generated by operating activities was $629,000 for the six months ended June 30, 2009 compared to cash generated by operations of $1,897,000 for the six months ended June 30, 2008, a decrease of $1,268,000.  The decrease in cash generated by operations was attributable primarily to, a reduction in collecting accounts receivables of $2,340,000 and a decrease in accounts payable and accrued expenses of $192,000 in 2009 compared to an increase of $386,000 in 2008.  Partially offsetting the reductions in cash flow are a reduction in net loss of $1,574,000, an increase in the allowance of doubtful accounts of $125,000 and a decrease in deferred revenues of $80,000 in 2009 compared to a decrease of $732,000 in 2008.  The large difference in deferred revenues in 2008 resulted from the recognition of  revenue on contracts that had been deferred from previous years due to undelivered elements delivered in the first half of 2008.

    Investing Activities

The Company used $566,000 for investing activities in the first six months of 2009 compared to using $963,000 in the first six months of 2008, a decrease of cash used of $397,000.  The increase in cash used is attributable primarily to a decrease in capital expenditures offset by reduced capitalized software development costs in the first six months of 2009.

    Financing Activities

The Company paid $90,000 in dividends on its convertible preferred stock in the first six months of 2009.  Preferred stock was issued at the end of the third quarter of 2008.  There were no financing cash flows in the first six months of 2008.

Due to the strengthening of the U.S. dollar related to the other currencies in which the Company operates, primarily the British pound, Euro, Australian dollar and Israel shekel, the effect of exchange rates on cash provided an inflow of $326,000 in 2009 compared to an outflow of $77,000 in 2008.

In June 2009, the Company renewed its secured revolving line of credit with a bank to borrow up to $2.0 million.  The line of credit is secured by accounts receivable.  Interest is payable monthly based on the prime rate of interest charged by the bank.  The Company did not borrow any funds during the first six months of 2009.  The Company made one loan during the six months ended June 30, 2008 and repaid the amount within 10 days.  At June 30, 2009 the total outstanding loan under the line of credit agreement was $0.  The maturity date on the line of credit is June 30, 2010.

At June 30, 2009, the Company had a working capital ratio of 1.11:1, with cash of $3,443,000.  The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the next twelve months.  The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.  The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of June 30, 2009, the Company’s investments consisted of U.S. money market funds and corporate bonds with seven day maturities.  The Company does not expect any material loss with respect to its investment portfolio.  In addition, the Company does not believe that a 10% change in interest rates would have a significant effect on its interest income.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency.  For the six months ended June 30, 2009, approximately 25% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4T.    CONTROLS AND PROCEDURES

The Company’s management team, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), as of the last day of the period covered by this report, June 30, 2009.  The term disclosure controls and procedures means the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, because of the material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of June 30, 2009. To address the material weaknesses in the Company’s internal control over financial reporting described below, we performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this report. As a result of these expanded procedures, the Company believes that the condensed consolidated financial statements contained in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods covered thereby in conformity with generally accepted accounting principles in the United States (“GAAP”).

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

In connection with management’s assessment of our internal control over financial reporting described above, management has identified that as of June 30, 2009, our disclosure controls and procedures did not adequately provide for effective controls over the accounting for revenue recognition.  Specifically, our disclosure controls and procedures did not adequately provide for effective control over the review and monitoring of revenue recognition for certain license sale contracts that included undelivered elements.  As a result of this material weakness, the Company restated its Form 10-K for the years ending December 31, 2006 and 2005.  In addition, the Company restated its quarterly consolidated financial statements for the quarters ended March 31, 2006, June 30, 2006, September 30, 2006, December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007.

Because of the material weaknesses identified, management concluded that its internal control over financial reporting and procedures did not adequately provide for effective internal control over financial reporting as of December 31, 2008, based on criteria in the COSO framework.

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

PART II - OTHER INFORMATION

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect the Company’s business, financial condition or future results. The risks described in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on June 24, 2009, the following actions were adopted:

1.	The election of a board of directors to hold office until the next annual stockholders’ meeting or until their respective successors have been elected or appointed.

	Number of Shares
Director	Voted For	Withheld
Zack Bergreen	2,839,467	451,286
Adrian Peters	2,972,391	318,362
Thomas J. Reilly, Jr.	2,972,391	318,362
Eric Siegel	2,972,391	318,362

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

ASTEA INTERNATIONAL INC.

Date: August 14, 2009	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2009	/s/Rick Etskovitz
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