Form 10-Q
period 2009-09-30
ASTEA INTERNATIONAL INC
filed 2009-11-10
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          September 30, 2009

or

[    ]  Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from _____ to _____

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
Yes           No   X

As of November 5, 2009, 3,554,049 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC.

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2009 (Unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,774,000	$3,144,000
Investments available for sale	200,000	500,000
Receivables, net of reserves of $256,000 (unaudited) and $177,000	5,128,000	5,164,000
Prepaid expenses and other	422,000	362,000
Total current assets	8,524,000	9,170,000

Property and equipment, net	262,000	385,000
Intangibles, net	948,000	1,159,000
Capitalized software, net	2,696,000	2,718,000
Goodwill	1,538,000	1,538,000
Other long-term restricted cash	103,000	146,000
Other assets	45,000	50,000
	$14,116,000	$15,166,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,410,000	$2,764,000
Deferred revenues	5,527,000	5,112,000
Total current liabilities	7,937,000	7,876,000

Long-term liabilities:
Deferred tax liability	146,000	118,000

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; issued and outstanding 826,000 as of September 30, 2009 and December 31, 2008	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,596,000 as of September 30, 2009 and December 31, 2008	36,000	36,000
Additional paid-in capital	31,030,000	30,998,000
Accumulated deficit	(24,343,000)	(23,004,000)
Cumulative comprehensive loss	(490,000)	(658,000)
Less: treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	6,033,000	7,172,000
Total liabilities and stockholders’ equity	$14,116,000	$15,166,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Software license fees	$414,000	$141,000	$1,024,000	$1,994,000
Services and maintenance	4,377,000	5,301,000	13,482,000	15,945,000
Total revenues	4,791,000	5,442,000	14,506,000	17,939,000
Costs and expenses:
Cost of software license fees	543,000	707,000	1,422,000	2,166,000
Cost of services and maintenance	2,707,000	3,100,000	8,017,000	9,684,000
Product development	526,000	746,000	1,687,000	3,476,000
Sales and marketing	708,000	1,029,000	2,354,000	3,625,000
General and administrative	665,000	838,000	2,307,000	2,539,000
Total costs and expenses	5,149,000	6,420,000	15,787,000	21,490,000

Loss from operations	(358,000)	(978,000)	(1,281,000)	(3,551,000)
Interest income, net	6,000	13,000	24,000	46,000
Loss before income taxes	(352,000)	(965,000)	(1,257,000)	(3,505,000)
Income tax expense	1,000	11,000	82,000	31,000
Net loss	$(353,000)	$(976,000)	$(1,339,000)	$(3,536,000)
Preferred dividend	73,000	-	219,000	-
Net loss available to common shareholders	$(426,000)	$(976,000)	$(1,558,000)	$(3,536,000)

Comprehensive loss:
Net loss	$(353,000)	$(976,000)	$(1,339,000)	$(3,536,000)
Cumulative translation adjustment	54,000	(75,000)	168,000	(62,000)
Comprehensive loss:	$(299,000)	$(1,051,000)	$(1,171,000)	$(3,598,000)

Basic and diluted loss per share	$(0.12)	$(0.27)	$(0.44)	$(0.99)

Weighted average shares outstanding used in computing basic and diluted loss per common share	3,554,000	3,554,000	3,554,000	3,554,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,339,000)	$(3,536,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,662,000	2,504,000
Provision for doubtful accounts	89,000	(60,000)
Stock based compensation	167,000	219,000
Deferred tax expense	28,000	31,000
Changes in operating assets and liabilities:
Receivables	(58,000)	2,504,000
Prepaid expenses and other	(144,000)	127,000
Accounts payable and accrued expenses	(37,000)	(144,000)
Deferred revenues	426,000	(797,000)
Other assets	5,000	8,000
Net cash provided by operating activities	799,000	856,000
Cash flows from investing activities:
Sale of short term investments	300,000	-
Purchases of property and equipment	(58,000)	(234,000)
Capitalized software development costs	(1,248,000)	(1,544,000)
Release of restricted cash	44,000	-
Net cash used in investing activities	(962,000)	(1,778,000)

Cash flows from financing activities
Proceeds from preferred stock	-	3,000,000
Issuance costs of preferred stock	-	(106,000)
Release of restricted cash	-	150,000
Dividend payments on preferred stock	(135,000)	-
Net cash (used in) provided by financing activities	(135,000)	3,044,000
Effect of exchange rate changes on cash	(72,000)	(34,000)
Net (decrease) increase in cash and cash equivalents	(370,000)	2,088,000
Cash and cash equivalents, beginning of period	3,144,000	1,615,000
Cash and cash equivalents, end of period	$2,774,000	$3,703,000

Supplemental disclosure for non-cash operating and investing activities:
Adjustment to earnout provision related to previous agreement	$-	$2,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Cumulative Comprehensive Loss	Treasury Stock	Total Stock- holders' Equity	Compre- hensive Loss
Balance, December 31, 2007	$-	$36,000	$27,852,000	$(19,869,000)	$(703,000)	$(208,000)	$7,108,000
Issuance of preferred stock	8,000		2,992,000				3,000,000
Legal Fees - Preferred Stock			(106,000)				(106,000)
Dividends paid on preferred stock			(48,000)				(48,000)
Stock-based compensation			308,000				308,000
Currency translation adjustment					45,000		45,000	45,000
Net loss				(3,135,000)			$(3,135,000)	(3,135,000)
Balance, December 31, 2008	$8,000	$36,000	$30,998,000	$(23,004,000)	$(658,000)	$(208,000)	$7,172,000	$(3,090,000)
Dividends paid on preferred stock			(135,000)				(135,000)
Stock-based compensation			167,000				167,000
Currency translation adjustment					168,000		168,000	168,000
Net loss				(1,339,000)			(1,339,000)	(1,339,000)
Balance, September 30, 2009	$8,000	$36,000	$31,030,000	$(24,343,000)	$(490,000)	$(208,000)	$6,033,000	$(1,171,000)

See accompanying notes to the consolidated financial statements.

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

The consolidated financial statements at September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest shareholders annual report (Form 10-K) and our Form 10-Q’s for the quarters ended March 31, 2009, June 30, 2009, September 30, 2008, June 30, 2008 and March 31, 2008.  The interim financial information presented is not necessarily indicative of results expected for the entire year ended December 31, 2009.

2.  SUBSEQUENT EVENTS

The Company evaluates events occurring between the end of our fiscal quarter and, September 30, 2009 and November 10, 2009 when the financial statements were issued.

3.  RECENTLY ADOPTED ACCOUNTING GUIDANCE

In September 2009, guidance was issued by the Financial Accounting Standards Board (“FASB”) that addresses the effect on the calculation of earnings per share for a period that includes the redemption or induced conversion of preferred stock.  The guidance addresses the difference between the (1) fair value of the consideration transferred to the holders of preferred stock and (2) the carrying amount of the preferred stock in the registrant’s balance sheet should be subtracted from net income to arrive at income available to commons stockholders in the calculation of earnings per share.  Adoption of this new guidance did not have a material impact on our financial statements.

On January 1, 2009, we adopted authoritative guidance issued by FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We adopted this guidance for all business combinations that occur after January 1, 2009.

On January 1, 2009, we adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On January 1, 2009, we adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

4.  RECENT ACCOUNTING GUIDANCE NOT YET ADOPTED

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted.  Under the new guidance, arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance.  Software-enabled products will now be subject to other relevant revenue recognition guidance.  Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  We believe adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning January 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests.  We believe adoption of this new guidance will not have a material impact on our financial statements.

5.  FAIR VALUE MEASUREMENTS

The Company accounts for certain assets and liabilities at fair value.  The hierarchy below lists three levels of fair value based on the extent to which inputs in measuring fair value are observable in the market.  We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety.  These levels are:

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

On December 31, 2008 and September 30, 2009 the fair value for all of the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

6.  INCOME TAX

The Company has identified its federal tax return and its state returns in Pennsylvania and California as “major” tax jurisdictions.  Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2003 through 2008, the only periods subject to examination.   The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  Accordingly, the Company did not record a cumulative effect adjustment.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the third quarter 2009, there was no interest or penalties related to the settlement of audits.

At September 30, 2009, the Company maintains a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of future taxable income.

In 2008, the Israel Tax Authority “ITA” notified the Company that it intends to re-examine a 2002 transaction that it had previously approved. The Company is vigorously defending itself in court and based on information to date, does not expect this issue to result in any additional tax, interest and/or penalties to the Company.

7.  STOCK BASED COMPENSATION

The Company records stock based compensation using the modified prospective transition method.   Under this method, compensation costs recognized in the first nine months of 2009 include (a) compensation costs for all share-based payments granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date value estimated and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton (Black-Scholes) option-pricing formula and amortizes the estimated option value using an accelerated amortization method where each option grant is split into tranches based on vesting periods.  The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience regarding similar awards, giving consideration to the contractual terms of the share-based awards and employee termination data.  Executive level employees who hold a majority of options outstanding, and non-executive level employees each have similar historical option exercise and termination behavior and thus were grouped for valuation purposes.  The Company’s expected volatility is based on the historical volatility of its traded common stock and places exclusive reliance on historical volatilities to estimate our stock volatility over the expected term of its awards.  The Company has historically not paid dividends and has no foreseeable plans to issue dividends.  The risk-free interest rate is based on the yield from the U.S. Treasury zero-coupon bonds with an equivalent term.  Results for prior periods have not been restated.

As of September 30, 2009, the total unrecognized compensation cost related to non-vested options amounted to $263,000, which is expected to be recognized over the options’ average remaining vesting period of 1.18 years.  No income tax benefit was realized by the Company in the nine months ended September 30, 2009.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model.

There were no options granted during the first nine months of 2009.  During the same period in 2008, the Company granted 25,000 options.

Activity under the Company’s stock option plans is as follows:

	OPTIONS OUTSTANDING
	Shares	Wtd. Avg. Exercise Price
Balance, December 31, 2008	469,000	$5.57
Authorized	-	-
Granted	-	-
Forfeited	(23,000)	4.54
Exercised	-	-
Expired	(10,000)	5.16
Balance, September 30, 2009	436,000	$5.63

The following table summarizes outstanding options that are vested and expected to vest and options under the Company’s stock options plans as of September 30, 2009.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	436,000	$5.63	6.17	-

Ending Vested and Expected to Vest	366,000	$5.80	5.83	-

Options Exercisable	274,000	$6.23	5.05	-

8. LOSS PER SHARE

Earnings per share is computed on the basis of the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had a net loss available to the common shareholders for the three months ended September 30, 2009 and September 30, 2008.  The Company had a net loss available to the common shareholders for the nine months ended September 30, 2009 and September 30, 2008.  Loss per share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net loss available to common shareholders	$(426,000)	$(976,000)	$(1,558,000)	$(3,536,000)

Denominator:
Weighted average shares used to compute net loss available to common shareholders per common share-basic	3,554,000	3,554,000	3,554,000	3,554,000
Effect of dilutive stock options	-	-	-	-

Weighted average shares used to compute net loss available to shareholders per common share-dilutive	3,554,000	3,554,000	3,554,000	3,554,000
Basic net loss per share to common shareholder	$(0.12)	$(0.27)	$(0.44)	$(0.99)

Dilutive net loss per share to common shareholder	$(0.12)	$(0.27)	$(0.44)	$(0.99)

All options outstanding for the three and nine months ended September 30, 2009 and 2008 to purchase shares of common stock and preferred stock convertible into common stock were excluded from the diluted loss per common share calculation as the inclusion of the options and the convertible preferred stock  would have been antidilutive.

9.        MAJOR CUSTOMERS

For the three months ended September 30, 2009 no customer accounted for more than 10% of total revenues.  For the three months ended September 30, 2008 one customer accounted for 16% of total revenues.  For the nine months ended September 30, 2009, no customer accounted for more than 10% of total revenues.  For the nine months ended September 30, 2008, one customer accounted for 11% of total revenues.  At September 30, 2009, two customers accounted for 11% or more of total accounts receivable.  At December 31, 2008, one customer accounted for 13% of total accounts receivable.

10.  GEOGRAPHIC SEGMENT DATA

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Software license fees
United States
Domestic	$205,000	$141,000	$697,000	$1,663,000
Total United States software license fees	205,000	141,000	697,000	1 ,663,000

Europe	189,000	-	310,000	-
Asia Pacific	20,000	-	17,000	331,000
Total foreign software license fees	209,000	-	327,000	331,000
Total software license fees	414,000	141,000	1,024,000	1,994,000

Service and maintenance
United States
Domestic	2,320,000	3,703,000	8,813,000	11,577,000
Export	297,000	-	483,000	155,000
Total United States service and maintenance revenue	2,617,000	3,703,000	9,296,000	11,732,000

Europe	575,000	721,000	1,698,000	2,287,000
Asia Pacific	1,185,000	877,000	2,488,000	1,926,000
Total foreign service and maintenance revenue	1,760,000	1,598,000	4,186,000	4,213,000
Total service and maintenance revenue	4,377,000	5,301,000	13,482,000	15,945,000

Total revenue	$4,791,000	$5,442,000	$14,506,000	$17,939,000

Net (loss) income
United States	$(259,000)	$(802,000)	$(1,052,000)	$(2,577,000)
Europe	(147,000)	(445,000)	(499,000)	(1,315,000)
Asia Pacific	53,000	271,000	212,000	356,000
Net loss	$(353,000)	$(976,000)	$(1,339,000)	$(3,536,000)

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

Astea allocates revenue to each element in a multiple-element arrangement based on the elements’ respective fair value, determined by the price charged when the element is sold separately.  Specifically, Astea determines the fair value of the maintenance portion of the arrangement based on the price, at the date of sale, if sold separately, which is generally a fixed percentage of the software license selling price.  The professional services portion of the arrangement is based on hourly rates which the Company charges for those services when sold separately from software.  If evidence of fair value of all undelivered elements exists, but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method.  If an undelivered element for which evidence of fair value does not exist, all revenue in an arrangement is deferred until the undelivered element is delivered or fair value can be determined. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The residual value, after allocation of the fee to the undelivered elements based on VSOE of fair value, is then allocated to the perpetual software license for the software products being sold.  The Company’s policy is to recognize expenses as incurred when revenues are deferred in connection with transactions where VSOE cannot be established for an undelivered element.  Accordingly, all costs associated with the contracts are recorded in the period incurred, which may differ from the period in which revenue is recognized.

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

For the three months ended September 30, 2009 and 2008, the Company recognized $4,791,000 and $5,442,000, respectively, of revenue related to software license fees and services and maintenance.  For the nine months ended September 30, 2009 and 2008, the Company recognized $14,506,000 and $17,939,000 respectively, of revenue related to software license fees and services and maintenance.

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

The Company defines the fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company accounts for certain assets and liabilities at fair value.  The hierarchy below lists three levels of fair value based on the extent to which inputs in measuring fair value are observable in the market.  We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety.  These levels are:

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

On September 30, 2009 and December 31, 2008 the fair value for all of the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

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

Capitalized Software Research and Development Costs

The Company capitalizes software development costs incurred during the period from the establishment of technological feasibility through the product’s availability for general release.  Costs incurred prior to the establishment of technology feasibility are charged to product development expense.  Product development expense includes payroll, employee benefits, other headcount-related costs associated with product development and any related costs to third parties under sub-contracting or net of any collaborative arrangements.

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

The Company uses a two step method for determining goodwill impairment. In the first step, the Company determines the fair value of the reporting unit and compares that fair value to the carrying value of the reporting unit including goodwill. The fair value of the reporting unit is determined using various valuation techniques, including a comparable companies market multiple approach and a discounted cash flow analysis (an income approach).  If the carrying value of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the impairment loss, if any.

The Company compares the implied fair value of goodwill with the carrying amount of goodwill.  The Company determined the implied fair value of goodwill in the same manner as if the Company had acquired those business units. Specifically, the Company must allocate the fair value of the reporting unit to all of the assets of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill.

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

The purchase agreement provided for an earn-out provision through June 30, 2007 that paid the sellers a percentage of certain license revenues and certain professional services.  Due to the contingent nature of such payments, the value of the future payments was not included in the purchase price.  However, as such sales transactions occurred, the related earn-out amounts were added to the purchase price, specifically goodwill. The total addition to goodwill from the date the assets of FieldCentrix, Inc. were acquired through the end of the earn-out period June 30, 2007 was $285,000.

Major Customers

For the three months ended September 30, 2009 no customer accounted for more than 10% of total revenues.  For the three months ended September 30, 2008 one customer accounted for 16% of total revenues.  For the nine months ended September 30, 2009, no customer accounted for more than 10% of total revenues.  For the nine months ended September 30, 2008, one customer accounted for 11% of total revenues.  At September 30, 2009, two customers accounted for 10% or more of total accounts receivable.  At December 31, 2008, one customer accounted for 13% of total accounts receivable.

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

As of September 30, 2009, we have approximately $15,530,000 of net deferred tax assets, against which we provided a 100% valuation allowance.  Our net deferred tax assets were generated primarily by operating losses.  Accordingly, it is more likely than not, that we will not realize these assets through future operations.

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expenses.  Such amounts were not material for 2008, 2007 and 2006 and did not have a material impact on our financial position.

In 2008, the Israel Tax Authority “ITA” notified the Company that it intends to re-examine a 2002 transaction that it had previously approved. The Company is vigorously defending itself in court and based on information to date, does not expect this issue to result in any additional tax, interest and/or penalties to the Company.

Currency Translation

The accounts of the international subsidiaries and branch operations translate the assets and liabilities of international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as other comprehensive loss in the accompanying consolidated statements of stockholders’ equity. Transaction gains and losses are included in net (loss). General and administrative expenses include exchange gains (losses) of ($51,000) and $119,000 for the nine months ended September, 2009 and 2008, respectively.

Net Loss Per Share

Earnings per share is computed on the basis of the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic earnings (loss) per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had a net loss available to the common shareholders for the three months ended September 30, 2009 and September 30, 2008.  The Company had a net loss available to the common shareholders for the nine months ended September 30, 2009 and September 30, 2008.  Loss per share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net loss available to common shareholders	$(426,000)	$(976,000)	$(1,558,000)	$(3,536,000)

Denominator:
Weighted average shares used to compute net (loss) available to common shareholders per common share-basic	3,554,000	3,554,000	3,554,000	3,554,000
Effect of dilutive stock options	-	-	-	-

Weighted average shares used to compute net loss available to shareholders per common share-dilutive	3,554,000	3,554,000	3,554,000	3,554,000

Basic net loss per share to common shareholder	$(0.12)	$(0.27)	$(0.44)	$(0.99)

Dilutive net loss per share to common shareholder	$(0.12)	$(0.27)	$(0.44)	$(0.99)

Stock Compensation

The Company records stock based compensation using the modified prospective transition method.   Under this method, compensation costs recognized in the first nine months of 2009 include (a) compensation costs for all share-based payments granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date value estimated and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton (Black-Scholes) option-pricing formula and amortizes the estimated option value using an accelerated amortization method where each option grant is split into tranches based on vesting periods.  The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience regarding similar awards, giving consideration to the contractual terms of the share-based awards and employee termination data.  Executive level employees who hold a majority of options outstanding, and non-executive level employees each have similar historical option exercise and termination behavior and thus were grouped for valuation purposes.  The Company’s expected volatility is based on the historical volatility of its traded common stock and places exclusive reliance on historical volatilities to estimate our stock volatility over the expected term of its awards.  The Company has historically not paid dividends and has no foreseeable plans to issue dividends.  The risk-free interest rate is based on the yield from the U.S. Treasury zero-coupon bonds with an equivalent term.  Results for prior periods have not been restated.

Under the Company’s stock option plans, options awards generally vest over a four year period of continuous service and have a 10 year contractual term.   The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of the grant using the Black-Scholes Merton option pricing formula.  There were no options granted during the nine months ended September 30, 2009 and 2008.

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

In accordance with relevant accounting guidance, the Company recorded the preferred stock on the Company’s consolidated balance sheet within Stockholders’ Equity.  In accordance with relevant accounting guidance the preferred stock is recorded on the consolidated balance sheet at the amount of net proceeds received less a dividend cost.  The imputed dividend cost of $218,000 was the result of the preferred stock having a dividend rate during the first two years after its issuance (6%) that is lower than the rate that becomes fixed (10%) after the initial two year period.  The dividend cost of $218,000 is being amortized over the first two years from the date of issuance and is based upon the present value of the dividend discount using a 10% yield.

Results of Operations

Comparison of Three Months Ended September 30, 2009 and 2008

Revenues

Revenues decreased $651,000 or 12%, to $4,791,000 for the three months ended September 30, 2009 from $5,442,000 for the three months ended September 30, 2008.  Software license fee revenues increased $273,000, or 194%, from the same period last year.  Services and maintenance fees for the three months ended September 30, 2009 amounted to $4,377,000, a 17% decrease from the same quarter in 2008.

The Company’s international operations contributed $1,969,000 of revenues in the third quarter of 2009, which is a 23% increase compared to revenues generated during the third quarter of 2008.  The Company’s revenues from international operations amounted to 41% of the total revenue for the third quarter in 2009, compared to 29% of total revenues for the same quarter in 2008.  The increase is primarily due to revenues generated by our new subsidiary in Japan, which did not exist last year.

Software license fee revenues increased 194% to $414,000 in the third quarter of 2009 from $141,000 in the third quarter of 2008.  Astea Alliance license revenues increased $57,000 or 130%, to $101,000 in the third quarter of 2009 from $44,000 in the third quarter of 2008.  The Company sold $313,000 of software licenses from its FieldCentrix subsidiary, an increase of 223% from the same quarter of 2008.  The increase is attributable to an increase in license sales in Europe.

Services and maintenance revenues decreased to $4,377,000 from $5,301,000 in the third quarter of 2009, a decrease of 17%.  Astea Alliance service and maintenance revenues decreased by $1,015,000 or 25% compared to the third quarter of 2008.  The decrease resulted from reduced demand from customers.  Service and maintenance revenues generated by FieldCentrix, increased by $194,000 or 17% from $1,164,000 to $1,235,000 during the same period in 2008.  In addition, DISPATCH-1 service and maintenance revenues decreased $4,000 to $77,000 from $81,000 in the prior year.  The decline in service and maintenance revenue for DISPATCH-1 is expected as the Company discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees decreased 23% to $543,000 in the third quarter of 2009 from $707,000 in the third quarter of 2008.  Included in the cost of software license fees are the fixed costs of capitalized software amortization and, amortization of software acquired from FieldCentrix and any third party software embedded in the Company’s software licenses sold to customers.  The principal cause of the decrease in cost of revenues is lower amortization of capitalized software as certain versions which were amortized in 2008 have been fully amortized prior to this quarter. Amortization of capitalized software development costs was $464,000 for the quarter ended September 30, 2009 compared to $664,000 for the same quarter in 2008.  The software license gross margin percentage was (31%) in the third quarter of 2008 compared to (401%) in the third quarter of 2008.  The improvement in license margin resulted from both an increase in license revenues and a decrease in cost of revenues.

Cost of services and maintenance decreased 13% to $2,707,000 in the third quarter of 2009 from $3,100,000 in the third quarter of 2008.  The decrease in cost of service is due to a decrease in headcount compared to the same quarter in 2008.  The services and maintenance gross margin percentage was 38% in the third quarter of 2009 compared to 42% in the third quarter of 2008.  The decrease in services and maintenance gross margin was primarily due to the decrease in billable projects.

 Product Development

Product development expense decreased 29% to $526,000 in the third quarter of 2009 from $746,000 in the third quarter of 2008. The large decrease results from reduced costs for operating the Company’s principal development center in Israel due to weakening of the Israeli shekel compared to the U.S dollar.  Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Development costs of $480,000 were capitalized in the third quarter of 2009 compared to $757,000 during the same period in 2008.  Gross product development expense was $1,006,000 in the quarter ended September 30, 2009 which is 33% less than the same quarter in 2008.  Product development expense as a percentage of revenues decreased to 11% in the third quarter of 2009 compared with 13% in the third quarter of 2008.  The decrease in costs relative to revenues is due to the significant decrease in product development expense.

Sales and Marketing

Sales and marketing expense decreased 31% to $708,000 in the third quarter of 2009 from $1,029,000 in the third quarter of 2008. The decrease in sales and marketing is primarily attributable to a reduction in headcount.  As a percentage of revenues, sales and marketing expense was 15% in 2009 compared to 19% the same as in the third quarter of 2008.

General and Administrative

General and administrative expenses decreased 21% to $665,000 during the third quarter of 2009 from $838,000 in the third quarter of 2008.  The decrease in general and administrative expenses is principally attributable to reduced costs for outside consultants, a decrease in bad debt expense and a decrease in bonuses paid.  As a percentage of revenue, general and administrative expenses decreased to 14% in the third quarter of 2009 from 15% in the third quarter of 2008.

Interest Income, Net

Net interest income decreased $7,000 to $6,000 in the third quarter of 2009 from the third quarter of 2008.  The decrease resulted primarily from a decline in interest rates paid on invested cash.

Income Tax Expense

The Company recorded a provision for income tax of $1,000 for the three months ended September 30, 2009 compared to $11,000 for the same period in 2008.  The reduction resulted from a decline in our foreign tax liability in the Asia Pacific region.

International Operations

Total revenue from the Company’s international operations increased by 23% during the third quarter of 2009 to $1,969,000 compared to $1,598,000 for the third quarter of 2008.  The increase in revenue from international operations was primarily attributable to the opening of our new subsidiary in Japan in January of 2009 and an increase in license revenue in Europe.  International operations generated a net loss of $94,000 for the third quarter ended September 30, 2009 compared to a net loss of $174,000 in the same period in 2008.

Net (Loss)

Net loss for the three months ended September 30, 2009 was $353,000 compared to net loss of $976,000 for the three months ended September 30, 2008.  The improvement results from a decrease in operating expenses of $1,271,000 partially offset by a decrease in revenue of $651,000 during the three months ended September 30, 2009 compared to the same period in 2008.

Comparison of Nine Months Ended September 30, 2009 and 2008

Revenues

Revenues decreased $3,433,000, or 19%, to $14,506,000 for the nine months ended September 30, 2009 from $17,939,000 for the nine months ended September 30, 2008.  Software license revenues decreased 49% from the same period last year.  Service and maintenance fees for the nine months ended September 30, 2009 amounted to $13,482,000, a 15% decrease from the same quarter in 2008.   The decrease in revenue is primarily the result of a slowdown in the worldwide economy which has resulted in an overall reduction in customer demand and new customer sales.

The Company’s international operations contributed $4,513,000 of revenues in the first nine months of 2009 compared to $4,544,000 in the first nine months of 2008.  This represents a 1% decrease from the same period last year and 31% of total Company revenues in the first nine months of 2009.

Software license revenues decreased 49% to $1,024,000 in the first nine months of 2009 from $1,994,000 in the first nine months of 2008.  Astea Alliance license revenues decreased by 74% to $387,000 in the first nine months of 2009 from $1,476,000 in the first nine months of 2008.  The reduction in license sales results from reduced demand from customers for new software.  In addition, revenue from the FieldCentrix subsidiary increased by $119,000 or 23% to $637,000.  There were no sales of DISPATCH-1during the first nine months of 2009 or 2008.

Services and maintenance revenues decreased 15% to $13,482,000 in the first nine months of 2009 from $15,945,000 in the first nine months of 2008. Astea Alliance service and maintenance revenue was $9,529,000, a decrease of 20%, or $2,384,000 compared to the nine months ended September 30, 2008.  There was a decrease of 1% or $48,000 of service and maintenance revenue from FieldCentrix in the first nine months of 2009 compared to $3,744,000 in the first nine months of 2008.  Service and maintenance revenue from DISPATCH-1 decreased by $31,000 to $257,000.  The decline in service and maintenance revenue for DISPATCH-1 was expected as the Company discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees decreased 34% to $1,422,000 in the first nine months of 2009 from $2,166,000 in the first nine months of 2008.  Included in the cost of software license fees is the fixed cost of capitalized software amortization.  The principal cause of the decrease results from a reduction of $736,000 in the amortization of capitalized software related to version 8 of Astea Alliance which was fully amortized in the first quarter of 2009.   The software licenses gross margin percentage was (39%) in the first nine months of 2009 compared to (9%) in the first nine months of 2008.  The decrease in gross margin was attributable to a decrease in license sales.

Cost of services and maintenance decreased 17% to $8,017,000 in the first nine months of 2009 from $9,684,000 in the first nine months of 2008.  The decrease in cost of services and maintenance is principally due to the decrease in headcount from last year to this year, a decrease in outside consultants used in our Europe location and a decrease in recruiter fees.  The services and maintenance gross margin percentage increased slightly to 41% in the first nine months of 2009 compared to 39% in the first nine months of 2008.

Product Development

Product development expense decreased 51% to $1,687,000 in the first nine months of 2009 from $3,476,000 in the first nine months of 2008.  The decrease results from a reduction in the value of the Israeli shekel compared to the US Dollar and a decrease in headcount in our Israel location.  Israel is the primary site for the Company’s development.  Software development costs of $1,248,000 were capitalized in the first nine months of 2009 compared to $1,544,000 during the same period in 2008.  Gross development expense was $2,935,000 during the first nine months of 2009 compared to $5,020,000 during the same period in 2008.  Product development as a percentage of revenues was 12% in the first nine months of 2009 compared with 19% in the first nine months of 2008.  The decrease in percentage of revenues is the result of decreased revenues in 2009.

Sales and Marketing

Sales and marketing expense decreased 35% to $2,354,000 in the first nine months of 2009 from $3,625,000 in the first nine months of 2008. The decrease in sales and marketing expense is primarily attributable to lower commission expense in 2009 and reduced headcount.  As a percentage of revenues, sales and marketing expenses decreased to 16% from 20% in the first nine months of 2008.

General and Administrative

General and administrative expenses decreased 9% to $2,307,000 in the first nine months of 2009 from $2,539,000 in the first nine months of 2008.   The decrease in general and administrative expenses is attributable to a reduction in audit expense, a reduction in salaries and a reduction in consultant fees.  As a percentage of revenues, general and administrative expenses increased slightly to 16% from 14% in the first nine months of 2008.

Interest Income, Net

Net interest income decreased $22,000 to $24,000 from $46,000 in the first nine months of 2009.  The decrease resulted primarily from a decline in interest rates.

Income Tax Expense

The Company recorded a tax provision of $82,000 for the nine months ended September 30, 2009 compared to $31,000 for the same period in 2008.  The increase resulted from tax expense in the Asia Pacific region.

International Operations

Total revenue from the Company’s international operations decreased by $31,000, or 1%, to $4,513,000 in the first nine months of 2009 compared to $4,544,000 in the first nine months in 2008. This represents 31% of total Company revenues in the first nine months of 2009.  The increase in revenues is due to the commencement of direct operations in Japan by the Company in January 2009 and a slight increase in license revenues in Europe.   International operations generated a net loss of $287,000 for the first nine months ended September 30, 2009 compared to net loss of $959,000 in the same period in 2008.

Net (Loss)

Net loss for the nine months ended September 30, 2009 was $1,339,000 compared to net loss of $3,536,000 for the nine months ended September 30, 2008.  The improvement of $2,197,000 is the direct result of a decrease in expenses of $5,703,000 or 27% partially offset by a decrease in revenues of $3,433,000 in the same period of 2008.

Liquidity and Capital Resources

    Operating Activities

Net cash generated by operating activities decreased by $57,000 to $799,000 for the nine months ended September 30, 2009 compared to $856,000 for the nine months ended September 30, 2008.  The decrease in cash generated by operations was attributable primarily to a reduction in collecting accounts receivables of $2,562,000, and an increase in prepaid expense of $144,000 in 2009 compared to a decrease of $127,000 in 2008, and a reduction in depreciation and amortization of $842,000.  Partially offsetting the reductions in cash flow are a reduction in the net loss of $2,197,000, an increase in the allowance for doubtful accounts of $89,000 compared to a decrease of $60,000 in 2008 and an increase in deferred revenues of $426,000 in 2009 compared to a decrease of $797,000 in 2008.

    Investing Activities

The Company used $962,000 for investing activities in the first nine months of 2009 compared to using $1,778,000 in the first nine months of 2008.  The decrease in cash used for investing activities is attributable to a decrease in capital expenditures of $176,000, a decrease in capitalized software development costs of $296,000, the sale of $300,000 of short term investments and the release of $44,000 from restricted cash.

    Financing Activities

The Company used $135,000 for financing activities in the first nine months of 2009 compared to generating $3,044,000 in the same period of 2008.  In September 2008, the Company issued $3,000,000 of cumulative convertible preferred stock against which there was $106,000 of related costs.  In 2009, the only financing expenditures were payments of $135,000 of preferred stock dividends.

Due to the weakening of the U.S. dollar related to most other currencies in which the Company operates, primarily the Australian dollar, Japanese Yen and Israel shekel, the effect of exchange rates on cash provided an outflow of ($72,000) in 2009 compared to an outflow of ($34,000) in 2008.

In June 2009, the Company renewed its secured revolving line of credit with a bank to borrow up to $2.0 million.  The line of credit is secured by accounts receivable.  Interest is payable monthly based on the prime rate of interest charged by the bank.  The Company did not borrow any funds during the first nine months of 2009.  The Company made one loan during the nine months ended September 30, 2008 and repaid the amount within 10 days.  At September 30, 2009 the total outstanding loan under the line of credit agreement was $0.  The maturity date on the line of credit is June 30, 2010.

At September 30, 2009, the Company had a working capital ratio of 1.07:1, with cash and cash equivalents of $2,774,000.  The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the next twelve months.  The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.  The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of September 30, 2009, the Company’s investments consisted of U.S. money market funds and corporate bonds with seven day maturities.  The Company does not expect any material loss with respect to its investment portfolio.  In addition, the Company does not believe that a 10% change in interest rates would have a significant effect on its interest income.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency.  For the nine months ended September 30, 2009, approximately 31% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4T.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASTEA INTERNATIONAL INC.

Date: November 10, 2009	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2009	/s/Rick Etskovitz
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