Form 10-K
period 2009-12-31
ASTEA INTERNATIONAL INC
filed 2010-03-25
CIK 945989

`UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
(Mark One)
 [X]           Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For The Fiscal Year Ended:  December 31, 2009
or

[    ]           Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For the transition period from  _______  to  ________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
     Large Accelerated filer __      Accelerated Filer __      Non-accelerated Filer __      Smaller Reporting Company X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 if the Exchange Act.)   Yes__ No X

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2009 (based on the closing price of $2.02 as reported by the Capital Market of The NASDAQ Stock Market LLC as of such date) was $4,550,361.  For purposes of determining this amount only, the registrant has defined affiliates of the registrant to include the executive officers and directors of registrant and holders of more than 10% of the registrant’s common stock on June 30, 2008.

As of March 18, 2010, 3,556,049 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
Forward-Looking Statements

 This Annual Report on Form 10-K may contain, in addition to historical information, forward-looking statements.  These forward-looking statements are based on the Company’s current assumptions, expectations and projections about future events.  Words like “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements are necessarily estimates reflecting the best judgment of the Company’s management and involve a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed or implied by the forward-looking statements.  Among the factors that could cause actual results to differ from those expressed or implied by a forward-looking statement are those described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	each of the factors discussed on this Item 1A, Risk Factors as well as risk discussed elsewhere in this report;
•	our ability to recruit and retain key technical and management personnel;
•	changes in existing laws;
•	our ability to expand our customer base;
•	infringement on the proprietary rights of our property and the rights of others;
•	competitive pricing pressures in the Service Management industry and our responses to those pressures;
•	our ability to develop new products on a timely basis that keep pace with new technological developments;
•	our increased dependence on technology from third parties; and
•	our ability to expand our products into international markets.

Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.  The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

The Company is not under any obligation and does not intend to make publicly available any update or other revision to any forward-looking statements to reflect circumstances existing after the date of this Annual Report on Form 10-K or to reflect the occurrence or future events even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized.

Item 1.                      Business.

General

Astea International Inc. and subsidiaries (collectively “Astea” or the “Company”) develop, market and support service management software solutions, which are licensed to companies that sell and service equipment, and/or sell and deliver professional services. Companies invest in Astea’s software and services to automate enterprise business processes for purposes of revenue enhancement, cost containment, operational efficiency improvement, and expansion of our customers’ awareness of operational performance through analytical reporting.  Customers’ return on investment from implementing Astea’s solutions is achieved through more efficient management of information, people and cash flows, which we believe increases competitive advantages and customer satisfaction as well as top-line revenue and profitability.

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

Astea’s software has been licensed to approximately 630 companies worldwide. Customers range from mid-size organizations to large, multinational corporations with geographically dispersed locations around the globe. The Company markets and supports its products through a worldwide network of direct and indirect sales and services offices with corporate headquarters in the United States and regional headquarters in the United Kingdom, Australia and Japan.  In 2009, Astea announced the establishment of Astea International Japan, Inc., a new subsidiary in Tokyo, Japan.  With local resources in Tokyo, the Company is providing sales, professional services and customer support to leading service organizations in Japan.  The establishment of a formal presence in Japan brings Astea closer to the market and confirms their commitment to the partnerships that they have developed over the past ten years.  With over forty customers already in Japan, and this number rapidly growing, our new subsidiary affords Astea the ability to better serve their local customers and strategic partners.  Sales partners include distributors (value-added resellers, system integrators and sales agents) and OEM partners.  See Note 14 to the Consolidated Financial Statements Geographic Segment Data for revenues, income (loss) from operations and long lived assets related to each of the Company’s geographic operating regions for the past two years.

In addition to its own product development that is conducted at Company facilities in the United States and Israel, Astea participates in contractual relationships with complementary technology companies in order to reduce time-to-market with new product capabilities and continually increase its value proposition to customers. The Company’s product strategies are developed from the collective feedback from customers, industry consultants, technology partners and sales partners, in addition to its internal product management and development teams.  Astea also works with its active user community who closely advises and participates in ongoing product development efforts.

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

Industry Overview – Service Management

In a very simplistic manner, service management is typically defined as a technician performing repair, installation, or regularly scheduled/preventive maintenance work at a customer site. It involves the management of incoming service requests, dispatching of service technicians, managing parts, managing contracts, prioritizing service based on service level agreement and severity of problem, and the repair, refurbishment and retirement process for a piece of equipment. Field service organizations vary greatly in size, target industries and supported technologies.  Although every industry relies on field service to some degree, for some industries field service is critical.  Equipment, ranging from computers and peripherals to building systems, office equipment and medical equipment depends on field service.  Sometimes, this equipment is the lifeblood of a company, and any downtime or service interruptions can significantly impair operations or even endanger human life and safety.

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

Astea Alliance is licensed to companies that sell and/or service capital equipment or mission critical assets and human capital.  Companies invest in Astea’s software and services to automate service processes for cost containment, operational efficiency, and management visibility.  Customers’ return on investment is achieved through improved management of customer information, people and cash flows, thereby we believe increasing competitive advantage and customer satisfaction, top-line revenues and profitability.  Astea solutions are used in industries such as information technology, medical devices and diagnostics systems, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management, telecommunications and related industries with equipments sales and service requirements.

In 2009, the latest software version, Astea Alliance 9.0 was released.  This version delivered extensive enhancements and new features to empower service-centric organizations to achieve a new level of service excellence.  Built on the latest Microsoft .NET 3.5 platform, Astea Alliance 9.0 is one of the most open and non-proprietary solutions available on the market today.  We believe that organizations benefit from dramatically enhanced professional services automation (PSA), business intelligence (BI), service work order process improvements, logistics, workforce scheduling optimization, scheduling and dispatch console enhancements, as well as many new and significant features added to Astea’s industry leading mobility solution.  Accelerated revenue growth, proactive insight to customer interactions, improved customer satisfaction and experiences, and lower total cost of ownership, are just a few of the advantages we believe organizations will be able to realize with this new release.  It builds on the prior version, Astea Alliance 8.0, which was designed and built with new system architecture for Web-based deployment using the Microsoft.NET development architecture.  Prior to this, products were engineered for Windows client/server technology and marketed as AllianceEnterprise.  AllianceEnterprise products included re-engineered and enhanced versions of service modules that were initially introduced as  ServiceAlliance®  in 1997, and a re-engineered and enhanced version of the Company’s sales force automation product that was initially introduced as SalesAlliance in 1999.

ServiceAlliance and SalesAlliance, the earliest versions of Astea Alliance solutions, were the Company’s initial new technology offerings following a long and highly successful history with its DISPATCH-1 legacy system solutions.  Astea Alliance solutions have been licensed to over 255 customers worldwide. Market acceptance of Astea Alliance by global and regional companies has continually increased since 2002 and the Company has aggressively pursued opportunities for larger system implementations with mid-size to large enterprises on a worldwide basis.

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
Alliance Mobile – Laptop & Pocket PC
Alliance 2-way Paging

Astea Alliance Extended Portals:
Customer Self-Service
Remote Technician

Astea Alliance Reporting and Business Intelligence:
Alliance Reporting
Alliance Business Intelligence

Astea Alliance Tools:
Alliance Links
Alliance Studio
Alliance Knowledge Base

Astea Alliance Core Applications

Alliance Contact Center

The Alliance Contact Center application supports call centers, information desks, service hotlines, inside sales and telemarketing activities. Integrated multi-channel inbound/outbound capabilities enable customer service representatives to serve prospects and customers in their media of choice, including phone, fax, e-mail or Internet.  Integrated customer self-service portals with automated email response, automated call escalation and interface to Computer Telephony Integration (CTI) systems help streamline customer interaction processes. Work scheduling and demand balancing optimize staff utilization. Employee personal portals with access to comprehensive real-time customer data and decision support tools including intelligent knowledge management and scripting for problem resolution and inside sales, drive higher staff productivity.  The objectives of Astea’s Alliance Contact Center software are to reduce overhead through improved first-call resolution rates and shorter service-call handling times, as well as more efficient customer service and higher levels of customer satisfaction. A third-party knowledge engine is integrated into this application to extend the diagnostic tools available to contact center agents.  This optional module is also available for Depot Repair and Field Service applications.

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

Alliance Field Service

The Alliance Field Service core application delivers a set of automated capabilities intended to streamline and improve management of field service activities.  By automating workflow, field service representatives should be able to efficiently complete and document assignments, manage vehicle assets, capture expenses and generate revenue through add-on sales during a customer contact. Applications alert dispatchers to contractual minimum response times and expedite coordination of field force skills matching, scheduling, dispatch and repair parts logistics.  The use of the Dynamic Scheduling Engine should automate much of this process.  The Remote Technician portal allows site-based field engineers and other off-site agents secure access to the core system.    Mobile tools deliver functionality on notebook and PDA platforms that enable field forces to work electronically for receiving, documenting and reporting assignments, with the expected goal of eliminating manual procedures, service delays and paper reporting. The software supports all field service categories including equipment installations, break/fix, planned maintenance and meter reading. Applications can also be integrated with equipment diagnostic systems for fully automated solutions that initiate and prioritize service requests and dispatch assignments to field employees’ PDAs without human intervention.

Alliance Logistics

The Alliance Logistics core application is divided into three functional portals.  These are Supply Chain, Inventory Management and Reverse Supply Chain, reflecting the diversity of needs in this area.  Seamlessly integrated with sales and service applications, Alliance Logistics enables equipment service organizations to control inventory costs, manage assets and implement proactive service management strategies.  Automated calculation of stock profiles based on usage eliminates overstocking and dramatically reduces costs associated with storing, depreciating, and insuring inventory.  The application supports parts and tools management for effective field service delivery and Service Level Agreements (SLA) compliance.  We believe that improved cost management improves cash flow by streamlining and shortening the cycles from inventory to usage to billing.  Lower logistics costs open opportunities to recognize higher margins on products and services.  Key areas to apply Alliance Logistics include asset management, field service parts/tools management, demand fulfillment, and sales fulfillment.

Alliance Marketing Campaigns

This core application coordinates the planning, execution and analysis of marketing campaigns. The software supports budgeting and tracking complete multi-channel campaigns that integrate advertising, direct mail, email marketing, telemarketing, etc.  Electronic campaigns such as email and telemarketing are further supported with list management, script development and user interfaces for campaign execution.  Marketing managers can define campaign offerings such as products and services to be sold, pricing and discount tolerances; assign campaign attributes; attach campaign documentation such as descriptive text, images, slogans and lead conversion literature; and monitor and measure response. The big picture view enables managers to assess synergies each channel delivers to an overall campaign and adjust channel details such as prospect lists, scripts, budgets or offering incentives to elicit best results. Integration with other Astea Alliance modules enables equipment and service organizations to leverage customer information with the goal of identifying potential new revenue sources and marketing to maximize customer loyalty and sales opportunities.

Alliance Order Processing

The Alliance Order Processing module provides straightforward functionality for the management of quotations and order fulfillment.  Quotations can be created for the sale of products and the provision of field services.  Integration with the approvals process and the Logistics and Field Service modules should ensure efficient management control and sustainable promises for delivery.  This application is ideally suited to the sale of “consumable products” in association with the provision of equipment-based services, but can be equally applied to the supply of finished products resulting from up-sell and cross-sell opportunities.

Alliance Professional Services

Alliance Professional Services supports management of knowledge workers, such as those deployed by professional services organizations and internal service departments of large organizations. Functionality focuses on planning, deploying and billing service engagements that can extend for days, weeks, months and years. Applications are expected to improve resource planning and allocation, workflow management, consultant time and expense reporting, subcontractor and vendor invoice processing, customer billing, and visibility of service engagements. Integration with other Astea Alliance modules delivers an end-to-end solution to market, sell, manage and bill professional services. Capabilities to share sales, service, project, and post-project field service data across the enterprise, generally enables professional services organizations to operate with less overhead, improved cash flow, higher profitability, and more competitive bidding.

Alliance Sales

Alliance Sales consolidates and streamlines the sales processes of an enterprise, from quote generation through order processing, at all points of customer contact including field sales, inside sales, contact center sales and field service sales. Lead-to-close sales process capabilities include integration with Astea Alliance marketing, customer support and field service applications, leveraging all enterprise knowledge pools with the goal to increase sales opportunities, margins and close rates. Consolidated views of sales and service data also provide a clearer understanding of enterprise operations to drive strategic business decisions. Sales force automation application automates business rules and practices such as enterprise-defined sales methodologies, sales pipeline management, territory management, contact and opportunity management, forecasting, collaborative team selling and literature fulfillment. The same functionality is delivered to mobile resources via the notebook application – with full two-way data synchronization with the central database, via wired and wireless networks.  Other applications prompt customer support and service staff to up-sell and cross-sell during contact with customers.

Alliance Dynamic Scheduling Engine (DSE)

Alliance DSE is the new generation of field service scheduling solutions for a new era of service management.  It is a real-time scheduling solution designed to optimize and balance the tradeoffs between service cost and level of service.  It addresses the specific challenges of field service scheduling, while simultaneously calculating ways to increase efficiency, accuracy and profitability with the goal to help users sustain a competitive advantage in today’s volatile environment. Astea has taken a scheduling engine that was developed to handle mission critical environments such as emergency response, where a response time determined life or death, and embedded it into its core product.   We believe that Alliance DSE provides for maximum flexibility that enables companies to proactively drive, manage and monitor their technicians through demand forecasting, workforce profiling, and operational optimization.  Powered by the latest Microsoft .NET technology, Astea’s Alliance DSE is designed to enhance productivity, improve business processes and maximize return on investment.

Astea Alliance Mobile Applications

Astea provides a family of mobility applications for use away from the base office.  The applications enable customers to match mobile access to field sales and service needs. Untethered wireless applications with synchronized client databases are provided for notebooks and Pocket PC handheld devices. Direct-connect, real-time wireless text messaging, is provided for two-way pagers and capable mobile smart phones. The mobile connectivity integrates field sales and service activity with automated front-office processes and eliminates the time, costs, procedural delays and errors of paper reporting. Expected benefits include reduced field administration costs; electronic data sharing among field and in-house personnel; improved speed, accuracy, content and compliance of field reporting; faster sales order processing and customer service invoicing; and other operational efficiencies.

Astea Alliance Extended Portals

The Alliance Customer Portal is a secure, multi-level entry point that supports unattended e-business transactions for customer self-service and self-sales.  Alliance Customer Portal empowers customers as it lessens dependence on sales and service staff to conduct transactions that can be performed over the Internet. It reduces routine voice and fax calls to customer contact centers, freeing lines for customers whose critical needs do require assistance from a service representative.  The pre-defined Entry-Level, Standard and Enterprise profiles,  in connection with a security utility are designed to ensure tight control on access to sensitive data and a range of features that can be enabled.  It also provides another channel to promote and sell more products and services to an existing customer base. The customer portal can delay or eliminate needs for contact center expansion and associated increases in facility, equipment and staffing costs.

The Remote Technician Portal provides secure connectivity to the enterprise system from customer sites, technician’s homes or other non-corporate locations.  The available functionality covers the needs of a mobile service resource in the areas of work and inventory management.

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

Astea Alliance Tools

Alliance Link

Alliance Link is an enterprise application integration product that interfaces Astea Alliance to other enterprise systems, such as back-office financial and ERP applications, remote equipment monitoring and diagnostic software, and wireless data transmission services. Alliance Link extends Astea Alliance’s return on investment for customers by making all Alliance modules accessible to external software through web services and open, well defined, synchronous and asynchronous application programming interfaces (APIs) that are XML based.

Alliance Studio

Alliance Studio is a toolset for easily adapting system behavior and user interfaces to specific business environments without expensive custom programming.  A customer can control how Astea Alliance automates workflows as well as the system’s intuitiveness and “look and feel” to employees, which should thereby maximize the system’s usability, effectiveness and benefits. Compared to many of the large ERP systems, Alliance Studio reduces system implementation time and cost, and subsequently enables customers to update system performance as their business needs change—all of which contribute to the system’s low cost of ownership.

Alliance Knowledge Base

Alliance Knowledge Base provides powerful and scalable enterprise search functionality for corporate content, across a network or on a portal, intranet or Internet site. Delivering single-point access to enterprise-wide data collections; full-text searches can be conducted quickly and easily across disparate data sources, from a single PC to corporate networks, intranets, extranets, websites and portals, improving knowledge retention and sharing across the organization. Alliance Search offers advanced functionality for entering queries and results navigation to help users quickly find the information they need. Alliance Search can provide user-friendly access to a vast range of information, including product manuals, technical support documentation, maintenance histories, repair notes, announcements, and much more. With search functionality, Alliance Search becomes much more than simply an operations tool; it provides organizations the capability to share of all sorts of information, improve problem resolution times, and improve the quality of decision-making across an organization.

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

FX Service Center

FX Service Center is an Internet-based service management and dispatch solution that gives organizations command over their field service operation in order to more effectively manage call taking, entitlement verification, field personnel scheduling and dispatching, customer service, work orders, timesheets, service agreements, inventory and equipment tracking, pre-invoicing, and reporting. The software is extremely intuitive, giving organizations graphical picture views of the scheduling board, work order lists, field service worker and site locations, and more.   Real-time drag-and-drop scheduling and re-scheduling take just a few mouse clicks, and pre-scheduling preventive maintenance calls are simple as well.  FX Service Center makes completed work order and timesheet information instantly available for export to an organization’s accounting, ERP, or CRM system. They can integrate FX Service Center with an organization’s accounting, ERP or CRM system for seamless information flow.  By adding FX Resource Utilization as part of the Service Center module, organizations have a new tool that is designed to increase the productivity and efficiency of their work force and service operations through load balancing and optimized resource planning.  FX Resource Utilization is a strategic workforce modelling tool expected to accurately plan, track, and analyze service resources in real-time.  It provides an automated way to size, manage, and report on resource capacity and utilization across the enterprise to provide suggestions to deploy resources, cost-effectively balance workloads and service engineers, and still make sure all service level commitments are met and contracts remain profitable.

FX Mobile

FX Mobile is a workflow software product that uses wireless communications technology with handheld computers, laptops, and PDA’s to automate field service processes and should help field service personnel do their jobs better and faster.  With FieldCentrix’s smart mobile client technology, field service workers should be able to complete their work, uninterrupted, regardless of wireless coverage.  Along with FX Service Center, FX Mobile eliminates the manual inefficiencies and paperwork that can overwhelm service technicians and an organization’s business.  With FX Mobile, service technicians receive work orders electronically on their mobile devices.  It then guides them, screen by screen, through the job – prompting them to perform standard tasks, take notes, and even record future recommended repairs or activities.  With FX Mobile, field service personnel can now spend their time in the field, better serving customers, generating new business, and increasing organizations bottom line.  FX Mobile is an international offering that supports various languages, as well as currencies, measurement systems and time zones.

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

FX Fleet Manager

FX Fleet Manager is FieldCentrix’s Global Positioning System (GPS) offering to help customers manage their mobile resources more effectively. FX Fleet Manager gives companies control and management of their field operations with the expectation that they will make decisions that will increase profitability, reduce service costs, enhance customer responsiveness and satisfaction, and improve productivity and efficiency. With FX Fleet Manager, dispatchers and office personnel will always know where mobile resources are located — in real-time. Are they where they should be? Are they lost? Are they safe? There’s an emergency service request — which resource is the closest with the right parts and skill sets? All this information and more should contribute to more efficiently managed mobile resources.

FX Interchange

FX Interchange software provides data transporting services that allow enterprises to quickly and easily integrate FieldCentrix Enterprise to existing legacy and business systems – that are expected to maximize value from field data.  FX Interchange converts data stored in FX Service Center knowledge base to XML (eXtensible Markup Language) or a Microsoft SQL Server database.  Once converted, the data is accessible to other systems for basic billing and payroll extraction, and bi-directional integration purposes that should support the needs of an accounting, call center, or service dispatch integrated solution.

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

FX Mobility Express

For customers who want to mobilize their workforce without deploying a full field service automation solution, FieldCentrix offers a special mobilized application development toolkit called FX Mobility Express™. The FX Mobility Express toolkit is bundled with FieldCentrix’s popular mobile middleware and allows organizations to quickly and easily build custom mobile applications that fully leverage FieldCentrix’s robust and scalable mobile infrastructure and user- friendly interface.  Mobilizing applications with FX Mobility Express should provide organizations with a cost-effective way to create a solution that fits their unique business requirements on a platform built from years of mobile and wireless technology experience and used by thousands of users worldwide.

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

The last phase of the engagement utilizes Astea’s professional services personnel to assist in Go Live planning and the Go Live effort. Astea will assist in the planning for installation, initialization, data preparation, operational procedures, schedules and required resources. The initialization and creation of the production database is planned and prepared for the data history, open orders and all required data for go live processing.  During the cutover to the solution, Astea business resources are best utilized to assist new users with functionality/processes while Astea technical resources support customer IT staff.

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

Data verification and feedback services can be provided for initial data verification analysis.  These efforts are conducted to determine the present state of information as far as type, conversions, data manipulation, location, frequency, method of interface (initial load, ongoing load, data export or data import) and data integrity.  Findings are documented and shared with the project team.

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

Customer Support

Astea’s customer support organization provides customers with telephone and online technical support, as well as product enhancements, updates and new software releases.  The Company can provide 24X7 “follow-the-sun” support through its global support network.  Local representatives support all regions of Astea’s worldwide operations. Astea personnel or a distributor’s personnel, familiar with local business customs and practices, provide support in real-time and usually spoken in native languages. Typically, customer support fees are established as a fixed percentage of license fees and are invoiced to customers on an annual basis. Astea’s customer support representatives are located in the United States, Europe, Israel and Australia.  In addition, Astea provides customer support 24X7 with its self-service portal.  The maintenance offering provides customers with support and help desk services, as well as software service packs and release upgrades for the modules they have purchased.

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

Customers

The Company estimates that it has sold licenses to approximately 630 customers ranging from small, rapidly growing companies to large, multinational corporations with geographically dispersed operations and remote offices. More than 255 companies have purchased (including 2009 sales) Astea Alliance, 45 companies have purchased FieldCentrix products and the remainder purchased DISPATCH-1 software.  The broad applicability of the Company’s products is demonstrated by the wide range of companies across many markets and industries that use one or more of Astea’s products, including customers in information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management, telecommunications, and other industries with equipment sales and service requirements.  In 2009 and 2008, no customers accounted for more than 10% of total revenues.

Sales and Marketing

The Company markets its products through a worldwide network of direct and indirect sales and services offices with corporate headquarters in the United States and regional headquarters in the United Kingdom (Europe, Middle East and Africa Operations), Japan and Australia (Asia Pacific Operations).  Sales partners include distributors (value-added resellers, system integrators and sales agents) and OEM partners.  The Company actively seeks to expand its reseller network and establish an international indirect distribution channel targeted at the mid-market tier.  See Risk Factors - “Need to Expand Indirect Sales.”

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

The modular structure of Astea’s software and its ongoing product development efforts provide opportunities for incremental sales of product modules and consulting services to existing accounts. See Risk Factors - “Continued Dependence on Large Contracts May Result in Lengthy Sales and Implementation Cycles and Impact Revenue Recognition and Cash Flow.”

Astea’s corporate marketing department is responsible for product marketing, lead generation and marketing communications, including the Company’s corporate website, dialogue with high tech industry analysts, trade conferences, advertising, e-marketing, online and traditional seminars, direct mail, product collateral and public relations. Based on feedback from customers, analysts, business partners and market data, the marketing department provides input and direction for the Company’s ongoing product development efforts and opportunities for professional services.  Leads developed from the variety of marketing communications vehicles are routed through the Company’s Astea Alliance sales and marketing automation system.  The Company also participates in an annual conference for users of Astea Alliance and FieldCentrix products.  Conference participants attend training sessions, workshops and presentations, and interact with other Astea product users, Astea management and staff, and technology partners, providing important input for future product direction.

Astea’s international sales accounted for 31% of the Company’s revenues in 2009 and 26% of the Company’s revenues in 2008.  See Risk Factors —“Risks Associated with International Sales.”

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

In addition to product development that is conducted at Company facilities in the United States and Israel, Astea may participate in contractual relationships with complementary technology companies to reduce time-to-market with new product capabilities in order to continually increase its value proposition to existing and prospective customers.

The Company’s total expense for product development for the years ended December 31, 2009 and 2008 was $2,283,000 and $4,224,000, respectively. These expenses amounted to 11% and 18% of total revenues for 2009 and 2008, respectively.  The Company’s capitalized software development costs were $1,761,000 and $2,118,000 in 2009 and 2008, respectively.  Capitalized software development costs decreased $357,000 in 2009 compared to 2008 principally due to the release of FieldCentrix version 4.5 in late 2008 and a focus on eliminating all known problems associated with the software in 2009, which did not result in capitalized development costs.  Once version 4.5 was released, all costs related to improving the FieldCentrix product were no longer capitalized and instead charged directly to product development expenses.  The Company anticipates that it will continue to allocate substantial resources to its development effort for the upgrade of its suite of products.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Risk Factors — “Need for Development of New Products.”

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

Competitors vary in size, scope and breadth of the products and services offered.  The Company encounters competition generally from a number of sources, including other software companies, third-party professional services organizations that develop custom software, and information systems departments of potential customers developing proprietary, custom software.  In the service management marketplace, the Company competes against publicly held companies and numerous smaller, privately held companies.  Some of the Company’s competitors include Siebel Systems, Inc. (“Siebel”) and PeopleSoft Inc., (“PeopleSoft”), both acquired by Oracle, SAP AG (“SAP”), Oracle Corporation (“Oracle”), Clarify which was acquired by Amdocs Limited (“Amdocs Clarify”), Viryanet Ltd. (“Viryanet”) and a number of smaller privately held companies.  See Risk Factors — “Competition in the Customer Relationship Management Software Market is Intense.”

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

The Company seeks to protect its products through a combination of copyright, trademark, trade secret and fair business practice laws.  The Company also requires employees, consultants and third parties to sign nondisclosure agreements.  Despite these precautions, it may be possible for unauthorized parties to copy certain portions of the Company’s products or reverse engineer or obtain and use information that the Company regards as proprietary.  The Company presently has no patents or patent applications pending.  See Risk Factors — “Risks of Dependence on Proprietary Technology.”

Because the software development industry is characterized by rapid technological change, Astea believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, and reliable product maintenance are more important to establishing and maintaining a technology leadership position than current legal protections.

Employees

As of December 31, 2009, the Company, including its subsidiaries, had a total of 158 full time employees worldwide, 84 in the United States, 13 in the United Kingdom, 4 in the Netherlands, 41 in Israel, 10 in Australia and 6 in Japan.  In addition, we have 3 part-time employees, 2 in the United States and 1 in the Netherlands.  The Company’s future performance depends, in significant part, upon the continued service of its key technical and management personnel and its continuing ability to attract and retain highly qualified and motivated personnel in all areas of its operations.  See Risk Factors — “Dependence on Key Personnel; Competition for Employees.” None of the Company’s employees is represented by a labor union.  The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Corporate History

The Company was incorporated in Pennsylvania in 1979 under the name Applied System Technologies, Inc.  In 1992, the Company changed its name to Astea International Inc.  Until 1986, the Company operated principally as a software-consulting firm, providing professional software consulting services on a fee for service and on a project basis.  In 1986, the Company introduced its DISPATCH-1 product.  In November 1991, the Company’s sole stockholder acquired the outstanding stock of The DATA Group Corporation (“Data Group”), a provider of field service software and related professional services for the mainframe-computing environment.  Data Group was merged into the Company in January 1994.  In February 1995, the Company and its sole stockholder acquired the outstanding stock of Astea Service & Distribution Systems BV (“Astea BV”), the Company’s distributor of DISPATCH-1 and related services in Europe.  In May 1995, the Company reincorporated in Delaware.  In July 1995, the Company completed its initial public offering of Common Stock.  In February 1996, the Company merged with Bendata, Inc.  In June 1996, the Company acquired Abalon AB.  In September 1998 (effective July 1, 1998), the Company sold Bendata, Inc.  In December 1998, the Company sold Abalon AB. In December 1997, the Company introduced ServiceAlliance and in October 1999, SalesAlliance.  Both products were subsequently re-engineered into components of the AllianceEnterprise suite which was introduced in 2001. Through 2001 and into 2002, the Company rebuilt its product functionality for Web-based applications and in August 2003 introduced Astea Alliance version 6.  The Company released a new system architecture based on Microsoft.NET during the third quarter of 2004.  On September 21, 2005, the Company acquired substantially all the assets and certain liabilities of FieldCentrix, Inc.   In the second quarter of 2009, the Company delivered Astea Alliance version 9.0, its most recent product upgrade.

Item 1A.          Risk Factors

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

Recent History of Net Losses

The Company has a history of net losses.  In 2009, it generated a net loss of $.9 million.  The Company generated a net loss of $3.1 million in 2008.  As of December 31, 2009, stockholders’ equity is approximately $6.5 million, which is net of an accumulated deficit of approximately $23.9 million.  Moreover, the Company expects to continue to incur additional operating expenses for research and development.  As a result, the Company will need to generate significant revenues to achieve and maintain profitability.  The Company may not be able to achieve the necessary revenue growth or profitability in the future.  If the Company does not attain or sustain profitability or raise additional equity or debt in the future, the Company may be unable to continue its operations.

Decreased Revenues from DISPATCH-1 due to rapid change in technology

In both 2009 and 2008, 1.5% of the Company’s total revenues were derived from licensing and providing of professional services in connection with the implementation, deployment and maintenance of DISPATCH-1 installations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company originally introduced Astea Alliance in August 1997 in order to target a market segment in which DISPATCH-1 was not cost-effective or attractive.  Subsequent, rapid changes in technology have now positioned the Astea Alliance suite, introduced in 2001 and which includes the Astea Alliance functionality, to supersede DISPATCH-1 as the Company’s flagship product.  As a result, there are no license sales planned or anticipated for DISPATCH-1 to new customers.  In 2009 and 2008, there were no DISPATCH-1 license sales to existing customers. Total DISPATCH-1 revenues have been declining and insignificant in each of the last two fiscal years.  That trend is expected to continue.

While the Company has licensed Astea Alliance to over 255 companies worldwide from 1998 through 2009, and more than 45 companies for the FieldCentrix suite supported by the Company since September 2005, revenues from sales of both Astea Alliance and FieldCentrix may not be sufficient to support the expenses of the Company.  The Company’s future success will depend mainly on its ability to increase licensed users of both the Astea Alliance suite and FieldCentrix offerings, on developing new products and product enhancements to complement its existing product offerings, on its ability to continue to generate professional services, support and maintenance revenues to Astea Alliance and FieldCentrix customers and on its ability to control its operating expenses.  Any failure of the Company’s products to achieve or sustain market acceptance, or of the Company to sustain its current position in the Customer Relationship Management software market, would have a material adverse effect on the Company’s business and results of operations.  There can be no assurance that the Company will be able to increase demand for Astea Alliance and FieldCentrix products, maintain an acceptable level of support and maintenance revenues or to lower its expenses, thereby avoiding future losses.

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

Fluctuations in Quarterly Operating Results May Be Significant

The Company’s quarterly operating results have in the past and may in the future vary significantly depending on factors such as:
•	revenue from software sales;
•	timing of new product releases;
•	market acceptance of new and enhanced versions of the Company’s products;
•	customer order deferrals in anticipation of enhancements or new products;
•	size and timing of significant orders, the recognition of revenue from such orders;
•	changes in pricing policies by the Company and its competitors;
•	introduction of alternative technologies;
•	changes in operating expenses;
•	changes in the Company’s strategy;
•	personnel changes; and
•	effect of potential acquisitions by the Company and its competitors.

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

Expansion of International Sales

Astea’s international sales accounted for 31% of the Company’s revenues in 2009 and 26% in 2008.  The Company expects that international sales will continue to be a significant component of its business.  In the Company’s efforts to expand its international presence, it will face certain risks, which it may not be successful in addressing.  These risks include:
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

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and a state of hostility has existed in varying degrees and intensity. This state of hostility has led to security and economic problems for Israel. The future of peace efforts between Israel and its Arab neighbors, particularly in light of the recent violence and political unrest in the Middle East, remains uncertain and several countries still restrict business with Israel and Israeli companies. These restrictive laws and policies may also materially harm the Company’s operating results and financial condition.

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

Inflation and Currency Fluctuations

The Company generates most of its revenues in U.S. dollars but all of its costs associated with the foreign operations located in Europe, the Pacific Rim, Japan, and Israel are denominated in the respective local currency and translated into U.S. dollars for consolidation and reporting.  As a result, the Company is exposed to risks to the extent that the rate of inflation in Europe, the Pacific Rim, Japan, or Israel exceeds the rate of devaluation of their related foreign currency in relation to the U.S. dollar or if the timing of such devaluations lags behind inflation in Europe, the Pacific Rim, Japan, or Israel. In that event, the cost of the Company’s operations in Europe, the Pacific Rim, Japan, and Israel measured in terms of U.S. dollars will increase and the U.S. dollar-measured results of operations will suffer. Historically, Israel has experienced periods of high inflation.

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

Concentration of Ownership

Currently, Zack B. Bergreen, the Company’s chief executive officer, has approximately a 45% beneficial ownership of the outstanding Common Stock of the Company, which includes 826,000 shares of Series A Convertible Preferred Stock. As a result, Mr. Bergreen exercises significant control over the Company through his ability to influence and control the election of directors and all other matters that require action by the Company’s stockholders.  Under certain circumstances, Mr. Bergreen could prevent or delay a change of control of the Company which may be favored by a significant portion of the Company’s other stockholders, or cause a change of control not favored by the majority of the Company’s other stockholders.  Mr. Bergreen’s ability under certain circumstances to influence, cause or delay a change in control of the Company also may have an adverse effect on the market price of the Company’s Common Stock.

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

Limitations of the Company Charter Documents

The Company’s Certificate of Incorporation and By-Laws contain provisions that could discourage a proxy contest or make more difficult the acquisition of a substantial block of the Company’s Common Stock, including provisions that allow the Board of Directors to take into account a number of non-economic factors, such as the social, legal and other effects upon employees, suppliers, customers and creditors, when evaluating offers for the Company’s acquisition. Such provisions could limit the price that investors might be willing to pay in the future for the Company’s shares of Common Stock. The Board of Directors is authorized to issue, without stockholder approval, up to 5,000,000 shares of preferred stock with voting, conversion and other rights and preferences that may be superior to the Company’s Common Stock and that could adversely affect the voting power or other rights of our holders of Common Stock. There are currently 826,000 of convertible preferred stock shares outstanding. The issuance of preferred stock or of rights to purchase preferred stock could be used to discourage an unsolicited acquisition proposal.

Item 1B.      Unresolved Staff Comments

None

Item 2.        Properties.

The Company’s headquarters are located in a leased facility of approximately 22,000 square feet in Horsham, Pennsylvania which runs through April 2014. The Company also leases facilities for operational activities in Irvine, California; Culemborg, Netherlands; and Karmiel, Israel, and for sales and customer support activities in Cranfield, England; Tokyo, Japan; and St. Leonards, Australia.  The Company believes that suitable additional or alternative office space will be available in the future on commercially reasonable terms as needed.

Item 3.        Legal Proceedings.

None

Item 4.        Reserved.

PART II

Item 5.        Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is traded on Capital Market of NASDAQ under the symbol “ATEA.”    The following table sets forth the high and low closing sale prices for the Common Stock as reported by the NASDAQ for the past two fiscal years:

2009	High	Low
First quarter	$2.97	$1.30
Second quarter	2.99	2.01
Third quarter	3.70	2.02
Fourth quarter	3.50	2.75

2008	High	Low
First quarter	$5.77	$3.07
Second quarter	5.90	3.37
Third quarter	4.15	2.98
Fourth quarter	3.75	1.86

As of March 18, 2010, there were approximately 44 holders of record of the Company’s Common Stock.  On March 18, 2010, the last reported sale price of the Common Stock as reported by NASDAQ was $3.50 per share. The Company currently has outstanding 826,000 shares of convertible preferred stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants & Rights	Weighted Average Exercise Price of Outstanding Options, Warrants & Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	531,000	$5.20	79,000
Equity compensation plans not approved by security holders	-	-	-
Total	531,000	$5.20	79,000

Stock Performance Graph

The following graph compares the percentage change in cumulative total stockholder return on the Common Stock during the period from December 31, 2004 through December 31, 2009 with cumulative total return on (i) a  peer group that includes all organizations in the Company’s Standard Industrial Classification (SIC) Code 7372-Prepackaged Software , (ii) the Nasdaq Market Index, and (iii) the S&P Smallcap 600 Index.  The comparison assumes that $100 was invested on December 31, 2004 in the Common Stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any.

Item 6.                      Selected Financial Data.

Years ended December 31,	2009	2008	2007	2006	2005
(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenues:

Software license fees	$2,665	$3,273	$8,089	$3,431	$8,057
Services and maintenance	17,438	20,578	22,281	14,751	13,908
Total revenues	20,103	23,851	30,370	18,182	21,965
Cost and Expenses:
Cost of software license fees	1,926	2,852	2,641	1,687	1,178
Cost of services and maintenance	10,496	12,099	11,908	10,262	8,261
Product development	2,283	4,224	4,402	3,842	2,461
Sales and marketing	3,445	4,735	5,319	5,923	6,192
General and administrative	2,815	3,103	3,405	3,757	3,003
Total costs and expenses (1)	20,965	27,013	27,675	25,471	21,095

(Loss) income from operations before interest and taxes	(862)	(3,162)	2,695	(7,289)	870
Interest income	38	68	111	234	165
(Loss) income from operations before income taxes	(824)	(3,094)	2,806	(7,055)	1,035
Income tax expense	75	41	41	29	7
Net (loss) profit	(899)	(3,135)	2,765	(7,084)	1,028
Preferred dividend	290	79	-	-	-
Net (loss) income available to common stockholders	$(1,189)	$(3,214)	$2,765	$(7,084)	$1,028
Basic and diluted (loss) income per share	$(.33)	$(.90)	$.78	$(2.00)	$.33
Shares used in computing basic (loss) income per share	3,554	3,554	3,550	3,547	3,093
Shares used in computing diluted (loss) income per share	3,554	3,554	3,550	3,547	3,116
Consolidated Balance Sheet Data at December 31,
Working capital (deficit)	$1,111	$1,294	$323	$(3,580)	$5,495
Total assets	14,270	15,166	17,560	18,059	21,612
Long-term debt, less current portion	-	-	-	-	-
Accumulated deficit	(23,903)	(23,004)	(19,869)	(22,634)	(15,550)
Total stockholders’ equity	6,486	7,172	7,108	3,815	10,459

(1)
Results for 2009, 2008, 2007 and 2006 include expense of $187,000, $308,000, $305,000 and $397,000 respectively for stock compensation plans effective at January 1, 2006.  Prior year does not contain cost of stock compensation plans.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company develops, markets and supports service management software solutions, which are licensed to companies that sell and service equipment, or sell and deliver professional services. The Company’s principal product offerings, Astea Alliance and FieldCentrix Enterprise suites, integrate and automate sales and service business processes and are designed to assist its users to  increase competitive advantages, top-line revenue growth and profitability through better management of information, people, assets and cash flows. We believe that Astea Alliance offers substantially broader and far superior capabilities over the Company’s predecessor product, DISPATCH-1, which was designed for only field service and customer support management applications.

The Company’s products and services are primarily used in industries such as information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management and telecommunications. An eclectic group of other industries, all with equipment sales and service requirements, are also represented in Astea’s customer base. The Company maintains offices in the United States, United Kingdom, Australia, Israel, Japan and The Netherlands.

The Company generates revenues from two sources:  software license fees for its software products, and services and maintenance revenues from professional services, which includes consulting, implementation, training and maintenance related to those products.

Software license fees accounted for 13% of the Company’s total revenues in 2009, which was fairly evenly split between sales of Astea Alliance and FieldCentrix.  Software license fee revenues also include some fees from the sublicensing of third-party software, primarily knowledge management, mapping and analytical software licenses.  Typically, customers pay a license fee for the software based on the number of licensed users.  Depending on the contract terms and conditions, software license fees are recognized as revenue upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable.  If significant vendor obligations exist at the time of delivery or if the product is subject to uncertain customer acceptance, revenue is deferred until no significant obligations remain or acceptance has occurred.

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

We present taxes assessed by a governmental authority including sales, use, value added and excise taxes on a net basis and, therefore, the presentation of these taxes is excluded from our revenues and is included in accrued expenses in the accompanying consolidated balance sheets until such amounts are remitted to the taxing authority.

Cost of Software License Fees

Cost of software license fees includes amortization of the capitalized software development cost and third party license sold to customers.

Cost of Services and Maintenance

Cost of services and maintenance includes compensation and benefits provided to our professional service employees, independent consultants, telecommunication cost, unreimbursed travel expenses, and facility costs.

Product Development

Cost of product development includes our research and development expenses which consist primarily of personnel and related costs, including salaries and employee benefits for software engineers. To date, our product development efforts have been devoted to new products and service offerings and increases in features and functionality of our existing products and services.

Cost of Sales and Marketing

Cost of sales and marketing includes compensation and benefits from our sales force and marketing team, telecommunications cost, marketing and sales costs, professional fees and facility costs.

General and Administrative Costs

Cost of general and administrative costs include salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, accounting costs, bad-debt expense, legal costs,  professional fees, corporate facility costs, and other costs associated with being a public company.

Depreciation and Amortization

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which range from three to ten years for computers and related equipment, furniture and fixtures, software and office equipment, and the lesser of the lease term or estimated useful life for leasehold improvements. Intangible assets are being amortized using the straight-line method over the estimated useful lives which range from five to ten years.

Deferred Revenue

Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized.  This generally results from post-contract support, software installation, consulting and training services not yet rendered or license revenue which has been deferred until all revenue recognition requirements have been met or services are performed.

Accounts Receivable and Allowance for Doubtful Accounts

The Company evaluates the adequacy of its allowance for doubtful accounts at the end of each quarter.  In performing this evaluation, the Company analyzes the payment history of its customer accounts that are significantly past due, subsequent cash collections on these accounts and comparative accounts receivable aging statistics.  Based on this information, along with consideration of the general strength of the economy, the Company develops what it considers to be a reasonable estimate of the uncollectible amounts included in accounts receivable.  This estimate involves significant judgment by the management of the Company.  Actual uncollectible amounts may differ from the Company’s estimate.

Unbilled receivables are established when revenue is deemed to be recognized based on the Company’s revenue recognition policy, but due to contractual restraints over timing of invoicing, the Company does not have the right to invoice the customer.

We believe that our estimate of our allowance for doubtful accounts is critical because of the significance of our accounts receivable balance relative to total assets. If the general economy deteriorated, or factors affecting the profitability or liquidity of the industry changed significantly, then this could affect the accuracy of our allowance for doubtful accounts.

Capitalized Software and Research and Development Costs

The Company capitalizes software development costs incurred during the period subsequent to the establishment of technological feasibility through the product’s availability for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. Product development expense includes payroll, employee benefits, other headcount-related costs associated with product development and any related costs to third parties under sub-contracting or net of any collaborative arrangements.

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

We believe that our estimate of our capitalized software costs and the period for their amortization is critical because of the significance of our balance of capitalized software costs relative to our total assets. Potential impairment is determined by comparing the balance of unamortized capitalized software costs to the sales revenue projected for a capitalized software product. If efforts to sell that software product are terminated, or if the projected sales revenue from that software product drops below a level that is less than the unamortized balance, then an impairment would be recognized.

Goodwill

Part of the purchase price for the FieldCentrix assets, acquired September 21, 2005, included the acquisition of goodwill.   Goodwill is tested for impairment on an annual basis as of October 1.  It is also tested between annual tests if indicators of potential impairment exists, as for example when the Company’s market capitalization significantly declines for a sustained period, using a fair-value-based approach. The Company uses a two step method for determining goodwill impairment, the market and income approaches. The market approach analyzed the market valuations of similar companies in our peer group based on recent market conditions.  The income approach analyzed the Company’s expectation for future results based on current and expected economic conditions. No impairment of goodwill has been identified during any of the periods presented.

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

Stock-Based Compensation – Option Plans

The Company records stock based compensation using the modified prospective transition method.   Under this method, compensation costs recognized in 2009 include (a) compensation costs for all share-based payments granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date value estimated and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value.

The fair value of stock option awards was estimated using a Black-Scholes closed-form option valuation model.  This model requires the input of assumptions including expected stock price volatility, expected term and estimated forfeitures of each award.

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

As of December 31, 2009, we had approximately $15.1 million of net deferred tax assets, against which we provided a 100% valuation allowance.  Our net deferred tax assets were generated primarily by operating losses.  Accordingly, it is more likely than not, that we will not realize these assets through future operations.

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

Convertible Preferred Stock

On September 24, 2008, the Company sold 826,000 shares of Series-A Convertible Preferred Stock (“preferred stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the preferred stock at an initial rate of 6% and shall be payable only when, as and if declared by the Company’s Board of Directors, quarterly in arrears.

The preferred stock may be converted into common stock at the initial rate of one share of common for each share of preferred stock.  After six months, there is no limit on the number of shares that may be converted. Commencing two years after issuance, the Company shall have certain rights to cause conversion of all of the shares of preferred stock then outstanding.  Commencing four years after issuance, the Company may redeem, subject to board approval, all of the shares of preferred stock then outstanding at a price equal to the greater of (i) 130% of the purchase price plus all accrued and unpaid dividends and (ii) the fair market value of such number of shares of common stock which the holder of the preferred stock would be entitled to receive had the redeemed preferred stock been converted immediately prior to the redemption.

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

Recently Adopted Accounting Guidance

In May 2009, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the guidance did not have a material impact on the our financial statements.

In June 2009, the FASB issued, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles”. This establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. This is effective for financial statements issued for the interim and annual periods ending after September 15, 2009.

 In September 2009, guidance was issued by the FASB that addresses the effect on the calculation of earnings per share for a period that includes the redemption or induced conversion of preferred stock.  The guidance addresses the difference between the (1) fair value of the consideration transferred to the holders of preferred stock and (2) the carrying amount of the preferred stock in the registrant’s balance sheet should be subtracted from net income to arrive at income available to commons stockholders in the calculation of earnings per share.  Adoption of this new guidance did not have a material impact on our financial statements.

On January 1, 2009, we adopted authoritative guidance issued by FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We adopted this guidance for all business combinations that occur after January 1, 2009. The adoption of this guidance did not have a material impact on our financial statements.

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

Recent Accounting Guidance Not Yet Adopted

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosure on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of fair value measurements hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning July 1, 2011. We believe adoption of this new guidance will not have a material impact on our financial statements.

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

Results of Operations

The following table sets forth for the periods indicated, selected financial data and the percentages of the Company’s total revenues represented by each line item presented for the periods presented:

Years ended December 31,	2009	2008
Revenues:
Software license fees	13.3%	13.7%
Services and maintenance	86.7	86.3
Total revenues	100.0%	100.0%
Costs and expenses:
Cost of software license fees	9.6%	12.0%
Cost of services and maintenance	52.2	50.7
Product development	11.4	17.7
Sales and marketing	17.1	19.9
General and administrative	14.0	12.9
Total costs and expenses	104.3	113.3
Net (loss)	(4.5)%)	(13.1)%)

Comparison of Years Ended December 31, 2009 and 2008

Revenues.  Total revenues decreased $3,748,000 or 16%, to $20,103,000 for the year ended December 31, 2009 from $23,851,000 for the year ended December 31, 2008.  Software license revenues decreased 19% in 2009, compared to 2008. Services and maintenance fees for 2009 amounted to $17,438,000, a 15% decrease from 2008.

Software license fee revenues decreased $608,000 or 19% to $2,665,000 in 2009 from $3,273,000 in 2008.  Astea Alliance license revenues decreased to $1,256,000 in 2009 from $2,300,000 in 2008, a decrease of 45%. The overall decrease is attributable to a significant decline in license sales in most regions of the world in which the Company operates resulting from the economic slowdown affecting the entire world in 2009.  However, license sales in Europe increased 226% over 2008 due to renewed marketing efforts and a very low base in 2008.  The timing of the sales cycle continues to be long, which further extends the time to convert a sales opportunity into a completed sale.  The Company sold $1,409,000 of FieldCentrix licenses in 2009 compared to $973,000 in 2008, an increase of 45%.  The Company did not have any license revenue in 2009 or 2008 from its existing DISPATCH-1 customers.

Total services and maintenance revenues decreased $3,140,000 or 15% to $17,438,000 in 2009 from $20,578,000 in 2008.  Service and maintenance revenue declined $3,191,000, or 21% on the Astea Alliance products.  The primary cause of the decline in service and maintenance revenue resulted from a reduction in implementation projects due to lower license sales.  There were a number of ongoing projects as well as upgrades of existing customers from older versions of the Company’s software to its latest versions.   FieldCentrix service and maintenance revenue increased $96,000, which is 2% over its 2008 revenues.  The slight increase resulted mostly from ongoing projects within its install base of customers.  DISPATCH-1 service and maintenance revenues decreased by 12% to $320,000 in 2009 from $364,000 in 2008.  Due to the decreasing demand for DISPATCH-1 professional services and the lack of any related product development by the Company, the decrease in service and maintenance revenue is expected to continue beyond 2009.

In 2009 and 2008 no customers represented 10% or more of total revenues.

Costs of Revenues. Costs of software license fee revenues decreased 32% to $1,926,000 in 2009 from $2,852,000 in 2008. The decrease results from decreased amortization of capitalized software development costs related to version 8, which was fully amortized after the first quarter of 2009 compared to a full year’s amortization in 2008.  Amortization of capitalized software decreased 34% to $1,736,000 in 2009 from $2,639,000 in 2008.  The gross margin percentage on software license sales was 28% in 2009 and 13% in 2008.  The slight improvement in the margin results from the overall decrease in cost of sales discussed above, partially offset by a reduction in license revenue.

Costs of services and maintenance revenues decreased 13% to $10,496,000 in 2009 from $12,099,000 in 2008.  The decrease in cost of services and maintenance was primarily attributed to decreases in salary expense resulting from worldwide cost containment programs and a decline in share based compensation expense for employees which declined from $44,000 in 2008 to $17,000 in 2009.  The service and maintenance gross margin percentage decreased slightly to 40% in 2009 from 41% in 2008.  The decreased margin was primarily attributable to pricing pressure on professional services in 2009 resulting from the world-wide economic recession and lower license sales in 2009.

Product  Development. Product development expense decreased 46%, or $1,941,000, to $2,283,000 in 2009 from $4,224,000 in 2008.  Development costs decreased due to an 11% decrease in headcount in 2009 from the same period in 2008.  In addition, the exchange rate of the Israeli shekel, the country where most of the Company’s development is performed, decreased by 10% in value over 2009 compared to 2008.   Additionally, $16,000 in share based compensation expense for employees was recorded at December 31, 2009 compared to $42,000 expense for year ending December 31, 2008.

Product development as a percentage of total revenue decreased to 11% in 2009 compared to 18% in 2008. This decrease in costs relative to expenses was due to the overall decrease in product development expense in 2009 compared to 2008.   Gross development expense before the capitalization of software costs and was $4,044,000 in 2009, a 36% decrease from $6,342,000 in 2008.  Capitalized software totaled $1,761,000 in 2009 compared to $2,118,000 in 2008.  The decrease in capitalized software of 17% over last year resulted from the headcount reduction and improved foreign exchange rates.  In 2009, the Company released version 9.0 of its Astea Alliance product.  In 2008, the Company released version 4.5 of its FieldCentrix offering.

Sales and Marketing. Sales and marketing expenses decreased 27%, or $1,290,000, to $3,445,000 in 2009 from $4,735,000 in 2008.  The decrease was primarily the result of a 16% reduction in headcount during 2009, lower commissions paid due to lower license sales in 2009 and the Company’s overall aggressive cost containment program.   Additionally, $3,000 in share based compensation expense for employees was expensed in 2009 compared to $31,000 expensed in 2008.  The Company continues to focus on improving its market presence through intensified marketing efforts to increase awareness of the Company’s products.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  Sales and marketing expense as a percentage of total revenues decreased to 17% in 2009 from 20% in 2008 principally resulting from the decrease in costs in 2009 compared to 2008.

General and Administrative. General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company’s status as a public company.  The Company’s general and administrative expenses were $2,815,000 in 2009 and $3,103,000 in 2008.  Expenses in 2009 declined $288,000, a 9% decrease.  This decrease is primarily due to a decrease in compensation expense resulting from a pay reduction.  In addition, share based compensation expense decreased by $40,000 from 2008 to $151,000 in 2009. As a percentage of total revenues, general and administrative expenses amounted to 14% in 2009 compared to 13% in 2008.  The slight increase in expenses relative to revenues primarily results from the decrease in revenues and the fixed nature of many of these expenses.

Interest Income. Net interest income decreased $30,000, to $38,000 in 2009 from $68,000 in 2008.  This decrease was primarily attributable to a decline in interest rates in 2009 compared to 2008.

Income Tax Expense.  The deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.  A valuation allowance is established if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  Based on the Company’s current year and historical operating losses, the Company determined maintaining a full valuation allowance was appropriate.  The Company recorded a provision of $75,000 in 2009 and $41,000 in 2008 for income taxes.  In 2009 and 2008, $36,000 and $41,000, respectively, of expense resulted from a difference between an indefinite-lived asset, goodwill, which is amortized for tax, but not amortized for financial reporting purposes.  The additional $39,000 in 2009 relates to foreign taxes.

International Operations. Total revenues from the Company’s international operations decreased slightly by $15,000 or less than 1% to $6,299,000 in 2009 from $6,314,000 in 2008.  The decrease in revenue from international operations was attributable to a 19% decrease in revenue in Europe resulting from the worldwide economic recession.  However, this was mostly offset by a 20% increase in the Asia Pacific region.  Revenue from Asia Pacific increased due to the opening of a new office in Japan in January 2009.  Japan had been serviced directly by a local reseller in prior years.  Overall, international operations generated a net loss of $550,000 for 2009 compared to net loss of $255,000 in 2008.  The principal cause of the additional loss in 2009 was the result of exchange losses of $84,000 in 2009 compared to exchange gains of $202,000 in 2008.

Net (Loss).  The Company generated a net loss of $899,000 for the year ended December 31, 2009 compared to net loss of $3,135,000 in 2008.  The reduced loss of $2,236,000 is primarily the result of a 22% reduction in operating costs, partially offset by a 16% reduction in revenues.  The decrease in revenues is due to the slowdown in purchasing software solutions by companies throughout the world, due to the uncertainty surrounding the word wide economy.  As the recession slowed down towards the latter part of 2009, business activity improved slightly as reflected in the number of opportunities the Company pursued at the end of 2009 as well as the number of license deals that were closed in the last quarter of 2009.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $1,556,000 for the year ended December 31, 2009, an increase of $221,000 over the year ended December 31, 2008 in which $1,335,000 of cash was generated by operations.  The increase was primarily attributable to lowering the net loss for the year by $2,236,000 and a net increase in deferred revenues of $2,534,000.  The significant increase in deferred revenues occurred due to the recognition of deferred of license, professional services and maintenance revenues in 2009 from transactions that occurred in prior years.  Partially offsetting the increases in cash flow were a decrease in noncash expenses of $1,087,000, a decrease in the growth of accounts receivable of $2,771,000 compared to 2008, a decrease in accounts payable of $474,000 and an increase to prepaid expenses of $208,000.

 Investing Activities

The Company used $2,191,000 of cash for investing activities in 2009 compared to using $2,691,000 in 2008.  The decrease in cash used for investing activities of $500,000 results from a decrease in property and equipment purchases of $170,000, a net increase of short-term investments over short-term investments purchased of $90,000 and a decrease in capitalized software development costs of $357,000 in 2009.  The decrease in capitalized software costs resulted from the aggressive cost reduction plan implemented throughout the Company in 2009 as a proactive way to address the impact of the worldwide economic recession on the Company.  Partially offsetting the reduced expenditures of cash for investing activities was a reduction in the amount of cash released from restrictions of $117,000.

 Financing Activities

The Company generated $3,026,000 less from financing activities in 2009 compared to 2008.  In 2008, the Company generated $3,000,000 in proceeds from the issuance of preferred stock and incurred issuance costs of $106,000.  In 2009 there were related dividend payments on the preferred stock of $180,000 compared to $48,000 in 2008.

At December 31, 2009, the Company had a working capital ratio of approximately 1.15:1 compared to 1.16:1 at December 31, 2008.

The Company had $3,402,000 in cash and investments available for sale at year ended December 31, 2009, compared to $3,644,000 for year ended December 31, 2008.

The Company has projected revenues for 2010 that will generate enough funds to sustain its continuing operations.  In addition, the Company has initiated a number of cost containment programs which are expected to reduce the cost of operating the business. The Company expects its cash from operations to fund all of its financing needs for the upcoming year.  However, if actual results trail expectations, the Company has plans in place to reduce operating expenditures appropriately in order to continue to fund all required expenditures.  The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.  The Company does not plan any significant capital expenditures in 2010 other than to replace its existing capital equipment as it becomes obsolete.  The impact of the strengthening dollar relative to the currency in the other regions of the world  in which it operates have also contributed to reducing operating costs in other parts of the world.  In addition, it does not anticipate that its operations or financial condition will be affected materially by inflation.

On May 23, 2006 the Company entered into a secured revolving line of credit (Line) agreement with a bank.  That agreement was amended in June of 2008 with an expiration date of June 30, 2009. The line of credit was modified on July 31, 2009 to a guidance line of credit where all draws will be at the bank’s discretion and has a one year term. The guidance line of credit has no fees associated with it. The guidance line of credit interest rate is the prime rate, with a floor of 5%. There were no amounts outstanding as of December 31, 2009 and 2008. As of March 18, 2010, the amount outstanding on the guidance line of credit was zero.

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual and commercial obligations, as of December 31, 2009:

	Payment Due By Period
	Total	2010	2011-2012	2013-2014	2015 and after
Contractual Cash Obligations:
Long-term Debt	$-	$-	$-	$-	$-
Capital Leases	-	-	-	-	-
Operating Leases	3,621,000	1,108,000	1,431,000	1,082,000	-

	Amounts of Commitment Expiration Per Period
	Total	2010	2011-2012	2013- 2014	2015 and after
Other Commercial Commitments:
Letters of Credit	$-	$-	$-	$-	$-

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

Item 7A.            Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold financial instruments for trading purposes.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As a result, as of December 31, 2009, the Company’s investments consisted of institutional money market funds and corporate bonds with maturities of less than 30 days.  The Company does not expect any material loss with respect to its investment portfolio.

Foreign Currency Risk

All costs associated with the Company’s foreign operations in Europe, Asia/Pacific, Japan and Israel are denominated in their respective local currencies and translated into U.S. dollars for financial reporting. As a result, the Company is exposed to risks to the extent that the rate of inflation in any of its foreign operating regions differs from the rate of revaluation of their related currencies in relation to the U.S. dollar or if the timing of such revaluations lags behind inflation in these regions.  In such an event, the costs of the Company’s operations in these regions, measured in U.S. dollars, will change and the U.S. dollar measured results of operations will be affected.

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

Item 8.             Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors
Astea International Inc.

We have audited the accompanying consolidated balance sheets of Astea International Inc. and Subsidiaries (collectively, the Company) (a Delaware corporation) as of December 31, 2009 and 2008, and the related consolidated statements of operations and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astea International Inc. and Subsidiaries as of December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 25, 2010

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,498,000	$3,144,000
Investments available for sale	904,000	500,000
Receivables, net of allowance of $212,000 and $177,000	4,900,000	5,164,000
Prepaid expenses and other	439,000	362,000
Total current assets	8,741,000	9,170,000

Property and equipment, net	230,000	385,000
Intangibles, net	878,000	1,159,000
Capitalized software development costs, net	2,743,000	2,718,000
Goodwill	1,538,000	1,538,000
Restricted cash	95,000	146,000
Other long-term assets	45,000	50,000
Total assets	$14,270,000	$15,166,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,784,000	$2,764,000
Deferred revenues	4,846,000	5,112,000
Total current liabilities	7,630,000	7,876,000

Long-term liabilities
Deferred tax liability	154,000	118,000

Commitments and Contingencies

Stockholders’ equity:
Convertible preferred stock,$.01 par value,
shares authorized 5,000,000; issued and outstanding 826,000	8,000	8000
Common stock $.01 par value,
shares authorized 25,000,000; issued 3,596,000 and
outstanding 3,554,000	36,000	36,000
Additional paid-in-capital	31,005,000	30,998,000
Accumulated deficit, including accumulated comprehensive loss
of $452,000 and $658,000	(24,355,000)	(23,662,000)
Treasury stock at cost, 42,000 shares	(208,000)	(208,000)

Total stockholders’ equity	6,486,000	7,172,000
Total liabilities and stockholders’ equity	$14,270,000	$15,166,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,	2009	2008
Revenues:
Software license fees	$2,665,000	$3,273,000
Services and maintenance	17,438,000	20,578,000
Total revenues	20,103,000	23,851,000
Costs and expenses:
Cost of software license fees	1,926,000	2,852,000
Cost of services and maintenance	10,496,000	12,099,000
Product development	2,283,000	4,224,000
Sales and marketing	3,445,000	4,735,000
General and administrative	2,815,000	3,103,000

Total costs and expenses	20,965,000	27,013,000

(Loss) from operations	(862,000)	(3,162,000)
Interest income	38,000	68,000
(Loss) before income taxes	(824,000)	(3,094,000)
Income tax expense	75,000	41,000
Net (loss)	(899,000)	(3,135,000)

Preferred dividend	290,000	79,000
Net (loss) available to common stockholders	$(1,189,000)	$(3,214,000)
Basic and diluted net (loss) per share	$(.33)	$(.90)
Weighted average shares used in computing basic and diluted net (loss) per share	3,554,000	3,554,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Year Ended December 31,	2009	2008
Convertible preferred stock
Balance, beginning of year	$8,000	$-
Issuance of preferred stock	-	8,000
Balance, end of year	8,000	8,000

Common stock
Balance, beginning and end of year	36,000	36,000

Additional paid-in-capital
Balance, beginning of year	30,998,000	27,852,000
Issuance of preferred stock	-	2,992,000
Legal fees – issuance of preferred stock	-	(106,000)
Dividends paid	(180,000)	(48,000)
Stock based compensation	187,000	308,000
Balance, end of year	31,005,000	30,998,000

Accumulated deficit
Balance, beginning of year	(23,662,000)	(20,572,000)
Net loss	(899,000)	(3,135,000)
Other comprehensive loss:
Net unrealized loss on investments available for sale	(6,000)	-
Translation adjustments	212,000	45,000

Comprehensive loss	(693,000)	(3,090,000)

Balance, end of year	(24,355,000)	(23,662,000)

Treasury stock, at cost
Balance, beginning and end of year	(208,000)	(208,000)

Total stockholders’ equity	$6,486,000	$7,172,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,	2009	2008
Cash flows from operating activities:
Net (loss)	$(899,000)	$(3,135,000)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	2,242,000	3,193,000
Increase in provision for doubtful accounts	70,000	80,000
Stock-based compensation	187,000	308,000
Deferred tax expense	36,000	41,000
Changes in operating assets and liabilities:
Receivables	447,000	3,218,000
Prepaid expenses and other	(148,000)	60,000
Accounts payable and accrued expenses	(1,262,000)	(788,000)
Deferred revenues	878,000	(1,656,000)
Other assets	5,000	14,000
Net cash provided by operating activities	1,556,000	1,335,000
Cash flows from investing activities:
Capitalized software development costs	(1,761,000)	(2,118,000)
Purchases of property and equipment	(71,000)	(241,000)
Purchase of short term investments	(2,942,000)	(750,000)
Sale of short term investments	2,532,000	250,000
Change in restricted cash	51,000	168,000
Net cash used in investing activities	(2,191,000)	(2,691,000)
Cash flows from financing activities:
Proceeds from line of credit	-	415,000
Repayment on line of credit	-	(415,000)
Issuance costs of preferred stock	-	(106,000)
Dividend paid on preferred stock	(180,000)	(48,000)
Proceeds from issuance of preferred stock	-	3,000,000
Net cash (used in) provided by financing activities	(180,000)	2,846,000
Effect of exchange rate changes on cash and cash Equivalents	169,000	39,000
Net (decrease) increase in cash and cash equivalents	(646,000)	1,529,000
Cash and cash equivalents balance, beginning of year	3,144,000	1,615,000
Cash and cash equivalents balance, end of year	$2,498,000	$3,144,000
Cash paid for interest expense	$-	$-

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

Astea recognizes revenue from license sales when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the license fee is fixed and determinable and the collection of the fee is probable.  We utilize written contracts as a means to establish the terms and conditions by which our products support and services are sold to our customers.  Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs after a license key has been delivered electronically to the customer.  Revenue for arrangements with extended payment terms is recognized when the payments become due, provided all other revenue recognition criteria are satisfied.  If collectability is not considered probable, revenue is recognized when the fee is collected.  Our typical end user license agreements do not contain acceptance clauses.  However, if acceptance criteria is required, revenues are deferred until customer acceptance has occurred.

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

We present taxes assessed by a governmental authority including sales, use, value added and excise taxes on a net basis and therefore the presentation of these taxes is excluded from our revenues and is included in accrued expenses in the accompanying consolidated balance sheets until such amounts are remitted to the taxing authority.

Reimbursable Expenses

The Company charges customers for out-of-pocket expenses incurred by its employees during the performance of professional services in the normal course of business.  Billings for out-of-pocket expenses that are reimbursed by the customer are included in revenues with the corresponding expense included in cost of services and maintenance.  During fiscal years 2009 and 2008, the Company billed $367,000 and $543,000, respectively, of reimbursable expenses to customers.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments Available for Sale

Investments that the Company designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss).  The Company bases the cost of the investment sold on the specific identification method.  The available-for-sale investment consists of corporate fixed income bonds and mutual funds.  If an available-for-sale investment is other than temporarily impaired, the loss is charged to either earnings or shareholders’ equity depending on our intent and ability to retain the security until we recover the full cost basis and the extent of the loss attributable to the creditworthiness of the issuer.

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

The Company accounts for certain assets and liabilities at fair value.  The hierarchy below lists three levels of fair value based on the extent to which inputs in measuring fair value are observable in the market.  We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety.  These levels are:

1.	Level 1 - Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

2.	Level 2 - Valuations based on inputs on other than quoted prices included within Level 1, for which all significant inputs are observable, either directly or indirectly.

3.	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

On December 31, 2009 the fair value for the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

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

Year Ended December 31	Balance at beginning of year	Expensed	Write offs	Balance at end of year
2009	$177,000	$70,000	$35,000	$212,000
2008	$206,000	$80,000	$109,000	$177,000

Bad debt expense decreased in 2009 by 12% from 2008 due to improved collections on outstanding receivables.

The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible.  Based on all information available, the Company believes its allowance for doubtful accounts as of December 31, 2009 is adequate.  However, actual write-offs might exceed the recorded allowance.

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

Impairment of Long Lived Assets

The Company evaluates its long-lived assets, including certain identifiable intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  As of December 31, 2009, the Company has determined that no impairment has occurred.

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

Software development costs are amortized on a product-by product basis over the greater of the ratio of current revenues to total anticipated revenues (current and future revenues) or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances had occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of December 31, 2009, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

Our annual impairment test, which was completed during the fourth quarter of 2009, indicated that the fair value of our one reporting unit exceeded the carrying value and, therefore, the goodwill amount was not impaired for our one reporting unit.

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

The purchase agreement provided for an earn-out provision through June 30, 2007 that paid the sellers a percentage of certain license revenues and certain professional services.  Due to the contingent nature of such payments, the value of the future payments was not included in the purchase price.  However, as such sales transactions occurred, the related earn-out amounts were added to the purchase price, specifically goodwill. The total addition to goodwill from the date the assets of FieldCentrix, Inc. were acquired through the end of the earn-out period June 30, 2007 was $285,000. At December 31, 2009 goodwill was $1,538,000.

Major Customers

In 2009 and 2008, no customers represented more than 10% of total revenues.  At December 31, 2009, there were three significant customers: one customer accounted for 19% of accounts receivable, another accounted for 17%, and a third customer accounted for 12%.  One customer represented 13% of total accounts receivable and two customers each represented 10% of total accounts receivable at December 31, 2008.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to credit risk, consist of cash equivalents and accounts receivable.  The Company’s policy is to limit the amount of credit exposure to any one financial institution.  The Company places investments with financial institutions evaluated as being creditworthy, or investing in short-term money markets which are exposed to minimal interest rate and credit risk.  Cash balances are maintained with several banks.  Certain operating accounts may exceed the FDIC limits.

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

Fair Value of Financial Instruments

Cash and cash equivalents, trade accounts receivable, other assets, trade accounts payable, and accrued expenses: The carrying amounts at face value approximate fair value because of the short maturity of these instruments.

Investments: Debt securities classified as available for sale are measured using quoted market prices multiplied by the quantity held where quoted market prices were available.

The fair value of goodwill is determined by estimating the expected present value of future cash flows without reference to observable market transactions.

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

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expenses.  Such amounts were not material for 2009 and 2008 and did not have a material impact on our financial position.

Advertising

Advertising costs are expensed when incurred.  Advertising costs for the years ended December 31, 2009 and 2008 were $91,000 and $117,000 respectively and are included in sales and marketing costs.

Currency Translation

The accounts of the international subsidiaries and branch operations translate the assets and liabilities of international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as other comprehensive loss in the accompanying consolidated statements of stockholders’ equity. Transaction gains and losses are included in net (loss). General and administrative expenses include exchange gains (losses) of ($84,000) and $202,000 for the years ended December 31, 2009 and 2008, respectively.

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

For the year ended December 31, 2009, the Company had a net loss.  In 2009 there were zero net additional dilutive shares assumed to be converted at an average exercise price of $5.20.  In addition, 100% of the outstanding convertible preferred stock, 826,000 shares, was eligible to be converted into common stock. For purposes of this calculation, if converted, it would have been assumed that they were converted into common stock and the related dividends were not paid.   However, all options outstanding at December 31, 2009 to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation as the inclusion of these options would have been antidilutive.

Year Ended December 31,	2009	2008
Net (loss)	$(899)	$(3,135)
Preferred Dividend	290	79
Net (Loss) available to common shareholders	(1,189)	(3,214)
Basic weighted average number of common shares outstanding	3,554	3,554

Basic (loss) earnings per common share	$(.33)	$(.90)
Effect of dilutive stock options	-	-
Diluted weighted average number of common shares outstanding	3,554	3,554
Diluted (loss) per common share	$(.33)	$(.90)

Comprehensive (Loss)

Comprehensive (loss) consists of net income (loss), unrealized losses on investments available for sale and foreign currency translation adjustments.  The effects are presented in the accompanying Consolidated Statements of Stockholders’ Equity.

Stock Compensation

The Company records stock based compensation using the modified prospective transition method.   Under this method, compensation costs recognized in 2009 include (a) compensation costs for all share-based payments granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date value estimated and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in.

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

Under the Company’s stock option plans, options awards generally vest over a four year period of continuous service and have a 10 year contractual term.   The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of the grant using the Black-Scholes option pricing formula using the following assumptions as of December 31, 2009.

	For the year ended	For the year ended
	December 31, 2009	December 31, 2008
	Wtd. Avg.	Wtd. Avg.
Risk-free interest rate	2.23%	2.23%
Expected life (in years)	4.83	4.28
Volatility	107%	88%
Expected dividends	-	-
Annual forfeiture rate	17.00%	19.23%

The weighted-average fair value of options granted during the years ended December 31, 2009 and 2008 was estimated as $2.58 and $2.49, respectively.

Convertible Preferred Stock

On September 24, 2008 the Company issued 826,000 shares of Series-A Convertible Preferred Stock (“preferred stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the preferred stock at an initial rate of 6% and shall be payable only when, as and if declared by the Company’s Board of Directors, quarterly in arrears.

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

Reclassification

Certain reclassifications were made to prior period financial statements to conform to the current presentation.

Recently Adopted Accounting Guidance

In May 2009, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the guidance did not have a material impact on the our financial statements.

In June 2009, the FASB issued, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles”. This establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. This is effective for financial statements issued for the interim and annual periods ending after September 15, 2009.

In September 2009, guidance was issued by the FASB that addresses the effect on the calculation of earnings per share for a period that includes the redemption or induced conversion of preferred stock.  The guidance addresses the difference between the (1) fair value of the consideration transferred to the holders of preferred stock and (2) the carrying amount of the preferred stock in the registrant’s balance sheet should be subtracted from net income to arrive at income available to commons stockholders in the calculation of earnings per share.  Adoption of this new guidance did not have a material impact on our financial statements.

On January 1, 2009, we adopted authoritative guidance issued by FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We adopted this guidance for all business combinations that occur after January 1, 2009. The adoption of this guidance did not have a material impact on our financial statements.

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

Recent Accounting Guidance Not Yet Adopted

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosure on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of fair value measurements hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning July 1, 2011. We believe adoption of this new guidance will not have a material impact on our financial statements.

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

3.      Receivables

Billed receivables represent billings for the Company’s products and services to end users and value added resellers. Unbilled receivables represent contractual amounts due within one year under software licenses that have been delivered or statements of work for professional services, for work performed but not yet invoiced.  Billed receivables are shown net of reserves for estimated uncollectible amounts.  Receivables net of allowance consist of the following:

	December 31,
	2009	2008
Billed receivables, net	$4,158,000	$4,534,000
Unbilled receivables	742,000	630,000
	$4,900,000	$5,164,000

4.      Investments Available-for-Sale

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale debt securities by major security type and class of security at December 31, 2009 and 2008 were as follows:

		Gross	Gross
		unrealized	unrealized
	Aggregate	holding	holding	Aggregate
	cost basis	gains	(losses)	fair value
At December 31, 2009
Available for sale:
Corporate Fixed Income	$402,000	$—	$(4,000)	$398,000
Mutual Funds	508,000	—	(2,000)	506,000
	$910,000	$—	$(6,000)	$904,000
At December 31, 2008
Available for sale:
Municipal Bonds	$500,000	$—	$—	$500,000

	$500,000	$—	$—	$500,000

The investments in corporate fixed income bonds with unrealized losses included in the table above are comprised primarily of corporate bonds that mature in 2010. The unrealized losses on corporate fixed income bonds were caused by interest rate increases and currency fluctuations. The contractual terms of the fixed income bonds do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company believes that it is not more likely than not that it will be required to sell the bonds before recovery of their amortized cost basis, the securities are not considered to be other-than-temporarily impaired.

The investments in mutual funds with unrealized losses included in the table are based on investments that seek a high level of current income. The fund normally invests at least 80% of net assets, plus the amount of any borrowings for investment purposes, in floating or adjustable rate senior loans of any maturity or credit quality, including those rated below investment grade or determined by the fund's advisor to be of comparable quality. The unrealized loss on the mutual funds is due to credit quality of the senior loans in the portfolio.   Based the Company's ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

5.       Property and Equipment

Property and equipment consist of:

		December 31,
	Useful Life	2009	2008
Computers and related equipment	3	$4,117,000	$4,070,000
Furniture and fixtures	10	555,000	555,000
Leasehold improvements	10	144,000	129,000
Software	1-3	994,000	987,000
Office equipment	3-7	786,000	784,000
		6,596,000	6,525,000
Less: Accumulated depreciation
and amortization		(6,366,000)	(6,140,000)
		$230,000	$385,000

 Depreciation and amortization expense for the years ended December 31, 2009 and 2008 was $226,000 and $274,000, respectively.

6.       Capitalized Software Development Costs

	Remaining Weighted	December 31,
	Average Life	2009	2008
Capitalized software development costs	1.27	$11,952,000	$10,191,000
Less: Accumulated amortization		(9,209,000)	(7,473,000)
		$2,743,000	$2,718,000

 The Company capitalized software development costs of $1,761,000 and $2,118,000 for the years ended December 31, 2009 and 2008, respectively.  Amortization of capitalized software development costs for the years ended December 31, 2009 and 2008 were $1,736,000 and $2,638,000, respectively, and is reflected in cost of software license fees in the financial statements.  The Company amortizes software developments costs using the lesser of the straight-line basis over the estimated useful lives of the product (two years) or the revenue forecast method.

7.        Intangible Assets

Intellectual property and customer lists (“intangible assets”) acquired as part of the FieldCentrix acquisition are amortized on a straight-line basis over their estimated annual lives or over the period of their expected benefit, generally ranging from 5 to 10 years.  Amortization expense related to these intangible assets was  $280,000 for each of the years ended December 31, 2009 and 2008.

			Accumulated Amortization		Net Carrying Value
Description	Weighted Avg. Life	Gross Cost	2009	2008	2009	2008
Software	5 years	$720,000	$618,000	$474,000	$102,000	$246,000
Customer Relationship List	10 years	1,360,000	584,000	447,000	776,000	913,000
		$2,080,000	$1,202,000	$921,000	$878,000	$1,159,000

Estimated amortization expense for each of the next five years is as follows:

Amortization Expense
2010	$ 238,000
2011	136,000
2012	136,000
2013	136,000
2014	136,000

8.       Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of:

December 31,	2009	2008
Accounts payable	$680,000	$426,000
Accrued compensation and related benefits	1,256,000	1,655,000
Accrued professional services	142,000	59,000
Sales and payroll taxes	395,000	388,000
Other accrued liabilities	311,000	236,000
	$2,784,000	$2,764,000

9.       Income Taxes

The Company has identified its federal tax return and its state returns in Pennsylvania and California as “major” tax jurisdictions.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2004 through 2009, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  Accordingly, the Company did not record a cumulative effect adjustment.

In 2008, the Israel Taxing Authority “ITA” notified the Company that it intends to re-examine a 2002 transaction that it had previously approved. The Company is vigorously defending itself in court and based on information to date, does not expect this issue to result in any additional tax to the company.  It is the opinion of the Company based on current information that this matter will not have a material impact on its financial condition or results of operations.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the years ended December 31, 2009 and 2008, there were no interest or penalties related to the settlement of audits.

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

The provision for income taxes is as follows:

Years ended December 31,	2009	2008
Current:
Federal	$-	$-
State	-	-
Foreign	39,000	-
	-	-
Deferred:
Federal	$33,000	$33,000
State	3,000	8,000
	$75,000	$41,000

Pre-tax (loss) for domestic locations for the year ended December 31, 2009 and 2008 was ($359,000) and ($2,839,000) respectively.  Foreign locations had pre-tax (loss) income of ($465,000) and ($255,000) in 2009 and 2008, respectively.

The approximate income tax effect of each type of temporary difference is as follows:

December 31,	2009	2008
Deferred income tax assets:
Timing of revenue recognition	$-	$10,000
Accruals and reserves not currently deductible for tax	147,000	154,000
Benefit of net operating loss carryforward	13,411,000	13,830,000
Benefit of foreign net operating loss carryforward	2,165,000	2,152,000
Depreciation	272,000	176,000
Alternative minimum tax	361,000	361,000
Non-qualified stock options	210,000	137,000
Other	31,000	29,000
	16,597,000	16,849,000
Deferred income tax liabilities:
Capitalized software development costs	(1,303,000)	(1,204,000)
Amortization of deductible goodwill	(154,000)	(117,000)
	(1,457,000)	(1,321,000)
Net deferred tax asset before allowance	15,140,000	15,528,000
Valuation allowance	(15,294,000)	(15,646,000)
Net deferred income tax liability	$(154,000)	$(118,000)

Realization of deferred tax assets is primarily dependent on future taxable income, the amount and timing of which is uncertain.  The valuation allowance is adjusted on a periodic basis to reflect management’s estimate of the realizable value of the net deferred tax assets.  Therefore, a valuation allowance has been recorded for the entire net deferred tax asset with the exception of $154,000 related to the deferred tax liability associated with indefinite-lived intangible assets.  Because indefinite-lived intangible assets and goodwill are not amortized for book purposes, the related deferred tax liabilities will not reverse until some indeterminate future period when the asset becomes impaired, are disposed of, or in the case of indefinite-lived intangible assets, begin to reverse if they are reclassified as an amortizing intangible asset.  The expected timing of future reversals of deferred tax liabilities are to be taken into account when evaluating the realizability of deferred tax assets.  Therefore, the Company believes the reversal of deferred tax liabilities related to indefinite-lived intangible assets and goodwill should not be considered a source of future taxable income when assessing the realization of the Company’s deferred tax assets and as a result a deferred expense has been recorded.

The Company has a tax holiday in Israel, which expires in 2014.  Taxable income for the Israeli subsidiary was $46,000 and $222,000 for the years ended December 31, 2009 and 2008, respectfully.  The Israeli subsidiary has net carryforward losses for Israeli tax purposes of approximately $0.5 million.

As of December 31, 2009, the Company had a net operating loss carryforward for United States federal income tax purposes of approximately $32,027,000.  Included in the aggregate net operating loss carryforward is $8,900,000 of tax deductions related to equity transactions, the benefit of which will be credited to stockholders’ equity, if and when realized after the other tax deductions in the carryforwards have been realized. The net operating loss carryforwards expire in 2016 through 2029.

The Company does not provide for federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.  At December 31, 2009, the Company had not provided federal income taxes on cumulative earnings of individual international subsidiaries of $2,446,000.  Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions.  Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.  As noted above, the Company has significant net operating loss carryforwards for U.S. federal income taxes purposes, which are available to offset the potential tax liability if the earnings were to be distributed.

The extent to which the loss carryforward can be used to offset future taxable income and tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period.

The effective tax rate differed from the statutory U.S. federal income tax rate as follows:

	Year ended December 31,
	2009	2008
U.S. Federal Statutory rate	34.0%	34.0%
State Tax	11.0%	6.9%
Permanent differences	(7.0%)	(4.6%)
Foreign benefit	(0.9%)	6.7%
Other	3.8%	-
Valuation allowance	(50.7%)	(45.3%)
	(9.80%)	(2.3%)

10.       Line of Credit

On May 23, 2006 the Company entered into a secured revolving line of credit (Line) agreement with a bank.  That agreement was amended in June of 2008 with an expiration date of June 30, 2009. The line of credit was modified on July 31, 2009 to a guidance line of credit where all draws will be at the bank’s discretion and has a one year term. The guidance line of credit has no fees associated with it. The guidance line of credit interest rate is the prime rate, with a floor of 5%. There were no amounts outstanding as of December 31, 2009 and 2008.

11.       Commitments and Contingencies

The Company leases facilities and equipment under non cancelable operating leases which include escalation clauses.  Rent expense for facility leases for the years ended December 31, 2009 and 2008 was $1,127,000 and $950,000, respectively.  Equipment and vehicle lease expense for the years ended December 31, 2009 and 2008 was $238,000 and $194,000, respectively.

Future minimum lease payments under the Company’s leases as of December 31, 2009 are as follows:

Operating Leases
2010	$1,108,000
2011	893,000
2012	538,000
2013	537,000
2014	545,000
Thereafter	-
Total minimum lease payments	$3,621,000

From time to time, the Company may be involved in certain legal actions and customer disputes arising in the ordinary course of business. In the Company’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial position or results of operations.

12.        Profit Sharing Plan/Savings Plan

The Company maintains a discretionary profit sharing plan, including a voluntary Section 401(k) feature, covering all qualified and eligible employees. Company contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  The Company may match 25% of eligible employees’ contributions to the 401(k) plan up to a maximum of 1.5% of each employee’s compensation. It was determined by the Board of Directors that there would be no match in 2009.  The Company contributed approximately $93,000 for the year ended December 31, 2008.

13.        Equity Plans

Share-Based Awards

The Company records stock based compensation using the modified prospective transition method.   Under this method, compensation costs in 2009 include (a) compensation costs for all share-based payments granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date value estimated and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in.

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

As of December 31, 2009, the total unrecognized compensation cost related to non-vested options amounted to $431,000, which is expected to be recognized over the options’ remaining vesting periods of 2.54 years.  No income tax benefit was realized by the Company in the year ended December 31, 2009 as the Company maintains a full valuation allowance on its net deferred tax asset.

Stock Option Plans

The Company has Stock Option Plans (the “Plans”) under which incentive and non-qualified stock options may be granted to its employees, officers, directors and others. Generally, incentive stock options are granted at fair value, become exercisable over a four-year period, and are subject to the employee’s continued employment. Non-qualified options are granted at exercise prices determined by the Board of Directors and vest over varying periods.  A summary of the status of the Company’s stock options as of December 31, 2009 and 2008 and changes during the years then ended are as follows:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
	Shares	Wtd. Avg. Exercise Price Per Share	Shares	Wtd. Avg. Exercise Price Per Share
Balance, December 31, 2007	484,000	$5.91	177,000	$6.43
Authorized		-	-	-
Granted	64,000	3.83	-	-
Cancelled	(60,000)	5.89	-	-
Exercised	-	-	-	-
Expired	(19,000)	7.38	-	-
Balance, December 31, 2008	469,000	$6.10	243,000	$6.10
Authorized			-	-
Granted	104,000	3.39	-	-
Cancelled	(41,000)	4.74	-	-
Exercised	-	-	-	-
Expired	(1,000)	10.00	-	-
Balance, December 31, 2009	531,000	$5.20	307,000	$6.04

During the second quarter of 2006, the shareholders of the Company approved the 2006 Stock Option Plan in order to fulfill the Company’s needs of attracting new managerial and technical talent and retaining existing talent.  The 2006 Plan authorizes the issuance of a maximum of 350,000 additional shares of Common Stock of the Company. When added to the existing plans, there are 79,000 shares available for granting future options as of December 31, 2009. It is the Company’s policy to issue shares from authorized but unissued common stock when shares are exercised.

The following table summarizes outstanding options that are vested and expected to vest under the Company’s stock option plans as of December 31, 2009:

	Number of Shares	Wtd. Avg. Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	531,000	$5.20	6.78	-

Ending Vested and Expected to Vest	371,000	$5.28	7.56	-

Options Exercisable	307,000	$6.04	5.31	-

The intrinsic value of options exercised for the years ending December 31, 2009 and 2008 was $0.   The total fair value of shares vested for the years ended December 31, 2009 and 2008 was $341,000 and $377,000, respectively.

A summary of the status of the Company’s nonvested share options as of December 31, 2009 is presented below:
Non Vested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31, 2008	226,000	$3.51
Granted	104,000	$2.58
Vested	(82,000)	$4.16
Forfeited or expired	(24,000)	$3.08
Nonvested at December 31, 2009	224,000	$2.88

The Company classified share-based compensation expense within the cost of services and maintenance, development, sales and marketing, and general and administrative expenses.   The following table shows total share based compensation expense included in the Consolidated Statement of Operations:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Cost of Services and Maintenance	$17,000	$44,000
Development	16,000	42,000
Sales & Marketing	3,000	31,000
General & Administrative	151,000	191,000
Pre-tax share based compensation	187,000	308,000
Income tax benefit	-	-
Share-based compensation expense, net	$187,000	$308,000

14.        Geographic Segment Data

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

Year ended December 31,	2009	2008
Revenues:
Software license fees
United States
Domestic	$2,064,000	$2, 509,000
Export	-	-
Total United States software license fees	2,064,000	2, 509,000

United Kingdom	584,000	179,000
Asia/Pacific	17,000	585,000
Total foreign software license fees	601,000	764,000
Total software license fees	2,665,000	3, 273,000

Services and maintenance
United States
Domestic	10,815,000	14,744,000
Export	925,000	284,000
Total United States service and maintenance revenue	11,740,000	15,028,000

Europe	2,120,000	3,147,000
Asia/Pacific	3,578,000	2,403,000
Total foreign service and maintenance revenue	5,698,000	5,550,000
Total service and maintenance revenue	17,438,000	20,578,000
Total revenue	$20,103,000	$23,851,000
Net (loss) income
United States	$(349,000)	$(2,880,000)
Europe	(605,000)	(1,217,000)
Asia/Pacific	55,000	962,000
Net (loss) income	$(899,000)	$(3,135,000)
Long lived assets
United States	$5,491,000	$5, 807,000
Europe	25,000	25,000
Asia/Pacific	13,000	18,000
Total long-lived assets	$5,529,000	$5, 850,000

Total assets
United States	$11,290,000	$12,902,000
Europe	1,414,000	1,341,000
Asia/Pacific	1,566,000	923,000
Total assets	$14,270,000	$15,166,000

15.        Selected Consolidated Quarterly Financial Data (Unaudited)

2009 Quarter Ended	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Revenues	$5,597,000	$4,791,000	$4,931,000	$4,784,000
Gross profit	2,614,000	1,541,000	1,927,000	1,599,000
Net income (loss)	440,000	(353,000)	(258,000)	(728,000)

Basic net income (loss) per share	$.10	$(.12)	$(.09)	$(.23)
Diluted net income (loss) per share	$.10	$(.12)	$(.09)	$(.23)
Shares used in computing basic net income (loss) per share (in thousands)	3,554	3,554	3,554	3,554
Shares used in computing diluted net income (loss) per share (in thousands)	4,381	3,554	3,554	3,554

2008 Quarter Ended	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Revenues	$5,912,000	$5,442,000	$5,471,000	$7,026,000
Gross profit	2, 810,000	1,636,000	1,497,000	2,956,000
Net income (loss)	401,000	(976,000)	(2,135,000)	(425,000)

Basic net income (loss) per share	$.09	$(.27)	$(.60)	$(.12)
Diluted net income (loss) per share	$.09	$(.27)	$(.60)	$(.12)
Shares used in computing basic net income (loss) per share (in thousands)	3,554	3,554	3,554	3,554
Shares used in computing diluted net income (loss) per share (in thousands)	4,381	3,554	3,554	3,554

16.        Subsequent Events

In February 2010, Astea International Japan, Inc., as wholly owned subsidiary moved into a new office under a noncancelable operating lease for 3 years. Minimum lease payments under this new office lease are $310,515.

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).        Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2009 the design and operation of our disclosure controls and procedures were effective.

(b)	Management’s Report on Internal Control Over Financial Reporting as of December 31, 2009

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
•
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•
provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with existing policies or procedures may deteriorate.

In accordance with the internal control reporting requirements of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the COSO framework, management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

(c)	Changes in Internal Controls Over Financial Reporting

As a result of initiatives that management undertook in 2009 to remediate the known material weakness in our internal controls over financial reporting as of December 31, 2008, we made the following change to our internal controls over financial reporting throughout and during the year ended December 31, 2009. We expanded our internal contract documentation procedures and review process related to software revenue recognition.

Item 9B.            Other Information.

None

PART III

Item 10.             Directors, Executive Officers and Corporate Governance.

Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its 2010 Annual Meeting of Stockholders proposed to be held on June 24, 2010, and the information therein is incorporated herein reference.

The information in the Proxy Statement set forth under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors and Its Committees—Code of Conduct and Ethics,” “The Board of Directors and Its Committees—Nominating and Corporate Governance Committee” and “The Board of Directors and Its Committees—Audit Committee” is incorporated herein by reference.

Item 11.              Executive Compensation.

Executive Severance Agreements

The information in the Proxy Statement set forth under the captions “Compensation Discussion and Analysis” and “Compensation and Other Information Concerning Directors and Officers” of the Proxy Statement, is incorporated herein by reference.

Item 12.              Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement is incorporated herein by reference.

See “Securities Authorized for Issuance Under Equity Compensation Plans” under Part II, Item 5.

Item 13.               Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference from the Proxy Statement under the captions “Certain Relationships and Related Transactions”  and “The Board of Directors and its Committees.”

Item 14.                Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the Proxy Statement under the heading “Principal Accountant Fees and Services.”

PART IV

Item 15.                      Exhibits and Financial Statement Schedules.

(a)(1)(A)	Consolidated Financial Statements.

i)	Consolidated Balance Sheets at December 31, 2009 and 2008
ii)	Consolidated Statements of Operations for the years ended December 31, 2009 and 2008
iii)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008
iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008
v)	Notes to the Consolidated Financial Statements

(a)(1)(B)	Report of Independent Registered Public Accounting Firm.

(a)(2)	Schedules.

a)	Schedule II - Valuation and Qualifying Accounts

Schedule listed above has been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto.

(a)(3)	List of Exhibits.

The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K:

Exhibit No.                      Description

3.1	Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-92778)).
3.2	By-Laws of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-92778)).
3.3	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 26, 2008).
4.1	Specimen certificate representing the Common Stock (Incorporated herein by Reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-92778)).
10.9	Amended and Restated 1995 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
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

10.28	2001 Stock Option Plan (Incorporated herein by reference to Exhibit B to the Company’s Proxy Statement on Schedule 14A filed July 5, 2001).
10.30	Form of Severance Agreement, dated April 14, 2008, between Astea International Inc. and certain of its officers.

Schedule of Differences

Each Severance Agreement executed with the executive officers listed below is substantially the same as the form of each other:

Officers	Title
Zack Bergreen	Chief Executive Officer
Fredric Etskovitz	Chief Financial Officer and Treasurer
John Tobin	President

10. 31
Preferred Stock Purchase Agreement by and between Astea International Inc. and Zack Bergreen, dated September 24, 2008 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 26, 2008).

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton, LLP
24.1*	Powers of Attorney (See the Signature Page).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

Exhibits.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of March 2010.

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

Signature	Title	Date

/s/Zack Bergreen	Chief Executive Officer	March 25, 2010
Zack Bergreen	(Principal Executive Officer)

/s/Rick Etskovitz	Chief Financial Officer	March 25, 2010
Rick Etskovitz	(Principal Financial and Accounting Officer)

/s/Thomas J. Reilly, Jr.	Director	March 25, 2010
Thomas J. Reilly, Jr.

/s/Zack Bergreen	Director	March 25, 2010
Zack Bergreen

/s/Adrian Peters	Director	March 25, 2010
Adrian Peters

/s/Eric Siegel	Director	March 25, 2010
Eric Siegel

EXHIBIT INDEX

No.	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton, LLP

24.1	Powers of Attorney (See the Signature Page).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer