Form 10-Q
period 2010-03-31
ASTEA INTERNATIONAL INC
filed 2010-05-12
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          March 31, 2010
or

[    ]    Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from
                            to

Commission File Number: 0-26330

ASTEA INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	23-2119058
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

240 Gbraltar Road, Horsham, PA	19044
(Address of principal executive offices)	(Zip Code)

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
Yes           No   X

As of May 7, 2010, 3,555,049 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC.

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2010 (Unaudited)	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,204,000	$2,498,000
Investments available for sale	818,000	904,000
Receivables, net of reserves of $189,000 (unaudited) and $212,000	3,903,000	4,900,000
Prepaid expenses and other	522,000	439,000

Total current assets	8,447,000	8,741,000

Property and equipment, net	226,000	230,000
Intangibles, net	808,000	878,000
Capitalized software, net	2,537,000	2,743,000
Goodwill	1,538,000	1,538,000
Other long-term restricted cash	91,000	95,000
Other assets	110,000	45,000

	$13,757,000	$14,270,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,686,000	$2,784,000
Deferred revenues	5,362,000	4,846,000
Total current liabilities	8,048,000	7,630,000

Long-term liabilities:
Deferred tax liability	164,000	154,000

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; issued and outstanding 826,000	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,597,000 and 3,596,000 and outstanding 3,555,000 and 3,554,000	36,000	36,000
Additional paid-in capital	31,037,000	31,005,000
Accumulated deficit, including accumulated comprehensive loss of of $332,000 and $452,000	(25,328,000)	(24,355,000)
Less: treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	5,545,000	6,486,000
Total liabilities and stockholders’ equity	$13,757,000	$14,270,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues:
Software license fees	$974,000	$510,000
Services and maintenance	3,716,000	4,274,000
Total revenues	4,690,000	4,784,000
Costs and expenses:
Cost of software license fees	531,000	554,000
Cost of services and maintenance	2,602,000	2,631,000
Product development	891,000	618,000
Sales and marketing	785,000	885,000
General and administrative	973,000	788,000
Total costs and expenses	5,782,000	5,476,000

(Loss) from operations	(1,092,000)	(692,000)
Interest income, net	9,000	11,000

(Loss) before income taxes	(1,083,000)	(681,000)
Income tax expense	10,000	47,000

Net (loss)	$(1,093,000)	$(728,000)
Preferred dividend	71,000	73,000

Net (loss) allocable to common stockholders	$(1,164,000)	$(801,000)
Net (loss)	$(1,093,000))	$(728,000)
Cumulative translation adjustment and unrealized gain on investment	120,000	100,000
Comprehensive (loss)	$(973,000)	$(628,000)
Basic and diluted (loss) per share	$(0.33)	$(0.23)
Weighted average shares outstanding used in computing basic and diluted (loss) per share	3,555,000	3,554,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended March,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,093,000)	$(728,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	599,000	647,000
(Decrease) increase in allowance for doubtful accounts	(23,000)	60,000
Stock based compensation	74,000	102,000
Changes in operating assets and liabilities:
Receivables	221,000	(646,000)
Prepaid expenses and other	(76,000)	(90,000)
Accounts payable and accrued expenses	229,000	231,000
Deferred revenues	1,181,000	168,000
Deferred tax	10,000	10,000
Other assets	(64,000)	4,000
Net cash provided by (used in) operating activities	1,058,000	(242,000)
Cash flows from investing activities:
Sale of short term investments	299,000	500,000
Purchase of short term investments	(206,000)	-
Purchases of property and equipment	(45,000)	(19,000)
Capitalized software development costs	(274,000)	(468,000)
Decrease of restricted cash	4,000	52,000
Net cash (used in) provided by investing activities	(222,000)	65,000

Cash flows from financing activities
Exercise of stock option	3,000	-
Dividend payments on preferred stock	(45,000)	(45,000)
Net cash used in financing activities	(42,000)	(45,000)
Effect of exchange rate changes on cash	(88,000)	345,000
Net increase in cash and cash equivalents	706,000	123,000
Cash and cash equivalents, beginning of period	2,498,000	3,144,000
Cash and cash equivalents, end of period	$3,204,000	$3,267,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2010 (Unaudited)	For the Year Ended December 31, 2009

Convertible preferred stock
Balance, beginning and end of period	$8,000	$8,000

Common stock
Balance, beginning and end of period	36,000	36,000

Additional paid-in-capital
Balance, beginning of period	31,005,000	30,998,000
Exercise of stock options	3,000	-
Dividends paid	(45,000)	(180,000)
Stock based compensation	74,000	187,000
Balance, end of period	31,037,000	31,005,000

Accumulated deficit
Balance, beginning of period	(24,355,000)	(23,662,000)
Net loss	(1,093,000)	(899,000)
Other comprehensive loss:
Net unrealized gain (loss) on investments available for sale	7,000	(6,000)
Translation adjustments	113,000	212,000

Comprehensive loss	(973,000)	(693,000)

Balance, end of period	(25,328,000)	(24,355,000)

Treasury stock, at cost
Balance, beginning and end of period	(208,000)	(208,000)

Total stockholders’ equity	$5,545,000	$6,486,000

See accompanying notes to the consolidated financial statements.

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The consolidated financial statements at March 31, 2010 and for the three month periods ended March 31, 2010 and 2009 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest annual report (Form 10-K) and our Form 10-Q’s for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009.  The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2010.

2.  RECENTLY ADOPTED ACCOUNTING GUIDANCE

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning January 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests.  Adoption of this new guidance has not had a material impact on our financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosure on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of fair value measurements hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

3.  RECENT ACCOUNTING GUIDANCE NOT YET ADOPTED

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted.  Under the new guidance, arrangements that include tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance.  Software-enabled products will now be subject to other relevant revenue recognition guidance.  Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  We believe adoption of this new guidance will not have a material impact on our financial statements.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The cash and cash equivalents, trade accounts receivable, other assets, trade accounts payable, and accrued expenses carrying amounts at face value approximate fair value because of the short maturity of these instruments.

The investments in debt securities classified as available for sale are measured using quoted market prices multiplied by the quantity held where quoted market prices were available.

The fair value of goodwill is determined by estimating the expected present value of future cash flows without reference to observable market transactions.

5.  INVESTMENTS AVAILABLE FOR SALE

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

1.
Level 1 – valuations based on quoted prices in active markets for identical assets that the Company has the ability to access. Our Level 1 investments primarily include exchange-traded mutual funds and corporate fixed income bonds.

2.	Level 2 – valuations based on inputs on other than quoted prices included within level 1, that are observable for the asset or the liability, either directly or indirectly.

3.	Level 3 - valuations based on inputs that are unobservable for the asset or the liability measurement.

On March 31, 2010 and December 31, 2009 the fair value for all of the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale debt securities by major security type and class of security at March 31, 2010 and December 31, 2009 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Aggregate fair value
At March 31, 2010
Available-for-sale:
Corporate Fixed Income Bonds	$93,000	—	(1,000)	92,000
Mutual Funds	724,000	2,000	—	726,000

	$817,000	2,000	(1,000)	818,000
At December 31, 2009
Available-for-sale:
Corporate Fixed Income Bonds	$402,000	—	(4,000)	398,000

Mutual Funds	508,000	—	(2,000)	506,000

	$910,000	—	(6,000)	904,000

6.  INCOME TAX

The Company has identified its federal tax return and its state returns in Pennsylvania and California as “major” tax jurisdictions.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2004 through 2009, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  Accordingly, the Company did not record a cumulative effect adjustment for uncertain tax positions.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the first quarter 2010, there was no interest or penalties related to the settlement of audits.

At March 31, 2010, the Company maintains a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of future taxable income.

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

7.  STOCK BASED COMPENSATION

The Company records stock based compensation using the modified prospective transition method.   Under this method, compensation costs recognized in the first three months of 2010 include (a) compensation costs for all share-based payments granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date value estimated and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton (Black-Scholes) option-pricing formula and amortizes the estimated option value using an accelerated amortization method where each option grant is split into tranches based on vesting periods.  The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience regarding similar awards, giving consideration to the contractual terms of the share-based awards and employee termination data.  Executive level employees who hold a majority of options outstanding, and non-executive level employees each have similar historical option exercise and termination behavior and thus were grouped for valuation purposes.  The Company’s expected volatility is based on the historical volatility of its traded common stock and places exclusive reliance on historical volatilities to estimate our stock volatility over the expected term of its awards.  The Company has historically not paid dividends to common stockholders and has no foreseeable plans to issue dividends.  The risk-free interest rate is based on the yield from the U.S. Treasury zero-coupon bonds with an equivalent term.

As of March 31, 2010, the total unrecognized compensation cost related to non-vested options amounted to $401,000, which is expected to be recognized over the options’ average remaining vesting period of 2.51 years.  No income tax benefit was realized by the Company in the three months ended March 31, 2010.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model.

There were 15,000 options granted during the first three months of 2010.  During the same period in 2009, the Company granted no options.

Activity under the Company’s stock option plans is as follows:

	OPTIONS OUTSTANDING
	Shares	Wtd. Avg. Exercise Price Per Share
Balance, December 31, 2009	531,000	$5.20
Granted	15,000	3.36
Forfeited	(2,000)	7.48
Exercised	(1,000)	2.75
Expired	(4,000)	31.25
Balance, March 31, 2010	539,000	$4.97

The following table summarizes outstanding options under the Company’s stock options plans as of March 31, 2010.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	539,000	$4.97	6.68	-

Ending Vested and Expected to Vest	385,000	$5.21	7.40	-

Options Exercisable	302,000	$5.79	5.13	-

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

For the three months ended March 31, 2010, the Company had a net loss.  In 2010 there were 1,000 net additional dilutive shares assumed to be converted at an average exercise price of $3.30.  In addition, 100% of the outstanding convertible preferred stock of 826,000 shares were eligible to be converted into common stock. For purposes of this calculation, if converted, it would have been assumed that they were converted into common stock and the related dividends were not paid.   However, all options outstanding at March 31, 2010 and 2009 to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation as the inclusion of these options would have been antidilutive.

In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had a net loss allocable to the common stockholders for the three months ended March 31, 2010 and March 31, 2009.  Loss per share is computed as follows:

	Three Months Ended March 31,
	2010	2009
Numerator:
Net loss allocable to common stockholders	$(1,164,000)	$(801,000)

Denominator:
Weighted average shares used to compute net loss allocable to common stockholders per common share-basic	3,555,000	3,554,000
Effect of dilutive stock options	-	-

Weighted average shares used to compute net loss allocable to common stockholders per common share-dilutive	3,555,000	3,554,000

Basic net loss per share to common stockholders	$(.33)	$(.23)

Dilutive net loss per share to common stockholders	$(.33)	$(.23)

9.        MAJOR CUSTOMERS

For the three months ended March 31, 2010 and 2009 there was one customer that accounted for 15% and 11%, respectively of total revenues.  At March 31, 2010 and December 31, 2009, one customer accounted for 16% and 13%, respectively of total accounts receivable.

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

For the Three Months Ended,	March 31, 2010	March 31, 2009
Revenues:
Software license fees
United States
Domestic	$62,000	$339,000
Export	-	-
Total United States
software license fees	62,000	339,000

Europe	216,000	117,000
Asia Pacific	696,000	54,000
Total foreign software
license fees	912,000	171,000
Total software license fees	974,000	510,000

Services and maintenance
United States
Domestic	2,345,000	3,253,000
Export	-	-
Total United States service
and maintenance revenue	2,345,000	3,253,000

Europe	551,000	483,000
Asia Pacific	820,000	538,000

Total foreign service and maintenance revenue	1,371,000	1,021,000

Total service and maintenance revenue	3,716,000	4,274,000
Total revenue	$4,690,000	$4,784,000
Net loss
United States	$(943,000)	$(561,000)
Europe	(113,000)	(225,000)
Asia Pacific	(37,000)	58,000
Net loss	$(1,093,000)	$(728,000)

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

Overview

This document contains various forward-looking statements and information that are based on management's beliefs, assumptions made by management and information currently available to management.  Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected.   Certain of these, as well as other risks and uncertainties are described in more detail herein and in Astea International Inc.’s (“Astea or the Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in its Summary of Accounting Policies, Note 2, in the Company’s 2009 Annual Report on Form 10-K.  The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Astea recognizes revenue from software license sales when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the license fee is fixed and determinable and the collection of the fee is probable.  We utilize written contracts as a means to establish the terms and conditions by which our products support and services are sold to our customers.  Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs after a license key has been delivered electronically to the customer.  Revenue for arrangements with extended payment terms is recognized when the payments become due, provided all other revenue recognition criteria are satisfied.  If collectability is not considered probable, revenue is recognized when the fee is collected.  Our typical end user license agreements do not contain acceptance clauses.  However, if acceptance criteria is required, revenues are deferred until customer acceptance has occurred.

Astea allocates revenue to each element in a multiple-element arrangement based on the elements’ respective fair value, determined by the price charged when the element is sold separately.  Specifically, Astea determines the fair value of the maintenance portion of the arrangement based on the price, at the date of sale, if sold separately, which is generally a fixed percentage of the software license selling price.  The professional services portion of the arrangement is based on hourly rates which the Company charges for those services when sold separately from software.  If evidence of fair value of all undelivered elements exists, but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method.  If an undelivered element for which evidence of fair value does not exist, all revenue in an arrangement is deferred until the undelivered element is delivered or fair value can be determined. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The residual value, after allocation of the fee to the undelivered elements based on vendor specific objective evidence (VSOE) of fair value, is then allocated to the perpetual software license for the software products being sold.  The Company’s policy is to recognize expenses as incurred when revenues are deferred in connection with transactions where VSOE cannot be established for an undelivered element. Accordingly, all costs associated with the contracts are recorded in the period incurred, which may differ from the period in which revenue is recognized.

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

For the three months ended March 31, 2010 and 2009, the Company recognized $4,690,000 and $4,784,000, respectively, of revenue related to software license fees and services and maintenance.

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

Investments Available for Sale

Investments that the Company designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss).  The Company bases the cost of the investment sold on the specific identification method.  The available-for-sale investment consists of corporate fixed income bonds and mutual funds.  If an available-for-sale investment is other than temporarily impaired, the loss is charged to either earnings or stockholders’ equity depending on our intent and ability to retain the security until we recover the full cost basis and the extent of the loss attributable to the creditworthiness of the issuer.

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

On March 31, 2010 and December 31, 2009 the fair value for all of the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

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

Capitalized Software Research and Development Costs

The Company capitalizes software development costs incurred during the period from the establishment of technological feasibility through the product’s availability for general release.  Costs incurred prior to the establishment of technological feasibility and after the product is released are charged to product development expense.  Product development expense includes payroll, employee benefits, other headcount-related costs associated with product development and any related costs to third parties under sub-contracting or net of any collaborative arrangements.

Software development costs are amortized on a product-by product basis over the greater of the ratio of current revenues to total anticipated revenues (current and future revenues) or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of March 31, 2010, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

Our annual impairment test, which was completed during the fourth quarter of 2009, indicated that the fair value of our one reporting unit exceeded the carrying value and, therefore, the goodwill amount was not impaired for our one reporting unit.  The Company determined there was no triggering event at December 31, 2009 and March 31, 2010 which could require an interim impairment analysis.

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

The purchase agreement provided for an earn-out provision through June 30, 2007 that paid the sellers a percentage of certain license revenues and certain professional services.  Due to the contingent nature of such payments, the value of the future payments was not included in the purchase price.  However, as such sales transactions occurred, the related earn-out amounts were added to the purchase price, specifically goodwill. The total addition to goodwill from the date the assets of FieldCentrix, Inc. were acquired through the end of the earn-out period June 30, 2007 was $285,000. At March 31, 2010 goodwill was $1,538,000.

Major Customers

For the three months ended March 31, 2010 and 2009 there was one customer that accounted for 15% and 11%, respectively of total revenues.  At March 31, 2010 and December 31, 2009, one customer accounted for 16% and 13%, respectively of total accounts receivable.

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

Fair Value of Financial Instruments

The cash and cash equivalents, trade accounts receivable, other assets, trade accounts payable, and accrued expenses carrying amounts at face value approximate fair value because of the short maturity of these instruments.

The investments in debt securities classified as available for sale are measured using quoted market prices multiplied by the quantity held where quoted market prices were available.

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

Currency Translation

The accounts of the international subsidiaries and branch operations translate the assets and liabilities of international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as other comprehensive loss in the accompanying consolidated statements of stockholders’ equity. Transaction gains and losses are included in net (loss). General and administrative expenses include exchange (losses) gains of ($23,000) and $23,000 for the three months ended March 31, 2010 and 2009, respectively.

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

For the three months ended March 31, 2010 and 2009, the Company had a net loss.  As of March 31, 2010 there were 1,000 net additional dilutive shares assumed to be converted at an average exercise price of $3.30. There were no net additional dilutive shares assumed to be converted as of March 31, 2009.  In addition, 100% of the outstanding convertible preferred stock of 826,000 shares was eligible to be converted into common stock. For purposes of this calculation, if converted, it would have been assumed that they were converted into common stock and the related dividends were not paid.   However, all options outstanding at March 31, 2010 to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation as the inclusion of these options would have been antidilutive.

	Three Months Ended March 31,
	2010	2009
Numerator:
Net loss allocable to common stockholders	$(1,164,000)	$(801,000)

Denominator:
Weighted average shares used to compute net loss allocable to common stockholders per common share-basic	3,555,000	3,554,000
Effect of dilutive stock options	-	-

Weighted average shares used to compute net loss allocable to common stockholders per common share-dilutive	3,555,000	3,554,000

Basic net loss per share to common stockholders	$(.33)	$(.23)

Dilutive net loss per share to common stockholders	$(.33)	$(.23)

Comprehensive (Loss)

Comprehensive (loss) consists of net (loss), unrealized gains (losses) on investments available for sale and foreign currency translation adjustments.  The effects are presented in the accompanying Consolidated Statements of Stockholders’ Equity.

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton (Black-Scholes) option-pricing formula and amortizes the estimated option value using an accelerated amortization method where each option grant is split into tranches based on vesting periods.  The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience regarding similar awards, giving consideration to the contractual terms of the share-based awards and employee termination data.  Executive level employees who hold a majority of options outstanding, and non-executive level employees each have similar historical option exercise and termination behavior and thus were grouped for valuation purposes.  The Company’s expected volatility is based on the historical volatility of its traded common stock and places exclusive reliance on historical volatilities to estimate our stock volatility over the expected term of its awards.  The Company has historically not paid dividends to common stockholders and has no foreseeable plans to issue dividends.  The risk-free interest rate is based on the yield from the U.S. Treasury zero-coupon bonds with an equivalent term.  Results for prior periods have not been restated.

Under the Company’s stock option plans, options awards generally vest over a four year period of continuous service and have a 10 year contractual term.   The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of the grant using the Black-Scholes Merton option pricing formula.  There were 15,000 and no options granted during the three months ended March 31, 2010 and 2009, respectively.

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

Results of Operations

Comparison of Three Months Ended March 31, 2010 and 2009

Revenues

Revenues decreased $94,000 or 2%, to $4,690,000 for the three months ended March 31, 2010 from $4,784,000 for the three months ended March 31, 2009.  Software license fee revenues increased $464,000, or 91%, from the same period last year.  Services and maintenance fees for the three months ended March 31, 2010 amounted to $3,716,000, a 13% decrease from the same quarter in 2009.

The Company’s international operations contributed $2,283,000 of revenues in the first quarter of 2010, which is a 92% increase compared to revenues generated during the first quarter of 2009.  The Company’s revenues from international operations amounted to 49% of the total revenue for the first quarter in 2010, compared to 25% of total revenues for the same quarter in 2009.  The increase is primarily due to revenues generated by our new subsidiary in Japan, which started operations in the first quarter of 2009 and a small increase in European revenue.

Software license fee revenues increased 91% to $974,000 in the first quarter of 2010 from $510,000 in the first quarter of 2009.  Astea Alliance license revenues increased $768,000 or 413%, to $954,000 in the first quarter of 2010 from $186,000 in the first quarter of 2009. The increase results from sales in Japan and Europe.  The Company sold $20,000 of software licenses from its FieldCentrix subsidiary, a decrease of 94% from the same quarter of 2009.  The decrease is attributable to no new license deals in the first quarter of 2010.

Services and maintenance revenues decreased to $3,716,000 from $4,274,000 in the first quarter of 2010, a decrease of 13%.  Astea Alliance service and maintenance revenues decreased by $396,000 or 13% compared to the first quarter of 2009.  The decrease resulted from reduced demand from customers.  Service and maintenance revenues generated by FieldCentrix, decreased by $159,000 or 13% from $1,212,000 to $1,053,000 during the same period in 2009.  In addition, DISPATCH-1 service and maintenance revenues decreased $3,000 to $63,000 from $66,000 in the prior year.  The decline in service and maintenance revenue for DISPATCH-1 is expected as the Company discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees decreased 4% to $531,000 in the first quarter of 2010 from $554,000 in the first quarter of 2009.  Included in the cost of software license fees are the fixed costs of capitalized software amortization and amortization of software acquired from FieldCentrix and any third party software embedded in the Company’s software licenses sold to customers.  The principal cause of the decrease in cost of revenues is lower amortization of capitalized software as certain versions which were amortized in 2009 have been fully amortized prior to this quarter. Amortization of capitalized software development costs was $480,000 for the quarter ended March 31, 2010 compared to $515,000 for the same quarter in 2009.  The software license gross margin percentage was 45% in the first quarter of 2009 compared to (9%) in the first quarter of 2009.  The improvement in license margin resulted primarily from both the increase in license revenues and a small decrease in cost of revenues.

Cost of services and maintenance decreased 1% to $2,602,000 in the first quarter of 2010 from $2,631,000 in the first quarter of 2009.    The services and maintenance gross margin percentage was 30% in the first quarter of 2010 compared to 38% in the first quarter of 2009.  The decrease in services and maintenance gross margin was primarily due to the decrease in billable projects.

 Product Development

Product development expense increased 44% to $891,000 in the first quarter of 2010 from $618,000 in the first quarter of 2009. The large increase resulted from a reduction in capitalized product development costs in the first quarter of 2010 compared to the same period in 2009. The Company released version 10 of its Astea Alliance product in January 2010, at which time capitalization of development costs ceased.  Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Development costs of $274,000 were capitalized in the first quarter of 2010 compared to $468,000 during the same period in 2009.  Gross product development expense was $1,165,000 in the quarter ended March 31, 2010 which is 7% more than the same quarter in 2009.  Product development expense as a percentage of revenues increased to 19% in the first quarter of 2010 compared with 13% in the first quarter of 2009.  The increase in costs relative to revenues is due to the increase in product development expense as well as slight decrease in revenue.

Sales and Marketing

Sales and marketing expense decreased 11% to $785,000 in the first quarter of 2010 from $885,000 in the first quarter of 2009. The decrease in sales and marketing is primarily attributable to a reduction in headcount.  As a percentage of revenues, sales and marketing expense was 17% in 2010 compared to 18% the same as in the first quarter of 2009.

General and Administrative

General and administrative expenses increased 23% to $973,000 during the first quarter of 2010 from $788,000 in the first quarter of 2009.  The increase in general and administrative expenses is principally attributable to our Japanese subsidiary not incurring any general and administrative costs for the first three months of 2009, an increase in currency translation losses and management bonuses accrued in the first quarter of 2010.  As a percentage of revenue, general and administrative expenses increased to 21% in the first quarter of 2010 from 16% in the first quarter of 2009.

Interest Income, Net

Net interest income decreased $2,000 to $9,000 in the first quarter of 2010 from the first quarter of 2009.  The decrease resulted primarily from a decline in interest rates paid on invested cash.

Income Tax Expense

The Company recorded a provision for income tax of $10,000 for the three months ended March 31, 2010 compared to $47,000 for the same period in 2009.  The reduction resulted from a decline in our foreign tax liability in the Asia Pacific region.

International Operations

Total revenue from the Company’s international operations increased by 92% during the first quarter of 2010 to $2,283,000 compared to $1,192,000 for the first quarter of 2009.  The increase in revenue from international operations was primarily attributable to revenue generated by our new subsidiary in Japan which commenced operations in January of 2009 and an increase in license revenue in Europe.  International operations generated a net loss of $150,000 for the first quarter ended March 31, 2010 compared to a net loss of $167,000 in the same period in 2009.

Net (Loss)

Net loss for the three months ended March 31, 2010 was $1,093,000 compared to net loss of $728,000 for the three months ended March 31, 2009.  The net loss was due to an increase in operating expenses of $306,000, primarily development expense and general and administrative expenses, as well as a reduction in service and maintenance revenues of $558,000. Partially offsetting these losses was an increase in license revenue of $464,000 in 2010 compared to 2009 and a decrease in the tax provision of $37,000 for the three months ended March 31, 2010 compared to the same period in 2009.

Liquidity and Capital Resources

    Operating Activities

Net cash generated by operating activities increased by $1,300,000 to $1,058,000 for the three months ended March 31, 2010 compared to cash used of $242,000 for the three months ended March 31, 2009. The increase was attributable to a net increase in deferred revenues of $1,013,000, a decrease in accounts receivable of $867,000 and a decrease in prepaid expenses of $14,000.  The significant increase in deferred revenues occurred primarily due to a sale that occurred in the first quarter of 2010, but due to the terms of the agreement, license and professional services revenue must be deferred under software revenue recognition rules, until the completion of substantial customizations.  Partially offsetting the increases in cash flow were a decrease in noncash expenses of $159,000, a decrease in other assets of $68,000 and an increase in net loss of $365,000.

    Investing Activities

The Company used $222,000 for investing activities in the first three months of 2010 compared to generating $65,000 in the first three months of 2009.  The increase in cash used for investing activities is attributable to the purchase of $206,000 of short term investments, an increase of $26,000 in the purchases of property and equipment, less sales of short term investments of $201,000 compared to the first three months of 2009 and the release of $48,000 from restricted cash offset by decrease in capitalized software development costs of $194,000.

    Financing Activities

The Company used $42,000 for financing activities in the first three months of 2010 compared to using $45,000 in the same period of 2009.  In the first three months of 2010 and 2009, the only financing expenditures were payments of $45,000 of preferred stock dividends. The reduction in 2010 occurred from the exercise of stock options which provided $3,000.

Due to the weakening of the U.S. dollar related to most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen and Israel shekel, the effect of exchange rates on cash provided an outflow of ($88,000) in 2010 compared to an inflow of $345,000 in 2009.

On May 23, 2006 the Company entered into a secured revolving line of credit (Line) agreement with a bank.  That agreement was amended in June of 2008 with an expiration date of June 30, 2009. The line of credit was modified on July 31, 2009 to a guidance line of credit where all draws will be at the bank’s discretion and has a one year term. The guidance line of credit has no fees associated with it. The guidance line of credit interest rate is the prime rate, with a floor of 5%. There were no amounts outstanding as of March 31, 2010 and 2009.

At March 31, 2010, the Company had a working capital ratio of 1.05:1, with cash and investments available for sale of $4,022,000.  The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the next twelve months.  The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.  The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

Off Balance Sheet Arrangements

The Company is not involved in an off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses result in operations, liquidity, capital expenditures or capital resources.

Variability of Quarterly Results and Potential Risks Inherent in the Business

The Company’s operations are subject to a number of risks, which are described in more detail in the Company’s prior SEC filings, including in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Risks which are peculiar to the Company on a quarterly basis, and which may vary from quarter to quarter, include but are not limited to the following:

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

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of March 31, 2010, the Company’s investments consisted of mutual funds and corporate fixed income bonds.  The Company does not expect any material loss with respect to its investment portfolio.  In addition, the Company does not believe that a 10% change in interest rates would have a significant effect on its interest income.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency.  For the three months ended March 31, 2010, approximately 49% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4T.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31,

2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect the Company’s business, financial condition or future results. The risks described in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

ASTEA INTERNATIONAL INC.

Date: May 12, 2010	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2010	/s/Rick Etskovitz
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