Form 10-Q
period 2010-09-30
ASTEA INTERNATIONAL INC
filed 2010-11-15
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          September 30, 2010
or

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
Yes           No   X

As of November 8, 2010, 3,555,049 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC.

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2010 (Unaudited)	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,963,000	$2,498,000
Investments available for sale	1,105,000	904,000
Receivables, net of reserves of $135,000 (unaudited) and $212,000	3,903,000	4,900,000
Prepaid expenses and other	619,000	439,000
Total current assets	7,590,000	8,741,000

Property and equipment, net	320,000	230,000
Intangibles, net	674,000	878,000
Capitalized software, net	2,153,000	2,743,000
Goodwill	1,538,000	1,538,000
Other long-term restricted cash	71,000	95,000
Other assets	109,000	45,000
	$12,455,000	$14,270,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,949,000	$2,784,000
Deferred revenues	5,618,000	4,846,000
Total current liabilities	8,567,000	7,630,000

Long-term liabilities:
Deferred tax liability	184,000	154,000

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; issued and outstanding 826,000	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,597,000 and 3,596,000; outstanding 3,555,000 and 3,554,000	36,000	36,000
Additional paid-in-capital	31,095,000	31,005,000
Accumulated deficit, including accumulated comprehensive loss of of $453,000 and $452,000	(27,227,000)	(24,355,000)
Less: treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	3,704,000	6,486,000
Total liabilities and stockholders’ equity	$12,455,000	$14,270,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Revenues:
Software license fees	$651,000	$414,000	$2,362,000	$1,024,000
Services and maintenance	4,337,000	4,377,000	11,912,000	13,482,000
Total revenues	4,988,000	4,791,000	14,274,000	14,506,000
Costs and expenses:
Cost of software license fees	465,000	543,000	1,571,000	1,422,000
Cost of services and maintenance	2,796,000	2,707,000	8,148,000	8,017,000
Product development	674,000	526,000	2,383,000	1,687,000
Sales and marketing	875,000	708,000	2,642,000	2,354,000
General and administrative	697,000	665,000	2,439,000	2,307,000
Total costs and expenses	5,507,000	5,149,000	17,183,000	15,787,000

(Loss) from operations	(519,000)	(358,000)	(2,909,000)	(1,281,000)
Interest income, net	18,000	6,000	63,000	24,000
(Loss) before income taxes	(501,000)	(352,000)	(2,846,000)	(1,257,000)
Income tax expense	10,000	1,000	25,000	82,000
Net (loss)	(511,000)	(353,000)	(2,871,000)	(1,339,000)
Preferred dividend	70,000	73,000	211,000	219,000
Net (loss) available to common stockholders	$(581,000)	$(426,000)	$(3,082,000)	$(1,558,000)

Net (loss)	$(511,000)	$(353,000)	$(2,871,000)	$(1,339,000)
Cumulative translation adjustment and unrealized (loss) gain on investment	(63,000)	54,000	(1,000)	168,000
Comprehensive (loss)	$(574,000)	$(299,000)	$(2,872,000)	$(1,171,000)

Basic and diluted (loss) per share	$(0.16)	$(0.12)	$(0.87)	$(0.44)

Weighted Average shares outstanding used in computing basic and diluted loss per common share	3,555,000	3,554,000	3,555,000	3,554,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net (loss)	$(2,871,000)	$(1,339,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,724,000	1,662,000
(Decrease) increase in allowance for doubtful accounts	(77,000)	89,000
Stock based compensation	222,000	167,000
Changes in operating assets and liabilities:
Receivables	1,236,000	(58,000)
Prepaid expenses and other	(189,000)	(144,000)
Accounts payable and accrued expenses	132,000	(37,000)
Deferred revenues	660,000	426,000
Deferred tax	30,000	28,000
Other assets	(62,000)	5,000
Net cash provided by operating activities	805,000	799,000
Cash flows from investing activities:
Sale of short term investments	764,000	300,000
Purchase of short term investments	(966,000)	-
Purchases of property and equipment	(215,000)	(58,000)
Capitalized software development costs	(805,000)	(1,248,000)
Decrease of restricted cash	23,000	44,000
Net cash used in investing activities	(1,199,000)	(962,000)

Cash flows from financing activities:
Exercise of stock options	3,000	-
Dividend payments on preferred stock	(135,000)	(135,000)
Net cash used in financing activities	(132,000)	(135,000)
Effect of exchange rate changes on cash	(9,000)	(72,000)
Net (decrease) in cash and cash equivalents	(535,000)	(370,000)
Cash and cash equivalents, beginning of period	2,498,000	3,144,000
Cash and cash equivalents, end of period	$1,963,000	$2,774,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Nine Months Ended September 30, 2010 (Unaudited)	For the Year Ended December 31, 2009
Convertible preferred stock
Balance, beginning and end of period	$8,000	$8,000

Common stock
Balance, beginning and end of period	36,000	36,000

Additional paid-in-capital
Balance, beginning of period	31,005,000	30,998,000
Exercise of stock options	3,000	-
Dividends paid	(135,000)	(180,000)
Stock based compensation	222,000	187,000
Balance, end of period	31,095,000	31,005,000

Accumulated deficit
Balance, beginning of period	(24,355,000)	(23,662,000)
Net (loss)	(2,871,000)	(899,000)
Other comprehensive loss:
Net unrealized gain (loss) on investments available for sale	14,000	(6,000)
Translation adjustments	(15,000)	212,000

Comprehensive (loss)	(2,872,000)	(693,000)

Balance, end of period	(27,227,000)	(24,355,000)

Treasury stock, at cost
Balance, beginning and end of period	(208,000)	(208,000)

Total stockholders’ equity	$3,704,000	$6,486,000

See accompanying notes to the consolidated financial statements.

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The consolidated financial statements at September 30, 2010 and for the nine month periods ended September 30, 2010 and 2009 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest annual report (Form 10-K) and our Form 10-Q’s for the quarters ended June 30, 2010, March 31, 2010, September 30, 2009, June 30, 2009 and March 31, 2009.  The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2010.

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

On September 30, 2010 and December 31, 2009, the fair value for all of the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale debt securities by major security type and class of security at September 30, 2010 and December 31, 2009 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Aggregate fair value
At September 30, 2010
Available-for-sale:
Mutual Funds	1,097,000	11,000	(3,000)	1,105,000

	$1,097,000	$11,000	$(3,000)	$1,105,000
At December 31, 2009
Available-for-sale:
Corporate Fixed Income Bonds	$402,000	$—	$(4,000)	$398,000
Mutual Funds	508,000	—	(2,000)	506,000

	$910,000	$—	$(6,000)	$904,000

The aggregate fair value of mutual funds as of September 30, 2010 was $1,105,000, which contained an unrealized loss of $3,000. These mutual funds contain investments that seek a high level of current income. The funds normally invest at least 80% of net assets, plus the amount of any borrowings for investment purposes, in floating or adjustable rate senior loans of any maturity or credit quality, including those rated below investment grade or determined by the fund's advisor to be of comparable quality. The unrealized loss on the mutual funds is due to the credit quality of the senior loans in the portfolio.  Based upon the Company’s ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010.

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the third quarter of 2010, there were no interest or penalties related to the settlement of any audits.

At September 30, 2010, the Company maintains a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of future taxable income.

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

7.  STOCK BASED COMPENSATION

The Company records stock based compensation using the modified prospective transition method.   Under this method, compensation costs recognized in the first nine months of 2010 include (a) compensation costs for all share-based payments granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date value estimated and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value.

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

As of September 30, 2010, the total unrecognized compensation cost related to non-vested options amounted to $289,000 which is expected to be recognized over the options’ average remaining vesting period of 2.33 years.  No income tax benefit was realized by the Company in the nine months ended September 30, 2010.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model.

There were 20,000 options granted during the first nine months of 2010.  During the same period in 2009, the Company granted no options.

Activity under the Company’s stock option plans is as follows:

	OPTIONS OUTSTANDING
	Shares	Wtd. Avg. Exercise Price Per Share
Balance, December 31, 2009	531,000	$5.20
Granted	20,000	3.32
Forfeited	(2,000)	6.96
Exercised	(1,000)	2.75
Expired	(20,000)	12.47
Balance, September 30, 2010	528,000	$4.86

The following table summarizes outstanding options under the Company’s stock options plans as of September 30, 2010:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	528,000	$4.86	6.41	-

Ending Vested and Expected to Vest	395,000	$5.17	6.93	-

Options Exercisable	308,000	$5.64	5.03	-

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

For the nine months ended September 30, 2010, the Company had a net (loss).  In 2010, there were 1,000 net additional dilutive shares assumed to be converted at an average exercise price of $2.90.  In addition, 100% of the outstanding convertible preferred stock of 826,000 shares were eligible to be converted into common stock. For purposes of this calculation, if converted, it would have been assumed that they were converted into common stock and the related dividends were not paid.   However, all options outstanding at September 30, 2010 and 2009 to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted (loss) per common share calculation, as the inclusion of these options would have been antidilutive.

In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had a net (loss) allocable to the common stockholders for the three and nine months ended September 30, 2010 and September 30, 2009. (Loss) per share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net (loss) available to common shareholders	$(581,000)	$(426,000)	$(3,082,000)	$(1,558,000)

Denominator:
Weighted average shares used to compute net (loss) available to common shareholders per common share-basic	3,555,000	3,554,000	3,555,000	3,554,000
Effect of dilutive stock options	-	-	-	-
Weighted average shares used to compute net (loss) available to shareholders per common share-dilutive	3,555,000	3,554,000	3,555,000	3,554,000
Basic net (loss) per share to common shareholder	$(0.16)	$(0.12)	$(0.87)	$(0.44)

Dilutive net (loss) per share to common shareholder	$(0.16)	$(0.12)	$(0.87)	$(0.44)

9.  MAJOR CUSTOMERS

For the three months ended September 30, 2010 there was one customer that accounted for 11% of total revenues. For the three months ended September 30, 2009, no customer accounted for more than 10% of total revenues. For the nine months ended September 30, 2010 and 2009, there were no customers that accounted for more than 10% of total revenues.  At September 30, 2010 there were three customers that accounted for 19%, 13%, and 10%, respectively, of total accounts receivable and at December 31, 2009, one customer accounted for 13% of total accounts receivable.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Software license fees
United States
Domestic	$252,000	$205,000	$614,000	$697,000
Total United States
software license fees	252,000	205,000	614,000	697,000

Europe	160,000	189,000	630,000	310,000
Asia Pacific	239,000	20,000	1,118,000	17,000
Total foreign software
license fees	399,000	209,000	1,748,000	327,000

Total software license fees	651,000	414,000	2,362,000	1,024,000

Service and maintenance
United States
Domestic	2,381,000	2,320,000	7,043,000	8,813,000
Export	-	297,000	-	483,000
Total United States
Service and maintenance revenue	2,381,000	2,617,000	7,043,000	9,296,000

Europe	621,000	575,000	1,955,000	1,698,000
Asia Pacific	1,335,000	1,185,000	2,914,000	2,488,000
Total foreign service and
maintenance revenue	1,956,000	1,760,000	4,869,000	4,186,000
Total service and maintenance
revenue	4,337,000	4,377,000	11,912,000	13,482,000

Total revenue	$4,988,000	$4,791,000	$14,274,000	$14,506,000

Net (loss) income
United States	$(419,000)	$(259,000)	$(1,951,000)	$(1,052,000)
Europe	(86,000)	(147,000)	(514,000)	(499,000)
Asia Pacific	(6,000)	53,000	(406,000)	212,000

Net (loss)	$(511,000)	$(353,000)	$(2,871,000)	$(1,339,000)

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the nine months ended September 30, 2010 and 2009, the Company recognized $14,274,000 and $14,506,000, respectively, of revenue related to software license fees and services and maintenance.

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

On September 30, 2010 and December 31, 2009, the fair value for all of the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

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

Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues (current and future revenues) or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of September 30, 2010, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

Our annual impairment test, which was completed during the fourth quarter of 2009, indicated that the fair value of our one reporting unit exceeded the carrying value and, therefore, the goodwill amount was not impaired for our one reporting unit. The Company determined there was no triggering event at December 31, 2009 and September 30, 2010 which could require an interim impairment analysis.

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

The purchase agreement provided for an earn-out provision through June 30, 2007 that paid the sellers a percentage of certain license revenues and certain professional services.  Due to the contingent nature of such payments, the value of the future payments was not included in the purchase price.  However, as such sales transactions occurred, the related earn-out amounts were added to the purchase price, specifically goodwill. The total addition to goodwill from the date the assets of FieldCentrix, Inc. were acquired through the end of the earn-out period June 30, 2007 was $285,000. At September 30, 2010 goodwill was $1,538,000.

Major Customers

For the three months ended September 30, 2010 there was one customer that accounted for 11% of total revenues. For the three months ended September 30, 2009, no customer accounted for more than 10% of total revenues. For the nine months ended September 30, 2010 and 2009, there were no customers that accounted for more than 10% of total revenues.  At September 30, 2010 there were three customers that accounted for 19%, 13%, and 10%, respectively, of total accounts receivable and at December 31, 2009, one customer accounted for 13% of total accounts receivable.

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

Currency Translation

The accounts of the international subsidiaries and branch operations translate the assets and liabilities of international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity. Transaction gains and losses are included in net (loss). General and administrative expenses include exchange gains (losses) of $28,000 and ($51,000) for the nine months ended September 30, 2010 and 2009, respectively.

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

For the nine months ended September 30, 2010, the Company had a net (loss).  In 2010, there were 1,000 net additional dilutive shares assumed to be converted at an average exercise price of $2.90.  In addition, 100% of the outstanding convertible preferred stock of 826,000 shares were eligible to be converted into common stock. For purposes of this calculation, if converted, it would have been assumed that they were converted into common stock and the related dividends were not paid.   However, all options outstanding at September 30, 2010 and 2009 to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted (loss) per common share calculation, as the inclusion of these options would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net (loss) available to common shareholders	$(581,000)	$(426,000)	$(3,082,000)	$(1,558,000)

Denominator:
Weighted average shares used to compute net (loss) available to common shareholders per common share-basic	3,555,000	3,554,000	3,555,000	3,554,000
Effect of dilutive stock options	-	-	-	-
Weighted average shares used to compute net (loss) available to shareholders per common share-dilutive	3,555,000	3,554,000	3,555,000	3,554,000
Basic net (loss) per share to common shareholder	$(0.16)	$(0.12)	$(0.87)	$(0.44)

Dilutive net (loss) per share to common shareholder	$(0.16)	$(0.12)	$(0.87)	$(0.44)

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

Under the Company’s stock option plans, options awards generally vest over a four year period of continuous service and have a 10 year contractual term.   The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of the grant using the Black-Scholes Merton option pricing formula.  There were 20,000 and 0 options granted during the nine months ended September 30, 2010 and 2009, respectively.

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

Results of Operations

Comparison of Three Months Ended September 30, 2010 and 2009

Revenues

Revenues increased $197,000 or 4%, to $4,988,000 for the three months ended September 30, 2010 from $4,791,000 for the three months ended September 30, 2009.  Software license fee revenues increased $237,000, or 57%, from the same period last year.  Services and maintenance fees for the three months ended September 30, 2010 amounted to $4,337,000, a 1% decrease from the same quarter in 2009.

The Company’s international operations contributed $2,355,000 of revenues in the third quarter of 2010, which is a 20% increase compared to revenues generated during the second quarter of 2009.  The Company’s revenues from international operations amounted to 47% of the total revenue for the third quarter in 2010, compared to 41% of total revenues for the same quarter in 2009.  The increase is primarily due to revenues generated by our new subsidiary in Japan, which started operations in the first quarter of 2009 and an increase in Asia Pacific license and professional services revenue.

Software license fee revenues increased 57% to $651,000 in the third quarter of 2010 from $414,000 in the third quarter of 2009.  Astea Alliance license revenues increased $464,000 or 459%, to $565,000 in the third quarter of 2010 from $101,000 in the third quarter of 2009. The increase results from Astea license sales in all regions of the Company to both new and existing customers. Included in the increase is the partial recognition of license revenue from a sale that occurred in the first quarter of this year, but due to the nature of the transaction, had to be deferred. The remainder of the license revenue from this transaction is expected to be recognized in the last quarter of 2010. The Company sold $86,000 of software licenses from its FieldCentrix subsidiary compared to $313,000 in the third quarter of 2009.  The decrease was the result of having only one new customer in the third quarter of 2010 compared to a greater distribution of sales to new and existing customers in the same period in 2009.

Services and maintenance revenues decreased to $4,337,000 from $4,377,000 in the third quarter of 2010, a decrease of 1%.  Astea Alliance service and maintenance revenues increased by $195,000 or 6% compared to the third quarter of 2009. The increase resulted primarily from a contract that was signed in the first quarter of 2010 for which the related professional service revenue had to be deferred until certain events occurred. These events occurred this quarter and the Company was able to recognize a portion of the deferred revenue as service and maintenance revenue.  The remainder of the deferred service revenue from this particular transaction is expected to be recognized in the fourth quarter of this year.  Service and maintenance revenues generated by FieldCentrix, decreased by $223,000 or 17% from $1,276,000 to $1,053,000 in 2010 due to reduced demand from customers.  In addition, DISPATCH-1 service and maintenance revenues decreased $12,000 to $64,000 from $76,000 in the prior year quarter.  The decline in service and maintenance revenue for DISPATCH-1 is expected as the Company discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees decreased 14% to $465,000 in the third quarter of 2010 from $543,000 in the third quarter of 2009.  Included in the cost of software license fees are the fixed costs of capitalized software amortization and amortization of software acquired from FieldCentrix and any third party software embedded in the Company’s software licenses sold to customers.  The principal cause of the decrease in cost of revenues is lower amortization of capitalized software development cost as certain versions were fully amortized as of the second quarter of 2010.

Amortization of capitalized software development costs was $443,000 for the quarter ended September 30, 2010 compared to $464,000 for the same quarter in 2009.  The software license gross margin percentage was 29% in the third quarter of 2010 compared to (31%) in the third quarter of 2009.  The improvement in license gross margin resulted primarily from the increase in license revenues and decreased amortization expense.

Cost of services and maintenance increased 3% to $2,796,000 in the third quarter of 2010 from $2,707,000 in the second quarter of 2009. The increase in cost of service and maintenance is due to an increase in headcount and restoration of salaries in 2010 compared to the same quarter in 2009.  The services and maintenance gross margin percentage was 36% in the third quarter of 2010 compared to 38% in the third quarter of 2009.  The decrease in services and maintenance gross margin was primarily due to changes in the geographic mix of customers to other regions of the world in which market conditions call for lower fees as well as some fixed price contracts that requires more time to complete than originally expected.

 Product Development

Product development expense increased 28% to $674,000 in the third quarter of 2010 from $526,000 in the third quarter of 2009. The increase resulted from salaries being restored in the beginning of 2010 and a reduction in capitalized product development costs in the third quarter of 2010 compared to the same period in 2009. The Company released version 10 of its Astea Alliance product in January 2010, at which time capitalization of development costs ceased.  Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Development costs of $331,000 were capitalized in the third quarter of 2010 compared to $480,000 during the same period in 2009.  Gross product development expense was $1,005,000 in the quarter ended September 30, 2010 which is comparable to the same quarter in 2009.  Product development expense as a percentage of revenues increased to 14% in the third quarter of 2010 compared with 11% in the third quarter of 2009.  The increase in costs relative to revenues is due to the increase in product development expense, partially offset by a slight increase in revenue.

Sales and Marketing

Sales and marketing expense increased 24% to $875,000 in the third quarter of 2010 from $708,000 in the third quarter of 2009. The increase in sales and marketing is primarily attributable to additional cost related to marketing efforts, additional headcount, and restoration of salaries.  As a percentage of revenues, sales and marketing expense was 18% in the third quarter of 2010 compared to 15% the same quarter of 2009.

General and Administrative

General and administrative expenses increased 5% to $697,000 during the third quarter of 2010 from $665,000 in the third quarter of 2009.  The increase in general and administrative expenses is due to outside consultant fees and restoration of salaries, partially offset by an increase in currency translation gains.  As a percentage of revenue, general and administrative expense was 14% in the third quarter of 2010 and 2009.

Interest Income, Net

Net interest income increased $12,000 to $18,000 in the third quarter of 2010 from the third quarter of 2009.  The increase resulted primarily from interest payments on fixed income bonds and reinvested dividends.

Income Tax Expense

The Company recorded a provision for income tax of $10,000 for the three months ended September 30, 2010 compared to $1,000 for the same period in 2009.  The increase resulted from reduction in the foreign tax liability from the Pacific region in the third quarter to 2009 that we did not receive in the third quarter of 2010.

International Operations

Total revenue from the Company’s international operations increased by 20% during the third quarter of 2010 to $2,355,000 compared to $1,969,000 for the third quarter of 2009.  The increase in revenue from international operations was primarily attributable to revenue generated by the Asia Pacific region. This includes our Japan office, which opened in early 2009, as well as our Australian office.   Included in the revenue increase is revenue recognized on a sale that occurred in the first quarter of 2010, but due to revenue recognition criteria, had to be deferred at that time. A portion of that revenue was recognized this quarter and the remainder is expected to be recognized in the last quarter of 2010.  International operations generated a net loss of $92,000 for the third quarter ended September 30, 2010 compared to a net loss of $94,000 in the same period in 2009.

Net (Loss)

Net loss for the three months ended September 30, 2010 was $511,000 compared to net loss of $353,000 for the three months ended September 30, 2009.  The increase in the net loss compared to the same quarter last year was due to an increase in operating expenses of $358,000, primarily due to an increase in headcount and restoration of salaries in 2010 offset by a decrease in cost of license revenue. In addition there was an increase of $197,000 in revenue and an increase of $12,000 in interest income, which was partially offset by an increase in the tax provision of $9,000.

Comparison of Nine Months Ended September 30, 2010 and 2009

Revenues

Revenues decreased $232,000, or 2%, to $14,274,000 for the nine months ended September 30, 2010 from $14,506,000 for the nine months ended September 30, 2009.  Software license revenues increased 131% from the same period last year.  Service and maintenance fees for the nine months ended September 30, 2010 amounted to $11,912,000, a 12% decrease from the same period in 2009.

The Company’s international operations contributed $6,617,000 of revenues in the first nine months of 2010 compared to $4,513,000 in the first nine months of 2009.  This represents a 47% increase from the same period last year and 46% of total Company revenues in the first nine months of 2010.   The increase in international revenues compared to the same period in 2009 is primarily due to increased revenues generated by our new subsidiary in Japan, which started operations in the first quarter of 2009 as well as an increase in European revenues.

Software license fee revenues increased 131% to $2,362,000 in the first nine months of 2010 from $1,024,000 in the first nine months of 2009.  Astea Alliance license revenues increased $1,818,000 to $2,205,000 or 470% in the first nine months of 2010 from $387,000 in the first nine months of 2009. The increase resulted from Astea license sales in the US, Europe, and Asia Pacific to new and existing customers. Partially offsetting the Alliance license increase, license revenue from FieldCentrix decreased by $480,000 or 75% to $157,000. The decrease is attributable to reduced demand for the FX product during this period compared to the first nine months of 2009.

Services and maintenance revenues decreased 12% to $11,912,000 in the first nine months of 2010 from $13,482,000 in the first nine months of 2009. Astea Alliance service and maintenance revenue were $8,661,000, a decrease of 9%, or $868,000 over the nine months ended September 30, 2009. The decrease resulted from a reduced demand from customers and lower professional service rates resulting from a change in the mix of professional service projects to reflect an increase in Japanese projects, which generally have lower professional service fees and an increase in fixed price contracts. In addition, a contract signed in the first quarter of 2010 had significant professional services provided. However, due to terms contained in the agreement a portion of the revenue has been deferred and could not be recognized until the occurrence of certain events, some of which occurred in the third quarter of 2010, but the majority of the revenues are expected to be recognized in the last quarter of this year. Partially offsetting the reduction in service and maintenance revenue was an increase in new projects in Japan and Europe.  There was a decrease of 17% or $635,000 of service and maintenance revenues from FieldCentrix in the first nine months of 2010 compared to $3,696,000 for the first nine months of 2009. The decrease is due to a reduction in implementation projects and hosting services compared to the same period in 2009.   DISPATCH-1 service and maintenance revenues decreased by $66,000 to $191,000 from $257,000 in the prior year.  The decline in service and maintenance revenue for DISPATCH-1 was expected as the Company discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees increased 10% to $1,571,000 in the first nine months of 2010 from $1,422,000 in the first nine months of 2009. Included in the cost of software license fees is the fixed cost of capitalized software amortization.  The principal cause of the increase results from an increase in the amortization of capitalized software related to version 10 which began to be amortized after it was released in the first quarter of 2010.  The software licenses gross margin percentage was 33% in the first nine months of 2010 compared to (39%) in the first nine months of 2009. The improvement in license gross margin resulted primarily from the increase in license revenues partially offset by increased amortization expense.

Cost of services and maintenance increased 2% to $8,148,000 in the first nine months of 2010 from $8,017,000 in the first nine months of 2009.  The increase in cost of service and maintenance is attributed primarily to an increase in headcount from last year to this year and salary restorations in the beginning of 2010 offset by a decrease in outside consultants used in the US and European locations.  The services and maintenance gross margin percentage declined to 32% in the first nine months of 2010 compared to 41% in the first six months of 2009.

 Product Development

Product development expense increased 41% to $2,383,000 in the first nine months of 2010 from $1,687,000 in the first nine months of 2009. The increase resulted from salaries being restored in the beginning of 2010 and a reduction in capitalized product development costs in the first nine months of 2010 compared to the same period in 2009. The Company released version 10 of its Astea Alliance product in January 2010, at which time capitalization of development costs ceased.  Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Software development costs of $805,000 were capitalized in the first nine months of 2010 compared to $1,248,000 during the same period in 2009.  Gross development expense was $3,188,000 during the first nine months of 2010, 9% greater than $2,935,000 for the same period in 2009.  Product development as a percentage of revenues was 17% in the first nine months of 2010 compared with 12% in the first nine months of 2009.  The increase in costs relative to revenues is due to the increase in product development expense as well as slight decrease in revenue.

Sales and Marketing

Sales and marketing expense increased 12% to $2,642,000 in the first nine months of 2010 from $2,354,000 in the first nine months of 2009. The increase in sales and marketing expense is attributable to an increase in costs associated with attending trade shows in 2010, increase in salaries due to restoration of salaries in beginning of 2010, increases in headcount and an increase in commissions from higher licenses sales, partially offset by a decrease in outside consultants.  As a percentage of revenues, sales and marketing expenses increased to 19% from 16% in the first nine months of 2009.

 General and Administrative

General and administrative expenses increased 6% to $2,439,000 in the first nine months of 2010 from $2,307,000 in the first nine months of 2009.   The increase in general and administrative expenses is attributable principally to the restoration of salaries in the beginning of 2010, increased operating expenses in our Japanese subsidiary and management bonuses accrued in the first quarter of 2010 offset by a decrease in legal fees and an increase in currency translation gains.  As a percentage of revenues, general and administrative expenses increased to 17% from 16% in the first nine months of 2009.

Interest Income, Net

Net interest income increased $39,000 to $63,000 from $24,000 in the first nine months of 2009.  The increase resulted primarily from interest payments on fixed income bonds and dividends.

Net (Loss)

Net loss for the nine months ended September 30, 2010 was $2,871,000 compared to a net loss of $1,339,000 for the nine months ended September 30, 2009.  The increase in the net loss of $1,532,000 is a direct result of an increase in operating costs of 9% and a decrease in revenues of 2%.

Liquidity and Capital Resources

    Operating Activities

Net cash generated by operating activities increased by $6,000 to $805,000 for the nine months ended September 30, 2010 compared to $799,000 generated for the nine months ended September 30, 2009. The change was attributable to an increase in accounts receivable collections of $1,294,000, an increase in accounts payable and accrued expenses of $169,000, an increase of deferred revenue of $234,000 and an increase in deferred tax expense of $2,000 offset by an increase in net loss of $1,532,000, a decrease to noncash expenses of $49,000, a decrease in other assets of $67,000 and a decrease in prepaid expenses of $45,000.

    Investing Activities

The Company used $1,199,000 for investing activities in the first nine months of 2010 compared to $962,000 used in the first nine months of 2009.  The increase in cash used for investing activities is attributable to the purchase of an additional $966,000 of short term investments compared to last year, an increase of $157,000 in the purchases of property and equipment, less sales of short term investments of $464,000 compared to the first nine months of 2009 and the release of $21,000 from restricted cash offset by a decrease in capitalized software development costs of $443,000.

    Financing Activities

The Company used $132,000 for financing activities in the first nine months of 2010 compared to using $135,000 in the same period of 2009.  In the first nine months of 2010 and 2009, the only financing expenditures were payments of $135,000 of preferred stock dividends. The reduction in 2010 occurred from the exercise of stock options which provided $3,000.

When comparing the U.S. dollar to other currencies in which the Company operates, primarily the Australian dollar, British pound, Japanese yen and Israel shekel, the effect of exchange rates on cash provided an outflow of $9,000 in 2010 compared to an outflow of $72,000 in 2009.

On May 23, 2006 the Company entered into a secured revolving line of credit (Line) agreement with a bank.  That agreement was amended in June of 2008 with an expiration date of June 30, 2009. The line of credit was modified on July 31, 2009 to a guidance line of credit where all draws will be at the bank’s discretion and had an original term of one year that has been extended to December 31, 2010. The guidance line of credit has no fees associated with it. The guidance line of credit interest rate is the prime rate, with a floor of 5%. There were no amounts outstanding as of September 30, 2010 and 2009.

At September 30, 2010, the Company had a working capital ratio of 0.9:1, with cash and investments available for sale of $3,068,000.  The Company believes that it has adequate cash resources to make the investments necessary to maintain or improve its current position and to sustain its continuing operations for the next twelve months.  The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate; other than the mandatory dividends on preferred stock.  The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of September 30, 2010, the Company’s investments consisted only of mutual funds.  The Company does not expect any material loss with respect to its investment portfolio.  In addition, the Company does not believe that a 10% change in interest rates would have a significant effect on its interest income.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency.  For the nine months ended September 30, 2010, approximately 46% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4.          CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASTEA INTERNATIONAL INC.

Date: November 15, 2010	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2010	/s/Rick Etskovitz
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