Form 10-K
period 2010-12-31
ASTEA INTERNATIONAL INC
filed 2011-03-24
CIK 945989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-K
(Mark One)
☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2010

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 0-26330

___________________________

ASTEA INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	23-2119058
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

240 Gibraltar Road, Horsham, Pennsylvania	19044
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 682-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:
Common Stock, $0.01 Par Value Per Share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act:  NONE

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐    No ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐    No ☑

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 if the Exchange Act.)Yes ☐    No ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2010 (based on the closing price of $2.52 as reported by the Capital Market of The NASDAQ Stock Market LLC as of such date) was $5,676,688.  For purposes of determining this amount only, the registrant has defined affiliates of the registrant to include the executive officers and directors of registrant and holders of more than 10% of the registrant’s common stock on June 30, 2010.

As of March 18, 2011, 3,555,049 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Forward-Looking Statements

 This Annual Report on Form 10-K may contain, in addition to historical information, forward-looking statements.  These forward-looking statements are based on the Company’s current assumptions, expectations and projections about future events.  Words like “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements are estimates reflecting the best judgment of the Company’s management and involve a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed or implied by the forward-looking statements.  Among the factors that could cause actual results to differ from those expressed or implied by a forward-looking statement are those described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	each of the factors discussed in Item 1A of this Annual Report on Form 10-K, Risk Factors, as well as risk discussed elsewhere in this report;
•	our ability to recruit and retain key technical and management personnel;
•	changes in existing laws;
•	our ability to expand our customer base;
•	infringement on the proprietary rights of our property and the rights of others;
•	competitive pricing pressures in the Service Management industry and our responses to those pressures;
•	our ability to develop new products on a timely basis that keep pace with new technological developments;
•	our increased dependence on technology from third parties; and
•	our ability to expand our products into international markets.

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

Item 1.  Business.

General

Astea International Inc. and subsidiaries (collectively “we,” “us,” “Astea” or the “Company”) develop, market and support service management software solutions, which are licensed to companies that sell and service equipment, and/or sell and deliver professional services. Companies invest in Astea’s software and services to automate enterprise business processes for purposes of revenue enhancement, cost containment, operational efficiency improvement, and expansion of our customers’ awareness of operational performance through analytical reporting.  Customers’ return on investment from implementing Astea’s solutions is achieved through more efficient management of information, people and cash flows, which we believe increases competitive advantages and customer satisfaction as well as top-line revenue and profitability.

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

Founded in 1979, Astea is known throughout the industry, largely from its proven success as a provider of software solutions for field service management and depot repair. Astea has since expanded its product portfolio to also include integrated management applications for sales and marketing, multi-channel customer contact centers, and professional services automation.

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

Astea’s software has been licensed to approximately 635 companies worldwide. Customers range from mid-size organizations to large, multinational corporations with geographically dispersed locations around the globe. The Company markets and supports its products through a worldwide network of direct and indirect sales and services offices with corporate headquarters in the United States and regional headquarters in the United Kingdom, Australia and Japan.  Sales partners include distributors (value-added resellers, system integrators and sales agents) and OEM partners.  See Note 14 to the Consolidated Financial Statements Geographic Segment Data for revenues, income (loss) from operations and long lived assets related to each of the Company’s geographic operating regions for the past two years.

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

Industry Overview – Service Management

Service management is generally defined as a technician performing repair, installation, or regularly scheduled/preventive maintenance work at a customer site. It involves the management of incoming service requests, dispatching of service technicians, managing parts, managing contracts, prioritizing service based on service level agreements and severity of problems, and the repair, refurbishment and retirement process for a piece of equipment. Field service organizations vary greatly in size, industries and supported technologies.  Although every industry relies on field service to some degree, for certain industries field service is critical.  Equipment, ranging from computers and peripherals to building systems, office equipment and medical equipment depends on field service.  Sometimes, this equipment is the lifeblood of a company, and any downtime or service interruptions can significantly impair operations or even endanger human life and safety.

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

In 2010, the latest software version, Astea Alliance 10.0 was released. This release was by far Astea’s most comprehensive release to date. Astea Alliance 10.0 focuses on enabling and easily facilitating service organizations to confidently and effectively create, support, and manage a truly virtual service delivery network for both financial and operational efficiencies. With workforce collaboration, analytics, third party and vendor management, Information Technology Infrastructure Library (ITIL)support and much more, organizations can feel confident that they are implementing best practices and delivering a consistent level of service around the globe, greatly improving customer satisfaction. Some of the benefits that organizations can experience from leveraging the latest functionality in Astea Alliance 10.0 are as follows:

Improved Productivity & Collaboration -- Leveraging Web 2.0 functionality, Astea Alliance helps companies connect and work collaboratively with partners, vendors, suppliers, customers and employees. With the new enterprise collaboration tools, vendor and third party management, dashboards, and embedded analytics, this release promotes the exchange of ideas and information throughout the service lifecycle ecosystem.

Ease of Use and Personalized User Experience – Redesigned and fresh user interface provides for sleek, simplistic and personalized navigation. Combining the user experience of the internet and office tools, this new user interface becomes the end user’s personal landing page. This rich and innovative user interface leverages Microsoft®’s Windows Presentation Foundation (WPF). The interface supports tab management functionality, smart menus and a home page that can be personalized to meet an individual’s unique needs to view the most relevant and up to date information in a single location.

Easily Manage and Support a Company’s Entire Service Ecosystem - This new release also introduces the new Astea Alliance Third Party and Vendor Management module. This secure facility provides the ability for third party vendors and subcontractors to access the system and enables them to participate in the process of service delivery. By having the ability to manage and view both internal and external service technicians, with a single platform and dispatch console, companies can easily choose the best technician for the job while ensuring a consistent level of service. This new portal seamlessly connects the service provider with partners and third party technicians eliminating duplicate data entry, easily communicating work order information and status updates, parts ordering and tracking, as well as accelerating invoice and payment once work is completed.

Lower Total Cost of Ownership – Astea Alliance 10.0 introduces a new and flexible development environment, leveraging Microsoft® Visual Studio 2008. This new development environment makes it easy to build customizations and carry those customizations when upgrading to future releases of Astea Alliance. Astea has developed extensions, often referred to as “plug-ins”, to the Visual Studio 2008 environment that speed development. Organizations can use Alliance Studio’s powerful tools to define and update business rules, screens, menus, defaults, alerts and more. Add new functionality with user-defined fields or build entirely new screens.

Enable and Support Continuous Process Improvement – Astea Alliance introduces support for the ITIL (Information Technology Infrastructure Library) framework. ITIL provides a framework of best practice approaches which are intended to facilitate the delivery of high quality IT services. The enhancements in Astea Alliance 10.0 focus on what are seen as the core processes of ITIL: Incident Management, Problem Management, Change Management, and Service Level Management, which form the basis of the day-to-day operations of a Call Center. With ITIL best practices built into the Astea Alliance application, organizations can further improve response time, minimize disruption, and ensure that standardized methods and procedures are used in order to minimize impact and to improve day-to-day operations.

ServiceAlliance and SalesAlliance, the earliest versions of Astea Alliance solutions, were the Company’s initial technology offerings following a long and highly successful history with its DISPATCH-1 legacy system solutions.  Astea Alliance solutions have been licensed to over 275 customers worldwide. Market acceptance of Astea Alliance by global and regional companies has continually increased since 2002 and the Company has aggressively pursued opportunities for larger system implementations with mid-size to large enterprises on a worldwide basis.

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
Vendor & Third Party Management

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

Alliance Field Service

The Alliance Field Service core application delivers a set of automated capabilities intended to streamline and improve management of field service activities.  By automating workflow, field service representatives should be able to efficiently complete and document assignments, manage vehicle assets, capture expenses and generate revenue through add-on sales during a customer contact. Applications alert dispatchers to contractual minimum response times and expedite coordination of field force skills matching, scheduling, dispatch and repair parts logistics.  The use of the Dynamic Scheduling Engine should automate much of this process. The Remote Technician portal allows site-based field engineers and other off-site agents secure access to the core system.  Mobile tools deliver functionality on notebook and Personal Digital Assistant (PDA) platforms that enable field forces to work electronically for receiving, documenting and reporting assignments, with the expected goal of eliminating manual procedures, service delays and paper reporting. The software supports all field service categories including equipment installations, break/fix, planned maintenance and meter reading. Applications can also be integrated with equipment diagnostic systems for fully automated solutions that initiate and prioritize service requests and dispatch assignments to field employees’ PDAs without human intervention.

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

Alliance Customer Portal

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

Alliance Remote Technician Portal

The Remote Technician Portal provides secure connectivity to the enterprise system from customer sites, technician’s homes or other non-corporate locations.  The available functionality covers the needs of a mobile service resource in the areas of work and inventory management.

Alliance Vendor & Third Party Management Portal

The Vendor & Third Party Management portal enables companies to manage their external vendors and third party service providers with a robust, secure and unified platform. This portal can now serve as their single point of information for all full-time and out-sourced stakeholders. As a result, they will have the necessary level of upstream and downstream visibility and accountability that is a critical stepping stone to better service network automation and optimizations. Whether that third party is an external service agent or a vendor that supplies parts, they will now be able to track and manage all of the parties that participate in your service supply chain. Their vendors and external service agents (SAs) will have access to a secure portal that allows them to enter, update and view pertinent information as it relates to a service order and logistics and reverse logistics functions. At the click of a mouse service organizations will be able to interconnect their entire service lifecycle ecosystem to eliminate redundant processes and drive ongoing efficiencies. Additionally, you will benefit by increased visibility, collaboration and communication.

Astea Alliance Reporting and Business Intelligence (BI)

For proactive service management, Alliance BI provides highly visual, real-time analysis of business performance, focusing on Key Performance Indicators - a tool that facilitates businesses’ understanding of customer behavior. Alliance BI enables the viewing of information for the entire enterprise, increasing revenues and identifying new business opportunities.  Alliance BI has been designed to ensure that users of all kinds have immediate access to crucial information whenever it's needed. In the boardroom, at agent level, or even for customers, this tool effortlessly allows the viewing of performance data such as performance against service level agreements, contract profitability, product failure rate, repair turnaround times, customer satisfaction and engineer efficiency. Reports allow businesses to see how many orders have met their contractual service ETA and how many failed, which helps organizations better understand customer satisfaction.  Workloads show the available working hours at a specific location in contrast to the demand for workforce planning and optimization.

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

Alliance Knowledge Base

Alliance Knowledge Base provides powerful and scalable enterprise search functionality for corporate content, across a network or on a portal, intranet or Internet site. Delivering single-point access to enterprise-wide data collections; full-text searches can be conducted quickly and easily across disparate data sources, from a single PC to corporate networks, intranets, extranets, websites and portals, improving knowledge retention and sharing across the organization. Alliance Search offers advanced functionality for entering queries and results navigation to help users quickly find the information they need. Alliance Search can provide user-friendly access to a vast range of information, including product manuals, technical support documentation, maintenance histories, repair notes, announcements, and much more. With search functionality, Alliance Search becomes much more than simply an operations tool; it provides organizations the capability to share all sorts of information, improve problem resolution times, and improve the quality of decision-making across an organization.

FieldCentrix Enterprise Suite

The FieldCentrix Enterprise is a service management solution that runs on a wide range of mobile devices (handheld computers, laptops and PCs, and Pocket PC devices), and integrates seamlessly with popular CRM and ERP applications.  Add-on features include a web-based customer self-service portal, workforce optimization capabilities, and equipment-centric functionality.   FieldCentrix has licensed applications to companies in a wide range of sectors including HVAC, building and real estate services, manufacturing and process instruments and controls, and medical equipment.

The current FieldCentrix Enterprise offering consists of:

•	FX Service Center
•	FX Mobile
•	FX e-Service
•	FX Fleet Manager
•	FX Interchange
•	FX Interchange for JD Edwards
•	FX Mobility Express

FX Service Center

FX Service Center is an Internet-based service management and dispatch solution that gives organizations command over their field service operation in order to more effectively manage call taking, entitlement verification, field personnel scheduling and dispatching, customer service, work orders, timesheets, service agreements, inventory and equipment tracking, pre-invoicing, and reporting. The software is intuitive, giving organizations graphical picture views of the scheduling board, work order lists, field service worker and site locations, and more.   Real-time drag-and-drop scheduling and re-scheduling take just a few mouse clicks, and pre-scheduling preventive maintenance calls are simple as well.  FX Service Center makes completed work order and timesheet information instantly available for export to an organization’s accounting, ERP, or CRM system. They can integrate FX Service Center with an organization’s accounting, ERP or CRM system for seamless information flow.  By adding FX Resource Utilization as part of the Service Center module, organizations have a new tool that is designed to increase the productivity and efficiency of their work force and service operations through load balancing and optimized resource planning.  FX Resource Utilization is a strategic workforce modeling tool expected to accurately plan, track, and analyze service resources in real-time.  It provides an automated way to size, manage, and report on resource capacity and utilization across the enterprise to provide suggestions to deploy resources, cost-effectively balance workloads and service engineers, and still make sure all service level commitments are met and contracts remain profitable.

FX Mobile

FX Mobile is a workflow software product that uses wireless communications technology with handheld computers, laptops, and PDA’s to automate field service processes and should help field service personnel do their jobs better and faster.  With FieldCentrix’s smart mobile client technology, field service workers should be able to complete their work, uninterrupted, regardless of wireless coverage.  Along with FX Service Center, FX Mobile eliminates the manual inefficiencies and paperwork that can overwhelm service technicians and an organization’s business.  With FX Mobile, service technicians receive work orders electronically on their mobile devices.  It then guides them, screen by screen, through the job – prompting them to perform standard tasks, take notes, and even record future recommended repairs or activities.  With FX Mobile, field service personnel can now spend their time in the field, better serving customers, generating new business, and increasing organizations’ bottom lines.  FX Mobile is an international offering that supports various languages, as well as currencies, measurement systems and time zones.

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

FX Mobility Express

For customers who want to mobilize their workforce without deploying a full field service automation solution, FieldCentrix offers a special mobilized application development toolkit called FX Mobility Express™. The FX Mobility Express toolkit is bundled with FieldCentrix’s popular mobile middleware and allows organizations to quickly and easily build custom mobile applications that fully leverage FieldCentrix’s robust and scalable mobile infrastructure and user-friendly interface.  Mobilizing applications with FX Mobility Express should provide organizations with a cost-effective way to create a solution that fits their unique business requirements on a platform built from years of mobile and wireless technology experience and used by thousands of users worldwide.

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

Technical Services:

Astea’s technical services teams provide services related to installation, data verification, functional design, technical design, system infrastructure setup or changes, customizations, Quality Assurance (QA) activities, testing and Go Live support.  Initially, software and database installation resources are available to prepare the environment for the prototyping phase.

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

Customer Support

Astea’s customer support organization provides customers with telephone and online technical support, as well as product enhancements, updates and new software releases.  The Company can provide 24X7 “follow-the-sun” support through its global support network.  Local representatives support all regions of Astea’s worldwide operations. Astea personnel or a distributor’s personnel familiar with local business customs and practices provide support in real-time and usually spoken in native languages. Typically, customer support fees are established as a fixed percentage of license fees and are invoiced to customers on an annual basis. Astea’s customer support representatives are located in the United States, Europe, Israel, Japan and Australia.  In addition, Astea provides customer support 24X7 with its self-service portal.  The maintenance offering provides customers with support and help desk services, as well as software service packs and release upgrades for the modules they have purchased.

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

Customers

The Company estimates that it has sold licenses to approximately 635 customers ranging from small, rapidly growing companies to large, multinational corporations with geographically dispersed operations and remote offices. The broad applicability of the Company’s products is demonstrated by the wide range of companies across many markets and industries that use one or more of Astea’s products, including customers in information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management, telecommunications, HVAC, and other industries with equipment sales and service requirements. In 2010 and 2009, no customers accounted for more than 10% of total revenues.

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

Astea’s international sales accounted for 52% of the Company’s revenues in 2010 and 31% of the Company’s revenues in 2009.  See Risk Factors —“Risks Associated with International Sales.”

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

The Company’s total expense for product development for the years ended December 31, 2010 and 2009 was $3,041,000 and $2,283,000, respectively. These expenses amounted to 14% and 11% of total revenues for 2010 and 2009, respectively.  The Company’s capitalized software development costs were $1,188,000 and $1,761,000 in 2010 and 2009, respectively.  Capitalized software development costs decreased $573,000 in 2010 compared to 2009 principally due to the release of Astea Alliance version 10.0 in early 2010 and a focus on improving quality with the software in 2010, which did not result in capitalized development costs.  Once version 10.0 was released, all costs related to improving the product were no longer capitalized and instead charged directly to product development expenses.  The Company anticipates that it will continue to allocate substantial resources to its development effort for the upgrade of its suite of products.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Risk Factors — “Need for Development of New Products.”

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

Competitors vary in size, scope and breadth of the products and services offered.  The Company encounters competition generally from a number of sources, including other software companies, third-party professional services organizations that develop custom software, and information systems departments of potential customers developing proprietary, custom software.  In the service management marketplace, the Company competes against publicly held companies and numerous smaller, privately held companies.  Some of the Company’s competitors include SAP AG (“SAP”), Oracle Corporation (“Oracle”), Amdocs Limited (“Amdocs”), Viryanet Ltd. (“Viryanet”) and a number of smaller privately held companies.  See Risk Factors — “Competition in the Customer Relationship Management Software Market is Intense.”

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

Employees

As of December 31, 2010, the Company, including its subsidiaries, had a total of 175 full-time employees worldwide, 86 in the United States, 13 in the United Kingdom, 4 in the Netherlands, 48 in Israel, 11 in Australia and 13 in Japan.  In addition, we have 4 part-time employees, 2 in the United States, 1 in the United Kingdom and 1 in the Netherlands.  The Company’s future performance depends, in significant part, upon the continued service of its key technical and management personnel and its continuing ability to attract and retain highly qualified and motivated personnel in all areas of its operations.  See Risk Factors — “Dependence on Key Personnel; Competition for Employees.” None of the Company’s employees is represented by a labor union.  The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Corporate History

The Company was incorporated in Pennsylvania in 1979 under the name Applied System Technologies, Inc.  In 1992, the Company changed its name to Astea International Inc.  Until 1986, the Company operated principally as a software-consulting firm, providing professional software consulting services on a fee for service and on a project basis.  In 1986, the Company introduced its DISPATCH-1 product.  In November 1991, the Company’s sole stockholder acquired the outstanding stock of The DATA Group Corporation (“Data Group”), a provider of field service software and related professional services for the mainframe-computing environment.  Data Group was merged into the Company in January 1994.  In February 1995, the Company and its sole stockholder acquired the outstanding stock of Astea Service & Distribution Systems BV (“Astea BV”), the Company’s distributor of DISPATCH-1 and related services in Europe.  In May 1995, the Company reincorporated in Delaware.  In July 1995, the Company completed its initial public offering of Common Stock.  In February 1996, the Company merged with Bendata, Inc.  In June 1996, the Company acquired Abalon AB.  In September 1998 (effective July 1, 1998), the Company sold Bendata, Inc.  In December 1998, the Company sold Abalon AB. In December 1997, the Company introduced ServiceAlliance and in October 1999, SalesAlliance.  Both products were subsequently re-engineered into components of the AllianceEnterprise suite which was introduced in 2001. Through 2001 and into 2002, the Company rebuilt its product functionality for Web-based applications and in August 2003 introduced Astea Alliance version 6.  The Company released a new system architecture based on Microsoft.NET during the third quarter of 2004.  On September 21, 2005, the Company acquired substantially all the assets and certain liabilities of FieldCentrix, Inc.   In the first quarter of 2010, the Company delivered Astea Alliance version 10.0, its most recent version of its software.

Item 1A.  Risk Factors

The following discussion of the Company’s risk factors should be read in conjunction with the financial statements and related notes thereto set forth elsewhere in this report.  The following factors, among others, could cause actual results to differ materially from those set forth in forward looking statements contained or incorporated by reference in this report and presented by management from time to time.  Such factors, among others, may have a material adverse effect upon the Company’s business, results of operations and financial condition:

History of Net Losses

The Company has a history of net losses.  In 2010, it generated a net loss of $1.6 million.  The Company generated a net loss of $0.9 million in 2009.  As of December 31, 2010, stockholders’ equity is approximately $5.0 million, which is net of an accumulated deficit of approximately $26.0 million.  Moreover, the Company expects to continue to incur additional operating expenses for research and development.  As a result, the Company will need to generate significant revenues to achieve and maintain profitability.  The Company may not be able to achieve the necessary revenue growth or profitability in the future.  If the Company does not attain or sustain profitability or raise additional equity or debt in the future, the Company may be unable to continue its operations.

Decreased Revenues from DISPATCH-1 Due to Rapid Change in Technology

In both 2010 and 2009, less than 1% of the Company’s total revenues were derived from ongoing maintenance from DISPATCH-1customers.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company originally introduced Astea Alliance in August 1997 in order to target a market segment in which DISPATCH-1 was not cost-effective or attractive.  Subsequent, rapid changes in technology have now positioned the Astea Alliance suite, introduced in 2001 and which includes the Astea Alliance functionality, to supersede DISPATCH-1 as the Company’s flagship product.  As a result, there are no license sales planned or anticipated for DISPATCH-1 to new customers.  In 2010 and 2009, there were no DISPATCH-1 license sales to existing customers. Total DISPATCH-1 revenues have been declining and insignificant in each of the last two fiscal years.  That trend is expected to continue.

While the Company has licensed Astea Alliance to over 275 companies worldwide from 1998 through 2010, and more than 46 companies for the FieldCentrix suite supported by the Company since September 2005, revenues from sales of both Astea Alliance and FieldCentrix may not be sufficient to support the expenses of the Company.  The Company’s future success will depend mainly on its ability to increase licensed users of both the Astea Alliance suite and FieldCentrix offerings, on developing new products and product enhancements to complement its existing product offerings, on its ability to continue to generate professional services, support and maintenance revenues to Astea Alliance and FieldCentrix customers and on its ability to control its operating expenses.  Any failure of the Company’s products to achieve or sustain market acceptance, or of the Company to sustain its current position in the Customer Relationship Management software market, would have a material adverse effect on the Company’s business and results of operations.  There can be no assurance that the Company will be able to increase demand for Astea Alliance and FieldCentrix products, maintain an acceptable level of support and maintenance revenues or to lower its expenses, thereby avoiding future losses.

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

Expansion of International Sales

Astea’s international sales accounted for 52% of the Company’s revenues in 2010 and 31% in 2009.  The Company expects that international sales will continue to be a significant component of its business.  In the Company’s efforts to expand its international presence, it will face certain risks, which it may not be successful in addressing.  These risks include:

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

Concentration of Ownership

Currently, Zack B. Bergreen, the Company’s chief executive officer, beneficially owns approximately 45% of the outstanding Common Stock of the Company, which includes 826,000 shares of Series A Convertible Preferred Stock. As a result, Mr. Bergreen exercises significant control over the Company through his ability to influence and control the election of directors and all other matters that require action by the Company’s stockholders.  Under certain circumstances, Mr. Bergreen could prevent or delay a change of control of the Company which may be favored by a significant portion of the Company’s other stockholders, or cause a change of control not favored by the majority of the Company’s other stockholders.  Mr. Bergreen’s ability under certain circumstances to influence, cause or delay a change in control of the Company also may have an adverse effect on the market price of the Company’s Common Stock.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

The Company’s headquarters is located in a leased facility of approximately 22,000 square feet in Horsham, Pennsylvania which runs through April 2014. The Company also leases facilities for operational activities in Irvine, California; Culemborg, Netherlands; and Karmiel, Israel, and for sales and customer support activities in Cranfield, England; Tokyo, Japan; and St. Leonards, Australia.  The Company believes that suitable additional or alternative office space will be available in the future on commercially reasonable terms as needed.

Item 3.  Legal Proceedings.

None

Item 4.  Removed and Reserved.

PART II

Item 5.  Market  for  Registrant’s  Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is traded on Capital Market of The NASDAQ Stock Market, LLC (“NASDAQ”) under the symbol “ATEA.”    The following table sets forth the high and low sale prices for the Common Stock as reported by the NASDAQ for the past two fiscal years:

2010	High	Low
First quarter	$3.75	$2.81
Second quarter	3.74	2.25
Third quarter	3.29	1.61
Fourth quarter	3.69	1.85

2009	High	Low
First quarter	$2.97	$1.30
Second quarter	2.99	2.01
Third quarter	3.70	2.02
Fourth quarter	3.50	2.75

As of March 18, 2011, there were approximately 41 holders of record of the Company’s Common Stock.  On March 18, 2011, the last reported sale price of the Common Stock as reported by NASDAQ was $3.10 per share. The Company currently has outstanding 826,000 shares of convertible preferred stock.

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

In September 2008, the Company issued 826,000 shares of convertible preferred stock.  Dividends accrue daily at an initial rate of 6% and are payable quarterly only when they are declared by the board of directors.  The first dividend was paid at the end of 2008.  If a dividend is not declared and paid quarterly, then the dividend accrual rate will increase to 8% until it is paid. After 2 years from the date of issuance the annual dividend rate will increase from 6% to 10%.  On September 25, 2010 the dividend rate increased from 6% to 10%.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants & Rights	Weighted Average Exercise Price of Outstanding Options, Warrants & Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	615,000	$4.42	534,000
Equity compensation plans not approved by security holders	-	-	-
Total	615,000	$4.42	534,000

Stock Performance Graph

The following graph compares the percentage change in cumulative total stockholder return on the Common Stock during the period from December 31, 2005 through December 31, 2010 with cumulative total return on (i) a  peer group that includes all organizations in the Company’s Standard Industrial Classification (SIC) Code 7372-Prepackaged Software , (ii) the NASDAQ Market Index, and (iii) the S&P Smallcap 600 Index.  The comparison assumes that $100 was invested on December 31, 2005 in the Common Stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any.

Item 6.  Selected Financial Data.

Years ended December 31,	2010	2009	2008	2007	2006
(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenues:
Software license fees	$4,961	$2,665	$3,273	$8,089	$3,431
Services and maintenance	16,425	17,438	20,578	22,281	14,751
Total revenues	21,386	20,103	23,851	30,370	18,182
Cost and Expenses:
Cost of software license fees	2,037	1,926	2,852	2,641	1,687
Cost of services and maintenance	11,070	10,496	12,099	11,908	10,262
Product development	3,041	2,283	4,224	4,402	3,842
Sales and marketing	3,701	3,445	4,735	5,319	5,923
General and administrative	3,166	2,815	3,103	3,405	3,757
Total costs and expenses	23,015	20,965	27,013	27,675	25,471

(Loss) income from operations before interest and taxes	(1,629)	(862)	(3,162)	2,695	(7,289)
Interest income	92	38	68	111	234

(Loss) income from operations before income taxes	(1,537)	(824)	(3,094)	2,806	(7,055)
Income tax expense	33	75	41	41	29
Net (loss) profit	(1,570)	(899)	(3,135)	2,765	(7,084)
Preferred dividend	286	290	79	-	-

Net (loss) income available to common stockholders	$(1,856)	$(1,189)	$(3,214)	$2,765	$(7,084)
Basic and diluted (loss) income per share	$(.52)	$(.33)	$(.90)	$.78	$(2.00)
Shares used in computing basic (loss) income per share	3,555	3,554	3,554	3,550	3,547
Shares used in computing diluted (loss) income per share	3,555	3,554	3,554	3,550	3,547
Consolidated Balance Sheet Data at December 31,
Working capital (deficit)	$192	$1,111	$1,294	$323	$(3,580)
Total assets	14,300	14,270	15,166	17,560	18,059
Long-term debt, less current portion	-	-	-	-	-
Accumulated deficit	(26,062)	(23,903)	(23,004)	(19,869)	(22,634)
Total stockholders’ equity	4,857	6,486	7,172	7,108	3,815

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

Software license fees accounted for 23% of the Company’s total revenues in 2010, which was divided between sales of Astea Alliance at 96% and FieldCentrix at 4%.  Software license fee revenues also include some fees from the sublicensing of third-party software, primarily knowledge management, mapping and analytical software licenses.  Typically, customers pay a license fee for the software based on the number of licensed users.  Depending on the contract terms and conditions, software license fees are recognized as revenue upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable.  If significant vendor obligations exist at the time of delivery or if the product is subject to uncertain customer acceptance, revenue is deferred until no significant obligations remain or acceptance has occurred.

The remaining component of the Company’s revenues consists principally of fees derived from professional services associated with the implementation and deployment of the Company’s software products and maintenance fees for ongoing customer support, primarily external customer technical support services and product enhancements.  Professional services (including training) are charged on an hourly or daily basis and billed on a regular basis pursuant to customer work orders.  Training services may also be charged on a per-attendee basis with a minimum daily charge.  Out-of-pocket expenses incurred by Company personnel performing professional services are typically reimbursed by the customer.  The Company recognizes revenue from professional services as the services are performed unless the services are under a fixed-price arrangement.   Consulting, training and other services that are sold under fixed-price arrangements are recognized using the proportional performance method based on direct labor hours incurred to date as a percentage of total estimated direct labor hours required to complete the project. Consulting services primarily comprise implementation support related to the installation and configuration of the Company's products and do not typically require significant production, modification or customization of the software. In arrangements that require significant production, modification or customization of the software and where services are not available from third-party suppliers, the consulting and license fees are recognized concurrently. When total cost estimates exceed revenue in a fixed-price arrangement, the estimated losses are recognized immediately in cost of revenue.

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

Revenue from post-contract support is recognized ratably over the term of the contract, which is generally twelve months on a straight-line basis.  Consulting and training service revenue is generally unbundled and recognized at the time the service is performed. If the Company does have any fixed-price arrangements for services the revenue is recognized using the proportional performance method based on direct labor hours incurred to date as a percentage of total estimated direct labor hours required to complete the project.  Fees from licenses sold together with consulting services are generally recognized upon shipment, provided that the contract has been executed, delivery of the software has occurred, fees are fixed and determinable and collection is probable.

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

Product Development

Product development costs include our research and development expenses which consist primarily of personnel and related costs, including salaries and employee benefits for software engineers. To date, our product development efforts have been devoted to new products and service offerings and increases in features and functionality of our existing products and services.

Sales and Marketing

Sales and marketing costs include compensation, commissions and benefits paid to our sales and marketing teams, telecommunication costs, marketing and sales costs, professional fees and facility costs.

General and Administrative Costs

General and administrative costs include salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, external accounting and audit costs, bad-debt expense, professional fees, corporate facility costs and other costs associated with being a public company.

Depreciation and Amortization

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which range from three to ten years for computers and related equipment, furniture and fixtures, software and office equipment, and the lesser of the lease term or estimated useful life for leasehold improvements. Intangible assets are amortized using the straight-line method over the estimated useful lives which range from five to ten years.

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

Goodwill

Part of the purchase price for the FieldCentrix assets, acquired September 21, 2005, included the acquisition of goodwill.   Goodwill is tested for impairment on an annual basis as of October 1.  It is also tested between annual tests if indicators of potential impairment exist, as for example when the Company’s market capitalization significantly declines for a sustained period, using a fair-value-based approach. The Company uses a two step method for determining goodwill impairment, the market and income approaches. The market approach analyzes the market valuations of similar companies in our peer group based on recent market conditions.  The income approach analyzes the Company’s expectation for future results based on current and expected economic conditions. No impairment of goodwill has been identified during any of the periods presented.

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

Acquired Intangible Assets

Acquired intangible assets (excluding goodwill) are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment on an annual basis, or on an interim basis if an event or circumstance occurs between annual tests indicating that the assets might be impaired.  The impairment test will consist of comparing the undiscounted cash flows expected to be generated by the acquired intangible asset to its carrying amount.  If the asset is considered to be impaired, an impairment loss will be recognized in an amount by which the carrying amount of the asset exceeds its fair value. No impairment of acquired intangible assets has been identified during any of the periods presented.

Stock-Based Compensation – Option Plans

The Company records stock-based compensation using the modified prospective transition method.   Under this method, compensation costs recognized in 2010 include (a) compensation costs for all share-based payments granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date value estimated and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value.

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

As of December 31, 2010, we had approximately $15.4 million of net deferred tax assets, against which we provided a 100% valuation allowance.  Our net deferred tax assets were generated primarily by operating losses.  Accordingly, it is more likely than not, that we will not realize these assets through future operations.

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

Convertible Preferred Stock

On September 24, 2008, the Company sold 826,000 shares of Series-A Convertible Preferred Stock (“Series A Preferred Stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred Stock at an initial rate of 6% that increased to 10% on September 25, 2010. Dividends are payable only when, and if declared by the Company’s Board of Directors, quarterly in arrears.

The  Series A Preferred Stock may be converted into common stock at the initial rate of one share of common for each share of preferred stock.  Commencing two years after issuance, the Company has certain rights to cause conversion of all of the shares of Series A Preferred Stock then outstanding.  Commencing four years after issuance, the Company may redeem, subject to board approval, all of the shares of Series A Preferred Stock then outstanding at a price equal to the greater of (i) 130% of the purchase price plus all accrued and unpaid dividends and (ii) the fair market value of such number of shares of common stock which the holder of the Series A Preferred Stock would be entitled to receive had the redeemed Series A Preferred Stock been converted immediately prior to the redemption.

In accordance with relevant accounting guidance, the Company recorded the Series A Preferred Stock on the Company’s consolidated balance sheet within Stockholders’ Equity.  The Series A Preferred Stock is recorded on the consolidated balance sheet at the amount of net proceeds received less an imputed dividend cost.  The imputed dividend cost of $218,000 was the result of the Series A Preferred Stock having a dividend rate during the first two years after its issuance (6%) that is lower than the rate that becomes fixed (10%) after the initial two year period.  The imputed dividend cost of $218,000 was amortized over the first two years from the date of issuance and is based upon the present value of the dividend discount using a 10% yield.

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

In December 2010, the FASB issued authoritative guidance which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts that will become effective for Astea beginning on January 1, 2011. Early adoption is not permitted. Under the new guidance reporting units with zero or negative carrying amounts will be required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in the FASB guidance document, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We believe adoption of this new guidance will not have a material impact on our financial statements.

Results of Operations

The following table sets forth for the periods indicated, selected financial data and the percentages of the Company’s total revenues represented by each line item presented for the periods presented:

Years ended December 31,	2010	2009
Revenues:
Software license fees	23.2%	13.3%
Services and maintenance	76.8	86.7
Total revenues	100.0%	100.0%
Costs and expenses:
Cost of software license fees	9.5%	9.6%
Cost of services and maintenance	51.8	52.2
Product development	14.2	11.4
Sales and marketing	17.3	17.1
General and administrative	14.8	14.0
Total costs and expenses	107.6	104.3
Net (loss)	(7.3%)	(4.5%)

Comparison of Years Ended December 31, 2010 and 2009

Revenues.  Total revenues increased $1,283,000 or 6%, to $21,386,000 for the year ended December 31, 2010 from $20,103,000 for the year ended December 31, 2009.  Software license revenues increased 86% in 2010, compared to 2009. Services and maintenance fees for 2010 amounted to $16,425,000, a 6% decrease from 2009.

Software license fee revenues increased $2,296,000 or 86% to $4,961,000 in 2010 from $2,665,000 in 2009.  Astea Alliance license revenues increased to $4,756,000 in 2010 from $1,256,000 in 2009, an increase of 279%. The increase resulted from Astea license sales in all regions of the Company to both new and existing customers. The Company sold $205,000 of FieldCentrix licenses in 2010 compared to $1,409,000 in 2009, a decrease of 85%. The decrease was the result of having only one new customer in 2010 compared to a greater distribution of sales to new and existing customers in 2009.  The Company did not have any license revenue in 2010 or 2009 from its existing DISPATCH-1 customers.

Total services and maintenance revenues decreased $1,013,000 or 6% to $16,425,000 in 2010 from $17,438,000 in 2009.  Service and maintenance revenue increased $55,000, or less than 1% on the Astea Alliance products.  The primary cause of the increase in Astea Alliance service and maintenance revenue resulted from an increase in implementation projects due to higher license sales.  In addition, there were a number of ongoing projects as well as upgrades of existing customers from older versions of the Company’s software to its latest version.   FieldCentrix service and maintenance revenue decreased $1,001,000 or 20% due to reduced demand from customers and a reduction in license sales in 2010.  DISPATCH-1 service and maintenance revenues decreased by 21% to $254,000 in 2010 from $320,000 in 2009.  Due to the decreasing demand for DISPATCH-1 professional services and the lack of any related product development by the Company, the decrease in service and maintenance revenue is expected to continue beyond 2010.

In 2010 and 2009 no customers represented 10% or more of total revenues.

Costs of Revenues. Costs of software license fees increased 6% to $2,037,000 in 2010 from $1,926,000 in 2009. Included in the cost of software license fees is the fixed cost of capitalized software amortization.  The principal cause of the increase resulted from an increase in third party license costs due to new license deals and an increase in the amortization of capitalized software related to version 10.0 which began to be amortized after it was released in the first quarter of 2010.  Amortization of capitalized software increased 3% to $1,786,000 in 2010 from $1,736,000 in 2009.  The gross margin percentage on software license sales was 59% in 2010 and 27% in 2009.  The improvement in the margin results from the increase in license revenue, partially offset by an increase in the cost of software license fees discussed above.

Costs of services and maintenance increased 5% to $11,070,000 in 2010 from $10,496,000 in 2009.  The increase in cost of service and maintenance is attributed primarily to an increase in headcount from last year to this year and salary restorations in the beginning of 2010 partially offset by a decrease in outside consultants used in the US and European locations.  At the start of the second quarter of 2009, in order to proactively address the impact of the worldwide recession, the Company initiated a salary reduction program.  At the start of 2010, the Company restored salaries to their original levels.  The service and maintenance gross margin percentage decreased to 33% in 2010 from 40% in 2009.  The decreased margin was primarily attributable to pricing pressure on professional services in 2010 resulting from the continuing world-wide economic recession and lower demand of FieldCentrix services in 2010.

Product Development. Product development expense increased 33%, or $758,000, to $3,041,000 in 2010 from $2,283,000 in 2009.  The increase resulted from salaries being restored in the beginning of 2010 and a reduction in capitalized product development costs in 2010 compared to 2009. The Company released version 10.0 of its Astea Alliance product in January 2010, at which time capitalization of development costs ceased for this version.  Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized. Software development costs of $1,188,000 were capitalized in 2010 compared to $1,761,000 in 2009.

Product development as a percentage of total revenue increased to 14% in 2010 compared to 11% in 2009. This increase in costs relative to expenses was due to the overall increase in product development expense in 2010 compared to 2009.   Gross development expense before the capitalization of software costs and was $4,229,000 in 2010, a 5% increase from $4,044,000 in 2009. The increase was mainly due to increase in headcount and restoration of salaries in the beginning of 2010.

Sales and Marketing. Sales and marketing expenses increased 7%, or $256,000, to $3,701,000 in 2010 from $3,445,000 in 2009.  The increase in sales and marketing expense is attributable to an increase in costs associated with attending trade shows in 2010, increase in salaries due to restoration of salaries in the beginning of 2010, increases in headcount and an increase in commissions from higher licenses sales, partially offset by a decrease in outside consultants. The Company continues to focus on improving its market presence through intensified marketing efforts to increase awareness of the Company’s products.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  Sales and marketing expense as a percentage of total revenues remained at 17% for both 2010 and 2009.

General and Administrative. General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company’s status as a public company. General and administrative expenses increased 12%, or $351,000, to $3,166,000 in 2010 from $2,815,000 in 2009. The increase in general and administrative expenses is attributable principally to the restoration of salaries in the beginning of 2010, increased expenses in our Japanese subsidiary and management bonuses accrued in the first quarter of 2010 offset by a decrease in legal fees and an increase in currency translation gains. As a percentage of total revenues, general and administrative expenses amounted to 15% in 2010 compared to 14% in 2009.  The slight increase in expenses relative to revenues primarily results from the increase in revenues and the restoration of salaries in the beginning of 2010.

Interest Income. Net interest income increased $54,000, to $92,000 in 2010 from $38,000 in 2009.  The increase resulted primarily from interest earned on fixed income bonds and dividends.

Income Tax Expense.  The Company recorded a provision of $33,000 in 2010 and $75,000 in 2009 for income taxes.  In 2010 and 2009, $40,000 of expense resulted from a difference between an indefinite-lived asset, goodwill, which is amortized for tax, but not amortized for financial reporting purposes.  The decrease resulted in fewer taxes in our foreign locations.

International Operations. Total revenues from the Company’s international operations increased by $4,856,000 or 77% to $11,155,000  in 2010 from $6,299,000 in 2009.  The increase in international revenues compared to the same period in 2009 is primarily due to increased revenues generated by our new subsidiary in Japan, which started operations in the first quarter of 2009 as well as an increase in European and Asian revenues. Overall, international operations generated a net income of $115,000 for 2010 compared to net loss of $550,000 in 2009.  The increase was primarily related to an increase in license sales in Europe and Asia, partially offset by an increase in head count.

Net (Loss).  The Company generated a net loss of $1,570,000 for the year ended December 31, 2010 compared to net loss of $899,000 in 2009.  The increase in the loss of $671,000 is primarily the result of a 10% increase in operating costs, partially offset by a 6% increase in revenues. The increase in operating expense was primarily due to the restoration of salaries in the beginning of 2010.  The increase in revenues was primarily due to to an increase in license sales in Europe and Asia, partially offset by a reduction in professional service revenue.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $979,000 for the year ended December 31, 2010, a decrease of $577,000 over the year ended December 31, 2009 in which $1,556,000 of cash was generated by operations.  The decrease was attributable to an increase in the net loss for the year by $671,000, a decrease in non cash expenses of $79,000, an increased growth in accounts receivable of $1,661,000 and an increase in other long term assets of $69,000.   Partially offsetting the decreases in cash flow were an increase in accounts payable of $1,637,000, an increase in deferred revenue of $200,000, a decrease in prepaid expenses of $62,000 and an increase in deferred taxes of $4,000.

Investing Activities

The Company used $758,000 of cash for investing activities in 2010 compared to using $2,191,000 in 2009.  The decrease in cash used for investing activities is attributable to lower purchases of short term investments by $1,977,000 compared to last year and a decrease in capitalized software development costs of $573,000 offset by increased sales of $862,000 in short term investments, an increase of $212,000 in the purchases of property and equipment and the release of $8,000 from restricted cash.

Financing Activities

The Company increased financing activities by $27,000 in 2010 compared to 2009.  The only financing expenditures in 2010 and 2009 were payments of preferred stock dividends which in 2010 were $210,000 compared to $180,000 in 2009. The dividend rate increased from 6% to 10% on September 25, 2010 in accordance with the original preferred stock issuance in 2008. The financing inflow in 2010 occurred from the exercise of stock options which provided $3,000.

At December 31, 2010, the Company had a working capital ratio of approximately 1.02:1 compared to 1.15:1 at December 31, 2009.

The Company had $2,610,000 in cash and investments available for sale at December 31, 2010, compared to $3,402,000 at December 31, 2009.

The Company has projected revenues for 2011 that will generate enough funds to sustain its continuing operations.  In addition, the Company has continued with a number of cost containment programs which are expected to reduce the cost of operating the business. The Company expects its cash from operations to fund all of its financing needs for the upcoming year.  However, if actual results trail expectations, the Company has plans in place to reduce operating expenditures appropriately in order to continue to fund all required expenditures.  The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.  The Company does not plan any significant capital expenditures in 2011 other than to replace its existing capital equipment as it becomes obsolete.  The impact of the strengthening dollar relative to the currency in the other regions of the world  in which it operates have also contributed to reducing operating costs in other parts of the world.  In addition, it does not anticipate that its operations or financial condition will be affected materially by inflation.

On May 23, 2006 the Company entered into a secured revolving line of credit agreement with a bank.  That agreement was amended in June of 2008 with an expiration date of June 30, 2009. The line of credit was modified on July 31, 2009 to a guidance line of credit where all draws will be at the bank’s discretion which expired on December 31, 2010. The guidance line of credit had no fees associated with it. The guidance line of credit interest rate is the prime rate, with a floor of 5%. There were no amounts outstanding as of December 31, 2010 and 2009.

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual and commercial obligations, as of December 31, 2010:

	Payment Due By Period
	Total	2011	2012-2013	2014-2015	2016 and after
Contractual Cash Obligations:
Long-term Debt	$-	$-	$-	$-	$-
Capital Leases	-	-	-	-	-
Operating Leases	$4,147,000	$1,224,000	$2,044,000	$643,000	$236,000

	Amounts of Commitment Expiration Per Period
	Total	2011	2012-2013	2014-2015	2016 and after
Other Commercial Commitments:
Letters of Credit	$-	$-	$-	$-	$-

Dividends may be paid on common stock, when and if, declared by the Board of Directors.  However, no dividend has been paid on common stock since January 2000.  Dividends on convertible preferred stock were payable at  6%  until September 2010, payable on quarterly basis in arrears, as declared by the Board of Directors.  If not paid, the rate increased to 8% until paid.  In September 2010, the dividend was increased to 10%.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As a result, as of December 31, 2010, the Company’s investments consisted of mutual funds.  The Company does not expect any material loss with respect to its investment portfolio.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors
Astea International Inc.

We have audited the accompanying consolidated balance sheets of Astea International Inc. and Subsidiaries (collectively, the Company) (a Delaware corporation) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astea International Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 24, 2011

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,404,000	$2,498,000
Investments available for sale	206,000	904,000
Receivables, net of allowance of $115,000 and $212,000	6,328,000	4,900,000
Prepaid expenses and other	503,000	439,000
Total current assets	9,441,000	8,741,000

Property and equipment, net	340,000	230,000
Intangibles, net	640,000	878,000
Capitalized software development costs, net	2,145,000	2,743,000
Goodwill	1,538,000	1,538,000
Restricted cash	87,000	95,000
Other long-term assets	109,000	45,000
Total assets	$14,300,000	$14,270,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,230,000	$2,784,000
Deferred revenues	6,019,000	4,846,000
Total current liabilities	9,249,000	7,630,000

Long-term liabilities
Deferred tax liability	194,000	154,000

Commitments and Contingencies

Stockholders’ equity:
Convertible preferred stock,$.01 par value,
shares authorized 5,000,000; issued and outstanding 826,000	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,597,000 and 3,596,000; outstanding 3,555,000 and 3,554,000	36,000	36,000
Additional paid-in-capital	31,083,000	31,005,000
Accumulated deficit, including accumulated comprehensive loss
of $589,000 and $452,000	(26,062,000)	(24,355,000)
Treasury stock at cost, 42,000 shares	(208,000)	(208,000)

Total stockholders’ equity	4,857,000	6,486,000
Total liabilities and stockholders’ equity	$14,300,000	$14,270,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,	2010	2009

Revenues:
Software license fees	$4,961,000	$2,665,000
Services and maintenance	16,425,000	17,438,000
Total revenues	21,386,000	20,103,000
Costs and expenses:
Cost of software license fees	2,037,000	1,926,000
Cost of services and maintenance	11,070,000	10,496,000
Product development	3,041,000	2,283,000
Sales and marketing	3,701,000	3,445,000
General and administrative	3,166,000	2,815,000

Total costs and expenses	23,015,000	20,965,000

Loss from operations	(1,629,000)	(862,000)
Interest income	92,000	38,000
Loss before income taxes	(1,537,000)	(824,000)
Income tax expense	33,000	75,000
Net loss	(1,570,000)	(899,000)

Preferred dividend	286,000	290,000
Net loss available to common stockholders	$(1,856,000)	$(1,189,000)
Basic and diluted net loss per share	$(.52)	$(.33)
Weighted average shares used in computing basic and diluted net loss per share	3,555,000	3,554,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Year Ended December 31,	2010	2009

Convertible preferred stock
Balance, beginning and end of year	$8,000	$8,000

Common stock
Balance, beginning and end of year	36,000	36,000

Additional paid-in-capital
Balance, beginning of year	31,005,000	30,998,000
Exercise of stock options	3,000	-
Dividends paid	(210,000)	(180,000)
Stock based compensation	285,000	187,000

Balance, end of year	31,083,000	31,005,000

Accumulated deficit
Balance, beginning of year	(24,355,000)	(23,662,000)
Net loss	(1,570,000)	(899,000)
Other comprehensive loss:
Net unrealized gain/ (loss) on investments available for sale	7,000	(6,000)
Translation adjustments	(144,000)	212,000

Comprehensive loss	(1,706,000)	(693,000)

Balance, end of year	(26,062,000)	(24,355,000)

Treasury stock, at cost
Balance, beginning and end of year	(208,000)	(208,000)

Total stockholders’ equity	$4,857,000	$6,486,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2010	2009
Cash flows from operating activities:
Net loss	$(1,570,000)	$(899,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,197,000	2,242,000
(Decrease) increase in provision for doubtful accounts	(97,000)	35,000
Stock-based compensation	285,000	187,000
Deferred tax expense	40,000	36,000
Changes in operating assets and liabilities:
Receivables	(1,179,000)	482,000
Prepaid expenses and other	(86,000)	(148,000)
Accounts payable and accrued expenses	375,000	(1,262,000)
Deferred revenues	1,078,000	878,000
Other assets	(64,000)	5,000
Net cash provided by operating activities	979,000	1,556,000
Cash flows from investing activities:
Capitalized software development costs	(1,188,000)	(1,761,000)
Purchases of property and equipment	(283,000)	(71,000)
Purchase of short term investments	(965,000)	(2,942,000)
Sale of short term investments	1,670,000	2,532,000
Change in restricted cash	8,000	51,000
Net cash used in investing activities	(758,000)	(2,191,000)
Cash flows from financing activities:
Proceeds from exercise of stock option	3,000	-
Dividends paid on preferred stock	(210,000)	(180,000)
Net cash used in financing activities	(207,000)	(180,000)
Effect of exchange rate changes on cash and cash equivalents	(108,000)	169,000
Net decrease in cash and cash equivalents	(94,000)	(646,000)
Cash and cash equivalents balance, beginning of year	2,498,000	3,144,000
Cash and cash equivalents balance, end of year	$2,404,000	$2,498,000

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

Astea recognizes revenue from license sales when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the license fee is fixed and determinable and the collection of the fee is probable.  We utilize written contracts as a means to establish the terms and conditions by which our products’ support and services are sold to our customers.  Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs after a license key has been delivered electronically to the customer.  Revenue for arrangements with extended payment terms is recognized when the payments become due, provided all other revenue recognition criteria are satisfied.  If collectability is not considered probable, revenue is recognized when the fee is collected.  Our typical end user license agreements do not contain acceptance clauses. However, if acceptance criteria is required, revenues are deferred until customer acceptance has occurred.

Astea allocates revenue to each element in a multiple-element arrangement based on the elements’ respective fair value, determined by the price charged when the element is sold separately.  Specifically, Astea determines the fair value of the maintenance portion of the arrangement based on the price, at the date of sale, if sold separately, which is generally a fixed percentage of the software license selling price.  The professional services portion of the arrangement is based on hourly rates which the Company charges for those services when sold separately from software.  If evidence of fair value of all undelivered elements exists, but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method.  If an undelivered element for which evidence of fair value does not exist, all revenue in an arrangement is deferred until the undelivered element is delivered or fair value can be determined. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The residual value, after allocation of the fee to the undelivered elements based on vendor-specific objective evidence (VSOE) of fair value, is then allocated to the perpetual software license for the software products being sold.  The Company’s policy is to recognize expenses as incurred when revenues are deferred in connection with transactions where VSOE cannot be established for an undelivered element. Accordingly, all costs associated with the contracts are recorded in the period incurred, which may differ from the period in which revenue is recognized.

When appropriate, the Company may allocate a portion of its software revenue to post-contract support activities or to other services or products provided to the customer free of charge or at non-standard rates when provided in conjunction with the licensing arrangement.  Amounts allocated are based upon standard prices charged for those services or products which, in the Company’s opinion, approximate fair value.  Software license fees for resellers or other members of the indirect sales channel are based on a fixed percentage of the Company’s standard prices.  The Company recognizes software license revenue for such contracts based upon the terms and conditions provided by the reseller to its customer. The Company regularly communicates with its resellers and recognizes revenue based on information from its resellers regarding possible returns and collectibility. However, the Company does not have a history of returns from the resellers.

Revenue from post-contract support is recognized ratably over the term of the contract, which is generally twelve months on a straight-line basis.  Consulting and training service revenue is generally unbundled and recognized at the time the service is performed. Whenever  the Company enters into a fixed-price arrangement for professional services, the revenue is recognized using the proportional performance method based on direct labor hours incurred to date as a percentage of total direct labor hours to complete the project.

Deferred revenue represents payments or accounts receivable from the Company’s customers for amounts billed in advance for licenses, professional services and maintenance.

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

Reimbursable Expenses

The Company charges customers for out-of-pocket expenses incurred by its employees during the performance of professional services in the normal course of business.  Billings for out-of-pocket expenses that are reimbursed by the customer are included in revenues with the corresponding expense included in cost of services and maintenance.  During fiscal years 2010 and 2009, the Company billed $377,000 and $367,000, respectively, of reimbursable expenses to customers.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

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
3.
Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The inputs reflect the Company’s assumptions about the assumptions a market participant would use in pricing the asset.

The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets, trade accounts payable, and accrued expenses  at face value approximate fair value because of the short maturity of these instruments.

Investments classified as available for sale are measured using quoted market prices multiplied by the quantity held where quoted market prices were available.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Fair value is calculated based on publicly available market information or other estimates determined by management. We employ a systematic methodology on a quarterly basis that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, credit quality, the duration and extent to which the fair value is less than cost, and for equity securities, our intent and ability to hold, or plans to sell, the investment. For fixed income securities, we also evaluate whether we have plans to sell the security or it is more likely than not that we will be required to sell the security before recovery. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense) and a new cost basis in the investment is established.

The fair value of goodwill is determined by estimating the expected present value of future cash flows without reference to observable market transactions.

Investments Available-for-Sale

Investments that the Company designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss).  The Company bases the cost of the investment sold on the specific identification method.  The available-for-sale investments consist of mutual funds.  If an available-for-sale investment is other than temporarily impaired, the loss is charged to either earnings or stockholders’ equity depending on our intent and ability to retain the security until we recover the full cost basis and the extent of the loss attributable to the creditworthiness of the issuer.

On December 31, 2010 the fair value for the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

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

Year Ended December 31	Balance at beginning of year	Expensed	Write offs	Balance at end of year
2010	$212,000	$5,000	$102,000	$115,000
2009	$177,000	$70,000	$35,000	$212,000

Bad debt expense decreased in 2010 by 93% compared to 2009 due to improved collections on outstanding receivables. Write-offs increased in 2010 by 191% compared to 2009 due to one customer that was deemed to be uncollectible in 2010.

The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible.  Based on all information available, the Company believes its allowance for doubtful accounts as of December 31, 2010 is adequate.  However, actual write-offs might exceed the recorded allowance.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including certain identifiable intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  As of December 31, 2010, the Company has determined that no impairment has occurred.

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

Software development costs are amortized on a product-by product basis over the greater of the ratio of current revenues to total anticipated revenues (current and future revenues) or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances had occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of December 31, 2010, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

Research and Development Costs

The Company reports research and development costs as Product Development expense in its statement of operations.  These costs include the costs incurred prior to the establishment of technological feasibility for new product development.  In addition, research and development costs also include costs related to improving the quality of the Company’s released software products and any costs incurred by third party companies that may be engaged from time to time, to assist the Company in its product development efforts that are not considered to be significant enhancements to the software products.

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. Goodwill is not amortized but rather tested for impairment at least annually. The Company performs its annual impairment test as of the first day of the fiscal fourth quarter. The impairment test must be performed more frequently if there are triggering events, as for example when our market capitalization significantly declines for a sustained period, which could cause us to perform interim impairment testing that might result in an impairment to goodwill.

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

Our annual impairment test, which was performed on the first day of the fourth quarter of 2010, indicated that the fair value of our one reporting unit exceeded the carrying value and, therefore, the goodwill amount was not impaired for our one reporting unit.

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

On September 21, 2005, the Company acquired the assets and certain liabilities of FieldCentrix, Inc. through its wholly-owned subsidiary, FC Acquisition Corp. Included in the allocation of the purchase price was goodwill valued at $1,100,000.  The purchase agreement provided for an earn-out provision through June 30, 2007 that paid the sellers a percentage of certain license revenues and certain professional services.  Due to the contingent nature of such payments, the value of the future payments was not included in the purchase price.  However, as such sales transactions occurred, the related earn-out amounts were added to the purchase price, specifically goodwill. The total addition to goodwill from the date the assets of FieldCentrix, Inc. were acquired through the end of the earn-out period June 30, 2007 was $285,000. At December 31, 2010 goodwill was $1,538,000.

Major Customers

In 2010 and 2009, no customers represented more than 10% of total revenues.  At December 31, 2010, there were two customers’ accounts receivable balances greater than 10% where, one customer accounted for 31% and the second customer accounted for 11%. At December 31, 2009, there where three customers’ accounts receivable balances greater than 10% where, one customer accounted for 19%, the second customer accounted for 17%, and a third customer accounted for 12%.

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

Concentration of credit risk, with respect to accounts receivable, is limited due to the Company’s credit evaluation process.  The Company sells its products to customers involved in a variety of industries including information technology, medical devices and diagnostic systems, industrial controls and instrumentation and retail systems.  While the Company does not require collateral from its customers, it does perform continuing credit evaluations of its customers’ financial condition.

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

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expenses.  Such amounts were not material for 2010 and 2009 and did not have a material impact on our financial position.

Advertising

Advertising costs are expensed when incurred.  Advertising costs for the years ended December 31, 2010 and 2009 were $158,000 and $91,000, respectively, and are included in sales and marketing costs.

Currency Translation

The accounts of the international subsidiaries and branch operations translate the assets and liabilities of international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as other comprehensive loss in the accompanying consolidated statements of stockholders’ equity. Transaction gains and losses are included in net loss. General and administrative expenses include exchange gains (losses) of $63,000 and ($84,000) for the years ended December 31, 2010 and 2009, respectively.

Net Loss Per Share

Earnings per share is computed on the basis of the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic earnings (loss) per share, weighted average numbers of shares outstanding are used as the denominator.  For the year ended December 31, 2010, the Company had a net loss.  In 2010 there were zero net additional dilutive shares assumed to be converted at a weighted average exercise price of $2.82.  In addition, 100% of the outstanding convertible preferred stock, 826,000 shares, was eligible to be converted into common stock. For purposes of this calculation, if converted, it would have been assumed that they were converted into common stock and the related dividends were not paid.   However, all options outstanding at December 31, 2010 to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation as the inclusion of these options would have been antidilutive.

Year Ended December 31,	2010	2009
Net loss	$(1,570,000)	$(899,000)
Preferred Dividend	286,000	290,000

Net Loss available to common shareholders	(1,856,000)	(1,189,000)

Basic weighted average number of common shares outstanding	3,555,000	3,554,000
Basic loss earnings per common share	$(.52)	$(.33)
Effect of dilutive stock options	-	-
Diluted weighted average number of common shares outstanding	3,555,000	3,554,000
Diluted loss per common share	$(.52)	$(.33)

Comprehensive (Loss)

Comprehensive (loss) consists of net income (loss), unrealized gains/(losses) on investments available for sale and foreign currency translation adjustments.  The effects are presented in the accompanying consolidated statements of stockholders’ equity.

Stock Compensation

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton (Black-Scholes) option-pricing model and amortizes the estimated option value using an accelerated amortization method where each option grant is split into tranches based on vesting periods.  The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience regarding similar awards, giving consideration to the contractual terms of the share-based awards and employee termination data.  Executive level employees who hold a majority of options outstanding, and non-executive level employees each have similar historical option exercise and termination behavior and thus were grouped for valuation purposes.  The Company’s expected volatility is based on the historical volatility of its traded common stock and places exclusive reliance on historical volatilities to estimate our stock volatility over the expected term of its awards.  The Company has historically not paid dividends and has no foreseeable plans to issue dividends.  The risk-free interest rate is based on the yield from the U.S. Treasury zero-coupon bonds with an equivalent term

Under the Company’s stock option plans, options awards generally vest over a four year period of continuous service and have a 10 year contractual term.   The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of the grant using the Black-Scholes option pricing formula using the following assumptions as of December 31, 2010 and 2009:

	For the year ended	For the year ended
	December 31, 2010	December 31, 2009
	Weighted Average	Weighted Average
Risk-free interest rate	1.27%	2.23%
Expected life (in years)	4.98	4.83
Volatility	104%	107%
Expected dividends	-	-
Annual forfeiture rate	14.48%	17.00%

The weighted-average fair value of options granted during the years ended December 31, 2010 and 2009 was estimated as $2.43 and $2.58, respectively.

Convertible Preferred Stock

On September 24, 2008 the Company issued 826,000 shares of Series-A Convertible Preferred Stock (“Series A Preferred Stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred Stock at an initial rate of 6% and are payable only when, as and if declared by the Company’s Board of Directors, quarterly in arrears.

The Series A Preferred Stock may be converted into common stock at the initial rate of one share of common for each share of Series A Preferred Stock.  After six months from  issuance there is no limit on the number of shares that may be converted. Commencing two years after issuance, the Company shall have certain rights to cause conversion of all of the shares of Series A Preferred Stock then outstanding.  Commencing four years after issuance, the Company may redeem, subject to board approval, all of the shares of Series A Preferred Stock then outstanding at a price equal to the greater of (i) 130% of the purchase price plus all accrued and unpaid dividends and (ii) the fair market value of such number of shares of common stock which the holder of the Series A Preferred Stock would be entitled to receive had the redeemed Series A Preferred Stock been converted immediately prior to the redemption.

The Company recorded the Series A Preferred Stock on the Company’s consolidated balance sheet within stockholders’ equity.  The Series A Preferred Stock is recorded on the consolidated balance sheet at the amount of net proceeds received less an imputed dividend cost.  The imputed dividend cost of $218,000 was the result of the Series A Preferred Stock having a dividend rate during the first two years after its issuance (6%) that is lower than the rate that becomes fixed (10%) after the initial two year period.  The imputed dividend cost of $218,000 was amortized over the first two years from the date of issuance and is based upon the present value of the dividend discount using a 10% yield.

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

The decision to use the milestone method is a policy election and any of the other revenue recognition methods could be applied. The new guidance includes disclosures on how the milestone method should be reported within each reporting period.  We believe adoption of this new guidance will not have a material impact on our financial statements.

In December 2010, the FASB issued authoritative guidance which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts that will become effective for Astea beginning on January 1, 2011. Early adoption is not permitted. Under the new guidance reporting units with zero or negative carrying amounts will be required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in the FASB guidance document, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We believe adoption of this new guidance will not have a material impact on our financial statements.

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

	December 31,
	2010	2009
Billed receivables, net	$5,695,000	$4,158,000
Unbilled receivables	633,000	742,000

	$6,328,000	$4,900,000

4.  Investments Available-for-Sale

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale debt securities by major security type and class of security at December 31, 2010 and 2009 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Aggregate fair value
At December 31, 2010
Available-for-sale:
Mutual Funds	$205,000	1,000	-	206,000

	$205,000	1,000	-	206,000
At December 31, 2009
Available-for-sale:
Corporate Fixed Income	$402,000	—	(4,000)	398,000
Mutual Funds	508,000	—	(2,000)	506,000
	$910,000	—	(6,000)	904,000

The aggregate fair value of mutual funds as of December 31, 2010 was $206,000, which contained an unrealized gain of $1,000. These mutual funds contain investments that seek a high level of current income. The funds normally invest at least 80% of net assets, plus the amount of any borrowings for investment purposes, in floating or adjustable rate senior loans of any maturity or credit quality, including those rated below investment grade or determined by the fund's advisor to be of comparable quality.

5.  Property and Equipment

Property and equipment consist of:

		December 31,
	Useful Life	2010	2009
Computers and related equipment	3	$4,083,000	$4,117,000
Furniture and fixtures	10	566,000	555,000
Leasehold improvements	10	158,000	144,000
Software	1-3	976,000	994,000
Office equipment	3-7	779,000	786,000
		6,562,000	6,596,000
Less: Accumulated depreciation
and amortization		(6,222,000)	(6,366,000)
		$340,000	$230,000

Depreciation and amortization expense for the years ended December 31, 2010 and 2009 was $173,000 and $226,000, respectively.  In 2010, the Company wrote-off $317,000 in property and equipment that were fully depreciated with no residual value.

6.  Capitalized Software Development Costs

Capitalized software development costs consist of:
	Remaining
	Weighted	December 31,
	Average Life	2010	2009
Capitalized software development costs	10.9 months	$13,140,000	$11,952,000
Less: Accumulated amortization		(10,995,000)	(9,209,000)

		$2,145,000	$2,743,000

The Company capitalized software development costs of $1,188,000 and $1,761,000 for the years ended December 31, 2010 and 2009, respectively.  Amortization of capitalized software development costs for the years ended December 31, 2010 and 2009 were $1,786,000 and $1,736,000, respectively, and is reflected in cost of software license fees in the financial statements.  The Company amortizes software developments costs using the lesser of the straight-line basis over the estimated useful lives of the product (two years) or the revenue forecast method.

7.  Intangible Assets

Intellectual property and customer lists (“intangible assets”) acquired as part of the FieldCentrix acquisition are amortized over their estimated annual lives or over the period of their expected benefit, generally ranging from 5 to 10 years.  Amortization expense related to these intangible assets was $238,000 and $280,000 for each of the years ended December 31, 2010 and 2009, respectively.

			Accumulated Amortization		Net Carrying Value
Description	Weighted Avg. Life	Gross Cost	2010	2009	2010	2009
Software	5 years	$720,000	$720,000	$618,000	$-	$102,000
Customer Relationship List	10 years	1,360,000	720,000	584,000	640,000	776,000
		$2,080,000	$1,440,000	$1,202,000	$640,000	$878,000

Estimated amortization expense for each of the next five years  is as follows:

Amortization Expense
2011	$136,000
2012	136,000
2013	136,000
2014	136,000
2015	96,000

8.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of:

December 31,	2010	2009
Accounts payable	$697,000	$680,000
Accrued compensation and related benefits	1,599,000	1,256,000
Accrued professional services	49,000	142,000
Deferred Rent	128,000	113,000
Sales and payroll taxes	671,000	395,000
Other accrued liabilities	86,000	198,000
	$3,230,000	$2,784,000

9.  Income Taxes

The Company has identified its federal tax return and its state returns in Pennsylvania and California as “major” tax jurisdictions.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2005 through 2010, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the years ended December 31, 2010 and 2009, there were no interest or penalties related to the settlement of audits.

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

The provision for income taxes is as follows:

Years ended December 31,	2010	2009
Current:
Federal	$-	$-
State	-	-
Foreign	(7,000)	39,000
Deferred:
Federal	$32,000	$33,000
State	8,000	3,000

	$33,000	$75,000

Pre-tax loss for domestic locations for the year ended December 31, 2010 and 2009 was $525,000 and $359,000, respectively.  Foreign locations had pre-tax loss of $1,012,000 and $465,000 in 2010 and 2009, respectively.

The approximate income tax effect of each type of temporary difference is as follows:

December 31,	2010	2009
Deferred income tax assets:
Timing of revenue recognition	$24,000	$-
Accruals and reserves not currently deductible for tax	220,000	147,000
Benefit of net operating loss carryforward	12,590,000	13,411,000
Benefit of foreign net operating loss carryforward	2,344,000	2,165,000
Depreciation	303,000	272,000
Alternative minimum tax	361,000	361,000
Non-qualified stock options	311,000	210,000
Other	21,000	31,000

	16,174,000	16,597,000
Deferred income tax liabilities:
Capitalized software development costs	(823,000)	(1,303,000)
Amortization of deductible goodwill	(194,000)	(154,000)

	(1,017,000)	(1,457,000)

Net deferred tax asset before allowance	15,157,000	15,140,000
Valuation allowance	(15,351,000)	(15,294,000)

Net deferred income tax liability	$(194,000)	$(154,000)

Realization of deferred tax assets is primarily dependent on future taxable income, the amount and timing of which is uncertain.  The valuation allowance is adjusted on a periodic basis to reflect management’s estimate of the realizable value of the net deferred tax assets.  Therefore, a valuation allowance has been recorded for the entire net deferred tax asset with the exception of $194,000 related to the deferred tax liability associated with indefinite-lived intangible assets.  Because indefinite-lived intangible assets and goodwill are not amortized for book purposes, the related deferred tax liabilities will not reverse until some indeterminate future period when the asset becomes impaired, are disposed of, or begin to reverse if they are reclassified as an amortizing intangible asset.  The expected timing of future reversals of deferred tax liabilities are to be taken into account when evaluating the realizability of deferred tax assets.  Therefore, the Company believes the reversal of deferred tax liabilities related to indefinite-lived intangible assets and goodwill should not be considered a source of future taxable income when assessing the realization of the Company’s deferred tax assets and as a result a deferred expense has been recorded.

The Company has a tax holiday in Israel, which expires in 2014.  Taxable income (loss) for the Israeli subsidiary was ($210,000) and $46,000 for the years ended December 31, 2010 and 2009, respectively.  The Israeli subsidiary has net carryforward losses for Israeli tax purposes of approximately $0.7 million.

As of December 31, 2010, the Company had a net operating loss carryforward for United States federal income tax purposes of approximately $31,467,000.  Included in the aggregate net operating loss carryforward is $8,900,000 of tax deductions related to equity transactions, the benefit of which will be credited to stockholders’ equity, if and when realized after the other tax deductions in the carryforwards have been realized. The net operating loss carryforwards expire between 2016 through 2030.

The Company does not provide for federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.  At December 31, 2010, the Company had not provided federal income taxes on cumulative earnings of individual international subsidiaries of $1,432,000.  Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions.  Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.  As noted above, the Company has significant net operating loss carryforwards for U.S. federal income taxes purposes, which are available to offset the potential tax liability if the earnings were to be distributed.

The extent to which the loss carryforward can be used to offset future taxable income and tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period.

The effective tax rate differed from the statutory U.S. federal income tax rate as follows:

	Year ended December 31,
	2010	2009
U.S. Federal Statutory Rate	34.0%	34.0%
State Tax	(0.3%)	11.0%
Permanent differences	(0.5%)	(7.0%)
Foreign benefit	(10.1%)	(0.9%)
Other	0.3%	3.8%
Valuation allowance	(25.5%)	(50.7%)

	(2.1%)	(9.8%)

10.  Line of Credit

On May 23, 2006 the Company entered into a secured revolving line of credit agreement with a bank.  That agreement was amended in June of 2008 with an expiration date of June 30, 2009. The line of credit was modified on July 31, 2009 to a guidance line of credit where all draws will be at the bank’s discretion which expired on December 31, 2010. The guidance line of credit had no fees associated with it. The guidance line of credit interest rate is the prime rate, with a floor of 5%. There were no amounts outstanding as of December 31, 2010 and 2009.

11.  Commitments and Contingencies

The Company leases facilities and equipment under non cancelable operating leases which include escalation clauses.  Rent expense for facility leases for the years ended December 31, 2010 and 2009 was $1,145,000 and $1,127,000, respectively.  Equipment and vehicle lease expense for the years ended December 31, 2010 and 2009 was $252,000 and $238,000, respectively.

Future minimum lease payments under the Company’s leases as of December 31, 2010 are as follows:

Operating Leases
2011	$1,224,000
2012	1,163,000
2013	881,000
2014	413,000
2015	230,000
Thereafter	236,000

Total minimum lease payments	$4,147,000

From time to time, the Company may be involved in certain legal actions and customer disputes arising in the ordinary course of business. In the Company’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial position or results of operations.

12.  Profit Sharing Plan/Savings Plan

The Company maintains a discretionary profit sharing plan, including a voluntary Section 401(k) feature, covering all qualified and eligible employees. Company contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  The Company may match 25% of eligible employees’ contributions to the 401(k) plan up to a maximum of 1.5% of each employee’s compensation. It was determined by the Board of Directors that there would be no match in 2010 and 2009.

13.  Equity Plans

Share-Based Awards

The Company records stock-based compensation using the modified prospective transition method.   Compensation costs in 2010 include compensation costs for all share-based payments granted to employees and directors based on the grant date fair value estimated.

As of December 31, 2010, the total unrecognized compensation cost related to non-vested options amounted to $393,000, which is expected to be recognized over the options’ remaining vesting periods of 2.73 years.  No income tax benefit was realized by the Company in the year ended December 31, 2010 as the Company maintains a full valuation allowance on its net deferred tax asset.

The Company has Stock Option Plans (the “Plans”) under which incentive and non-qualified stock options may be granted to its employees, officers, directors and others. Generally, incentive stock options are granted at fair value, become exercisable over a four-year period, and are subject to the employee’s continued employment. Non-qualified options are granted at exercise prices determined by the Board of Directors and vest over varying periods.  A summary of the status of the Company’s stock options as of December 31, 2010 and 2009 and changes during the years then ended are as follows:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
	Shares	Wtd. Avg. Exercise Price Per Share	Shares	Wtd. Avg. Exercise Price Per Share
Balance, December 31, 2008	469,000	$6.10	243,000	$6.10
Granted	104,000	3.39	-	-
Cancelled	(41,000)	4.74	-	-
Exercised	-	-	-	-
Expired	(1,000)	10.00	-	-

Balance, December 31, 2009	531,000	$5.20	307,000	$6.04
Granted	119,000	2.43	-	-
Cancelled	(14,000)	5.93	-	-
Exercised	(1,000)	2.75	-	-
Expired	(20,000)	12.26	-	-

Balance, December 31, 20010	615,000	$4.42	364,000	$5.35

During the third quarter of 2010, the 2006 Stock Option Plan was amended to authorize an additional 560,000 shares of Common Stock of the Company.  Including other existing plans, there are 534,000 shares available for granting future options as of December 31, 2010.  It is the Company’s policy to issue shares from authorized but unissued common stock when stock options are exercised.

The following table summarizes outstanding options that are vested and expected to vest under the Company’s stock option plans as of December 31, 2010:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding Options	615,000	$4.42	6.77	$46,000

Vested and Expected to Vest	473,000	$4.66	7.25	$32,000
Options Exercisable	364,000	$5.35	5.28	-

The intrinsic value of options exercised for the years ending December 31, 2010 and 2009 was $1,000 and $0, respectively.   The total fair value of shares vested for the years ended December 31, 2010 and 2009 was $303,000 and $341,000, respectively.

A summary of the status of the Company’s nonvested share options as of December 31, 2010 is presented below:

Non Vested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31, 2009	222,000	$2.89
Granted	119,000	1.83
Vested	(89,000)	3.26
Forfeited or expired	(1,000)	3.10
Nonvested at December 31, 2010	251,000	$2.26

The following table shows total share-based compensation expense included in the consolidated statement of operations:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Cost of Services and Maintenance	$54,000	$17,000
Product Development	21,000	16,000
Sales and Marketing	13,000	3,000
General and Administrative	197,000	151,000
Pre-tax share-based compensation	285,000	187,000
Income tax benefit	-	-
Stock-based compensation expense, net	$285,000	$187,000

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

Year ended December 31,	2010	2009
Revenues:
Software license fees
United States
Domestic	$822,000	$2,064,000
Total United States software license fees	822,000	2,064,000

United Kingdom	2,100,000	584,000
Asia/Pacific	2,039,000	17,000
Total foreign software license fees	4,139,000	601,000
Total software license fees	4,961,000	2,665,000

Services and maintenance
United States
Domestic	9,409,000	10,815,000
Export	-	925,000
Total United States services and maintenance revenue	9,409,000	11,740,000

Europe	2,570,000	2,120,000
Asia/Pacific	4,446,000	3,578,000
Total foreign services and maintenance revenue	7,016,000	5,698,000
Total services and maintenance revenue	16,425,000	17,438,000
Total revenue	$21,386,000	$20,103,000
Net loss income
United States	$(1,685,000)	$(349,000)
Europe	(499,000)	(605,000)
Asia/Pacific	614,000	55,000
Net loss income	$(1,570,000)	$(899,000)
Long lived assets
United States	$4,669,000	$5,491,000
Europe	17,000	25,000
Asia/Pacific	173,000	13,000
Total long-lived assets	$4,859,000	$5,529,000

Total assets
United States	$9,483,000	$11,290,000
Europe	3,313,000	1,414,000
Asia/Pacific	1,504,000	1,566,000
Total assets	$14,300,000	$14,270,000

15.  Selected Consolidated Quarterly Financial Data (Unaudited)

2010 Quarter Ended	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Revenues	$7,112,000	$4,988,000	$4,596,000	$4,690,000
Gross profit	3,724,000	1,727,000	1,271,000	1,557,000
Net income (loss)	1,301,000	(511,000)	(1,267,000)	(1,093,000)
Basic net income (loss) per share	$.34	$(.16)	$(.37)	$(.33)
Diluted net income (loss) per share	$.30	$(.16)	$(.37)	$(.33)
Shares used in computing basic net income (loss) per share (in thousands)	3,555	3,555	3,555	3,555
Shares used in computing diluted net income (loss) per share (in thousands)	4,381	3,555	3,555	3,555

2009 Quarter Ended	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Revenues	$5,597,000	$4,791,000	$4,931,000	$4,784,000
Gross profit	2,614,000	1,541,000	1,927,000	1,599,000
Net income (loss)	440,000	(353,000)	(258,000)	(728,000)
Basic net income (loss) per share	$.10	$(.12)	$(.09)	$(.23)
Diluted net income (loss) per share	$.10	$(.12)	$(.09)	$(.23)
Shares used in computing basic net income (loss) per share (in thousands)	3,554	3,554	3,554	3,554
Shares used in computing diluted net income (loss) per share (in thousands)	4,381	3,554	3,554	3,554

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management team conducted an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2010 the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting as of December 31, 2010

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

In accordance with the internal control reporting requirements of the Securities and Exchange Commission, management completed an assessment of the adequacy of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the COSO framework, management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s auditors pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its 2011 Annual Meeting of Stockholders proposed to be held on June 13, 2011, and the information therein is incorporated herein reference.

The information in the Proxy Statement set forth under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors Leadership Structure and Its Committees—Code of Conduct and Ethics,” “The Board of Directors Leadership Structure and Its Committees—Nominating and Corporate Governance Committee” and “The Board of Directors Leadership Structure and Its Committees—Audit Committee” is incorporated herein by reference.

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

See “Securities Authorized for Issuance Under Equity Compensation Plans” under Part II, Item 5.

Item 13.  Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference from the Proxy Statement under the captions “Certain Relationships and Related Transactions”  and “The Board of Directors Leadership Structure and its Committees.”

Item 14.  Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the Proxy Statement under the heading “Principal Accountant Fees and Services.”

PART IV

Item 15.                  Exhibits and Financial Statement Schedules.

(a)(1)(A)                Consolidated Financial Statements.

i)             Consolidated Balance Sheets at December 31, 2010 and 2009
ii)	Consolidated Statements of Operations for the years ended December 31, 2010 and 2009
iii)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010 and 2009
iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009
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
3.3	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 26, 2008).
4.1	Specimen certificate representing the Common Stock (Incorporated herein by
Reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-92778)).
10.1#	Amended and Restated 1995 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
10.2#                      Form of Non-Qualified Stock Option Agreement under the 1995 Non-Employee
Director Stock Option Plan (Incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on September 19, 1995 (File No. 33-97064)).
10.3#                      1997 Stock Option Plan (Incorporated herein by reference to Exhibit 10.10 to the
Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.4#
Form of Non-Qualified Stock Option Agreement under the 1997 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.5#                      Form of Incentive Stock Option Agreement under the 1997 Stock Option Plan
(Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.6#	1998 Stock Option Plan (Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
10.7#
Form of Non-Qualified Stock Option Agreement under the 1998 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.8#	Form of Incentive Stock Option Agreement under the 1998 Stock Option Plan.
(Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
10.9#	2001 Stock Option Plan (Incorporated herein by reference to Exhibit B to the Company’s Proxy Statement on Schedule 14A filed July 5, 2001).
10.10#	Form of Severance Agreement, dated April 14, 2008, between Astea International Inc. and certain of its officers.

Schedule of Differences

Each Severance Agreement executed with the executive officers listed below is substantially the same as the form of each other:

Officers	Title
Zack Bergreen	Chief Executive Officer
Fredric Etskovitz	Chief Financial Officer and Treasurer
John Tobin	President

10. 11
Preferred Stock Purchase Agreement by and between Astea International Inc. and Zack Bergreen, dated September 24, 2008 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 26, 2008).

10.12#	Amended and Restated 2006 Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2010).
10.13#	Form of Incentive Stock Option under Amended and Restated 2006 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed June 16, 2010).
10.14#	Form of Non Qualified Stock Options under Amended and Restated 2006 Stock Option Plan Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed June 16, 2010).
21.1*	Subsidiaries of the Registrant
23.1*                      Consent of Grant Thornton, LLP
24.1*                      Powers of Attorney (See the Signature Page).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

Exhibits.
* Filed herewith.
# Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of March 2011.

ASTEA INTERNATIONAL INC.

By: /s/Zack Bergreen
Zack Bergreen
Chief Executive Officer

March 24, 2011

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

Signature	Title	Date

/s/Zack Bergreen	Chief Executive Officer	March 24, 2011
Zack Bergreen	(Principal Executive Officer)

/s/Rick Etskovitz	Chief Financial Officer	March 24, 2011
Rick Etskovitz	(Principal Financial Officer and
Principal Accounting Officer)

/s/Thomas J. Reilly, Jr.	Director	March 24, 2011
Thomas J. Reilly, Jr.

/s/Zack Bergreen	Director	March 24, 2011
Zack Bergreen

/s/Adrian Peters	Director	March 24, 2011
Adrian Peters

/s/Eric Siegel	Director	March 24, 2011
Eric Siegel

EXHIBIT INDEX
No.	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton, LLP

24.1	Powers of Attorney (See the Signature Page).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 – President and Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer