Form 10-Q
period 2011-03-31
ASTEA INTERNATIONAL INC
filed 2011-05-12
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          March 31, 2011
or

[    ]    Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from                           to

Commission File Number: 0-26330

ASTEA INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	23-2119058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 Gibraltar Road, Horsham, PA	19044
(Address of principal executive offices)	(Zip Code)

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
Yes           No   X

As of May 9, 2011, 3,555,049 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2011 (Unaudited)	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,280,000	$2,404,000
Investments available for sale	135,000	206,000
Receivables, net of allowance of $113,000 (unaudited) and $115,000	6,335,000	6,328,000
Prepaid expenses and other	629,000	503,000
Total current assets	10,379,000	9,441,000

Property and equipment, net	546,000	340,000
Intangibles, net	606,000	640,000
Capitalized software, net	2,507,000	2,145,000
Goodwill	1,538,000	1,538,000
Restricted cash	121,000	87,000
Other assets	121,000	109,000

	$15,818,000	$14,300,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,981,000	$3,230,000
Deferred revenues	6,128,000	6,019,000
Total current liabilities	10,109,000	9,249,000

Long-term liabilities:
Deferred tax liability	203,000	194,000

Commitment and contingencies

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value, shares authorized 5,000,000; issued and outstanding 826,000	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,597,000; outstanding 3,555,000	36,000	36,000
Additional paid-in capital	31,066,000	31,083,000
Accumulated deficit, including accumulated comprehensive loss of of $556,000 and $589,000	(25,396,000)	(26,062,000)
Less: treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	5,506,000	4.857,000
Total liabilities and stockholders’ equity	$15,818,000	$14,300,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Software license fees	$2,286,000	$974,000
Services and maintenance	4,673,000	3,716,000

Total revenues	6,959,000	4,690,000
Costs and expenses:
Cost of software license fees	440,000	531,000
Cost of services and maintenance	3,013,000	2,602,000
Product development	486,000	891,000
Sales and marketing	1,309,000	785,000
General and administrative	1,074,000	973,000

Total costs and expenses	6,322,000	5,782,000
Income (loss) from operations	637,000	(1,092,000)
Interest income	5,000	9,000
Income (loss) before income taxes	642,000	(1,083,000)
Income tax expense	9,000	10,000
Net income (loss)	$633,000	$(1,093,000)
Preferred dividend	75,000	71,000

Net income (loss) allocable to common stockholders	$558,000	$(1,164,000)

Net income (loss)	$633,000	$(1,093,000)
Cumulative translation adjustment and unrealized gain on investment	33,000	120,000
Comprehensive income (loss)	$666,000	$(973,000)
Basic earnings (loss) per share allocable to common stockholders	$0.16	$(0.33)
Diluted earnings (loss) per share allocable to common stockholders	$0.13	$(0.33)
Weighted average shares outstanding used in computing basic earnings (loss) per share	3,555,000	3,555,000
Weighted average shares outstanding used in computing diluted earnings (loss) per share	4,447,000	3,555,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2011 (Unaudited)	For the Year Ended December 31, 2010
Convertible redeemable preferred Stock
Balance, beginning and end of period	$8,000	$8,000

Common stock
Balance, beginning and end of period	36,000	36,000

Additional paid-in-capital
Balance, beginning of period	31,083,000	31,005,000
Exercise of stock options	-	3,000
Dividends paid	(75,000)	(210,000)
Stock-based compensation	58,000	285,000
Balance, end of period	31,066,000	31,083,000

Accumulated deficit
Balance, beginning of period	(26,062,000)	(24,355,000)
Net income (loss)	633,000	(1,570,000)
Other comprehensive income (loss):
Net unrealized gain on investments available for sale	1,000	7,000
Translation adjustments	32,000	(144,000)

Comprehensive income (loss)	666,000	(1,707,000)

Balance, end of period	(25,396,000)	(26,062,000)

Treasury stock, at cost
Balance, beginning and end of period	(208,000)	(208,000)

Total stockholders’ equity	$5,506,000	$4,857,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$633,000	$(1,093,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	477,000	599,000
Recoveries of bad debt	(2,000)	(23,000)
Stock based compensation	58,000	74,000
Deferred tax	9,000	10,000
Changes in operating assets and liabilities:
Receivables	104,000	221,000
Prepaid expenses and other	(119,000)	(76,000)
Accounts payable and accrued expenses	588,000	229,000
Deferred revenues	117,000	1,181,000
Other assets	(12,000)	(64,000)
Net cash provided by operating activities	1,853,000	1,058,000
Cash flows from investing activities:
Sale of short term investments	497,000	299,000
Purchase of short term investments	(426,000)	(206,000)
Purchases of property and equipment	(72,000)	(45,000)
Capitalized software development costs	(753,000)	(274,000)
(Increase) decrease in restricted cash	(34,000)	4,000
Net cash used in investing activities	(788,000)	(222,000)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	-	3,000
Dividend payments on preferred stock	(75,000)	(45,000)
Net cash used in financing activities	(75,000)	(42,000)
Effect of exchange rate changes on cash	(114,000)	(88,000)
Net increase in cash and cash equivalents	876,000	706,000
Cash and cash equivalents, beginning of period	2,404,000	2,498,000
Cash and cash equivalents, end of period	$3,280,000	$3,204,000

Supplemental schedule of non-cash investing activities:
Lease incentive liability	$185,000	$-

See accompanying notes to the consolidated financial statements.

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements at March 31, 2011 and for the three month periods ended March 31, 2011 and 2010 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest annual report (Form 10-K) and our Form 10-Q’s for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010.  The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2011.

2.      RECENTLY ADOPTED ACCOUNTING GUIDANCE

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue recognition, which was effective for us beginning January 1, 2011.  Under the new guidance, arrangements that include tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance.  Software-enabled products will now be subject to other relevant revenue recognition guidance.  Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  Adoption of this new guidance has not had a material impact on our financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosure on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of fair value measurements hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which was effective for us beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

In June 2010, the FASB issued authoritative guidance on milestone method of revenue recognition, which was effective for us beginning January 1, 2011. Under the new guidance, it clarifies when revenue can be recognized when a milestone is achieved if the milestone meets all criteria to be considered substantive.  A milestone does not include events for which the occurrence is either contingent solely upon the passage of time or the result of a counter-party’s performance.

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

In December 2010, the FASB issued authoritative guidance which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts, which was effective for us beginning on January 1, 2011. Early adoption was not permitted. Under the new guidance reporting units with zero or negative carrying amounts will be required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in the FASB guidance document, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Adoption of this new guidance has not had a material impact on our financial statements.

3.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

4.      INVESTMENTS AVAILABLE FOR SALE

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

On March 31, 2011 and December 31, 2010 the fair value for all of the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale debt securities by major security type and class of security at March 31, 2011 and December 31, 2010 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Aggregate fair value
At March 31, 2011
Available-for-sale:
Mutual Funds	$133,000	$2,000	—	$135,000

	$133,000	$2,000	—	$135,000
At December 31, 2010
Available-for-sale:
Mutual Funds	$205,000	$1,000	—	$206,000

	$205,000	$1,000	—	$206,000

5.      INCOME TAX

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the first quarter 2011, there was no interest or penalties related to the settlement of audits.

At March 31, 2011, the Company maintains a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of future taxable income.

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

6.       STOCK-BASED COMPENSATION

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

As of March 31, 2011, the total unrecognized compensation cost related to non-vested options amounted to $343,000, which is expected to be recognized over the options’ average remaining vesting period of 2.56 years.  No income tax benefit was realized by the Company in the three months ended March 31, 2011.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model.

There were 10,000 options granted during the first three months of 2011.  During the same period in 2010, the Company granted 15,000 options.

Activity under the Company’s stock option plans is as follows:

	OPTIONS OUTSTANDING
	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2010	615,000	$4.42
Granted	10,000	3.20
Balance, March 31, 2011	625,000	$4.40

The following table summarizes outstanding options under the Company’s stock options plans as of March 31, 2011.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	625,000	$4.40	6.58	$897,000

Ending Vested and Expected to Vest	474,000	$4.67	7.01	$606,000

Options Exercisable	369,000	$5.32	5.09	$307,000

7.       EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed on the basis of the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic earnings (loss) per share, weighted average numbers of shares outstanding are used as the denominator.

In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had net income allocable to the common stockholders for the three months ended March 31, 2011 and a net loss allocable to common stockholders for the three months ended March 31, 2010.  Earnings (loss) per share is computed as follows:

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income (loss) allocable to common stockholders (A)	$558,000	$(1,164,000)

Denominator:
Weighted average shares used to compute net earnings (loss) allocable to common stockholders per common share-basic (B)	3,555,000	3,555,000
Conversion of preferred shares to common stock	826,000	-
Effect of dilutive stock options	66,000	-
Weighted average shares used to compute net earnings (loss) allocable to common stockholders per common share-dilutive (C)	4,447,000	3,555,000

Basic net earnings (loss) per share to common stockholders (A/B)	$0.16	$(0.33)

Dilutive net earnings (loss) per share to common stockholders (A/C)	$0.13	$(0.33)

All options outstanding at March 31, 2010 to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation as the inclusion of these options would have been antidilutive.

8.       MAJOR CUSTOMERS

For the three months ended March 31, 2011 and 2010, there was one customer that accounted for 17% and 15%, respectively, of total revenues.  At March 31, 2011, there were two customers that accounted for 20% and 12%, respectively of total accounts receivable.  At December 31, 2010, there were two customers that accounted for 31% and 11%, respectively, of total accounts receivable.

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

For the Three Months Ended,	March 31, 2011	March 31, 2010
Revenues:
Software license fees
United States	$794,000	$62,000
Total United States software license fees	794,000	62,000

Europe	210,000	216,000
Asia Pacific	1,282,000	696,000
Total international software license fees	1,492,000	912,000
Total software license fees	2,286,000	974,000

Services and maintenance
United States	2,589,000	2,345,000
Total United States service and maintenance revenue	2,589,000	2,345,000

Europe	920,000	551,000
Asia Pacific	1,164,000	820,000
Total international service and maintenance revenue	2,084,000	1,371,000
Total service and maintenance revenue	4,673,000	3,716,000
Total revenue	$6,959,000	$4,690,000
Net income (loss)
United States	$665,000	$(943,000)
Europe	(183,000)	(113,000)
Asia Pacific	151,000	(37,000)
Net income (loss)	$633,000	$(1,093,000)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This document contains various forward-looking statements and information that are based on management's beliefs, assumptions made by management and information currently available to management.  Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected.   Certain of these, as well as other risks and uncertainties are described in more detail herein and in Astea International Inc.’s (“Astea or the Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in its Summary of Accounting Policies, Note 2, in the Company’s 2010 Annual Report on Form 10-K.  The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Astea International Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

When appropriate, the Company may allocate a portion of its software revenue to post-contract support activities or to other services or products provided to the customer free of charge or at non-standard rates when provided in conjunction with the licensing arrangement.  Amounts allocated are based upon standard prices charged for those services or products which, in the Company’s opinion, approximate fair value.  Software license fees for resellers or other members of the indirect sales channel are based on a fixed percentage of the Company’s standard prices.  The Company recognizes software license revenue for such contracts based upon the terms and conditions provided by the reseller to its customer. The Company regularly communicates with its resellers and recognizes revenue based on information from its resellers regarding possible returns and collectability. However, the Company does not have a history of returns from the resellers.

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

For the three months ended March 31, 2011 and 2010, the Company recognized $6,959,000 and $4,690,000, respectively, of revenue related to software license fees and services and maintenance.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

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

Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release.  The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of March 31, 2011, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

Our annual impairment test, which was completed during the fourth quarter of 2010, indicated that the fair value of our one reporting unit exceeded the carrying value and, therefore, the goodwill amount was not impaired. The Company determined there was no triggering event at March 31, 2011 and December 31, 2010 which could require an interim impairment analysis.

Major Customers

For the three months ended March 31, 2011 and 2010 there was one customer that accounted for 17% and 15%, respectively, of total revenues.  At March 31, 2011, there were two customers that accounted for 20% and 12%, respectively, of total accounts receivable.  At December 31, 2010, there were two customers that accounted for 31% and 11% respectively, of total accounts receivable.

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

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expenses.  Such amounts were not material for the first three months of 2011 and 2010 and did not have a material impact on our financial position.

Currency Translation

The accounts of the international subsidiaries and branch operations translate the assets and liabilities of international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as other comprehensive loss in the accompanying consolidated statements of stockholders’ equity. Transaction gains and losses are included in net income (loss). General and administrative expenses include transaction gains (losses) of $32,000 and ($23,000) for the three months ended March 31, 2011 and 2010, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed on the basis of the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic earnings (loss) per share, weighted average numbers of shares outstanding are used as the denominator.

In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had a net income allocable to the common stockholders for the three months ended March 31, 2011 and a net loss allocable to common stockholders for the three months ended March 31, 2010.

Earnings (loss) per share is computed as follows:

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income (loss) allocable to common stockholders (A)	$558,000	$(1,164,000)

Denominator:
Weighted average shares used to compute net earnings (loss) allocable to common stockholders per common share-basic (B)	3,555,000	3,555,000
Conversion of preferred shares to common stock	826,000	-
Effect of dilutive stock options	66,000	-

Weighted average shares used to compute net earnings (loss) allocable to common stockholders per common share-dilutive (C)	4,447,000	3,555,000

Basic net earnings (loss) per share to common stockholders (A/B)	$0.16	$(0.33)

Dilutive net earnings (loss) per share to common stockholders (A/C)	$0.13	$(0.33)

All options outstanding at March 31, 2010 to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation as the inclusion of these options would have been antidilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), unrealized gains (losses) on investments available for sale and foreign currency translation adjustments.  The effects are presented in the accompanying Consolidated Statements of Stockholders’ Equity.

Stock-Based Compensation

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

Under the Company’s stock option plans, options awards generally vest over a four year period of continuous service and have a 10 year contractual term.   The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of the grant using the Black-Scholes Merton option pricing formula.  There were 10,000 and 15,000 options granted during the three months ended March 31, 2011 and 2010, respectively.

Convertible Redeemable Preferred Stock

On September 24, 2008 the Company issued 826,000 shares of Series-A Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred Stock at an initial rate of 6% and are payable only when, as and if declared by the Company’s Board of Directors, quarterly in arrears.

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

Results of Operations

Comparison of Three Months Ended March 31, 2011 and 2010

Revenues

Revenues increased $2,269,000 or 48%, to $6,959,000 for the three months ended March 31, 2011 from $4,690,000 for the three months ended March 31, 2010.  Software license fee revenues increased $1,312,000, or 135%, from the same period last year.  Services and maintenance fees for the three months ended March 31, 2011 amounted to $4,673,000, a 26% increase from the same quarter in 2010.

Software license fee revenues increased 135% to $2,286,000 in the first quarter of 2011 from $974,000 in the first quarter of 2010.  Astea Alliance license revenues increased $1,226000 or 129%, to $2,180,000 in the first quarter of 2011 from $954,000 in the first quarter of 2010. The increase results from license sales in all regions in which the Company operates but primarily the Asia Pacific region.  The Company sold $106,000 of software licenses from its FieldCentrix subsidiary, an increase of 430% from the same quarter of 2010.  The increase is attributable to a greater distribution of sales to existing customers in the first three months of 2011 compared to 2010.

Services and maintenance revenues increased to $4,673,000 from $3,716,000 in the first quarter of 2011, an increase of 26%.  Astea Alliance service and maintenance revenues increased by $1,118,000 or 43% compared to the first quarter of 2010.  The increase resulted from increased demand from customers from new license deals that closed in 2010.  Service and maintenance revenues generated by FieldCentrix, decreased by $160,000 or 15% from $1,051,000 to $891,000 during the same period in 2010. The decrease is due to a reduction in implementation projects compared to the same period in 2010.  In addition, DISPATCH-1 service and maintenance revenues of $64,000 in the first three months of 2011 remained fairly consistent compared to the same period in 2010.  The Company anticipates a future decline in service and maintenance revenue for DISPATCH-1 as the Company discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees decreased 17% to $440,000 in the first quarter of 2011 from $531,000 in the first quarter of 2010.  Included in the cost of software license fees are the fixed costs of capitalized software amortization and amortization of software acquired from FieldCentrix and the cost of all third party software embedded in the Company’s software licenses sold to customers.  The principal cause of the decrease in cost of revenues is lower amortization of capitalized software, as certain versions which were amortized in 2010 have been fully amortized prior to this quarter. Amortization of capitalized software development costs was $391,000 for the quarter ended March 31, 2011 compared to $480,000 for the same quarter in 2010.  The software license gross margin percentage was 81% in the first quarter of 2011 compared to 45% in the first quarter of 2010.  The improvement in license margin resulted primarily from both the significant increase in license revenues and a small decrease in cost of revenues.

Cost of services and maintenance increased 16% to $3,013,000 in the first quarter of 2011 from $2,602,000 in the first quarter of 2010. The increase in cost of service and maintenance is attributed primarily to an increase in headcount from last year to this year and increases in salaries in the beginning of 2011. The services and maintenance gross margin percentage was 36% in the first quarter of 2011 compared to 30% in the first quarter of 2010.  The increase in services and maintenance gross margin was primarily due to the increase in billable projects in all regions in which the Company operates.

 Product Development

Product development expense decreased 46% to $486,000 in the first quarter of 2011 from $891,000 in the first quarter of 2010. The large decrease resulted from an increase in capitalized product development costs in the first quarter of 2011 compared to the same period in 2010. In the first three months of 2011, the Company began a new development project and added significant functionality to an existing version of its Astea Alliance product compared to the prior year.  In addition, the Company released version 10 of its Astea Alliance product in January 2010, at which time capitalization of development costs ceased for that project.  Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Development costs of $753,000 were capitalized in the first quarter of 2010 compared to $274,000 during the same period in 2010.  Gross product development expense was $1,239,000 in the quarter ended March 31, 2011 which is 6% more than the same quarter in 2010.  Product development expense as a percentage of revenues decreased to 7% in the first quarter of 2011 compared with 19% in the first quarter of 2010.  The decrease in costs relative to revenues is due to the increase in revenues as well as decrease in product development cost.

Sales and Marketing

Sales and marketing expense increased 67% to $1,309,000 in the first quarter of 2011 from $785,000 in the first quarter of 2010. The increase in sales and marketing expense is attributable to an increase in costs associated with marketing projects, increases in headcount and an increase in commissions resulting from higher licenses sales. The Company continues to focus on improving its market presence through intensified marketing efforts to increase awareness of the Company’s products.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force. As a percentage of revenues, sales and marketing expense was 19% in the first three months of 2011 compared to 17% in the same period of 2010.

General and Administrative

General and administrative expenses increased 10% to $1,074,000 during the first quarter of 2011 from $973,000 in the first quarter of 2010.  The increase in general and administrative expenses is principally attributable to an increase in headcount, salary increases in the beginning of 2011 and management bonuses accrued in the first quarter of 2011.  As a percentage of revenue, general and administrative expenses decreased to 15% in the first quarter of 2011 from 21% in the first quarter of 2010.

Interest Income

Interest income decreased $4,000 to $5,000 in the first quarter of 2011 from the first quarter of 2010.  The decrease resulted primarily from a decrease in investments and the decline in interest rates paid on invested cash.

Income Tax Expense

The Company recorded a provision for income tax of $9,000 for the three months ended March 31, 2011 compared to $10,000 for the same period in 2010.

International Operations

The Company’s international operations contributed $3,576,000 of revenues in the first quarter of 2011, which is a 62% increase compared to revenues generated during the first quarter of 2010.  The Company’s revenues from international operations amounted to 51% of the total revenue for the first quarter in 2011, compared to 47% of total revenues for the same quarter in 2010.  The increase in international revenues compared to the same period in 2010 is primarily due to increased revenues generated by both the Asia Pacific region, as well as, an increase in the European region.

Net Income (Loss)

Net income for the three months ended March 31, 2011 was $633,000 compared to net loss of ($1,093,000) for the three months ended March 31, 2010.  The increase in the net income of $1,726,000 is primarily the result of a 48% increase in revenues, partially offset by a 9% increase in operating costs. The increase in operating expense was primarily due to increase in headcount in all regions.  The increase in revenues was primarily due to an increase in license sales in all regions and an increase in professional service revenue.

Liquidity and Capital Resources

    Operating Activities

Net cash generated by operating activities increased by $795,000 to $1,853,000 for the three months ended March 31, 2011 compared to cash provided by of $1,058,000 for the three months ended March 31, 2010. The increase was attributable to an increase in net income of $1,726,000, an increase in accounts payable of $359,000 and an increase in other long term assets of $52,000. Partially offsetting the increases in cash flow were a decrease in noncash expenses of $117,000, a decrease in accounts receivable of $117,000, a decrease in deferred revenue of $1,064,000, a decrease in prepaid expenses  of $43,000 and an increase deferred taxes of $1,000.

    Investing Activities

The Company used $788,000 for investing activities in the first three months of 2011 compared to $222,000 used in the first three months of 2010.  The increase in cash used for investing activities is attributable to the purchase of $220,000 of short term investments, an increase of $27,000 in the purchases of property and equipment, and an increase in capitalized software development costs of $479,000.  Partially offsetting the increases were sales of short term investments of $200,000 compared to the first three months of 2010 and the increase of $38,000 in restricted cash.

  Financing Activities

The Company used $75,000 for financing activities in the first three months of 2011 compared to using $42,000 in the same period of 2010.  In the first three months of 2011 and 2010, the only financing expenditures were payments of $75,000 and $45,000, respectively, of preferred stock dividends partially offset by the exercise of stock options which provided $3,000 in the first three months of 2010. The dividend payments increased in accordance with the underlying Series-A Convertible Preferred Stock agreement.

Due to the weakening of the U.S. dollar related to most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, the effect of exchange rates on cash provided an outflow of ($114,000) in 2011 compared to an outflow of ($88,000) in 2010.

At March 31, 2011, the Company had a working capital ratio of 1.03:1, with cash and investments available for sale of $3,415,000.  The Company believes that it has adequate cash resources to make the investments necessary to sustain its continuing operations for the next twelve months.  The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.  The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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

Variability of Quarterly Results and Potential Risks Inherent in the Business

The Company’s operations are subject to a number of risks, which are described in more detail in the Company’s prior SEC filings, including in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Risks which are peculiar to the Company on a quarterly basis, and which may vary from quarter to quarter, include but are not limited to the following:

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

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of March 31, 2011, the Company’s investments consisted of mutual funds.  The Company does not expect any material loss with respect to its investment portfolio.  In addition, the Company does not believe that a 10% change in interest rates would have a significant effect on its interest income.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency.  For the three months ended March 31, 2011, approximately 51% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect the Company’s business, financial condition or future results. The risks described in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

ASTEA INTERNATIONAL INC.

Date: May 12, 2011	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2011	/s/Rick Etskovitz
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