Form 10-Q
period 2011-06-30
ASTEA INTERNATIONAL INC
filed 2011-08-15
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011
or

[    ]         Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from                        ______________________             to           ______________________

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
Yes           No   X

As of August 9, 2011, 3,567,299 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2011 (Unaudited)	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,289,000	$2,404,000
Investments available for sale	629,000	206,000
Receivables, net of allowance of $99,000 (unaudited) and $115,000	5,849,000	6,328,000
Prepaid expenses and other	462,000	503,000
Total current assets	9,229,000	9,441,000

Property and equipment, net	563,000	340,000
Intangibles, net	572,000	640,000
Capitalized software, net	2,327,000	2,145,000
Goodwill	1,538,000	1,538,000
Restricted cash	119,000	87,000
Other assets	123,000	109,000
	$14,471,000	$14,300,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,740,000	$3,230,000
Deferred revenues	5,783,000	6,019,000
Total current liabilities	9,523,000	9,249,000

Long-term liabilities:
Deferred tax liability	213,000	194,000
Commitment and contingencies

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value, shares authorized 5,000,000; issued and outstanding 826,000	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,609,000 and 3,597,000; outstanding 3,567,000 and 3,555,000	36,000	36,000
Additional paid-in capital	31,084,000	31,083,000
Accumulated deficit, including accumulated comprehensive loss of of $581,000 and $589,000	(26,185,000)	(26,062,000)
Less: treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	4,735,000	4,857,000
Total liabilities and stockholders’ equity	$14,471,000	$14,300,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Revenues:
Software license fees	$1,036,000	$737,000	$3,322,000	$1,711,000
Services and maintenance	5,059,000	3,859,000	9,732,000	7,575,000
Total revenues	6,095,000	4,596,000	13,054,000	9,286,000
Costs and expenses:
Cost of software license fees	535,000	575,000	975,000	1,106,000
Cost of services and maintenance	3,507,000	2,750,000	6,520,000	5,352,000
Product development	1,083,000	818,000	1,569,000	1,709,000
Sales and marketing	969,000	982,000	2,278,000	1,767,000
General and administrative	760,000	769,000	1,834,000	1,742,000
Total costs and expenses	6,854,000	5,894,000	13,176,000	11,676,000

Loss from operations	(759,000)	(1,298,000)	(122,000)	(2,390,000)
Interest income, net	6,000	36,000	11,000	45,000
Loss before income taxes	(753,000)	(1,262,000)	(111,000)	(2,345,000)
Income tax expense	11,000	5,000	20,000	15,000
Net loss	(764,000)	(1,267,000)	(131,000)	(2,360,000)
Preferred dividend	75,000	70,000	150,000	141,000
Net loss available to common stockholders	$(839,000)	$(1,337,000)	$(281,000)	$(2,501,000)

Net loss	$(764,000)	$(1,267,000)	$(131,000)	$(2,360,000)
Cumulative translation adjustment and unrealized (loss) gain on investment	(25,000)	(56,000)	8,000	64,000
Comprehensive loss	$(789,000)	$(1,323,000)	$(123,000)	$(2,296,000)

Basic and diluted loss per share	$(0.24)	$(0.37)	$(0.08)	$(0.70)

Weighted average shares outstanding used in computing basic and diluted loss per common share	3,560,000	3,555,000	3,557,000	3,555,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Six Months Ended June 30, 2011 (Unaudited)	For the Year Ended December 31, 2010
Convertible redeemable preferred stock
Balance, beginning and end of period	$8,000	$8,000

Common stock
Balance, beginning and end of period	36,000	36,000

Additional paid-in-capital
Balance, beginning of period	31,083,000	31,005,000
Exercise of stock options	41,000	3,000
Dividends paid	(150,000)	(210,000)
Stock-based compensation	110,000	285,000
Balance, end of period	31,084,000	31,083,000

Accumulated deficit
Balance, beginning of period	(26,062,000)	(24,355,000)

Net loss	(131,000)	(1,570,000)
Other comprehensive loss:
Net unrealized gain (loss) on investments available for sale	(6,000)	7,000
Translation adjustments	14,000	(144,000)

Comprehensive loss	(123,000)	(1,707,000)

Balance, end of period	(26,185,000)	(26,062,000)

Treasury stock, at cost
Balance, beginning and end of period	(208,000)	(208,000)

Total stockholders’ equity	$4,735,000	$4,857,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(131,000)	$(2,360,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,073,000	1,174,000
Decrease in allowance for doubtful accounts	(16,000)	(59,000)
Stock-based compensation	110,000	148,000
Deferred tax	20,000	20,000
Changes in operating assets and liabilities:
Receivables	563,000	1,196,000
Prepaid expenses and other	37,000	(24,000)
Accounts payable and accrued expenses	362,000	(93,000)
Deferred revenues	(219,000)	814,000
Other assets	(13,000)	(58,000)
Net cash provided by operating activities	1,786,000	758,000
Cash flows from investing activities:
Sale of short term investments	491,000	423,000
Purchase of short term investments	(920,000)	(888,000)
Purchases of property and equipment	(154,000)	(75,000)
Capitalized software development costs	(1,079,000)	(457,000)
(Increase) decrease in restricted cash	(32,000)	18,000
Net cash used in investing activities	(1,694,000)	(979,000)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	41,000	3,000
Dividend payments on preferred stock	(150,000)	(90,000)
Net cash used in financing activities	(109,000)	(87,000)
Effect of exchange rate changes on cash	(98,000)	(50,000)
Net decrease in cash and cash equivalents	(115,000)	(358,000)
Cash and cash equivalents, beginning of period	2,404,000	2,498,000
Cash and cash equivalents, end of period	$2,289,000	$2,140,000

Supplemental schedule of non-cash investing activities:
Lease incentive liability	$177,000	$-
See accompanying notes to the consolidated financial statements.

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The consolidated financial statements at June 30, 2011 and for the six month periods ended June 30, 2011 and 2010 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest annual report (Form 10-K) and our Form 10-Q’s for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010 and March 31, 2011.  The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2011.

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

2.	Should be related solely to past performance,
3. 4.	Be reasonable relative to all deliverables and payment terms in the arrangement, and Should be considered in its entirety and cannot be bifurcated.

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

On June 30, 2011 and December 31, 2010 the fair value for all of the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale debt securities by major security type and class of security at June 30, 2011 and December 31, 2010 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Aggregate fair value
At June 30, 2011
Available-for-sale:
Mutual Funds	$634,000	$1,000	$(6,000)	$629,000
	$634,000	$1,000	$(6,000)	$629,000
At December 31, 2010
Available-for-sale:
Mutual Funds	$205,000	$1,000	—	$206,000
	$205,000	$1,000	—	$206,000

The aggregate fair value of mutual funds as of June 30, 2011 was $629,000. Included in this total were $529,000 of mutual funds which contained an unrealized loss of $6,000. These mutual funds contain investments that seek a high level of current income. The funds normally invest at least 80% of net assets, plus the amount of any borrowings for investment purposes, in floating or adjustable rate senior loans of any maturity or credit quality, including those rated below investment grade or determined by the fund's advisor to be of comparable quality. The unrealized loss on the mutual funds is due to the credit quality of the senior loans in the portfolio.   Based upon the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the second quarter 2011, there was no interest or penalties related to the settlement of audits.

At June 30, 2011, the Company maintained a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of future taxable income.

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

As of June 30, 2011, the total unrecognized compensation cost related to non-vested options amounted to $309,000, which is expected to be recognized over the options’ average remaining vesting period of 2.52 years.  No income tax benefit was realized by the Company in the six months ended June 30, 2011.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model.

There were 15,000 and 20,000 options granted during the first six months of 2011 and 2010, respectively.

Activity under the Company’s stock option plans is as follows:

	OPTIONS OUTSTANDING
	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2010	615,000	$4.42
Granted	15,000	3.82
Exercised	(12,000)	3.35
Canceled	(15,000)	3.39
Expired	(6,000)	5.70
Balance, June 30, 2011	597,000	$4.44

The following table summarizes outstanding options under the Company’s stock option plans as of June 30, 2011.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	597,000	$4.44	6.46	$799,000

Ending Vested and Expected to Vest	480,000	$4.66	6.79	$582,000

Options Exercisable	357,000	$5.36	5.04	$268,000

7.       LOSS PER SHARE

Loss per share is computed on the basis of the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic loss per share, weighted average numbers of shares outstanding are used as the denominator.

In the calculation of basic loss per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had a  net loss allocable to the common stockholders for the three months ended June 30, 2011 and 2010 and for the first six months ended June 30, 2011 and  2010.  Loss per share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net loss available to common shareholders	$(839,000)	$(1,337,000)	$(281,000)	$(2,501,000)

Denominator:
Weighted average shares used to compute net loss available to common shareholders per common share-basic	3,560,000	3,555,000	3,557,000	3,555,000
Effect of dilutive stock options	-	-	-	-
Weighted average shares used to compute net loss available to shareholders per common share-dilutive	3,560,000	3,555,000	3,557,000	3,555,000
Basic net loss per share to common shareholder	$(0.24)	$(0.37)	$(0.08)	$(0.70)

Dilutive net loss per share to common shareholder	$(0.24)	$(0.37)	$(0.08)	$(0.70)

All options outstanding at June 30, 2011 and 2010 to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation as the inclusion of these options would have been antidilutive.

8.       MAJOR CUSTOMERS

For the three months ended June 30, 2011 and 2010, no customer accounted for more than 10% of total revenues. For the six months ended June 30, 2011 there was one customer that accounted for 10% of total revenues and for the six months ended June 30, 2010 no customer accounted for more than 10% of total revenues.  At June 30, 2011, there were two customers that accounted for 20% and 10%, respectively of total accounts receivable.  At December 31, 2010, there were two customers that accounted for 31% and 11%, respectively, of total accounts receivable.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Software license fees
United States	$441,000	$299,000	$1,235,000	$362,000
Total United States
software license fees	441,000	299,000	1,235,000	362,000

Europe	85,000	254,000	295,000	470,000
Asia Pacific	510,000	184,000	1,792,000	879,000
Total foreign software
license fees	595,000	438,000	2,087,000	1,349,000

Total software license fees	1,036,000	737,000	3,322,000	1,711,000

Service and maintenance
United States	2,696,000	2,243,000	5,284,000	4,662,000
Total United States
service and maintenance revenue	2,696,000	2,243,000	5,284,000	4,662,000

Europe	1,181,000	787,000	2,101,000	1,334,000
Asia Pacific	1,182,000	829,000	2,347,000	1,579,000
Total foreign service and
maintenance revenue	2,363,000	1,616,000	4,448,000	2,913,000
Total service and maintenance
revenue	5,059,000	3,859,000	9,732,000	7,575,000

Total revenue	$6,095,000	$4,596,000	$13,054,000	$9,286,000

Net loss income
United States	$(545,000)	$(589,000)	$119,000	(1,532,000)
Europe	(73,000)	(315,000)	(255,000)	(428,000)
Asia Pacific	(146,000)	(363,000)	5,000	(400,000)

Net loss	$(764,000)	$(1,267,000)	$(131,000)	$(2,360,000)

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the three months ended June 30, 2011 and 2010, the Company recognized $6,095,000 and $4,596,000, respectively, of revenue related to software license fees and services and maintenance. For the six months ended June 30, 2011 and 2010, the Company recognized $13,054,000 and $9,286,000, respectively, of revenue related to software license fees and services and maintenance.

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

Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release.  The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of June 30, 2011, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

Our annual impairment test, which was completed during the fourth quarter of 2010, indicated that the fair value of our one reporting unit exceeded the carrying value and, therefore, the goodwill amount was not impaired. The Company determined there was no triggering event at June 30, 2011 and December 31, 2010 which could require an interim impairment analysis.

Major Customers

For the three months ended June 30, 2011 and 2010, no customer accounted for more than 10% of total revenues. For the six months ended June 30, 2011 there was one customer that accounted for 10% of total revenues and for the six months ended June 30, 2010 no customer accounted for more than 10% of total revenues.  At June 30, 2011, there were two customers that accounted for 20% and 10%, respectively of total accounts receivable.  At December 31, 2010, there were two customers that accounted for 31% and 11%, respectively, of total accounts receivable.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to credit risk, consist of cash equivalents and accounts receivable.  The Company’s policy is to limit the amount of credit exposure to any one financial institution.  The Company places investments with financial institutions evaluated as being creditworthy, or investing in short-term money market which are exposed to minimal interest rate and credit risk.  Cash balances are maintained with several banks.  Certain operating accounts may exceed the Federal Deposit Insurance Corporation (FDIC) limits.

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

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expenses.  Such amounts were not material for the first six months of 2011 and 2010 and did not have a material impact on our financial position.

Currency Translation

The accounts of the international subsidiaries and branch operations translate the assets and liabilities of international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as other comprehensive loss in the accompanying consolidated statements of stockholders’ equity. Transaction gains and losses are included in net income (loss). General and administrative expenses include transaction gains of $14,000 and $68,000 for the six months ended June 30, 2011 and 2010, respectively.

Loss Per Share

Loss per share is computed on the basis of the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic loss per share, weighted average numbers of shares outstanding are used as the denominator.

In the calculation of basic loss per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had net loss allocable to the common stockholders for the three months ended June 30, 2011 and 2010 and for the first six months ended June 30, 2011 and 2010.  Loss per share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net loss available to common shareholders	$(839,000)	$(1,337,000)	$(281,000)	$(2,501,000)

Denominator:
Weighted average shares used to compute net loss available to common shareholders per common share-basic	3,560,000	3,555,000	3,557,000	3,555,000
Effect of dilutive stock options	-	-	-	-
Weighted average shares used to compute net loss available to shareholders per common share-dilutive	3,560,000	3,555,000	3,557,000	3,555,000
Basic and dilutive net loss per share to common shareholder	$(0.24)	$(0.37)	$(0.08)	$(0.70)

All options outstanding at June 30, 2011 and 2010 to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation as the inclusion of these options would have been antidilutive.

Comprehensive Loss

Comprehensive loss consists of net loss, unrealized losses on investments available for sale and foreign currency translation adjustments.  The effects are presented in the accompanying Consolidated Statements of Stockholders’ Equity.

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

Under the Company’s stock option plans, options awards generally vest over a four year period of continuous service and have a 10 year contractual term.   The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of the grant using the Black-Scholes Merton option pricing formula.  There were 15,000 and 20,000 options granted during the six months ended June 30, 2011 and 2010, respectively.

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

Results of Operations

Comparison of Three Months Ended June 30, 2011 and 2010

Revenues

Revenues increased $1,499,000 or 33%, to $6,095,000 for the three months ended June 30, 2011 from $4,596,000 for the three months ended June 30, 2010.  Software license fee revenues increased $299,000, or 41%, from the same period last year.  Services and maintenance revenue for the three months ended June 30, 2011 amounted to $5,059,000, a 31% increase from the same quarter in 2010.

Software license fee revenues increased 41% to $1,036,000 in the second quarter of 2011 from $737,000 in the second quarter of 2010.  Astea Alliance license revenues increased $274,000 or 40%, to $959,000 in the second quarter of 2011 from $685,000 in the second quarter of 2010. The increase results from license sales in the US and  Asia Pacific region.  The Company sold $78,000 of software licenses from its FieldCentrix subsidiary, an increase of 50% from the same quarter of 2010.  The increase is attributable to a new customer sale in the second quarter of 2011 compared to sales to existing customers in the second quarter of 2010.

Services and maintenance revenues increased to $5,059,000 from $3,859,000 in the second quarter of 2011, an increase of 31%.  Astea Alliance service and maintenance revenues increased by $1,224,000 or 43% compared to the second quarter of 2010.  The increase resulted from increased demand from customers from new license deals that closed in 2010 and in the first quarter of 2011.  Service and maintenance revenues generated by FieldCentrix, decreased by $23,000 or 2% from $955,000 in 2010 to $932,000 during the same period in 2011. The decrease is due to a reduction in implementation projects compared to the same period in 2010.  In addition, DISPATCH-1 service and maintenance revenues of $63,000 in the second quarter of 2011 remained fairly consistent compared to the same period in 2010.  The Company anticipates a future decline in service and maintenance revenue for DISPATCH-1 as the Company discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees decreased 7% to $535,000 in the second quarter of 2011 from $575,000 in the second quarter of 2010.  Included in the cost of software license fees are the fixed costs of capitalized software amortization and amortization of software acquired from FieldCentrix and the cost of all third party software embedded in the Company’s software licenses sold to customers.  The principal cause of the decrease in cost of revenues is lower third party software costs in the second quarter of 2011 compared to the same period in 2010.  Amortization of capitalized software development costs was $506,000 for the quarter ended June 30, 2011 compared to $472,000 for the same quarter in 2010.  The software license gross margin percentage was 48% in the second quarter of 2011 compared to 22% in the first quarter of 2010.  The improvement in license margin resulted primarily from both the significant increase in license revenues and a small decrease in the cost of revenues.

Cost of services and maintenance increased 28% to $3,507,000 in the second quarter of 2011 from $2,750,000 in the second quarter of 2010. The increase in cost of service and maintenance is attributed primarily to an increase in headcount from last year to this year and increases in salaries in the beginning of 2011. The services and maintenance gross margin percentage was 31% in the second quarter of 2011 compared to 29% in the second quarter of 2010.  The increase in services and maintenance gross margin was primarily due to the increase in billable projects in all regions in which the Company operates.

Product Development

Product development expense increased 32% to $1,083,000 in the second quarter of 2011 from $818,000 in the second quarter of 2010. The increase resulted from additional headcount and new projects offset by an increase in capitalized product development costs in the second quarter of 2011 compared to the same period in 2010. In the second   quarter of 2011, the Company continued new development projects that added significant functionality to its Astea Alliance mobile product compared to the prior year. This product was released at the end of the second quarter 2011.  In addition, the Company released version 10 of its Astea Alliance product in January 2010, at which time capitalization of development costs ceased for that project.  Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Development costs of $259,000 were capitalized in the second quarter of 2011 compared to $183,000 during the same period in 2010.  Gross product development expense was $1,342,000 in the quarter ended June 30, 2011 which is 34% more than the same quarter in 2010.  Product development expense as a percentage of revenues remained at 18% for both the quarters ended June 30, 2011 and 2010.

Sales and Marketing

Sales and marketing expense decreased 1% to $969,000 in the second quarter of 2011 from $982,000 in the second quarter of 2010. The decrease in sales and marketing expense is attributable to a decrease in sales headcount and traveling expenses offset by an increase in marketing costs. The Company continues to focus on improving its market presence through intensified marketing efforts to increase awareness of the Company’s products.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force. As a percentage of revenues, sales and marketing expense was 16% in the quarter ended June 30, 2011 compared to 21% in the same period of 2010.

General and Administrative

General and administrative expenses decreased 1% to $760,000 during the second quarter of 2011 from $769,000 in the second quarter of 2010.  The decrease in general and administrative expenses is principally attributable to a decrease in legal fees and outside consultant fees offset by an increase in headcount.  As a percentage of revenue, general and administrative expenses decreased to 12% in the second quarter of 2011 from 17% in the second quarter of 2010.

Interest Income

Interest income decreased $30,000 to $6,000 in the second quarter of 2011 from the second quarter of 2010.  The decrease resulted primarily from a decrease in investments and the decline in interest rates paid on invested cash.

Income Tax Expense

The Company recorded a provision for income tax of $11,000 for the three months ended June 30, 2011 compared to $5,000 for the same period in 2010.

International Operations

The Company’s international operations contributed $2,958,000 of revenues in the second quarter of 2011, which is a 44% increase compared to revenues generated during the second quarter of 2010.  The Company’s revenues from international operations amounted to 49% of the total Company revenue for the second quarter in 2011, compared to 45% of total revenues for the same quarter in 2010.  The increase in international revenues compared to the same period in 2010 is primarily due to increased revenues generated by both the Asia Pacific and European regions.

Net Loss

Net loss for the three months ended June 30, 2011 was $764,000 compared to net loss of $1,267,000 for the three months ended June 30, 2010.  The reduction of the loss by $503,000 is primarily the result of a 33% increase in revenues, partially offset by a 16% increase in operating costs. The increase in operating expense was primarily due to increase in headcount in all regions.  The increase in revenues was primarily due to an increase in license sales in all regions and an increase in professional service revenue.

Comparison of Six Months Ended June 30, 2011 and 2010

Revenues

Revenues increased $3,768,000, or 41%, to $13,054,000 for the six months ended June 30, 2011 from $9,286,000 for the six months ended June 30, 2010.  Software license revenues increased 94% from the same period last year.  Service and maintenance fees for the six months ended June 30, 2011 amounted to $9,732,000 a 28% increase over the same period in 2010.

Software license fee revenues increased 94% to $3,322,000 in the first six months of 2011 from $1,711,000 in the first six months of 2010.  Astea Alliance license revenues increased $1,500,000 to $3,139,000 or 92% in the first six months of 2011 from $1,639,000 in the first six months of 2010. The increase resulted from Astea license sales in the US, Europe, and Asia Pacific to new and existing customers. Revenue from FieldCentrix increased by $112,000 or 156% to $184,000. The increase is attributable to one new license customer and sales to existing customers in the first six months of 2011 compared to only having a few add-on license sales to existing customers in the first six months of 2010.

Services and maintenance revenues increased 28% to $9,732,000 in the first six months of 2011 from $7,575,000 in the first six months of 2010. Astea Alliance service and maintenance revenue were $7,781,000, an increase of 43%, or $2,341,000 over the six months ended June 30, 2010. The increase resulted from increased projects from new customers in all operating regions.  There was a decrease of 9% or $185,000 of service and maintenance revenues from FieldCentrix in the first six months of 2011 compared to the same period last year. The decrease is due to a reduction in implementation projects and hosting services compared to the same period in 2010. In addition, DISPATCH-1 service and maintenance revenues of $127,000 in the second quarter of 2011 remained consistent compared to the same period in 2010.  The Company anticipates a future decline in service and maintenance revenue for DISPATCH-1 as the Company discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees decreased 12% to $975,000 in the first six months of 2011 from $1,106,000 in the first six months of 2010. Included in the cost of software license fees is the fixed cost of capitalized software amortization.  The principal cause of the decrease results from a decrease in third party software costs.  The software licenses gross margin percentage was 71% in the first six months of 2011 compared to 35% in the first six months of 2010. The improvement in license gross margin resulted primarily from the increase in license revenues and decreased third party costs.

Cost of services and maintenance increased 22% to $6,520,000 in the first six months of 2011 from $5,352,000 in the first six months of 2010.  The increase in cost of service and maintenance is attributed primarily to an increase in headcount from last year to this year and salary increase in 2011 offset by a decrease in outside consultants used in the US and European locations.  The services and maintenance gross margin percentage increased to 33% in the first six months of 2011 compared to 29% in the first six months of 2010.

Product Development

Product development expense decreased 8% to $1,569,000 in the first six months of 2011 from $1,709,000 in the first six months of 2010. The decrease resulted from an increase in capitalized product development costs in the first six months of 2011 compared to the same period in 2010. In 2011, the Company began several new development projects which added significant functionality to its existing version of its Astea Alliance products compared to the prior year.  In addition, the Company released version 10 of its Astea Alliance product in January 2010, at which time capitalization of development costs ceased for that project. Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Software development costs of $1,079,000 were capitalized in the first six months of 2011 compared to $457,000 during the same period in 2010.  Gross development expense was $2,648,000 during the first six months of 2011, 22% greater than $2,179,000 for the same period in 2010.  Product development as a percentage of revenues was 12% in the first six months of 2011 compared with 18% in the first six months of 2010.  The decrease in costs relative to revenues is due to the decrease in product development expense as well as increase in revenues.

Sales and Marketing

Sales and marketing expense increased 29% to $2,278,000 in the first six months of 2011 from $1,767,000 in the first six months of 2010. The increase in sales and marketing expense is attributable to an increase in marketing efforts in 2011, increase in salaries, increase in headcount, and an increase in commissions from higher licenses sales, partially offset by a decrease in outside consultants.  As a percentage of revenues, sales and marketing expenses decreased to 17% from 19% in the first six months of 2010.

General and Administrative

General and administrative expenses increased 5% to $1,834,000 in the first six months of 2011 from $1,742,000 in the first six months of 2010.   The increase in general and administrative expenses is attributable principally to the increase in headcount,  increases in operating expenses in our Japanese subsidiary and management bonuses accrued in the first quarter of 2011 offset by a decrease in legal fees and  outside consulting fees.  As a percentage of revenues, general and administrative expenses decreased to 14% from 19% in the first six months of 2010.

Interest Income

Interest income decreased $34,000 to $11,000 from $45,000 in the first six months of 2010.  The decrease resulted primarily from a decrease in investments and the decline in interest rates paid on invested cash.

Net Loss

Net loss for the six months ended June 30, 2011 was $131,000 compared to a net loss of $2,360,000 for the six months ended June 30, 2010.  The decrease in the net loss of $2,229,000 is a direct result of an increase in revenues of 41% partially offset by an increase  in operating costs of 13%.

Liquidity and Capital Resources

    Operating Activities

Net cash generated by operating activities increased by $1,028,000 to $1,786,000 for the six months ended June 30, 2011 compared to $758,000 for the six months ended June 30, 2010. The increase was attributable to a reduction in net loss of $2,229,000, an increase in accounts payable of $455,000, and an increase in other long term assets of $45,000. Partially offsetting the increases in cash flow were a decrease in noncash expenses of $96,000, a decrease in accounts receivable of $633,000, decrease in prepaid expense of $61,000 and a decrease in deferred revenue of $1,033,000. The significant decrease in deferred revenues was primarily due to a sale that occurred in the first quarter of 2010, but due to the terms of the agreement, license and professional services revenue was deferred until the completion of certain events that occurred in the fourth quarter of 2010.

    Investing Activities

The Company used $1,694,000 for investing activities in the first six months of 2011 compared to $979,000 used in the first six months of 2010.  The increase in cash used for investing activities is attributable to an increase in capitalized software development costs of $622,000, purchase of $32,000 of short term investments, and an increase of $79,000 in the purchases of property and equipment.  Partially offsetting the increases were sales of short term investments of $68,000 compared to the first six months of 2010 and the increase of $50,000 in restricted cash.

  Financing Activities

The Company used $109,000 for financing activities in the first six months of 2011 compared to using $87,000 in the same period of 2010.  In the first six months of 2011 and 2010, the only financing expenditures were payments of $150,000 and $90,000, respectively, of preferred stock dividends partially offset by the exercise of stock options which provided $41,000 and $3,000, respectively, in the first six months of 2011 and 2010. The dividend payments increased in accordance with the underlying Series-A Convertible Preferred Stock agreement.

Due to the weakening of the U.S. dollar related to most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, the effect of exchange rates on cash provided an outflow of ($98,000) in 2011 compared to an outflow of ($50,000) in 2010.

At June 30, 2011, the Company had a working capital ratio of .97:1, with cash and investments available for sale of $2,918,000.  The Company believes that it has adequate cash resources to make the investments necessary to sustain its continuing operations for the next twelve months. The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.  The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 2011, the Company’s investments consisted of mutual funds.  The Company does not expect any material loss with respect to its investment portfolio.  In addition, the Company does not believe that a 10% change in interest rates would have a significant effect on its interest income.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency. For the six months ended June 30, 2011, approximately 50% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4.              CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASTEA INTERNATIONAL INC.

Date:  August 15 , 2011                                                       /s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date:  August 15 , 2011                                                       /s/Rick Etskovitz
Rick Etskovitz
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Exhibit Index

No.	Description

31.1	Certification Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase