Form 10-Q
period 2011-09-30
ASTEA INTERNATIONAL INC
filed 2011-11-14
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011
or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from          _________________       to           ____________________

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
Yes           No   X

As of November 7, 2011, 3,567,299 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011 (Unaudited)	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,089,000	$2,404,000
Investments available for sale	419,000	206,000
Receivables, net of allowance of $99,000 (unaudited) and $115,000	6,402,000	6,328,000
Prepaid expenses and other	602,000	503,000
Total current assets	8,512,000	9,441,000

Property and equipment, net	552,000	340,000
Intangibles, net	538,000	640,000
Capitalized software, net	2,443,000	2,145,000
Goodwill	1,538,000	1,538,000
Restricted cash	117,000	87,000
Other assets	127,000	109,000
	$13,827,000	$14,300,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,726,000	$3,230,000
Deferred revenues	4,870,000	6,019,000
Total current liabilities	8,596,000	9,249,000

Long-term liabilities:
Deferred tax liability	223,000	194,000
Commitment and contingencies

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value, shares authorized 5,000,000; issued and outstanding 826,000	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,609,000 and 3,597,000; outstanding 3,567,000 and 3,555,000	36,000	36,000
Additional paid-in capital	31,068,000	31,083,000
Accumulated deficit, including accumulated comprehensive loss of of $541,000 and $589,000	(25,896,000)	(26,062,000)
Less: treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	5,008,000	4,857,000
Total liabilities and stockholders’ equity	$13,827,000	$14,300,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenues:
Software license fees	$1,707,000	$651,000	$5,030,000	$2,362,000
Services and maintenance	4,887,000	4,337,000	14,619,000	11,912,000
Total revenues	6,594,000	4,988,000	19,649,000	14,274,000
Costs and expenses:
Cost of software license fees	396,000	465,000	1,371,000	1,571,000
Cost of services and maintenance	3,252,000	2,796,000	9,773,000	8,148,000
Product development	850,000	674,000	2,419,000	2,383,000
Sales and marketing	1,093,000	875,000	3,371,000	2,642,000
General and administrative	754,000	697,000	2,588,000	2,439,000
Total costs and expenses	6,345,000	5,507,000	19,522,000	17,183,000

Income (loss) from operations	249,000	(519,000)	127,000	(2,909,000)
Interest income, net	10,000	18,000	21,000	63,000
Income (loss) before income taxes	259,000	(501,000)	148,000	(2,846,000)
Income tax expense	10,000	10,000	30,000	25,000
Net income (loss)	249,000	(511,000)	118,000	(2,871,000)
Preferred dividend	75,000	70,000	225,000	211,000
Net income (loss) available to common stockholders	$174,000	$(581,000)	$(107,000)	$(3,082,000)
Net income (loss)	$249,000	$(511,000)	$118,000	$(2,871,000)
Cumulative translation adjustment and unrealized (loss) gain on investment	39,000	(63,000)	48,000	(1,000)
Comprehensive income (loss)	$288,000	$(574,000)	$166,000	$(2,872,000)
Basic income (loss) per share	$0.05	$(0.16)	$(0.03)	$(0.87)
Diluted income (loss) per share	$0.04	$(0.16)	$(0.03)	$(0.87)

Weighted average shares outstanding used in computing basic income (loss) per common share	3,567,000	3,555,000	3,561,000	3,555,000
Weighted average shares outstanding used in computing diluted income (loss) per common share	4,402,000	3,555,000	3,561,000	3,555,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Nine Months Ended September 30, 2011 (Unaudited)	For the Year Ended December 31, 2010
Convertible redeemable preferred stock
Balance, beginning and end of period	$8,000	$8,000

Common stock
Balance, beginning and end of period	36,000	36,000

Additional paid-in-capital
Balance, beginning of period	31,083,000	31,005,000
Exercise of stock options	41,000	3,000
Dividends paid	(225,000)	(210,000)
Stock-based compensation	169,000	285,000
Balance, end of period	31,068,000	31,083,000

Accumulated deficit
Balance, beginning of period	(26,062,000)	(24,355,000)

Net income (loss)	118,000	(1,570,000)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments available for sale	(32,000)	7,000
Translation adjustments	80,000	(144,000)

Comprehensive income (loss)	166,000	(1,707,000)

Balance, end of period	(25,896,000)	(26,062,000)

Treasury stock, at cost
Balance, beginning and end of period	(208,000)	(208,000)

Total stockholders’ equity	$5,008,000	$4,857,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$118,000	$(2,871,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,467,000	1,724,000
Decrease in allowance for doubtful accounts	(16,000)	(77,000)
Stock-based compensation	169,000	222,000
Deferred tax	30,000	30,000
Changes in operating assets and liabilities:
Receivables	66,000	1,236,000
Prepaid expenses and other	(207,000)	(189,000)
Accounts payable and accrued expenses	502,000	132,000
Deferred revenues	(1,148,000)	660,000
Other assets	(18,000)	(62,000)
Net cash provided by operating activities	963,000	805,000
Cash flows from investing activities:
Sale of short term investments	675,000	764,000
Purchase of short term investments	(920,000)	(966,000)
Purchases of property and equipment	(197,000)	(215,000)
Capitalized software development costs	(1,510,000)	(805,000)
(Increase) decrease in restricted cash	(30,000)	23,000
Net cash used in investing activities	(1,982,000)	(1,199,000)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	41,000	3,000
Dividend payments on preferred stock	(225,000)	(135,000)
Net cash used in financing activities	(184,000)	(132,000)
Effect of exchange rate changes on cash	(112,000)	(9,000)
Net decrease in cash and cash equivalents	(1,315,000)	(535,000)
Cash and cash equivalents, beginning of period	2,404,000	2,498,000
Cash and cash equivalents, end of period	$1,089,000	$1,963,000

Supplemental schedule of non-cash investing activities:
Lease incentive liability	$169,000	$-
See accompanying notes to the consolidated financial statements.

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

The consolidated financial statements at September 30, 2011 and for the nine month periods ended September 30, 2011 and 2010 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest annual report (Form 10-K) and our Form 10-Q’s for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2011 and June 30, 2011.  The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2011.

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

3.  RECENT ACCOUNTING GUIDANCE NOT YET ADOPTED

In September 2011, the FASB amended the authoritative guidance related to goodwill impairment testing. The amendment simplifies the current two-step goodwill impairment test previously required by permitting entities to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required.

The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, all entities have the option to early adopt the amended guidance. The Board specifically noted that an entity that performed its annual or interim goodwill impairment test before the amended guidance was issued (September 15, 2011) would be able to early adopt the guidance and perform a qualitative assessment, provided that its financial statements for the most recent annual or interim period have not been issued (for public entities) or made available to be issued (for nonpublic entities). We believe adoption of this new guidance will not have a material impact on our financial statements.

Entities are permitted to make the election to perform the qualitative assessment on a period–by-period and reporting unit-by-reporting unit basis. Therefore, an entity might choose to perform the qualitative assessment for the year ended December 31, 2011, and to perform step one of the goodwill impairment test without doing a qualitative assessment in the subsequent year, or vice versa.

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

On September 30, 2011 and December 31, 2010 the fair value for all of the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale debt securities by major security type and class of security at September 30, 2011 and December 31, 2010 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Aggregate fair value
At September 30, 2011
Available-for-sale:
Mutual Funds	$451,000	$—	$(32,000)	$419,000
	$451,000	$—	$(32,000)	$419,000
At December 31, 2010
Available-for-sale:
Mutual Funds	$205,000	$1,000	—	$206,000
	$205,000	$1,000	—	$206,000

The aggregate fair value of mutual funds as of September 30, 2011 was $419,000. Included in this total were $419,000 of mutual funds which contained an unrealized loss of $32,000. These mutual funds contain investments that seek a high level of current income. The funds normally invest at least 80% of net assets, plus the amount of any borrowings for investment purposes, in floating or adjustable rate senior loans of any maturity or credit quality, including those rated below investment grade or determined by the fund's advisor to be of comparable quality. The unrealized loss on the mutual funds is due to the credit quality of the senior loans in the portfolio.   Based upon the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

6.  INCOME TAX

The Company has identified its federal tax return and its state returns in Pennsylvania and California as “major” tax jurisdictions.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2007 through 2010, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the third quarter 2011, there was no interest or penalties related to the settlement of any audits.

At September 30, 2011, the Company maintained a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of future taxable income.

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

As of September 30, 2011, the total unrecognized compensation cost related to non-vested options amounted to $271,000, which is expected to be recognized over the options’ average remaining vesting period of 2.42 years.  No income tax benefit was realized by the Company in the nine months ended September 30, 2011.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model.

There were 15,000 and 20,000 options granted during the first nine months of 2011 and 2010, respectively.

Activity under the Company’s stock option plans is as follows:

	OPTIONS OUTSTANDING
	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2010	615,000	$4.42
Granted	15,000	3.82
Exercised	(12,000)	3.35
Canceled	(20,000)	3.40
Expired	(6,000)	5.70
Balance, September 30, 2011	592,000	$4.45

The following table summarizes outstanding options under the Company’s stock option plans as of September 30, 2011.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	592,000	$4.45	6.19	$26,000

Ending Vested and Expected to Vest	483,000	$4.64	6.56	$19,000

Options Exercisable	360,000	$5.36	4.77	-

8.   EARNINGS (LOSS) PER SHARE

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

In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had net income allocable to the common stockholders for the three months ended September 30, 2011 and a net loss allocable to common stockholders for the three months ended September 30, 2010 and for the nine months ended September 30, 2011 and 2010.  Earnings (loss) per share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss) allocable to common stockholders (A)	$174,000	$(581,000)	$(107,000)	$(3,082,000)

Denominator:
Weighted average shares used to compute net earnings (loss) allocable to common stockholders per common share-basic (B)	3,567,000	3,555,000	3,561,000	3,555,000
Conversion of preferred shares to common stock	826,000	-	-	-
Effect of dilutive stock options	9,000	-	-	-
Weighted average shares used to compute net earnings (loss) allocable to common stockholders per common share-dilutive (C)	4,402,000	3,555,000	3,561,000	3,555,000
Basic net earnings (loss) per share to common stockholders (A/B)	$0.05	$(0.16)	$(0.03)	$(0.87)

Diluted net earnings (loss) per share to common stockholders (A/C)	$0.04	$(0.16)	$(0.03)	$(0.87)

All options outstanding to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation for the three months ended September 30, 2010 and the nine months ended September 30, 2011 and 2010 as the inclusion of these options would have been antidilutive.

9.       MAJOR CUSTOMERS

For the three months ended September 30, 2011 there were two customers that accounted for 15% and 12% of total revenues and for the three months ended September 30, 2010 there was one customer that accounted for 11% of total revenues.  For the nine months ended September 30, 2011 there was one customer that accounted for 12% of total revenues and for the nine months ended September 30, 2010 there were no customers that accounted for more than 10% of total revenues.  At September 30, 2011, there were three customers that accounted for 20%, 16% and 10%, respectively, of total accounts receivable.  At December 31, 2010, there were two customers that accounted for 31% and 11%, respectively, of total accounts receivable.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Software license fees
United States	$459,000	$252,000	$1,696,000	$614,000
Total United States
software license fees	459,000	252,000	1,696,000	614,000

Europe	309,000	160,000	604,000	630,000
Asia Pacific	939,000	239,000	2,730,000	1,118,000
Total foreign software
license fees	1,248,000	399,000	3,334,000	1,748,000

Total software license fees	1,707,000	651,000	5,030,000	2,362,000

Service and maintenance
United States	2,633,000	2,381,000	7,918,000	7,043,000
Total United States
service and maintenance revenue	2,633,000	2,381,000	7,918,000	7,043,000

Europe	1,057,000	621,000	3,158,000	1,955,000
Asia Pacific	1,197,000	1,335,000	3,543,000	2,914,000
Total foreign service and
maintenance revenue	2,254,000	1,956,000	6,701,000	4,869,000
Total service and maintenance
revenue	4,887,000	4,337,000	14,619,000	11,912,000

Total revenue	$6,594,000	$4,988,000	$19,649,000	$14,274,000

Net income (loss)
United States	$324,000	$(419,000)	$373,000	$(1,951,000)
Europe	165,000	(86,000)	(90,000)	(514,000)
Asia Pacific	(240,000)	(6,000)	(165,000)	(406,000)

Net income (loss)	$249,000	$(511,000)	$118,000	$(2,871,000)

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the three months ended September 30, 2011 and 2010, the Company recognized $6,594,000 and $4,988,000, respectively, of revenue related to software license fees and services and maintenance. For the nine months ended September 30, 2011 and 2010, the Company recognized $19,649,000 and $14,274,000, respectively, of revenue related to software license fees and services and maintenance.

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

Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release.  The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of September 30, 2011, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

Our annual impairment test, which was completed during the fourth quarter of 2010, indicated that the fair value of our one reporting unit exceeded the carrying value and, therefore, the goodwill amount was not impaired. The Company determined there was no triggering event at September 30, 2011 and December 31, 2010 which could require an interim impairment analysis.

Major Customers

For the three months ended September 30, 2011 there were two customers that accounted for 15% and 12% of total revenues and for the three months ended September 30, 2010 there was one customer that accounted for 11% of total revenues.  For the nine months ended September 30, 2011 there was one customer that accounted for 12% of total revenues and for the nine months ended September 30, 2010 there were no customers that accounted for more than 10% of total revenues.  At September 30, 2011, there were three customers that accounted for 20%, 16% and 10%, respectively, of total accounts receivable.  At December 31, 2010, there were two customers that accounted for 31% and 11%, respectively, of total accounts receivable.

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

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expenses.  Such amounts were not material for the first nine months of 2011 and 2010 and did not have a material impact on our financial position.

Currency Translation

The accounts of the international subsidiaries and branch operations translate the assets and liabilities of international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as other comprehensive loss in the accompanying consolidated statements of stockholders’ equity. Transaction gains and losses are included in net income (loss). General and administrative expenses include transaction (losses) gains of ($33,000) and $28,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had net income allocable to the common stockholders for the three months ended September 30, 2011 and a net loss allocable to common stockholders for the three months ended September 30, 2010 and for the nine months ended September 30, 2011 and 2010.  Earnings (loss) per share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss) allocable to common stockholders (A)	$174,000	$(581,000)	$(107,000)	$(3,082,000)

Denominator:
Weighted average shares used to compute net earnings (loss) allocable to common stockholders per common share-basic (B)	3,567,000	3,555,000	3,561,000	3,555,000
Conversion of preferred shares to common stock	826,000	-	-	-
Effect of dilutive stock options	9,000	-	-	-
Weighted average shares used to compute net earnings (loss) allocable to common stockholders per common share-dilutive (C)	4,402,000	3,555,000	3,561,000	3,555,000
Basic net earnings (loss) per share to common stockholders (A/B)	$0.05	$(0.16)	$(0.03)	$(0.87)

Diluted net earnings (loss) per share to common stockholders (A/C)	$0.04	$(0.16)	$(0.03)	$(0.87)

All options outstanding to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation for the three months ended September 30, 2010 and the nine months ended September 30, 2011 and 2010 as the inclusion of these options would have been antidilutive.

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

Under the Company’s stock option plans, options awards generally vest over a four year period of continuous service and have a 10 year contractual term.   The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of the grant using the Black-Scholes Merton option pricing formula.  There were 20,000 options granted during the nine months ended September 30, 2011 and 2010.

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

Results of Operations

Comparison of Three Months Ended September 30, 2011 and 2010

Revenues

Revenues increased $1,606,000 or 32%, to $6,594,000 for the three months ended September 30, 2011 from $4,988,000 for the three months ended September 30, 2010.  Software license fee revenues increased $1,056,000, or 162%, from the same period last year.  Services and maintenance revenue for the three months ended September 30, 2011 amounted to $4,887,000, a 13% increase from the same quarter in 2010.

Software license fee revenues increased 162% to $1,707,000 in the third quarter of 2011 from $651,000 in the third quarter of 2010.  Astea Alliance license revenues increased $1,142,000 or 202%, to $1,707,000 in the third quarter of 2011 from $565,000 in the third quarter of 2010. The increase resulted from license sales in all regions in which the Company operates. There were no software licenses revenues from its FieldCentrix subsidiary in the third quarter of 2011 compared to $86,000 in the third quarter of 2010. The FieldCentrix license sale in 2010 was to a new customer.

Services and maintenance revenues increased to $4,887,000 from $4,337,000 in the third quarter of 2011, an increase of 13%.  Astea Alliance service and maintenance revenues increased by $762,000 or 24% compared to the third quarter of 2010.  The increase resulted from increased demand from customers from new license deals that closed in the first nine months of 2011.  Service and maintenance revenues generated by FieldCentrix, decreased by $212,000 or 20% from $1,053,000 in 2010 to $841,000 during the same period in 2011. The decrease is due to a reduction in implementation projects compared to the same period in 2010.  DISPATCH-1 service and maintenance revenues of $64,000 in the third quarter of 2011 remained constant compared to the same period in 2010.  The Company anticipates a future decline in service and maintenance revenue for DISPATCH-1 as the Company discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees decreased 15% to $396,000 in the third quarter of 2011 from $465,000 in the third quarter of 2010.  Included in the cost of software license fees are the fixed costs of capitalized software amortization and amortization of software acquired from FieldCentrix and the cost of all third party software embedded in the Company’s software licenses sold to customers.  The principal cause of the decrease in cost of revenues is lower amortization of capitalized software costs in the third quarter of 2011 compared to the same period in 2010.  Amortization of capitalized software development costs was $314,000 for the quarter ended September 30, 2011 compared to $443,000 for the same quarter in 2010.  The software license gross margin percentage was 77% in the third quarter of 2011 compared to 29% in the third quarter of 2010.  The improvement in license margin resulted primarily from both the significant increase in license revenues and a decrease in capitalized software amortization.

Cost of services and maintenance increased 16% to $3,252,000 in the third quarter of 2011 from $2,796,000 in the third quarter of 2010. The increase in cost of service and maintenance is attributed primarily to an increase in headcount from last year to this year. The services and maintenance gross margin percentage was 33% in the third quarter of 2011 compared to 36% in the third quarter of 2010.  The decrease in services and maintenance gross margin was primarily due to increase in expenses mainly related to the increased headcount offset by an increase in billable projects in all regions in which the Company operates.

Product Development

Product development expense increased 26% to $850,000 in the third quarter of 2011 from $674,000 in the third quarter of 2010. The increase resulted from additional headcount and new development projects in 2011 offset by an increase in capitalized product development costs in the third quarter of 2011 compared to the same period in 2010. In the third quarter of 2011, the Company continued with its current development projects and completed a FieldCentrix mobile development project. The FieldCentrix mobile product was released in October 2011.  Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Development costs of $430,000 were capitalized in the third quarter of 2011 compared to $331,000 during the same period in 2010.  Gross product development expense was $1,280,000 in the quarter ended September 30, 2011 which is 27% more than the same quarter in 2010.  Product development expense as a percentage of revenues remained fairly consistent at 13% for the quarter ended September 30, 2011 compared to 14% for the quarter ended 2010.

Sales and Marketing

Sales and marketing expense increased 25% to $1,093,000 in the third quarter of 2011 from $875,000 in the third quarter of 2010. The increase in sales and marketing expense is attributable to increases in commissions from higher licenses sales and an increase in marketing costs partially offset by a decrease in the use of outside consultants. The Company continues to focus on improving its market presence through intensified marketing efforts to increase awareness of the Company’s products.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force. As a percentage of revenues, sales and marketing expense was 17% in the quarter ended September 30, 2011 compared to 18% in the same period of 2010.

General and Administrative

General and administrative expenses increased 8% to $754,000 during the third quarter of 2011 from $697,000 in the third quarter of 2010.  The increase in general and administrative expenses is principally attributable to an increase in headcount.  As a percentage of revenue, general and administrative expenses decreased to 11% in the third quarter of 2011 from 14% in the third quarter of 2010.

Interest Income

Interest income decreased $8,000 to $10,000 in the third quarter of 2011 from the third quarter of 2010.  The decrease resulted primarily from a decrease in investments and the decline in interest rates paid on invested cash.

Income Tax Expense

The Company recorded a provision for income tax of $10,000 for both the three months ended September 30, 2011 and 2010.

International Operations

The Company’s international operations contributed revenues of $3,502,000 in the third quarter of 2011, which is a 49% increase compared to revenues generated during the third quarter of 2010.  The Company’s revenues from international operations amounted to 53% of the total Company revenue for the third quarter in 2011, compared to 47% of total revenues for the same quarter in 2010.  The increase in international revenues compared to the same period in 2010 is primarily due to increases in license revenues of 293% in the Asia Pacific region and 93% in EMEA.

Net Income (Loss)

Net income for the three months ended September 30, 2011 was $249,000 compared to a net loss of $511,000 for the three months ended September 30, 2010.  The reduction of the loss is primarily the result of a 32% increase in revenues, partially offset by a 15% increase in operating costs. The increase in operating expense was primarily due to increases in headcount in all regions.  The increase in revenues was primarily due to an increase in license sales in all regions as well as increases in related professional services revenue.

Comparison of Nine Months Ended September 30, 2011 and 2010

Revenues

Revenues increased $5,375,000, or 38%, to $19,649,000 for the nine months ended September 30, 2011 from $14,274,000 for the nine months ended September 30, 2010.  Software license revenues increased 113% from the same period last year.  Service and maintenance fees for the nine months ended September 30, 2011 amounted to $14,619,000 a 23% increase over the same period in 2010.

Software license fee revenues increased 113% to $5,030,000 in the first nine months of 2011 from $2,362,000 in the first nine months of 2010.  Astea Alliance license revenues increased $2,641,000 to $4,846,000 or 120% in the first nine months of 2011 from $2,205,000 in the first nine months of 2010. The increase resulted from Astea license sales in the US, Europe, and Asia Pacific to new and existing customers. Revenue from FieldCentrix increased by $27,000 or 17% to $184,000. The increase is attributable to one new license customer and sales to existing customers in the first nine months of 2011 compared to only having a few add-on license sales to existing customers in the first nine months of 2010.

Services and maintenance revenues increased 23% to $14,619,000 in the first nine months of 2011 from $11,912,000 in the first nine months of 2010. Astea Alliance service and maintenance revenue were $11,764,000, an increase of 36%, or $3,103,000 over the nine months ended September 30, 2010. The increase resulted from increased projects from new customers in all operating regions.  There was a decrease of 13% or $391,000 of service and maintenance revenues from FieldCentrix in the first nine months of 2011 compared to the same period last year. The decrease is due to a reduction in implementation projects and hosting services compared to the same period in 2010. DISPATCH-1 service and maintenance revenues of $190,000 in the first nine months of 2011 were $1,000 less than the same period last year.  The Company anticipates a future decline in service and maintenance revenue for DISPATCH-1 as the Company discontinued development of DISPATCH-1 at the end of 1999.

Costs of Revenues

Cost of software license fees decreased 13% to $1,371,000 in the first nine months of 2011 from $1,571,000 in the first nine months of 2010. Included in the cost of software license fees is the fixed cost of capitalized software amortization.  The principal cause of the decrease results from a decrease in the amortization of capitalized software costs.  The software licenses gross margin percentage was 73% in the first nine months of 2011 compared to 33% in the first nine months of 2010. The improvement in license gross margin resulted primarily from the increase in license revenues and decreased amortization of capitalized software development costs.

Cost of services and maintenance increased 20% to $9,773,000 in the first nine months of 2011 from $8,148,000 in the first nine months of 2010.  The increase in cost of service and maintenance is attributed primarily to an increase in headcount from last year to this year.  The services and maintenance gross margin percentage increased to 33% in the first nine months of 2011 compared to 32% in the first nine months of 2010.

Product Development

Product development expense increased 2% to $2,419,000 in the first nine months of 2011 from $2,383,000 in the first nine months of 2010. The increase was primarily due to the increase in headcount. Fluctuations in product development expense from period to period can vary due to the amount of product development expense which is capitalized.  Software development costs of $1,510,000 were capitalized in the first nine months of 2011 compared to $805,000 during the same period in 2010. In 2011, the Company began several new development projects which added significant functionality to its existing version of its Astea Alliance products compared to the prior year.  In addition, the Company released version 10 of its Astea Alliance product in January 2010, at which time capitalization of development costs ceased for that project.  Gross development expense was $3,929,000 during the first nine months of 2011, 23% greater than $3,188,000 for the same period in 2010.  Product development as a percentage of revenues was 12% in the first nine months of 2011 compared with 17% in the first nine months of 2010.  The decrease in costs relative to revenues is due to the increase in revenues, as gross development expenses increased in 2011 compared to 2010.

Sales and Marketing

Sales and marketing expense increased 28% to $3,371,000 in the first nine months of 2011 from $2,642,000 in the first nine months of 2010. The increase in sales and marketing expense is attributable to an increase in marketing efforts in 2011, increase in salaries, and an increase in commissions from higher licenses sales, partially offset by a decrease in outside consultants.  As a percentage of revenues, sales and marketing expenses decreased to 17% from 19% in the first nine months of 2010.

General and Administrative

General and administrative expenses increased 6% to $2,588,000 in the first nine months of 2011 from $2,439,000 in the first nine months of 2010.   The increase in general and administrative expenses is attributable to the increase in headcount,  increases in operating expenses in our Japanese subsidiary and management bonuses accrued in the first quarter of 2011 partially offset by a decrease in outside consulting fees. As a percentage of revenues, general and administrative expenses decreased to 13% from 17% in the first nine months of 2010.

Interest Income

Interest income decreased $42,000 to $21,000 from $63,000 in the first nine months of 2010.  The decrease resulted primarily from a decrease in investments and the decline in interest rates paid on invested cash.

Net Income (Loss)

Net income for the nine months ended September 30, 2011 was $118,000 compared to a net loss of $2,871,000 for the nine months ended September 30, 2010.  The increase in the net income of $2,989,000 is a direct result of an increase in revenues of 38% partially offset by an increase in operating costs of 14%.

Liquidity and Capital Resources

    Operating Activities

Net cash generated by operating activities increased by $158,000 to $963,000 for the nine months ended September 30, 2011 compared to $805,000 for the nine months ended September 30, 2010. The increase was attributable to an increase in net income of $2,989,000, an increase in accounts payable and accrued expense of $370,000 and an increase in other long term assets of $44,000. Offsetting the increases in cash flow were a  decrease in accounts receivable of $1,170,000, decrease in prepaid expense of $18,000 and a decrease in deferred revenue of $1,808,000. The significant decrease in deferred revenues was primarily due to a sale that occurred in the first quarter of 2010, but due to the terms of the agreement, license and professional services revenue was deferred until the completion of certain events that occurred in the fourth quarter of 2010.

    Investing Activities

The Company used $1,982,000 for investing activities in the first nine months of 2011 compared to $1,199,000 used in the first nine months of 2010.  The increase in cash used for investing activities is attributable to an increase in capitalized software development costs of $705,000 offset by a decrease of $18,000 in the purchases of property and equipment, decrease in the purchase of short term investments of $46,000, a decrease in sales of short term investments of $89,000 and the increase of $53,000 in restricted cash compared to the first nine months of 2010.

    Financing Activities

The Company used $184,000 for financing activities in the first nine months of 2011 compared to using $132,000 in the same period of 2010.  In the first nine months of 2011 and 2010, the only financing expenditures were payments of $225,000 and $135,000, respectively, of preferred stock dividends; partially offset by the exercise of stock options which provided $41,000 and $3,000, respectively, in the first nine months of 2011 and 2010. The dividend payments increased in accordance with the underlying Series-A Convertible Preferred Stock agreement.

Due to the weakening of the U.S. dollar related to most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, the effect of exchange rates on cash provided an outflow of ($112,000) in 2011 compared to an outflow of ($9,000) in 2010.

At September 30, 2011, the Company had a working capital ratio of .99:1, with cash and investments available for sale of $1,508,000.  The Company believes that it has adequate cash resources to make the investments necessary to sustain its continuing operations for the next twelve months. The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.  The Company does not anticipate that its operations or financial condition will be affected materially by inflation.

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

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2011, the Company’s investments consisted of mutual funds.  The Company does not expect any material loss with respect to its investment portfolio.  In addition, the Company does not believe that a 10% change in interest rates would have a significant effect on its interest income.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency. For the nine months ended September 30, 2011, approximately 53% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4.              CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASTEA INTERNATIONAL INC.

Date: November 14, 2011	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	/s/Rick Etskovitz
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