Form 10-K
period 2011-12-31
ASTEA INTERNATIONAL INC
filed 2012-03-27
CIK 945989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K
(Mark One)
☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2011

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 if the Exchange Act.)Yes ☐    No ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2011 (based on the closing price of $5.30 as reported by the Capital Market of The NASDAQ Stock Market LLC as of such date) was $12,003,991.  For purposes of determining this amount only, the registrant has defined affiliates of the registrant to include the executive officers and directors of registrant and holders of more than 10% of the registrant’s common stock on June 30, 2011.

As of March 15, 2012, 3,567,299 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain, in addition to historical information, forward-looking statements.  These forward-looking statements are based on the Company’s current assumptions, expectations and projections about future events.  Words like “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements are estimates reflecting the best judgment of the Company’s management and actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	each of the factors discussed in Item 1A of this Annual Report on Form 10-K, Risk Factors, as well as risks discussed elsewhere in this report;
•	our ability to recruit and retain key technical and management personnel;
•	changes in existing laws;
•	our ability to expand our customer base;
•	infringement on the proprietary rights of our property and the rights of others;
•	competitive pricing pressures in the service management industry and our responses to those pressures;
•	our ability to develop new products on a timely basis that keep pace with new technological developments;
•	our increased dependence on technology from third parties; and
•	our ability to expand our products into international markets.

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

The Company is not under any obligation and does not intend to make publicly available any update or other revision to any forward-looking statements to reflect circumstances existing after the date of this Annual Report on Form 10-K or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized.

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

Astea’s software has been licensed to approximately 650 companies worldwide. Customers range from mid-size organizations to large, multinational corporations with geographically dispersed locations around the globe. The Company markets and supports its products through a worldwide network of direct and indirect sales and services offices with corporate headquarters in the United States and regional headquarters in the United Kingdom, Australia and Japan.  Sales partners include distributors (value-added resellers, system integrators and sales agents) and original equipment manufacturing partners (“OEM partners”). See Note 14 to the Consolidated Financial Statements Geographic Segment Data for revenues, income (loss) from operations and long lived assets related to each of the Company’s geographic operating regions for the past two years.

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

Astea provides customers with an array of professional consulting, training and customer support services to implement its products and integrate them with other corporate systems such as back-office financial and enterprise resource planning (“ERP”) applications. Astea also maintains and supports its software over its installed life cycle. The Company’s experience and domain expertise in service and sales management, distribution, logistics, finance, mobile technologies, internet applications and enterprise systems integration are made available to customers during their assessments of where and how their business processes can be improved.

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

Astea Alliance has been designed to address the complete service lifecycle, from lead generation and project quotation to service and billing through asset retirement.  It integrates and optimizes critical business processes for Campaigns, Call Center, Depot Repair, Field Service, Logistics, Projects and Sales and Order Processing applications.  Astea extends its application suite with mobile, dynamic scheduling, portals, and business intelligence.  In order to ensure customer satisfaction and quick return on investment, Astea also offers infrastructure tools and services.

Astea Alliance is licensed to companies that sell and/or service capital equipment or mission critical assets and human capital.  Companies invest in Astea’s software and services to automate service processes for cost containment, operational efficiency, and management visibility.  Customers’ return on investment is achieved through improved management of customer information, people and cash flows, which we believe increases competitive advantage and customer satisfaction, top-line revenues and profitability.  Astea solutions are used in industries such as information technology, medical devices and diagnostics systems, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management, telecommunications and related industries with equipment sales and service requirements.

In 2011, Astea launched Alliance Mobile Universal to deliver enterprise functionality optimized for the latest devices such as Android, iPhone and iPad. This new addition to Astea’s Alliance Mobility Suite leverages the latest HTML5 technology to deliver a sleek and innovative user interface while still providing the ability for mobile workers to continue working whether they are in or out of wireless coverage. With the ability to operate with the latest devices in the market including Android smartphones and tablets, iPhones, and iPads, organizations can choose the device that works best for their environment and still be able to leverage the most powerful mobile solution designed specifically for the way field technicians work. Astea’s Alliance Mobility Suite consists of Alliance Mobile Select, which is Astea’s original mobile solution supporting Windows Mobile devices and Windows laptops, and the newest addition, Alliance Mobile Universal. Astea also introduced FieldCentrix FX Mobile which also leverages HTML5 technology to operate with the same extended list of devices.

Astea’s mobility solutions are already empowering over 20,000 technicians, in a multitude of industries, with real-time access to the information they need, when and where they need it, to eliminate inefficiency, enhance customer service, and improve service revenues. With this new technology, organizations can leverage a proven and feature rich solution without compromising functionality to ensure optimal results and achieve a compelling return on investment. In order to deliver world class service, organizations need seamless continuity and visibility of every interaction with the customer. Critical customer information must be shared and instantly available to everyone in the organization that touches that customer. With Astea’s Mobility Suite, a technician’s daily workflow becomes automated and streamlined. Field service technicians’ days are transformed by (i) receiving work orders that are automatically pushed to the device, (ii) being able to view asset and service history, (iii) receiving step-by-step guidance to complete the job, (iv) capturing customer signature, and (v) completing work orders for invoicing. Astea’s Mobility suite enables technicians to manage their own schedules as well as track time and expenses in the field while keeping the home office updated in real time.  Field technicians can post parts used against the work order, request parts if they are not in van stock, track their van stock, receive inventory and ship parts back to the warehouse or depot for closed loop tracking of returns and vendor claims. Instant messaging makes it easy for a field service engineer to stay connected and make sure that he/she gets everything necessary to deliver outstanding service.

ServiceAlliance and SalesAlliance, the earliest versions of Astea Alliance solutions, were the Company’s initial technology offerings following a long and highly successful history with its DISPATCH-1 legacy system solutions.  Astea Alliance solutions have been licensed to over 290 customers worldwide. Market acceptance of Astea Alliance by global and regional companies has continually increased since 2002 and the Company has aggressively pursued opportunities for larger system implementations with mid-size to large enterprises on a worldwide basis.

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

Astea Alliance Mobile Applications

Astea’s Alliance Mobility Suite consists of Alliance Mobile Select, which is Astea’s original mobile solution supporting Windows Mobile devices and Windows laptops, and the newest addition, Alliance Mobile Universal. Alliance Mobile Universal is optimized for the latest devices such as Android, iPhone and iPad. This new addition to Astea’s Alliance Mobility Suite leverages the latest HTML5 technology to deliver a sleek and innovative user interface while still providing the ability for mobile workers to continue working whether they are in or out of wireless coverage. The applications enable customers to match mobile access to field service needs. Untethered wireless applications with synchronized client databases are provided for notebooks and Pocket PC handheld devices. Direct-connect, real-time wireless text messaging, is provided for two-way pagers and capable mobile smart phones. The mobile connectivity integrates field sales and service activity with automated front-office processes and eliminates the time, costs, procedural delays and errors of paper reporting. Expected benefits include reduced field administration costs; electronic data sharing among field and in-house personnel; improved speed, accuracy, content and compliance of field reporting; faster sales order processing and customer service invoicing; and other operational efficiencies.

Astea Alliance Extended Portals

Alliance Customer Portal

The Alliance Customer Portal is a secure, multi-level entry point that supports unattended e-business transactions for customer self-service and self-sales.  Alliance Customer Portal empowers customers as it lessens dependence on sales and service staff to conduct transactions that can be performed over the Internet. It reduces routine voice and fax calls to customer contact centers, freeing lines for customers whose critical needs do require assistance from a service representative.  The pre-defined Entry-Level, Standard and Enterprise profiles,  in connection with a security utility, are designed to ensure tight control on access to sensitive data and a range of features that can be enabled.  It also provides another channel to promote and sell more products and services to an existing customer base. The customer portal can delay or eliminate needs for contact center expansion and associated increases in facility, equipment and staffing costs.

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

FieldCentrix Enterprise Suite

The FieldCentrix Enterprise is a service management solution that runs on a wide range of mobile devices (handheld computers, laptops and PCs, and Pocket PC devices), and integrates seamlessly with popular customer relationship management (“CRM”) and ERP applications.  Add-on features include a web-based customer self-service portal, workforce optimization capabilities, and equipment-centric functionality.   FieldCentrix has licensed applications to companies in a wide range of sectors including HVAC, building and real estate services, manufacturing and process instruments and controls, and medical equipment.

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

FX Mobile

FX Mobile is a workflow software product that uses wireless communications technology with handheld computers, laptops, and PDA’s to automate field service processes and should help field service personnel do their jobs better and faster.  FX Mobile leverages the latest HTML5 technology, optimized for the latest devices such as Android, iPhone and iPad, to deliver a sleek and innovative user interface while still providing the ability for mobile workers to continue working whether they are in or out of wireless coverage.  With FieldCentrix’s smart mobile client technology, field service workers should be able to complete their work, uninterrupted, regardless of wireless coverage.  Along with FX Service Center, FX Mobile eliminates the manual inefficiencies and paperwork that can overwhelm service technicians and an organization’s business.  With FX Mobile, service technicians receive work orders electronically on their mobile devices.  It then guides them, screen by screen, through the job – prompting them to perform standard tasks, take notes, and even record future recommended repairs or activities.  With FX Mobile, field service personnel can now spend their time in the field, better serving customers, generating new business, and increasing organizations’ bottom lines.  FX Mobile is an international offering that supports various languages, as well as currencies, measurement systems and time zones.

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

Customers

The Company estimates that it has sold licenses to approximately 650 customers ranging from small, rapidly growing companies to large, multinational corporations with geographically dispersed operations and remote offices. The broad applicability of the Company’s products is demonstrated by the wide range of companies across many markets and industries that use one or more of Astea’s products, including customers in information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management, telecommunications, HVAC, and other industries with equipment sales and service requirements. In 2011 there was one customer that accounted for 12% of total revenues and in 2010 there were no customers that represented more than 10% of total revenues.

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

Astea’s international sales accounted for 49% of the Company’s revenues in 2011 and 52% of the Company’s revenues in 2010.  See Risk Factors —“Expansion of International Sales.”

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

The Company’s total expense for product development for the years ended December 31, 2011 and 2010 was $2,724,000 and $3,041,000, respectively. These expenses amounted to 10% and 14% of total revenues for 2011 and 2010, respectively.  The Company’s capitalized software development costs were $2,485,000 and $1,188,000 in 2011 and 2010, respectively.  Capitalized software development costs increased $1,297,000 in 2011 compared to 2010 principally due to the capitalization of the costs related to the development of Alliance Mobile Universal,  Astea Alliance 11, and functionality enhancements to prior released versions of Astea Alliance.    The Company anticipates that it will continue to allocate substantial resources to its development effort for the upgrade of its suite of products.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Risk Factors — “Need for Development of New Products.”

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

Competitors vary in size, scope and breadth of the products and services offered.  The Company encounters competition generally from a number of sources, including other software companies, third-party professional services organizations that develop custom software, and information systems departments of potential customers developing proprietary, custom software.  In the service management marketplace, the Company competes against publicly held companies and numerous smaller, privately held companies.  Some of the Company’s competitors include SAP AG (“SAP”), Oracle Corporation (“Oracle”), Amdocs Limited (“Amdocs”), Viryanet Ltd. (“Viryanet”) and a number of smaller privately held companies.  See Risk Factors — “Competition in the CRM Software Market is Intense.”

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

Employees

As of December 31, 2011, the Company, including its subsidiaries, had a total of 178 full-time employees worldwide, 79 in the United States, 15 in the United Kingdom, 4 in the Netherlands, 51 in Israel, 10 in Australia and 19 in Japan.  In addition, we have 7 part-time employees, 2 in the United States, 2 in Israel, 1 in Australia, 1 in the United Kingdom and 1 in the Netherlands.  The Company’s future performance depends, in significant part, upon the continued service of its key technical and management personnel and its continuing ability to attract and retain highly qualified and motivated personnel in all areas of its operations.  See Risk Factors — “Dependence on Key Personnel; Competition for Employees.” None of the Company’s employees is represented by a labor union.  The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Corporate History

The Company was incorporated in Pennsylvania in 1979 under the name Applied System Technologies, Inc.  In 1992, the Company changed its name to Astea International Inc.  Until 1986, the Company operated principally as a software-consulting firm, providing professional software consulting services on a fee for service and on a project basis.  In 1986, the Company introduced its DISPATCH-1 product.  In November 1991, the Company’s sole stockholder acquired the outstanding stock of The DATA Group Corporation (“Data Group”), a provider of field service software and related professional services for the mainframe-computing environment.  Data Group was merged into the Company in January 1994.  In February 1995, the Company and its sole stockholder acquired the outstanding stock of Astea Service & Distribution Systems BV (“Astea BV”), the Company’s distributor of DISPATCH-1 and related services in Europe.  In May 1995, the Company reincorporated in Delaware.  In July 1995, the Company completed its initial public offering of Common Stock.  In February 1996, the Company merged with Bendata, Inc.  In June 1996, the Company acquired Abalon AB.  In September 1998 (effective July 1, 1998), the Company sold Bendata, Inc.  In December 1998, the Company sold Abalon AB. In December 1997, the Company introduced ServiceAlliance and in October 1999, SalesAlliance.  Both products were subsequently re-engineered into components of the AllianceEnterprise suite which was introduced in 2001. Through 2001 and into 2002, the Company rebuilt its product functionality for Web-based applications and in August 2003 introduced Astea Alliance version 6.  The Company released a new system architecture based on Microsoft.NET during the third quarter of 2004.  On September 21, 2005, the Company acquired substantially all the assets and certain liabilities of FieldCentrix, Inc.   In the first quarter of 2010, the Company delivered Astea Alliance version 10.0. In 2011, Astea launched Alliance Mobile Universal to deliver enterprise functionality optimized for the latest devices such as Android, iPhone and iPad leveraging the latest HTML5 technology.

Item 1A.                      Risk Factors.

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

History of Net Losses

The Company has a history of net losses.  However, in 2011, the Company generated net income of $0.7 million.  Prior to this year, the Company generated a net loss of $1.6 million and $0.9 million in 2010 and 2009, respectively.  As of December 31, 2011, stockholders’ equity is approximately $5.5 million, which is net of an accumulated deficit of approximately $25.4 million.  Moreover, the Company expects to continue to incur additional operating expenses for research and development.  As a result, the Company will need to generate significant revenues to achieve and maintain profitability.  The Company may not be able to achieve the necessary revenue growth or profitability in the future.  If the Company does not attain or sustain profitability or raise additional equity or debt in the future, the Company may be unable to continue its operations.

Need for Development of New Products

The Company’s future success will depend upon its ability to enhance its current products and develop and introduce new products on a timely basis that keep pace with technological developments, industry standards and the increasingly sophisticated needs of its customers, including developments within the client/server, thin-client and object-oriented computing environments.  Such developments may require, from time to time, substantial capital investments by the Company in product development and testing.  The Company intends to continue its commitment to research and development and its efforts to develop new products and product enhancements.  There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and product enhancements; that new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance; or that the Company’s current or future products will conform to industry requirements.  Furthermore, reallocation of resources by the Company, such as the diversion of research and development personnel to development of a particular feature for a potential or existing customer, can delay new products and certain product enhancements.  Some of our customers adopted our software on an incremental basis.  These customers may not expand usage of our software on an enterprise-wide basis or implement new software products introduced by the Company.  The failure of the software to perform to customer expectations or otherwise to be deployed on an enterprise-wide basis could have a material adverse effect on the Company’s ability to collect revenues or to increase revenues from new as well as existing customers.  If the Company is unable to develop and market new products or enhancements of existing products successfully, the Company’s ability to remain competitive in the industry will be materially adversely affected.

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

While the Company has licensed Astea Alliance to over 290 companies worldwide from 1998 through 2011, and more than 47 companies for the FieldCentrix suite supported by the Company since September 2005, revenues from sales of both Astea Alliance and FieldCentrix may not be sufficient to support the expenses of the Company.  The Company’s future success will depend mainly on its ability to increase licensed users of both the Astea Alliance suite and FieldCentrix offerings, on developing new products and product enhancements to complement its existing product offerings, on its ability to continue to generate professional services, support and maintenance revenues to Astea Alliance and FieldCentrix customers and on its ability to control its operating expenses.  Any failure of the Company’s products to achieve or sustain market acceptance, or of the Company to sustain its current position in the CRM software market due to rapid technological changes, would have a material adverse effect on the Company’s business and results of operations.  There can be no assurance that the Company will be able to increase demand for Astea Alliance and FieldCentrix products, maintain an acceptable level of support and maintenance revenues or to lower its expenses, thereby avoiding future losses.

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

Product Defects; Failure to Meet Performance Criteria

The Company’s software is intended for use in enterprise-wide applications that may be critical to its customers’ business.  As a result, customers and potential customers typically demand strict requirements for installation and deployment.  The Company’s software products are complex and may contain undetected errors or failures, particularly when software must be customized for a particular customer, when first introduced or when new versions are released.  Although the Company conducts extensive product testing during product development, the Company has at times delayed commercial release of software until problems were corrected and, in some cases, has provided enhancements to correct errors in released software.  The Company could, in the future, lose revenues or incur additional and unexpected costs as a result of software errors or defects.  Despite testing by the Company and by current and potential customers, errors in the software, customizations or releases might not be detected until after initiating commercial shipments, which could result in additional costs, delays, possible damage to the Company’s reputation and could cause diminished demand for the Company’s products. This could lead to customer dissatisfaction and reduce the opportunity to renew maintenance contracts or sell new licenses.

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

Impairment of Intangible Assets

We have significant intangible assets, including goodwill with an indefinite life, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. Our identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We assess the potential impairment of intangible assets on at least an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment of such assets, include the following:

•	significant underperformance relative to historical or projected future operating results;
•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business;
•	significant negative industry or economic trends;
•	significant decline in our stock price for a sustained period;
•
changes in our organization or management reporting structure that could result in additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit; and

•	a decline in our market capitalization below net book value.

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact our results of operations and financial position in the reporting period identified.

Competition in the CRM Software Market is Intense

The Company competes in the CRM software market.  This market is highly competitive and the Company expects competition in the market to increase.  The Company’s competitors include large public companies such as Oracle, which owns PeopleSoft and Siebel, as well as traditional ERP software providers such as SAP that are developing CRM capabilities.  In addition, a number of smaller privately held companies generally focus only on discrete areas of the CRM software marketplace.  Because the barriers to entry in the CRM software market are relatively low, new competitors may emerge with products that are superior to the Company’s products or that achieve greater market acceptance. Moreover, the CRM industry is currently experiencing significant consolidation, as larger public companies seek to enter the CRM market through acquisitions or establish other cooperative relationships among themselves, thereby enhancing their ability to compete in this market with their combined resources.  Some of the Company’s existing and potential competitors have greater financial, technical, marketing and distribution resources than the Company.  These and other competitors pose business risks to the Company because:

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

Expansion of International Sales

Astea’s international sales accounted for 49% of the Company’s revenues in 2011 and 52% in 2010.  The Company expects that international sales will continue to be a significant component of its business.  In the Company’s efforts to expand its international presence, it will face certain risks, which it may not be successful in addressing.  These risks include:

•	difficulties in establishing and managing international distribution channels and in translating products into foreign languages;
•	difficulties finding staff to manage foreign operations and collect accounts receivable;
•	difficulties enforcing intellectual property rights;
•	liabilities and financial exposure under foreign laws and regulatory requirements;
•	potential political, economic or military instability in the countries in which the Company operates;
•	fluctuations in the value of foreign currencies and currency exchange rates; and
•	potentially adverse tax consequences.

Additionally, the current economic difficulties in several Asian countries could have an adverse impact on the Company’s international operations in future periods.  Any of these factors, if not successfully addressed, could harm the Company’s operating results.

Subjection to Anti-bribery and Anti-corruption Laws

We are required to comply with anti-bribery and anti-corruption laws in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act (the “FCPA”).  The FCPA generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or keeping business or other benefits.  In addition, the FCPA imposes accounting standards and requirements on covered entities which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off-books” slush funds from which such improper payments can be made.  Although we believe that we have acted in compliance with applicable anti-corruption laws, there is no assurance that our practices have prevented or will work to prevent anti-corruption violations or that they will protect us against liability under anti-corruption laws for actions taken by our integrators, distributors, agents and other intermediaries with respect to our business or any businesses that we may acquire.

Compliance with the FCPA and other applicable anti-corruption laws is expensive and difficult, particularly in countries in which corruption is a recognized problem.  If we or our intermediaries acting on our behalf are found to have failed to comply with the FCPA or other applicable anti-corruption laws, we may be subject to criminal and civil penalties, disgorgement and other remedial measures, any of which could have an adverse impact on our business, results of operations and financial condition.  Any investigation of any potential violations of anti-corruption laws also could have an adverse impact on our business, results of operations and financial condition, such as through legal expenses and reputational effects.

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

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and a state of hostility has existed in varying degrees and intensity. This state of hostility has led to security and economic problems for Israel. The future of peace efforts between Israel and its Arab neighbors, particularly in light of the recent violence and political unrest in the Middle East, remains uncertain and several countries still restrict business with Israel and Israeli companies. These restrictive laws and policies may also materially harm the Company’s operating results and financial condition. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations.  Specifically, in early 2011, riots and uprisings in several countries in the Middle East have led to severe political instability and to a decline in the regional security situation.  Such instability may affect the global economy and marketplace and could adversely affect business conditions and therefore affect the Company’s operations.  The political and security situation in Israel may also result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

Dependence on Key Personnel Who Are Required to Perform Military Service

Many of the Company’s employees in Israel are obligated to perform annual military reserve duty in the Israeli army and are subject to being called to active duty at any time, which could adversely affect the Company’s ability to pursue its planned research and development efforts. The Company cannot assess the full impact of these requirements on its workforce or business and the Company cannot predict the effect of any expansion or reduction of these obligations. However, in light of the recent violence and political unrest in Israel, there is an increased risk that a number of the Company’s employees could be called to active military duty without prior notice. The Company’s operations could be disrupted by the absence for a significant period of time of one or more of our key employees or a significant number of other employees due to military service. Any such disruption in the Company’s business could harm its operations.

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

Dependence on Key Personnel; Competition for Employees

The continued growth and success largely depends on the managerial and technical skills of key technical, sales and management personnel.  In particular, the Company’s business and operations are substantially dependent on the performance of Zack B. Bergreen, the founder and chief executive officer.  If Mr. Bergreen were to leave or become unable to perform services for the Company, the business would likely be harmed.

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

Limitations of the Company Charter Documents

The Company’s Certificate of Incorporation and By-Laws contain provisions that could discourage a proxy contest or make more difficult the acquisition of a substantial block of the Company’s Common Stock, including provisions that allow the Board of Directors to take into account a number of non-economic factors, such as the social, legal and other effects upon employees, suppliers, customers and creditors, when evaluating offers for the Company’s acquisition. Such provisions could limit the price that investors might be willing to pay in the future for the Company’s shares of Common Stock. The Board of Directors is authorized to issue, without stockholder approval, up to 5,000,000 shares of preferred stock with voting, conversion and other rights and preferences that may be superior to the Company’s Common Stock and that could adversely affect the voting power or other rights of our holders of Common Stock. There are currently 826,000 convertible preferred stock shares outstanding. The issuance of preferred stock or of rights to purchase preferred stock could be used to discourage an unsolicited acquisition proposal.

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

Item 3.	Legal Proceedings.

None

Item 4.	Mine Safety Disclosures.

None

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is traded on Capital Market of The NASDAQ Stock Market, LLC (“NASDAQ”) under the symbol “ATEA.”    The following table sets forth the high and low sale prices for the Common Stock as reported by the NASDAQ for the past two fiscal years:

2011	High	Low
First quarter	$ 7.64	$ 2.54
Second quarter	7.00	4.22
Third quarter	5.83	2.43
Fourth quarter	4.35	2.07

2010	High	Low
First quarter	$ 3.75	$ 2.81
Second quarter	3.74	2.25
Third quarter	3.29	1.61
Fourth quarter	3.69	1.85

As of March 15, 2012, there were approximately 40 holders of record of the Company’s Common Stock.  On March 15, 2012, the last reported sale price of the Common Stock as reported by NASDAQ was $5.28 per share. The Company currently has outstanding 826,000 shares of convertible preferred stock.

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

In September 2008, the Company issued 826,000 shares of convertible preferred stock.  Dividends accrue daily at an initial rate of 6% and are payable quarterly only when they are declared by the board of directors.  The first dividend was paid at the end of 2008.  After 2 years from the date of issuance the annual dividend rate was increased from 6% to 10%.  Accordingly, on September 25, 2010 the dividend rate increased from 6% to 10%.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants & Rights	Weighted Average Exercise Price of Outstanding Options, Warrants & Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	698,000	$4.22	433,000
Equity compensation plans not approved by security holders	-	-	-
Total	698,000	$4.22	433,000

Stock Performance Graph

The following graph compares the percentage change in cumulative total stockholder return on the Common Stock during the period from December 31, 2006 through December 31, 2011 with cumulative total return on (i) a  peer group that includes all organizations in the Company’s Standard Industrial Classification (SIC) Code 7372-Prepackaged Software, (ii) the NASDAQ Market Index, and (iii) the S&P Smallcap 600 Index.  The comparison assumes that $100 was invested on December 31, 2006 in the Common Stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any.

Item 6.                                Selected Financial Data.

Years ended December 31,	2011	2010	2009	2008	2007
(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenues:
Software license fees	$6,704	$4,961	$2,665	$3,273	$8,089
Services and maintenance	19,883	16,425	17,438	20,578	22,281
Total revenues	26,587	21,386	20,103	23,851	30,370
Costs and Expenses:
Cost of software license fees	1,830	2,037	1,926	2,852	2,641
Cost of services and maintenance	12,987	11,070	10,496	12,099	11,908
Product development	2,724	3,041	2,283	4,224	4,402
Sales and marketing	4,558	3,701	3,445	4,735	5,319
General and administrative	3,572	3,166	2,815	3,103	3,405
Total costs and expenses	25,671	23,015	20,965	27,013	27,675

Income (loss) from operations before interest and taxes	916	(1,629)	(862)	(3,162)	2,695
Interest income	27	92	38	68	111

Income (loss) from operations before income taxes	943	(1,537)	(824)	(3,094)	2,806
Income tax expense	270	33	75	41	41
Net income (loss)	673	(1,570)	(899)	(3,135)	2,765
Preferred dividend	300	286	290	79	-

Net income (loss) available to common stockholders	$373	$(1,856)	$(1,189)	$(3,214)	$2,765
Basic and diluted net income (loss) per share	$0.10	$(0.52)	$(0.33)	$(0.90)	$0.78

Shares used in computing basic income (loss) per share	3,562	3,555	3,554	3,554	3,550
Shares used in computing diluted income (loss) per share	3,720	3,555	3,554	3,554	3,550
Consolidated Balance Sheet Data at December 31,
Working capital (deficit)	$(157)	$192	$1,111	$1,294	$323
Total assets	16,728	14,300	14,270	15,166	17,560
Long-term debt, less current portion	-	-	-	-	-
Accumulated deficit	(25,424)	(26,062)	(23,903)	(23,004)	(19,869)
Total stockholders’ equity	5,460	4,857	6,486	7,172	7,108

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

Software license fees accounted for 25% of the Company’s total revenues in 2011, which was divided between sales of Astea Alliance at 91% and FieldCentrix at 9%.  Software license fee revenues also include some fees from the sublicensing of third-party software, primarily knowledge management, mapping and analytical software licenses.  Typically, customers pay a license fee for the software based on the number of licensed users.  Depending on the contract terms and conditions, software license fees are recognized as revenue upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable.  If significant vendor obligations exist at the time of delivery or if the product is subject to uncertain customer acceptance, revenue is deferred until no significant obligations remain or acceptance has occurred.

The remaining component of the Company’s revenues consists principally of fees derived from professional services associated with the implementation and deployment of the Company’s software products, and maintenance fees for ongoing customer support, primarily external customer technical support services and product enhancements.  Professional services (including training) are generally charged on an hourly or daily basis and billed on a regular basis pursuant to customer work orders.  Training services may also be charged on a per-attendee basis with a minimum daily charge.  Out-of-pocket expenses incurred by Company personnel performing professional services are typically reimbursed by the customer.  The Company recognizes revenue from professional services as the services are performed unless the services are under a fixed-price arrangement.   Consulting, training and other services that are sold under fixed-price arrangements are recognized using the proportional performance method based on direct labor hours incurred to date as a percentage of total estimated direct labor hours required to complete the project. Consulting services primarily comprise implementation support related to the installation and configuration of the Company's products and do not typically require significant production, modification or customization of the software. In arrangements that require significant production, modification or customization of the software and where services are not available from third-party suppliers, the consulting and license fees are recognized concurrently. When total cost estimates exceed revenue in a fixed-price arrangement, the estimated losses are recognized immediately in cost of revenue.

Maintenance fees are typically paid to the Company under written agreements entered into at the time of the initial software license.  Maintenance revenue, which is generally invoiced annually, is recognized ratably over the term of the agreement.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in its “Summary of Accounting Policies,” Note 2, to the Company’s consolidated financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted within the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

If these criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value. There may be cases, however, in which there is objective and reliable evidence of fair value of the undelivered item(s) but no such evidence for the delivered item(s). In those cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate fair value of the undelivered item(s). We apply the revenue recognition policies discussed below to each separate unit of accounting.

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

Cost of Software License Fees

Cost of software license fees includes amortization of the capitalized software development costs and third party licenses sold to customers.

Cost of Services and Maintenance

Cost of services and maintenance includes compensation and benefits provided to our professional service employees, independent consultants, telecommunication cost, unreimbursed travel expenses and allocated facility costs.

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

Depreciation and Amortization

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which range from three to ten years for computers and related equipment, furniture and fixtures, software and office equipment, and the lesser of the lease term or estimated useful life for leasehold improvements. Intangible assets are amortized using the straight-line method over their estimated useful lives, which range from five to ten years.

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

Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release.  The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of December 31, 2011, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

Goodwill

Part of the purchase price for the FieldCentrix assets, acquired September 21, 2005, included the acquisition of goodwill.   Goodwill is tested for impairment on an annual basis as of October 1.  It is also tested between annual tests if indicators of potential impairment exist, as for example when the Company’s market capitalization significantly declines for a sustained period, using a fair-value-based approach. In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company elected to early adopt this accounting guidance at the beginning of its fourth quarter of 2011 on a prospective basis for goodwill impairment tests.

In accordance with the new guidance, the Company first performs a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. If necessary, the Company applies a two step method for determining goodwill impairment, the market and income approaches. The market approach analyzes the market valuations of similar companies in our peer group based on recent market conditions.  The income approach analyzes the Company’s expectation for future results based on current and expected economic conditions. No impairment of goodwill has been identified during any of the periods presented.

The determination of the fair value of the reporting unit and the allocation of that value to individual assets and liabilities within the reporting unit requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which the Company competes; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, cash flows and capital expenditures.

Acquired Intangible Assets

Acquired intangible assets with finite lives (excluding goodwill) are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment on an annual basis, or on an interim basis if an event or circumstance occurs between annual tests indicating that the assets might be impaired.  The impairment test will consist of comparing the undiscounted cash flows expected to be generated by the acquired intangible asset to its carrying amount.  If the asset is considered to be impaired, an impairment loss will be recognized in an amount by which the carrying amount of the asset exceeds its fair value. No impairment of acquired intangible assets has been identified during any of the periods presented.

Stock-Based Compensation – Option Plans

The Company records stock-based compensation using the modified prospective transition method.   Under this method, compensation costs recognized in 2011 include (a) compensation costs for all share-based payments granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date value estimated and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value.

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

As of December 31, 2011, we had approximately $14.7 million of net deferred tax assets, against which we provided a 100% valuation allowance.  Our net deferred tax assets were generated primarily by operating losses.  Accordingly, it is more likely than not, that we will not realize these assets through future operations.

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expenses.

In 2008, the Israel Taxing Authority “ITA” notified the Company that it intended to re-examine a 2002 transaction that it had previously approved. During the course of the examination, the ITA also reviewed the years 2003 through 2010.  In January 2012, a comprehensive settlement covering the tax years 2002 through 2010 was completed for a total settlement of $131,000.

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

Recently Adopted Accounting Guidance

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. We adopted the  new guidance beginning October 1, 2011. Adoption of this new guidance has not had a material impact on our financial statements.

Recent Accounting Guidance Not Yet Adopted

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income, or in two separate consecutive statements. The new guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. The new guidance will be effective for us beginning January 1, 2012 and will only result in financial statement presentation changes.

Results of Operations

The following table sets forth for the periods indicated, selected financial data and the percentages of the Company’s total revenues represented by each line item presented for the periods presented:

Years ended December 31,	2011	2010
Revenues:
Software license fees	25.2%	23.2%

Services and maintenance	74.8	76.8
Total revenues	100.0%	100.0%
Costs and expenses:
Cost of software license fees	6.9%	9.5%
Cost of services and maintenance	48.8	51.8
Product development	10.2	14.2
Sales and marketing	17.1	17.3
General and administrative	13.4	14.8
Total costs and expenses	96.4	107.6
Interest income	0.1	0.4
Provision for income tax	1.0	0.2
Net income (loss)	2.5%	(7.3%)

Comparison of Years Ended December 31, 2011 and 2010

Revenues.  Total revenues increased $5,201,000 or 24%, to $26,587,000 for the year ended December 31, 2011 from $21,386,000 for the year ended December 31, 2010.  Software license revenues increased 35% in 2011, compared to 2010. Services and maintenance fees for 2011 amounted to $19,883,000, a 21% increase from 2010.

Software license fee revenues increased $1,743,000 or 35% to $6,704,000 in 2011 from $4,961,000 in 2010.  Astea Alliance license revenues increased to $6,084,000 in 2011 from $4,756,000 in 2010, an increase of 28%. The increase resulted from Astea license sales in all regions of the Company to both new and existing customers. The Company sold $620,000 of FieldCentrix licenses in 2011 compared to $205,000 in 2010, an increase of 202%. The increase was the result of having a greater distribution of sales to new and existing customers in 2011 compared to only one new customer in 2010.

Total services and maintenance revenues increased $3,458,000 or 21% to $19,883,000 in 2011 from $16,425,000 in 2010.  Service and maintenance revenue increased $3,862,000, or 31% on the Astea Alliance products.  The primary cause of the increase in Astea Alliance service and maintenance revenue resulted from an increase in implementation projects due to higher license sales.  In addition, there were a number of ongoing projects as well as upgrades of existing customers from older versions of the Company’s software to its latest version.   FieldCentrix service and maintenance revenue decreased $404,000 or 10% due to reduced demand from customers and a reduction in license sales in 2010.

For the year ended December 31, 2011 there was one customer that represented 10% or more of total revenues and for the year ended December 31, 2010 there were no customers that  represented 10% or more of total revenues.

Costs of Revenues. Costs of software license fees decreased 10% to $1,830,000 in 2011 from $2,037,000 in 2010. Included in the cost of software license fees is the fixed cost of capitalized software amortization.  The principal cause of the decrease results from a decrease in the amortization of capitalized software costs partially offset by an increase in third party costs due to the 35% increase in license sales in 2011.  Amortization of capitalized software decreased 12% to $1,566,000 in 2011 from $1,786,000 in 2010.  The gross margin percentage on software license sales was 73% in 2011 and 59% in 2010.  The improvement in license gross margin resulted primarily from the increase in license revenues and decreased amortization of capitalized software development costs.

Costs of services and maintenance increased 17% to $12,987,000 in 2011 from $11,070,000 in 2010.  The increase in cost of service and maintenance is attributed primarily to an increase in headcount from last year to this year.  The service and maintenance gross margin percentage increased slightly to 35% in 2011 from 33% in 2010.  The increased margin was primarily attributable to an increase in Alliance professional services as a direct result of an increase in licenses sales in 2011 partially offset by lower demand of FieldCentrix professional services in 2011.

Product Development. Product development expense decreased 10%, or $317,000, to $2,724,000 in 2011 from $3,041,000 in 2010.  The decrease was primarily due to the increase in capitalized cost in 2011 compared to 2010 offset partially by an increase in headcount.  Fluctuations in product development expense from period to period can vary due to the amount of product development expense which is capitalized.  Software development costs of $2,485,000 were capitalized in 2011 compared to $1,188,000 during the same period in 2010.  In 2011, the Company began several new development projects which added significant functionality to its existing version of its Astea Alliance products compared to the prior year.  In addition, the Company released version 10 of its Astea Alliance product in January 2010, at which time capitalization of development costs ceased for that project.  Gross development expense was $5,209,000 in 2011, a  23% increase from $4,229,000 in 2010.  Product development as a percentage of total revenue decreased to 10% in 2011 compared to 14% in 2010. The decrease in costs relative to revenues is due to the increase in revenues, as gross development expenses increased in 2011 compared to 2010.

Sales and Marketing. Sales and marketing expenses increased 23%, or $857,000, to $4,558,000 in 2011 from $3,701,000 in 2010.  The increase in sales and marketing expense is attributable to an increase in marketing efforts in 2011, increase in salaries, and an increase in commissions from higher licenses sales, partially offset by a decrease in outside consultants. The Company continues to focus on improving its market presence through intensified marketing efforts to increase awareness of the Company’s products.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  Sales and marketing expense as a percentage of total revenues remained at 17% for both 2011and 2010.

General and Administrative. General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company’s status as a public company. General and administrative expenses increased 13%, or $406,000, to $3,572,000 in 2011 from $3,166,000 in 2010. The increase in general and administrative expenses is attributable to the increase in headcount,  increases in operating expenses in our Japanese subsidiary and management bonuses accrued in the first quarter of 2011 partially offset by a decrease in outside consulting fees. As a percentage of total revenues, general and administrative expenses amounted to 13% in 2011 compared to 15% in 2010.  The slight decrease in expenses relative to revenues primarily results from the increase in revenues in 2011.

Interest Income.   Interest income decreased $65,000, to $27,000 in 2011 from $92,000 in 2010.  The decrease resulted primarily from a decrease in investments throughout 2011 and the decline in interest rates paid on invested cash.

Income Tax Expense.  The Company recorded a provision of $270,000 in 2011 and $33,000 in 2010 for income taxes.  In 2011 and 2010, $50,000 and $40,000, respectively, of expense resulted from a difference between an indefinite-lived asset, goodwill, which is amortized for tax, but not amortized for financial reporting purposes.  The remaining increase was a  result of the tax settlement in Israel, as well as, income tax due for income earned in Israel because of the Company no longer having a tax holiday in Israel.

International Operations. Total revenues from the Company’s international operations increased by $1,843,000 or 17% to $12,998,000  in 2011 from $11,155,000 in 2010.  The increase resulted from new Astea license sales in the Asia Pacific and Japan regions to new and existing customers, as well as an increase in professional service revenue in Europe. Overall, international operations generated a net loss of $667,000 for 2011 compared to net income of $115,000 in 2010.  The decrease in net income was primarily related to increases in head count in all international locations, as well as, expenses related to the additional license sales in 2011 such as third party license costs and commissions.

Net Income (Loss).  The Company generated net income of $673,000 for the year ended December 31, 2011 compared to net loss of $(1,570,000) in 2010.  The increase in income of $2,243,000 is primarily the result of a 24% increase in revenues, partially offset by a 12% increase in operating expenses. The increase  in revenue is mainly attributable to the  increase in license sales in the US, Japan, and Asia Pacific to new and existing customers.  The increase in operating expense was primarily due to increase in headcount in 2011 in all regions of the Company.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $3,275,000 for the year ended December 31, 2011, an increase of $2,296,000 over the year ended December 31, 2010 in which $979,000 of cash was generated by operations.  The increase was attributable to an increase in net income of $2,243,000, an increase in accounts payable and accrued expenses of $744,000, a decrease in prepaid expense of $57,000, and a decrease in other long term assets of $34,000. Offsetting the increases in cash flow were an  increase in accounts receivable of $33,000, and a decrease in deferred revenue of $488,000. In addition, there was a decrease of $261,000 related to non cash activities.

Investing Activities

The Company used  $3,145,000 of cash for investing activities in 2011 compared to using $758,000 in 2010.  The increase in cash used for investing activities is attributable to higher capitalized software costs of $1,297,000,  higher purchases of short term investments by $455,000, a decrease in sales for $677,000 of short term investments, and an increase of $30,000 in restricted cash offset by a decrease of $72,000 in the purchases of property and equipment.

Financing Activities

The Company used an additional  $52,000 in financing activities in 2011compared to 2010.  The only financing expenditures in 2011 and 2010 were payments of preferred stock dividends which in 2011 were $300,000 compared to $210,000 in 2010. The dividend payments increased in accordance with the Certificate of Designation of the  Series- A Convertible Preferred Stock. The financing inflow in 2011 and 2010 occurred from the exercise of stock options which provided $41,000 and $3,000, respectively.

Due to the weakening of the U.S. dollar related to most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, the effect of exchange rates on cash provided an outflow of ($129,000) in 2011 compared to an outflow of ($108,000) in 2010.

At December 31, 2011, the Company had a working capital ratio of approximately .99:1 compared to 1.02:1 at December 31, 2010. The Company had $2,772,000 in cash and investments available for sale at December 31, 2011, compared to $2,610,000 at December 31, 2010.

The Company has projected revenues for 2012 that will generate enough funds to sustain its continuing operations.  In addition, the Company has continued with a number of cost containment programs which are expected to monitor the cost of operating the business. The Company expects its cash from operations to fund all of its financing needs for the upcoming year.  However, if actual results trail expectations, the Company has plans in place to reduce operating expenditures appropriately in order to continue to fund all required expenditures.  The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.  The Company does not plan any significant capital expenditures in 2012 other than to replace its existing capital equipment as it becomes obsolete.  In addition, it does not anticipate that its operations or financial condition will be affected materially by inflation.

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual and commercial obligations, as of December 31, 2011:

	Payment Due By Period
	Total	2012	2013-2014	2015-2016	2017 and after

Contractual Cash Obligations:
Long-term Debt	$-	$-	$-	$-	$-
Capital Leases	-	-	-	-	-
Operating Leases	$3,768,000	$1,392,000	$1,722,000	$647,000	$7,000

Dividends may be paid on common stock, when and if, declared by the Board of Directors.  However, no dividend has been paid on common stock since January 2000.  Dividends on convertible preferred stock were payable at  6%  until September 2010, payable on a quarterly basis in arrears, as declared by the Board of Directors.  If not paid, the rate increased to 8% until paid.  In September 2010, the dividend was increased to 10%.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As a result, as of December 31, 2011, the Company’s investments consisted of mutual funds.  The Company does not expect any material loss with respect to its investment portfolio.

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

Item 8.                      Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors
Astea International Inc.

We have audited the accompanying consolidated balance sheets of Astea International Inc. and Subsidiaries (collectively, the Company) (a Delaware corporation) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astea International Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 27, 2012

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,146,000	$2,404,000
Investments available for sale	626,000	206,000
Receivables, net of allowance of $99,000 and $115,000	7,592,000	6,328,000
Prepaid expenses and other	503,000	503,000
Total current assets	10,867,000	9,441,000

Property and equipment, net	507,000	340,000
Intangibles, net	504,000	640,000
Capitalized software development costs, net	3,064,000	2,145,000
Goodwill	1,538,000	1,538,000
Restricted cash	109,000	87,000
Other long-term assets	139,000	109,000
Total assets	$16,728,000	$14,300,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,423,000	$3,230,000
Deferred revenues	6,601,000	6,019,000
Total current liabilities	11,024,000	9,249,000

Long-term liabilities:
Deferred tax liabilities	244,000	194,000

Commitments and Contingencies – Note 11

Stockholders’ equity:
Convertible preferred stock,$.01 par value,
shares authorized 5,000,000; issued and outstanding 826,000	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,609,000 and 3,597,000; outstanding 3,567,000 and 3,555,000	36,000	36,000
Additional paid-in-capital	31,048,000	31,083,000
Accumulated deficit, including accumulated comprehensive loss
of $625,000 and $589,000	(25,424,000)	(26,062,000)
Treasury stock at cost, 42,000 shares	(208,000)	(208,000)

Total stockholders’ equity	5,460,000	4,857,000
Total liabilities and stockholders’ equity	$16,728,000	$14,300,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,	2011	2010

Revenues:
Software license fees	$6,704,000	$4,961,000
Services and maintenance	19,883,000	16,425,000
Total revenues	26,587,000	21,386,000
Costs and expenses:
Cost of software license fees	1,830,000	2,037,000
Cost of services and maintenance	12,987,000	11,070,000
Product development	2,724,000	3,041,000
Sales and marketing	4,558,000	3,701,000
General and administrative	3,572,000	3,166,000

Total costs and expenses	25,671,000	23,015,000

Income (loss) from operations	916,000	(1,629,000)
Interest income, net	27,000	92,000
Income (loss) before income taxes	943,000	(1,537,000)
Income tax expense	270,000	33,000
Net income (loss)	673,000	(1,570,000)

Preferred dividends	300,000	286,000
Net income (loss) available to common stockholders	$373,000	$(1,856,000)
Basic net income (loss) per share	$0.10	$(0.52)

Diluted net income (loss) per share	$0.10	$(0.52)
Weighted average shares used in computing basic net income (loss) per share	3,562,000	3,555,000
Weighted average shares used in computing diluted net income (loss) per share	3,720,000	3,555,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Year Ended December 31,	2011	2010

Convertible preferred stock:
Balance, beginning and end of year	$8,000	$8,000

Common stock:
Balance, beginning and end of year	36,000	36,000

Additional paid-in-capital:
Balance, beginning of year	31,083,000	31,005,000
Exercise of stock options	41,000	3,000
Dividends paid	(300,000)	(210,000)
Stock based compensation	224,000	285,000

Balance, end of year	31,048,000	31,083,000

Accumulated deficit:
Balance, beginning of year	(26,062,000)	(24,355,000)
Net income (loss)	673,000	(1,570,000)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments available for sale	(6,000)	7,000
Translation adjustments	(29,000)	(144,000)

Comprehensive income (loss)	638,000	(1,707,000)

Balance, end of year	(25,424,000)	(26,062,000)

Treasury stock, at cost:
Balance, beginning and end of year	(208,000)	(208,000)

Total stockholders’ equity	$5,460,000	$4,857,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2011	2010
Cash flows from operating activities:
Net income (loss)	$673,000	$(1,570,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,906,000	2,197,000
Decrease in provision for doubtful accounts	(16,000)	(97,000)
Stock-based compensation	224,000	285,000
Deferred income taxes	50,000	40,000
Changes in operating assets and liabilities:
Receivables	(1,212,000)	(1,179,000)
Prepaid expenses and other	(29,000)	(86,000)
Accounts payable and accrued expenses	1,119,000	375,000
Deferred revenues	590,000	1,078,000
Other assets	(30,000)	(64,000)
Net cash provided by operating activities	3,275,000	979,000
Cash flows from investing activities:
Capitalized software development costs	(2,485,000)	(1,188,000)
Purchases of property and equipment	(211,000)	(283,000)
Purchase of short term investments	(1,420,000)	(965,000)
Sale of short term investments	993,000	1,670,000
Change in restricted cash	(22,000)	8,000
Net cash used in investing activities	(3,145,000)	(758,000)

Cash flows from financing activities:
Proceeds from exercise of stock option	41,000	3,000
Dividends paid on preferred stock	(300,000)	(210,000)
Net cash used in financing activities	(259,000)	(207,000)

Effect of exchange rate changes on cash and cash equivalents	(129,000)	(108,000)
Net decrease in cash and cash equivalents	(258,000)	(94,000)
Cash and cash equivalents balance, beginning of year	2,404,000	2,498,000
Cash and cash equivalents, end of period	$2,146,000	$2,404,000

Supplemental schedule of non-cash investing activities:
Increase in deferred rent resulting from lease incentive	$161,000	$-
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

If these criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value. There may be cases, however, in which there is objective and reliable evidence of fair value of the undelivered item(s) but no such evidence for the delivered item(s). In those cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate fair value of the undelivered item(s). We apply the revenue recognition policies discussed below to each separate unit of accounting.

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

For the twelve months ended December 31, 2011 and 2010, the Company recognized $26,587,000 and $21,386,000, respectively, of revenue related to software license fees and services and maintenance.

We present taxes assessed by a governmental authority including sales, use, value added and excise taxes on a net basis and therefore the presentation of these taxes is excluded from our revenues and is included in accrued expenses in the accompanying consolidated balance sheets until such amounts are remitted to the taxing authority.

Reimbursable Expenses

The Company charges customers for out-of-pocket expenses incurred by its employees during the performance of professional services in the normal course of business.  Billings for out-of-pocket expenses that are reimbursed by the customer are included in revenues with the corresponding expense included in cost of services and maintenance.  During fiscal years 2011 and 2010, the Company billed $417,000 and $377,000, respectively, of reimbursable expenses to customers.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less when purchased to be cash equivalents.

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

The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets, trade accounts payable, and accrued expenses at face value approximate fair value because of the short nature of these instruments.

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

Year Ended December 31	Balance at beginning of year	Expensed	Write offs	Balance at end of year
2011	115,000	-	16,000	99,000
2010	212,000	5,000	102,000	115,000

Bad debt expense decreased in 2011 by $5,000 compared to 2010 due to improved collections on outstanding receivables. Write-offs decreased in 2011 by 84% compared to 2010 due to one customer that was deemed to be uncollectible in 2010.

The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible.  Based on all information available, the Company believes its allowance for doubtful accounts as of December 31, 2011 is adequate.  However, actual write-offs might exceed the recorded allowance.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including certain identifiable intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  As of December 31, 2011, the Company has determined that no impairment has occurred.

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

Software development costs are amortized on a product-by product basis over the greater of the ratio of current revenues to total anticipated revenues (current and future revenues) or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances had occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of December 31, 2011, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. Goodwill is not amortized but rather tested for impairment at least annually. The Company performs its annual impairment test as of the first day of the fiscal fourth quarter. The impairment test must be performed more frequently if there are triggering events, as for example when our market capitalization significantly declines for a sustained period, which could cause us to do interim impairment testing that might result in impairment to goodwill.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company elected to early adopt this accounting guidance at the beginning of its fourth quarter of 2011 on a prospective basis for goodwill impairment tests.

In accordance with the new guidance, the Company first performs a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary.

If necessary, the goodwill impairment test is applied using a two-step approach. In the first step, the Company determines the fair value of the reporting unit and compares that fair value to the carrying value of the reporting unit including goodwill. The fair value of the reporting unit is determined using various valuation techniques, including a comparable companies market multiple approach and a discounted cash flow analysis (an income approach).  If the carrying value of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the impairment loss, if any.

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

The Company performed a qualitative assessment and determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying value. Therefore, management has concluded there was no goodwill impairment in the years ended December 31, 2011and 2010.

Major Customers

At December 31, 2011 there was one customer that accounted for 12% of total revenues and at December 31, 2010 there were no customers that represented more than 10% of total revenues.  At December 31, 2011, there was one customer that accounted for 10% of total accounts receivable.  At December 31, 2010, there were two customers that accounted for 31% and 11%, respectively, of total accounts receivable.

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

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expenses.  Such amounts were not material for 2011 and 2010 and did not have a material impact on our financial position.

Advertising

Advertising costs are expensed when incurred.  Advertising costs for the years ended December 31, 2011 and 2010 were $173,000 and $158,000, respectively, and are included in sales and marketing costs.

Currency Translation

The accounts of the international subsidiaries and branch operations translate the assets and liabilities of international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as other comprehensive loss in the accompanying consolidated statements of stockholders’ equity. Transaction gains and losses are included in net loss. General and administrative expenses include exchange (losses) gains of ($48,000) and $63,000 for the years ended December 31, 2011 and 2010, respectively.

Earnings (Loss) Per Share

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

The Company had net income allocable to the common stockholders for the year ended December 31, 2011 and a net loss allocable to common stockholders for the year ended December 31, 2010.  In 2011 there were 158,000, net additional dilutive shares assumed to be converted and in 2010 were antidilutive.  In addition, 100% of the outstanding convertible preferred stock, 826,000 shares, was eligible to be converted into common stock. For purposes of this calculation, if converted, it would have been assumed that they were converted into common stock and the related dividends were not paid.   However, all options outstanding at December 31, 2011 and 2010 to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation as the inclusion of these options would have been antidilutive.

Year Ended December 31,	2011	2010
Net income (loss)	$673,000	$(1,570,000)
Preferred Dividend	300,000	286,000

Net income (loss) available to common shareholders	373,000	(1,856,000)

Basic weighted average number of common shares outstanding	3,562,000	3,555,000
Basic earnings (loss) per common share	$.10	$(.52)
Effect of dilutive stock options	158,000	-
Diluted weighted average number of common shares outstanding	3,720,000	3,555,000
Diluted earnings (loss) per common share	$.10	$(.52)

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

Under the Company’s stock option plans, options awards generally vest over a four year period of continuous service and have a 10 year contractual term.   The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of the grant using the Black-Scholes option pricing formula using the following assumptions as of December 31, 2011 and 2010:

	For the year ended	For the year ended
	December 31, 2011	December 31, 2010
	Weighted Average	Weighted Average
Risk-free interest rate	1.02%	1.27%
Expected life (in years)	4.95	4.98
Volatility	104%	104%
Expected dividends	-	-
Annual forfeiture rate	14.55%	14.48%

The weighted-average fair value of options granted during the years ended December 31, 2011 and 2010 was estimated as $2.35 and $2.43, respectively.

Reclassification

Certain reclassifications were made to prior period financial statements to conform to the current presentation.

Recently Adopted Accounting Guidance

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. We adopted the  new guidance beginning October 1, 2011. Adoption of this new guidance has not had a material impact on our financial statements.

Recent Accounting Guidance Not Yet Adopted

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income, or in two separate consecutive statements. The new guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. The new guidance will be effective for us beginning January 1, 2012 and will only result in financial statement presentation changes.

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

	December 31,
	2011	2010
Billed receivables, net	$5,568,000	$5,695,000
Unbilled receivables	2,024,000	633,000

	$7,592,000	$6,328,000

4.           Investments Available-for-Sale

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

On December 31, 2011 and 2010 the fair value for all of the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale debt securities by major security type and class of security at December 31, 2011 and 2010 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Aggregate fair value
At December 31, 2011
Available-for-sale:
Mutual Funds	$631,000	-	$(5,000)	$626,000

	$631,000	-	$(5,000)	$626,000
At December 31, 2010
Available-for-sale:
Mutual Funds	$205,000	$1,000	-	$206,000
	$205,000	$1,000	-	$206,000

The aggregate fair value of mutual funds as of December 31, 2011 was $626,000. Included in this total was $626,000 of mutual funds which contained an unrealized loss of $5,000. These mutual funds contain investments that seek a high level of current income. The funds normally invest at least 80% of net assets, plus the amount of any borrowings for investment purposes, in floating or adjustable rate senior loans of any maturity or credit quality, including those rated below investment grade or determined by the fund's advisor to be of comparable quality. The unrealized loss on the mutual funds is due to the credit quality of the senior loans in the portfolio.   Based upon the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

5.           Property and Equipment

Property and equipment consist of:

		December 31,
	Useful Life	2011	2010
Computers and related equipment	3	$4,177,000	$4,083,000
Furniture and fixtures	10	569,000	566,000
Leasehold improvements	The lesser of lease term or 10	380,000	158,000
Software	1-3	1,014,000	976,000
Office equipment	3-7	793,000	779,000
		6,933,000	6,562,000
Less: Accumulated depreciation
and amortization		(6,426,000)	(6,222,000)

		$507,000	$340,000

Depreciation and amortization expense for the years ended December 31, 2011 and 2010 was $204,000 and $173,000, respectively.  In 2010, the Company wrote-off $317,000 in property and equipment that were fully depreciated with no residual value.

6.           Capitalized Software Development Costs

Capitalized software development costs consist of:
	Remaining
	Weighted	December 31,
	Average Life	2011	2010
Capitalized software development costs	22.5 months	$15,625,000	$13,140,000
Less: Accumulated amortization		(12,561,000)	(10,995,000)

		$3,064,000	$2,145,000

The Company capitalized software development costs of $2,485,000 and $1,188,000 for the years ended December 31, 2011 and 2010, respectively.  Amortization of capitalized software development costs for the years ended December 31, 2011 and 2010 was $1,566,000 and $1,786,000, respectively, and is reflected in cost of software license fees in the financial statements.  The Company amortizes software developments costs using the greater of the straight-line basis over the estimated useful lives of the product (two years) or the revenue forecast method.

7.           Intangible Assets

Intellectual property and customer lists (“intangible assets”) acquired as part of the FieldCentrix acquisition are amortized over their estimated annual lives or over the period of their expected benefit, generally ranging from 5 to 10 years.  Amortization expense related to these intangible assets was $136,000 and $238,000 for each of the years ended December 31, 2011 and 2010, respectively. The Software was fully amortized as of September 30, 2010.

			Accumulated Amortization		Net Carrying Value
Description	Weighted Avg. Life	Gross Cost	2011	2010	2011	2010
Software	5 years	$720,000	$720,000	$720,000	$-	$-

Customer Relationship List	10 years	1,360,000	856,000	720,000	504,000	640,000

		$2,080,000	$1,576,000	$1,440,000	$504,000	$640,000

Estimated amortization expense for each of the next five years  is as follows:

Amortization Expense
2012	$136,000
2013	$136,000
2014	$136,000
2015	$96,000
2016	$-

8.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of:

December 31,	2011	2010
Accounts payable	$830,000	$697,000
Accrued compensation and related benefits	1,813,000	1,599,000
Sales and payroll taxes payable	790,000	517,000
Income tax payable	244,000	154,000
Third party software costs payable	77,000	-
Deferred rent	308,000	128,000
Accrued professional services	56,000	49,000
Accrued legal fees	140,000	-
Other accrued liabilities	165,000	86,000

	$4,423,000	$3,230,000

9.           Income Taxes

The Company has identified its federal tax return and its state returns in Pennsylvania and California as “major” tax jurisdictions.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2006 through 2011, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on a tax authority audit and does not anticipate any adjustments that will result in a material change to its financial position.

In 2008, the Israel Taxing Authority “ITA” notified the Company that it intended to re-examine a 2002 transaction that it had previously approved. During the course of the examination, the ITA also reviewed the years 2003 through 2010.  In January 2012, a comprehensive settlement covering the tax years 2002 through 2010 was completed for a total settlement of $131,000.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the years ended December 31, 2011 and 2010, there were no interest or penalties related to the settlement of audits.

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

The provision for income taxes is as follows:

Years ended December 31,	2011	2010
Current:
Federal	$18,000	$-
State	-	-
Foreign	202,000	(7,000)
Deferred:
Federal	$27,000	$32,000
State	23,000	8,000
Foreign	-	-

	$270,000	$33,000

Pre-tax income (loss) for domestic locations for the years ended December 31, 2011 and 2010 was $1,829,000 and ($525,000), respectively.  Foreign locations had pre-tax loss of $920,000 and $1,012,000 in 2011 and 2010, respectively.

The approximate income tax effect of each type of temporary difference is as follows:

December 31,	2011	2010
Deferred income tax assets:
Timing of revenue recognition	$155,000	$24,000
Accruals and reserves not currently deductible for tax	226,000	220,000
Benefit of net operating loss carryforward	12,181,000	12,590,000
Benefit of foreign net operating loss carryforward	2,529,000	2,344,000
Depreciation	271,000	303,000
Alternative minimum tax	361,000	361,000
Non-qualified stock options	407,000	311,000
Other	23,000	21,000

	16,153,000	16,174,000
Deferred income tax liabilities:
Capitalized software development costs	(1,237,000)	(823,000)
Amortization of deductible goodwill	(244,000)	(194,000)

	(1,481,000)	(1,017,000)

Net deferred tax asset before allowance	14,672,000	15,157,000
Valuation allowance	(14,916,000)	(15,351,000)

Net deferred income tax liability	$(244,000)	$(194,000)

Realization of deferred tax assets is primarily dependent on future taxable income, the amount and timing of which is uncertain.  The valuation allowance is adjusted on a periodic basis to reflect management’s estimate of the realizable value of the net deferred tax assets.  Therefore, a valuation allowance has been recorded for the entire net deferred tax asset with the exception of $244,000 related to the deferred tax liability associated with indefinite-lived intangible assets.  Because indefinite-lived intangible assets and goodwill are not amortized for book purposes, the related deferred tax liabilities will not reverse until some indeterminate future period when the assets become impaired, are disposed of, or begin to reverse if they are reclassified as an amortizing intangible asset.  The expected timing of future reversals of deferred tax liabilities are to be taken into account when evaluating the realizability of deferred tax assets.  Therefore, the Company believes the reversal of deferred tax liabilities related to indefinite-lived intangible assets and goodwill should not be considered a source of future taxable income when assessing the realization of the Company’s deferred tax assets and as a result a deferred expense has been recorded.

The Company had a tax holiday in Israel, which expired in 2011.  Taxable income (loss) for the Israeli subsidiary was $87,000 and ($210,000) for the years ended December 31, 2011 and 2010, respectively.  The Israeli subsidiary has a tax liability of  $9,000 as of December 31, 2011. Prior to December 31, 2011 the Israeli subsidiary had a full valuation allowance to offset its deferred tax asset.

As of December 31, 2011, the Company had a net operating loss carryforward for United States federal income tax purposes of approximately $31,597,000.  Included in the aggregate net operating loss carryforward is $8,900,000 of tax deductions related to equity transactions, the benefit of which will be credited to stockholders’ equity, if and when realized after the other tax deductions in the carryforwards have been realized. The net operating loss carryforwards expire between 2016 through 2030.

The Company does not provide for federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.  At December 31, 2011, the Company had not provided federal income taxes on cumulative earnings of individual international subsidiaries of $2,529,000.  Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions.  Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.  As noted above, the Company has significant net operating loss carryforwards for U.S. federal income taxes purposes, which are available to offset the potential tax liability if the earnings were to be distributed.

The extent to which the loss carryforward can be used to offset future taxable income and tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period.

The effective tax rate differed from the statutory U.S. federal income tax rate as follows:

	Year ended December 31,
	2011	2010
U.S. Federal Statutory Rate	34.0%	34.0%
State Tax	3.7%	(0.3%)
Permanent differences	1.0%	(0.5%)
Foreign tax (benefit)	36.4%	(10.1%)
Other	(1.2%)	0.3%
Valuation allowance	(44.3%)	(25.5%)

	29.6%	(2.1%)

10.            Line of Credit

On May 23, 2006 the Company entered into a secured revolving line of credit agreement with a bank.  That agreement was amended in June of 2008 with an expiration date of June 30, 2009. The line of credit was modified on July 31, 2009 to a guidance line of credit where all draws will be at the bank’s discretion which expired on December 31, 2010 and was not since renewed. The guidance line of credit had no fees associated with it. The guidance line of credit interest rate is the prime rate, with a floor of 5%. There were no amounts outstanding as of December 31, 2010.

11.            Commitments and Contingencies

Leases

The Company leases facilities and equipment under non cancelable operating leases which include escalation clauses.  Rent expense for facility leases for the years ended December 31, 2011 and 2010 was $1,103,000 and $1,145,000, respectively.  Equipment and vehicle lease expense for the years ended December 31, 2011 and 2010 was $244,000 and $252,000, respectively.

Future minimum lease payments under the Company’s leases as of December 31, 2011 are as follows:

Operating Leases
2012	$1,392,000
2013	1,153,000
2014	569,000
2015	297,000
2016	350,000
2017	7,000

Litigation

From time to time, the Company may be involved in certain legal actions and customer disputes arising in the ordinary course of business. In the Company’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial position or results of operations.

12.           Profit Sharing Plan/Savings Plan

The Company maintains a discretionary profit sharing plan, including a voluntary Section 401(k) feature, covering all qualified and eligible employees. Company contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  The Company may match 25% of eligible employees’ contributions to the 401(k) plan up to a maximum of 1.5% of each employee’s compensation. It was determined by the Board of Directors that there would be no match in 2011 and 2010.

13.           Equity Plans

Share-Based Awards

Compensation costs in 2011 include compensation costs for all share-based payments granted to employees and directors based on the grant date fair value estimated.

As of December 31, 2011, the total unrecognized compensation cost related to non-vested options amounted to $424,000, which is expected to be recognized over the options’ remaining vesting periods of 2.79 years.  No income tax benefit was realized by the Company in the year ended December 31, 2011 as the Company maintains a full valuation allowance on its net deferred tax asset.

The Company has Stock Option Plans (the “Plans”) under which incentive and non-qualified stock options may be granted to its employees, officers, directors and others. Generally, incentive stock options are granted at fair value, become exercisable over a four-year period, and are subject to the employee’s continued employment. Non-qualified options are granted at exercise prices determined by the Board of Directors and vest over varying periods.  A summary of the status of the Company’s stock options as of December 31, 2011 and 2010 and changes during the years then ended are as follows:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
	Shares	Wtd. Avg. Exercise Price Per Share	Shares	Wtd. Avg. Exercise Price Per Share
Balance, December 31, 2009	531,000	$5.20	307,000	$6.04
Granted	119,000	2.43	-	-
Cancelled	(14,000)	5.93	-	-
Exercised	(1,000)	2.75	-	-
Expired	(20,000)	12.26	-	-

Balance, December 31, 2010	615,000	4.42	364,000	5.35
Granted	125,000	3.12	-	-
Cancelled	(24,000)	3.79	-	-
Exercised	(12,000)	3.35	-	-
Expired	(6,000)	5.70	-	-

Balance, December 31, 2011	698,000	$4.22	425,000	$4.37

During the third quarter of 2010, the 2006 Stock Option Plan was amended to authorize an additional 560,000 shares of Common Stock of the Company.  Including other existing plans, there are 433,000 shares available for granting future options as of December 31, 2011.  It is the Company’s policy to issue shares from authorized but unissued common stock when stock options are exercised.

The following table summarizes outstanding options that are vested and expected to vest under the Company’s stock option plans as of December 31, 2011:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding Options	698,000	$4.22	6.57	$150,000

Vested and Expected to Vest	572,000	$4.37	6.86	$117,000
Options Exercisable	425,000	$5.01	5.03	$ 31,000

The total fair value of shares vested for the years ended December 31, 2011 and 2010 was $223,000 and $303,000, respectively.

A summary of the status of the Company’s nonvested share options as of December 31, 2011 is presented below:

Non Vested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31, 2010	251,000	$2.26
Granted	125,000	2.35
Vested	(89,000)	2.43
Forfeited or expired	(15,000)	2.61
Nonvested at December 31, 2011	272,000	$2.23

The following table shows total share-based compensation expense included in the consolidated statement of operations:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Cost of Services and Maintenance	$45,000	$54,000
Product Development	8,000	21,000
Sales and Marketing	12,000	13,000
General and Administrative	159,000	197,000
Pre-tax share-based compensation	224,000	285,000
Income tax benefit	-	-
Stock-based compensation expense, net	$224,000	$285,000

Convertible Preferred Stock

On September 24, 2008 the Company issued 826,000 shares of Series-A Convertible Preferred Stock (“Series A Preferred Stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred Stock at an initial rate of 6%  and was increased to 10% on September 24, 2010 and are payable only when, as and if declared by the Company’s Board of Directors, quarterly in arrears.

The Series A Preferred Stock may be converted into common stock at the initial rate of one share of common for each share of Series A Preferred Stock.  After six months from  issuance there was no limit on the number of shares that could be converted. Commencing two years after issuance, the Company has certain rights to cause conversion of all of the shares of Series A Preferred Stock then outstanding.  Commencing four years after issuance, the Company may redeem, subject to board approval, all of the shares of Series A Preferred Stock then outstanding at a price equal to the greater of (i) 130% of the purchase price plus all accrued and unpaid dividends and (ii) the fair market value of such number of shares of common stock which the holder of the Series A Preferred Stock would be entitled to receive had the redeemed Series A Preferred Stock been converted immediately prior to the redemption.

The Company recorded the Series A Preferred Stock on the Company’s consolidated balance sheet within stockholders’ equity.

The Series A Preferred Stock is recorded on the consolidated balance sheet at the amount of net proceeds received less an imputed dividend cost.  The imputed dividend cost of $218,000 was the result of the Series A Preferred Stock having a dividend rate during the first two years after its issuance (6%) that is lower than the rate that becomes fixed (10%) after the initial  two year  period.  The  imputed  dividend  cost of  $218,000 was  amortized  over  the first two years from the date of issuance and was based upon the present value of the dividend discount using a 10% yield.

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

Year ended December 31,	2011	2010
Revenues
Software license fees
United States
Domestic	$2,837,000	$822,000
Total United States software license revenue	2,837,000	822,000

United Kingdom	912,000	2,100,000
Asia/Pacific	2,955,000	2,039,000
Total foreign software license fees	3,867,000	4,139,000

Total software license fees	6,704,000	4,961,000

Services and maintenance
United States
Domestic	10,752,000	9,409,000
Total United States services and maintenance revenue	10,752,000	9,409,000

Europe	4,268,000	2,570,000
Asia/Pacific	4,863,000	4,446,000
Total foreign services and maintenance revenue	9,131,000	7,016,000
Total services and maintenance revenue	19,883,000	16,425,000
Total revenue	$26,587,000	$21,386,000
Net income (loss)
United States	$1,340,000	$(1,685,000)
Europe	(126,000)	(499,000)
Asia/Pacific	(541,000)	614,000
Net income (loss)	$673,000	$(1,570,000)
Long lived assets
United States	$5,608,000	$4,669,000
Europe	50,000	17,000
Asia/Pacific	203,000	173,000
Total long-lived assets	$5,861,000	$4,859,000

Total assets
United States	$12,561,000	$9,483,000
Europe	1,807,000	3,313,000
Asia/Pacific	2,360,000	1,504,000
Total assets	$16,728,000	$14,300,000

15.                 Selected Consolidated Quarterly Financial Data (Unaudited)

2011 Quarter Ended	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Revenues	$6,939,000	$6,594,000	$6,095,000	$6,959,000
Gross profit	3,265,000	2,946,000	2,053,000	3,506,000
Net income (loss)	555,000	249,000	(759,000)	633,000
Basic net income (loss) per share	$0.13	$0.05	$(0.24)	$0.16
Diluted net income (loss) per share	$0.12	$0.04	$(0.24)	$0.13
Shares used in computing basic net income (loss) per share (in thousands)	3,567	3,567	3,560	3,555
Shares used in computing diluted net income (loss) per share (in thousands)	4,422	4,402	3,560	4,447

2010 Quarter Ended	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Revenues	$7,112,000	$4,988,000	$4,596,000	$4,690,000
Gross profit	3,724,000	1,727,000	1,271,000	1,557,000
Net income (loss)	1,301,000	(511,000)	(1,267,000)	(1,093,000)
Basic net income (loss) per share	$0.34	$(0.16)	$(0.37)	$(0.33)
Diluted net income (loss) per share	$0.30	$(0.16)	$(0.37)	$(0.33)
Shares used in computing basic net income (loss) per share (in thousands)	3,555	3,555	3,555	3,555
Shares used in computing diluted net income (loss) per share (in thousands)	4,381	3,555	3,555	3,555

16.                 Subsequent Event

In 2008, the Israel Taxing Authority “ITA” notified the Company that it intended to re-examine a 2002 transaction that it had previously approved. During the course of the examination, the ITA also reviewed the years 2003 through 2010.  In January 2012, a comprehensive settlement covering the tax years 2002 through 2010 was completed for a total settlement of $131,000, which is included in income tax expense for the year ended December 31, 2011.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.                   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of  internal control over financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting  and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that our transactions are recorded as necessary to permit the preparation of our financial statements in accordance with accounting principles generally accepted in the U.S., and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal controls over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are found.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commision. Based on this evaluation, our management concluded that our system of internal controls over financial reporting was effective as of December 31, 2011.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as the rules of the Securities and Exchange Commission applicable to the Company do not require such an attestation report and permit us to provide only management’s report in this Form 10-K.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                      Other Information.

None

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its 2012 Annual Meeting of Stockholders proposed to be held on June 12, 2012, and the information therein is incorporated herein reference.

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

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement is incorporated herein by reference.

See “Securities Authorized for Issuance Under Equity Compensation Plans” under Part II, Item 5.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence.

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

PART IV

Item 15.                      Exhibits and Financial Statement Schedules.

(a)(1)(A)	Consolidated Financial Statements.

i)	Consolidated Balance Sheets at December 31, 2011 and 2010.
ii)	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010.
iii)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010.
iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010.
v)	Notes to the Consolidated Financial Statements.

(a)(1)(B)	Report of Independent Registered Public Accounting Firm.

(a)(2)	Schedules.

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

10.12#	Amended and Restated 2006 Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2010).
10.13#	Form of Incentive Stock Option under Amended and Restated 2006 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed June 16, 2010).
10.14#	Form of Non Qualified Stock Options under Amended and Restated 2006 Stock Option Plan Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed June 16, 2010).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Grant Thornton, LLP.
24.1*	Powers of Attorney (See the Signature Page).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 –Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 –Chief Executive Officer.
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

Exhibits.
* Filed herewith.
# Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTEA INTERNATIONAL INC.

By: /s/Zack Bergreen
Zack Bergreen
Chief Executive Officer

March 27, 2012

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

Signature	Title	Date

/s/Zack Bergreen	Chief Executive Officer	March 27, 2012
Zack Bergreen	(Principal Executive Officer)

/s/Rick Etskovitz	Chief Financial Officer	March 27, 2012
Rick Etskovitz	(Principal Financial Officer and
Principal Accounting Officer)

/s/Thomas J. Reilly, Jr.	Director	March 27, 2012
Thomas J. Reilly, Jr.

/s/Zack Bergreen	Chairman of the Board of Directors	March 27, 2012
Zack Bergreen

/s/Adrian Peters	Director	March 27, 2012
Adrian Peters

/s/Eric Siegel	Director	March 27, 2012
Eric Siegel

EXHIBIT INDEX

No.	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton, LLP

24.1	Powers of Attorney (See the Signature Page)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 –Chief
Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002 –Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes
Oxley Act of 2002 – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase