Form 10-Q
period 2012-03-31
ASTEA INTERNATIONAL INC
filed 2012-05-15
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          March 31, 2012
or

[    ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from                                                                               to

Commission File Number: 0-26330

ASTEA INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	23-2119058
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification No.)

240 Gibraltar Road, Horsham, PA	19044
(Address of principal executive offices)	(Zip Code)

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
Yes           No   X

As of May 8, 2012, 3,567,299 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2012 (Unaudited)	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,442,000	$2,146,000
Investments available for sale	329,000	626,000
Receivables, net of allowance of $99,000 (unaudited) and $99,000	6,411,000	7,592,000
Prepaid expenses and other	448,000	503,000
Total current assets	8,630,000	10,867,000

Property and equipment, net	588,000	507,000
Intangibles, net	470,000	504,000
Capitalized software, net	3,255,000	3,064,000
Goodwill	1,538,000	1,538,000
Restricted cash	180,000	109,000
Other assets	126,000	139,000
	$14,787,000	$16,728,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,761,000	$4,423,000
Deferred revenues	5,926,000	6,601,000
Total current liabilities	9,687,000	11,024,000

Long-term liabilities:
Deferred tax liability	255,000	244,000
Commitment and contingencies

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value, shares authorized 5,000,000; issued and outstanding 826,000	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,609,000 and 3,609,000; outstanding 3,567,000 and 3,567,000	36,000	36,000
Additional paid-in-capital	31,028,000	31,048,000
Accumulated deficit, including accumulated comprehensive loss of of $585,000 and $625,000	(26,019,000)	(25,424,000)
Less: treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	4,845,000	5,460,000
Total liabilities and stockholders’ equity	$14,787,000	$16,728,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Software license fees	$193,000	$2,286,000
Services and maintenance	6,271,000	4,673,000
Total revenues	6,464,000	6,959,000
Costs of revenues:
Cost of software license fees	392,000	440,000
Cost of services and maintenance	3,933,000	3,013,000
Total cost of revenues	4,325,000	3,453,000
Gross Profit	2,139,000	3,506,000
Operating expenses:
Product development	571,000	486,000
Sales and marketing	1,102,000	1,309,000
General and administrative	1,086,000	1,074,000
Total operating expenses	2,759,000	2,869,000
(Loss) income from operations	(620,000)	637,000
Interest income	5,000	5,000
(Loss) income before income taxes	(615,000)	642,000
Income tax expense	18,000	9,000
Net (loss) income	(633,000)	633,000
Preferred dividend	75,000	75,000
Net (loss) income available to common stockholders	$(708,000)	$558,000
Net (loss) income	$(633,000)	$633,000
Basic (loss) earnings per share available to common stockholders	$(0.20)	$0.16
Diluted (loss) earnings per share available to common stockholders	$(0.20)	$0.13
Weighted average shares outstanding used in computing basic (loss) earnings per share	3,567,000	3,555,000
Weighted average shares outstanding used in computing diluted (loss) earnings per share	3,567,000	4,447,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net (loss) income	$(633,000)	$633,000
Other comprehensive (loss) income:
Foreign currency translation adjustment	31,000	32,000
Change in unrealized gain on available for sale investments	7,000	1,000
Comprehensive (loss) income	$(595,000)	$666,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2012 (Unaudited)	For the Year Ended December 31, 2011
Convertible redeemable preferred stock
Balance, beginning and end of period	$8,000	$8,000

Common stock
Balance, beginning and end of period	36,000	36,000

Additional paid-in capital
Balance, beginning of period	31,048,000	31,083,000
Exercise of stock options	-	41,000
Dividends paid	(75,000)	(300,000)
Stock based compensation	55,000	224,000

Balance, end of period	31,028,000	31,048,000

Accumulated deficit
Balance, beginning of period	(25,424,000)	(26,062,000)
Comprehensive (loss) income	(595,000)	638,000

Balance, end of period	(26,019,000)	(25,424,000)

Treasury stock, at cost
Balance, beginning and end of period	(208,000)	(208,000)

Total stockholders’ equity	$4,845,000	$5,460,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(633,000)	$633,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	448,000	477,000
Decrease in allowance for doubtful accounts	-	(2,000)
Stock-based compensation	55,000	58,000
Deferred income tax	10,000	9,000
Changes in operating assets and liabilities:
Receivables	1,071,000	104,000
Prepaid expenses and other	80,000	(119,000)
Accounts payable and accrued expenses	(557,000)	588,000
Deferred revenues	(684,000)	117,000
Other assets	13,000	(12,000)
Net cash (used in) provided by operating activities	(197,000)	1,853,000
Cash flows from investing activities:
Sale of short term investments	306,000	497,000
Purchase of short term investments	-	(426,000)
Purchases of property and equipment	(148,000)	(72,000)
Capitalized software development costs	(537,000)	(753,000)
Increase in restricted cash	(71,000)	(34,000)
Net cash used in investing activities	(450,000)	(788,000)

Cash flows from financing activities:
Dividend payments on preferred stock	(75,000)	(75,000)
Net cash used in financing activities	(75,000)	(75,000)
Effect of exchange rate changes on cash	18,000	(114,000)
Net (decrease) increase in cash and cash equivalents	(704,000)	876,000
Cash and cash equivalents, beginning of period	2,146,000	2,404,000
Cash and cash equivalents, end of period	$1,442,000	$3,280,000

Supplemental schedule of non-cash investing activities:
Lease incentive liability	$-	$185,000
See accompanying notes to the consolidated financial statements.

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The consolidated financial statements at March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest annual report (Form 10-K) and our Form 10-Q’s for the quarters ended March 31, 2011, June 30, 2011, and September 30, 2011.  The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2012.

Certain reclassifications were made to prior period financial statements to conform to the current presentation.

2.      RECENTLY ADOPTED ACCOUNTING GUIDANCE

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income, or in two separate consecutive statements. The new guidance also requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. We adopted the new guidance beginning January 1, 2012, using two consecutive statements for all periods presented.  Adoption of this new guidance only resulted in financial statement presentation changes.

On January 1, 2012, we adopted guidance issued by the FASB on accounting and disclosure requirements related to fair value measurements. The guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. Adoption of this new guidance did not have a material impact on our financial statements.

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

On March 31, 2012 and December 31, 2011 the fair value for all of the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale debt securities by major security type and class of security at March 31, 2012 and December 31, 2011 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Aggregate fair value
At March 31, 2012
Available-for-sale:
Mutual Funds	$326,000	$4,000	$(1,000)	$329,000
	$326,000	$4,000	$(1,000)	$329,000
At December 31, 2011
Available-for-sale:
Mutual Funds	$631,000	$—	$(5,000)	$626,000
	$631,000	$—	$(5,000)	$626,000

The aggregate fair value of mutual funds as of March 31, 2012 was $329,000. Included in this total were $80,000 of mutual funds which contained an unrealized loss of $1,000. These mutual funds contain investments that seek a high level of current income. The funds normally invest at least 80% of net assets, plus the amount of any borrowings for investment purposes, in floating or adjustable rate senior loans of any maturity or credit quality, including those rated below investment grade or determined by the fund's advisor to be of comparable quality. The unrealized loss on the mutual funds is due to the credit quality of the senior loans in the portfolio.   Based upon the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the first quarter 2012, there was no interest or penalties related to the settlement of any audits.

At March 31, 2012, the Company maintained a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of future taxable income.

In 2008, the Israel Taxing Authority “ITA” notified the Company that it intended to re-examine a 2002 transaction that it had previously approved. During the course of the examination, the ITA also reviewed the years 2003 through 2010.  In January 2012, a comprehensive settlement covering the tax years 2002 through 2010 was completed for a total settlement of $131,000.  The settlement was reported in the 2011 operating results.

6.       STOCK-BASED COMPENSATION

The Company records stock-based compensation using the modified prospective transition method.   Under this method, compensation costs recognized in 2012 include (a) compensation costs for all share-based payments granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date value estimated and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value.

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

As of March 31, 2012, the total unrecognized compensation cost related to non-vested options amounted to $445,000, which is expected to be recognized over the options’ average remaining vesting period of 2.84 years.  No income tax benefit was realized by the Company in the three months ended March 31, 2012.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model.

There were 40,000 and 10,000 options granted during the first three months of 2012 and 2011, respectively.

Activity under the Company’s stock option plans is as follows:

	OPTIONS OUTSTANDING
	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2011	698,000	$4.22
Granted	40,000	4.79
Canceled	(25,000)	5.74
Balance, March 31, 2012	713,000	$4.20

The following table summarizes outstanding options under the Company’s stock option plans as of March 31, 2012.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	713,000	$4.20	6.49	$134,000

Ending Vested and Exercisable	424,000	$4.84	4.87	$32,000

Options Expected to Vest	586,000	$4.30	6.79	$108,000

7.       (LOSS) EARNINGS PER SHARE

(Loss) earnings per share is computed on the basis of the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic (loss) earnings per share, weighted average numbers of shares outstanding are used as the denominator.

In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had net loss allocable to common stockholders for the three months ended March 31, 2012 and  net income allocable to the common stockholders for the three months ended March 31, 2011.  (Loss) earnings per share is computed as follows:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net (loss) income allocable to common stockholders (A)	$(708,000)	$558,000

Denominator:
Weighted average shares used to compute net (loss) earnings allocable to common stockholders per common share-basic (B)	3,567,000	3,555,000
Conversion of preferred shares to common stock	-	826,000
Effect of dilutive stock options	-	66,000
Weighted average shares used to compute net (loss) earnings allocable to common stockholders per common share-dilutive (C)	3,567,000	4,447,000

Basic net (loss) earnings per share to common stockholders (A/B)	$(0.20)	$0.16
Dilutive net (loss) earnings per share to common stockholders (A/C)	$(0.20))	$0.13

All options outstanding to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation for the three months ended March 31, 2012 as the inclusion of these options would have been antidilutive.

8.       MAJOR CUSTOMERS

For the three months ended March 31, 2012 there were no customers that accounted for 10% or more of total revenues and for the three months ended March 31, 2011 there was one customer that accounted for 17% of total revenues.  At March 31, 2012 and December 31, 2011, there was one customer that accounted for 15% and 10% of total accounts receivable, respectively.

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

For the Three Months Ended,	March 31, 2012	March 31, 2011
Revenues:
Software license fees
United States	$126,000	$794,000

Total United States software license fees	126,000	794,000

Europe	67,000	210,000
Asia Pacific	-	1,282,000

Total international software license fees	67,000	1,492,000
Total software license fees	193,000	2,286,000

Services and maintenance
United States	3,338,000	2,589,000

Total United States services and maintenance revenue	3,338,000	2,589,000

Europe	975,000	920,000
Asia Pacific	1,958,000	1,164,000
Total international services and maintenance revenue	2,933,000	2,084,000
Total services and maintenance revenue	6,271,000	4,673,000
Total revenue	$6,464,000	$6,959,000
Net (loss) income
United States	$81,000	$665,000
Europe	(294,000)	(183,000)
Asia Pacific	(420,000)	151,000
Net (loss) income	$(633,000)	$633,000

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This document contains various forward-looking statements and information that are based on management's beliefs, assumptions made by management and information currently available to management.  Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected.   Certain of these, as well as other risks and uncertainties are described in more detail herein and in Astea International Inc.’s (“Astea or the Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in its Summary of Accounting Policies, Note 2, in the Company’s 2011 Annual Report on Form 10-K.  The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

For the three months ended March 31, 2012 and 2011, the Company recognized $6,464,000 and $6,959,000, respectively, of revenue related to software license fees and services and maintenance.

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

Software development costs are amortized on a product-by product basis over the greater of the ratio of current revenues to total anticipated revenues (current and future revenues) or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances had occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of March 31, 2012, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

In accordance with the new guidance, the Company first performed a qualitative assessment to determine whether it was necessary to perform the two-step goodwill impairment test. If the Company believed, as a result of its qualitative assessment, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test were unnecessary.

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

The Company performed a qualitative assessment during the fourth quarter of 2011 and determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying value. The Company determined there was no triggering event at March 31, 2012 and December 31, 2011 which could require an interim impairment analysis.

Major Customers

For the three months ended March 31, 2012 there were no customers that accounted for 10% or more of total revenues and for the three months ended March 31, 2011 there was one customer that accounted for 17% of total revenues.  At March 31, 2012 and December 31, 2011, there was one customer that accounted for 15% and 10% of total accounts receivable, respectively.

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

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expenses.  Such amounts were not material for the first three months of 2012 and 2011 and did not have a material impact on our financial position.

Currency Translation

The accounts of the international subsidiaries and branch operations translate the assets and liabilities of international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as other comprehensive loss in the accompanying consolidated statements of stockholders’ equity. Transaction gains and losses are included in net income (loss). General and administrative expenses include transaction (losses) gains of ($10,000) and $32,000 for the three months ended March 31, 2012 and 2011, respectively.

(Loss) Earnings Per Share

(Loss) earnings per share is computed on the basis of the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic (loss) earnings per share, weighted average numbers of shares outstanding are used as the denominator.

In the calculation of basic (loss) earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had a net loss allocable to common stockholders for the three months ended March 31, 2012 and  net income allocable to the common stockholders for the three months ended March 31, 2011. (Loss)  earnings per share is computed as follows:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net (loss) income allocable to common stockholders (A)	$(708,000)	$558,000

Denominator:
Weighted average shares used to compute net (loss) earnings allocable to common stockholders per common share-basic (B)	3,567,000	3,555,000
Conversion of preferred shares to common stock	-	826,000
Effect of dilutive stock options	-	66,000
Weighted average shares used to compute net (loss) earnings allocable to common stockholders per common share-dilutive (C)	3,567,000	4,447,000

Basic net (loss) earnings per share to common stockholders (A/B)	$(0.20)	$0.16

Dilutive net (loss) earnings per share to common stockholders (A/C)	$(0.20)	$0.13

All options outstanding to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation for the three months ended March 31, 2012 as the inclusion of these options would have been antidilutive.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income, unrealized (losses) gains on investments available for sale and foreign currency translation adjustments.  The effects are presented in the accompanying Consolidated Statements of Stockholders’ Equity.

Stock-Based Compensation

The Company records stock-based compensation using the modified prospective transition method.   Under this method, compensation costs recognized in 2012  include (a) compensation costs for all share-based payments granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date value estimated and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value.

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

Under the Company’s stock option plans, options awards generally vest over a four year period of continuous service and have a 10 year contractual term.   The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of the grant using the Black-Scholes Merton option pricing formula.  There were 40,000 and 10,000 options granted during the three months ended March 31, 2012 and 2011, respectively.

Convertible Redeemable Preferred Stock

On September 24, 2008 the Company issued 826,000 shares of Series-A Convertible Preferred Stock (“Series A Preferred Stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrued daily on the Series A Preferred Stock at an initial rate of 6%  and was increased to 10% on September 24, 2010 and are payable only when, as and if declared by the Company’s Board of Directors, quarterly in arrears.

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

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

Revenues

Revenues decreased $495,000 or 7%, to $6,464,000 for the three months ended March 31, 2012 from $6,959,000 for the three months ended March 31, 2011.  Software license fee revenues decreased $2,093,000, or 92%, from the same period last year.  Services and maintenance revenue for the three months ended March 31, 2012 amounted to $6,271,000, a 34% increase from the same quarter in 2011.

Software license fee revenues decreased 92% to $193,000 in the first quarter of 2012 from $2,286,000 in the first quarter of 2011.  Astea Alliance license revenues decreased $2,017,000 or 93%, to $163,000 in the first quarter of 2012 from $2,180,000 in the first quarter of 2011. The decrease resulted from no license sales to new customers in the first quarter of 2012. The only license revenue resulted from small add-on sales to existing customers compared to the first quarter of 2011 in which the Company had several license sales to new customers. FieldCentrix license fee revenue decreased $76,000 or 72% in the first quarter of 2012 compared to $106,000 in the first quarter of 2011. There were no new customers in the first quarter of 2012 and 2011.  FieldCentrix license revenue only resulted from sales to existing customers.

Services and maintenance revenues increased 34% to $6,271,000 in the first quarter of 2012 from $4,673,000.    Astea Alliance service and maintenance revenues increased by $1,648,000 or 44% compared to the first quarter of 2011.  The increase resulted from implementation projects from customers from new license sales that closed in 2011.  Service and maintenance revenues generated by FieldCentrix increased by $14,000 or 2% from $891,000 in 2011 to $905,000 during the same period in 2012. The increase is due to additional maintenance revenue from new customers in the later part of 2011.

Costs of Revenues

Cost of software license fees decreased 11% to $392,000 in the first quarter of 2012 from $440,000 in the first quarter of 2011.  Included in the cost of software license fees are the fixed costs of capitalized software amortization and amortization of software acquired from FieldCentrix and the cost of all third party software embedded in the Company’s software licenses sold to customers.  The principal cause of the decrease in cost of revenues is lower amortization of capitalized software costs in the first quarter of 2012 compared to the same period in 2011.  Amortization of capitalized software development costs was $347,000 for the quarter ended March 31, 2012 compared to $391,000 for the same quarter in 2011.  The software license gross margin percentage was (119%) in the first quarter of 2012 compared to 81% in the first quarter of 2011.  The decline in the license margin resulted primarily from the significant decrease in license revenues.

Cost of services and maintenance increased 31% to $3,933,000 in the first quarter of 2012 from $3,013,000 in the first quarter of 2011. The increase in cost of service and maintenance is attributed primarily to increases in headcount from last year to this year, increases in outside consultant expense, and increases in travel expense. The services and maintenance gross margin percentage was 37% in the first quarter of 2012 compared to 36% in the first quarter of 2011.  The slight improvement in services and maintenance gross margin was primarily due to increase in billable projects in all regions in which the Company operates, partially offset by increases in expenses related to the increased headcount and travel expenses.

Gross Profit

Gross profit decreased 39% to $2,139,000 in the first quarter of 2012 from $3,506,000 in the first quarter of 2011. As a percentage of revenue, gross profit in the first quarter of 2012 was 33% compared to 50% in the first quarter of 2011. The year-over-year decrease in gross profit was largely driven by a decrease in license sales in the first quarter of 2012.

 Operating Expenses

Product Development

Product development expense increased 17% to $571,000 in the first quarter of 2012 from $486,000 in the first quarter of 2011. The increase was attributable to less cost being capitalized in the first quarter of 2012 compared to the same quarter in 2011. In the first quarter of 2012, the Company continued with its current development projects, and released Astea Alliance V10 SP4 at which time the capitalization of development costs ceased for that project. In the first three months of 2011, the Company began several new development projects which added significant functionality to existing versions of its Astea Alliance products. Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Development costs of $537,000 were capitalized in the first quarter of 2012 compared to $753,000 during the same period in 2011.  Gross product development expense was $1,108,000 in the quarter ended March 31, 2012 compared to $1,239,000 during the same quarter in 2011. The decrease is the result of transferring certain development staff to billable professional services activities.  Product development expense as a percentage of revenues increased to 9% for the quarter ended March 31, 2012 compared to 7% for the quarter ended 2011.

Sales and Marketing

Sales and marketing expense decreased 16% to $1,102,000 in the first quarter of 2012 from $1,309,000 in the first quarter of 2011. The decrease in sales and marketing expense is attributable to decreases in commissions from lower licenses sales and a slight decrease in marketing costs. The Company continues to focus on improving its market presence through intensified marketing efforts to increase awareness of the Company’s products.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expense was 17% in the quarter ended March 31, 2012 compared to 19% in the same period of 2011.

General and Administrative

General and administrative expenses increased 1% to $1,086,000 during the first quarter of 2012 from $1,074,000 in the first quarter of 2011.  Costs remain fairly consistent with a slight increase in salary and benefits.  As a percentage of revenue, general and administrative expenses increased to 17% in the first quarter of 2012 from 15% in the first quarter of 2011.

Interest Income

Interest income remained consistent at $5,000 in the first quarters of 2012 and 2011.  As of March 31, 2012 and 2011, the Company’s investments consisted of mutual funds.

Income Tax Expense

The Company recorded a provision for income tax of $18,000 during the first quarter of 2012 compared to $9,000 in the first quarter of 2011. The increase in the tax provision is due to the Company no longer having a tax holiday in Israel. As a result, our Israeli subsidiary must remit income taxes to the Israel Taxing Authority.

International Operations

The Company’s international operations contributed revenues of $3,000,000 in the first quarter of 2012, which is an 16% decrease compared to revenues generated during the first quarter of 2011.  The Company’s revenues from international operations amounted to 46% of the total Company revenue for the first quarter in 2012, compared to 51% of total revenues for the same quarter in 2011.  The decrease in international revenues compared to the same period in 2011 is primarily due to decreases in license revenues of 96% in all international operations, partially offset by an increase in service revenue of 59% in the Asia Pacific region.

Net (Loss) Income

Net (loss) for the three months ended March 31, 2012 was ($633,000) compared to a net income of $633,000 for the three months ended March 31, 2011.  The loss is primarily the result of a 92% decrease in software license fees and an increase in cost of services and maintenance of 31%, partially offset by a 34% increase in service and maintenance revenue. The increase in cost of services and maintenance was primarily due to increases in headcount in all regions and increases in travel costs.  The increase in service and maintenance revenues was primarily due to the increase in license sales from 2011.

Liquidity and Capital Resources

    Operating Activities

The Company used $197,000 of cash for operating activities in the first three months of 2012 compared to generating cash of $1,853,000 for the three months ended March 31, 2011. The reduction in operating cash of $2,050,000 resulted from a reduction in net income of $1,266,000 from 2011 to a loss in 2012, a decrease in accounts payable and accrued expense of $1,145,000, a decrease in deferred revenues of $801,000 and a decrease in depreciation and stock-based compensation of $32,000. Partially offsetting the increased uses of cash in operating activities were a decrease in accounts receivable of $967,000, a decrease in prepaid expense of $199,000, a decrease in other assets of $25,000 and an increase in deferred taxes of $1,000.

    Investing Activities

The Company used $450,000 for investing activities in the first three months of 2012 compared to $788,000 used in the first three months of 2011. The decrease in cash used for investing activities is attributable to a decrease of $426,000 in cash used for investment purposes and a decrease in capitalized software development costs of $216,000.  Partially offsetting the reductions in cash used for investment purposes were a decrease in sales of short term investments of $191,000, an increase in capital expenditures of $76,000 and an increase in long term restricted cash of $37,000 compared to the first three months of 2011.

  Financing Activities

The Company used $75,000 for financing activities in the first three months of 2012 and 2011 to pay the preferred stock dividends.

Due to the weakening of the U.S. dollar related to most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, the effect of exchange rates on cash provided an inflow of $18,000 in 2012 compared to an outflow of ($114,000) in 2011.

At March 31, 2012, the Company had a working capital ratio of .90:1, with cash and investments available for sale of $1,771,000.  The Company believes that it has adequate cash resources to make the investments necessary to sustain its continuing operations for the next twelve months.  The Company has projected revenues for 2012 that will generate enough funds to sustain its continuing operations.  In addition, the Company has continued with a number of cost containment programs which are expected to monitor the cost of operating the business. The Company expects its cash from operations to fund all of its financing needs for the upcoming year.  However, if actual results trail expectations, the Company has plans in place to reduce operating expenditures appropriately in order to continue to fund all required expenditures.  The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.  The Company does not plan any significant capital expenditures in 2012 other than to replace its existing capital equipment as it becomes obsolete.  In addition, it does not anticipate that its operations or financial condition will be affected materially by inflation.

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

Variability of Quarterly Results and Potential Risks Inherent in the Business

The Company’s operations are subject to a number of risks, which are described in more detail in the Company’s prior SEC filings, including in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Risks which are peculiar to the Company on a quarterly basis, and which may vary from quarter to quarter, include but are not limited to the following:

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

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 2012, the Company’s investments consisted of mutual funds.  The Company does not expect any material loss with respect to its investment portfolio.  In addition, the Company does not believe that a 10% change in interest rates would have a significant effect on its interest income.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency. For the three months ended March 31, 2012, approximately 46% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4.            CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.         RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect the Company’s business, financial condition or future results. The risks described in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

ASTEA INTERNATIONAL INC.

Date: May 15, 2012	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012	/s/Rick Etskovitz
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