Form 10-Q
period 2012-06-30
ASTEA INTERNATIONAL INC
filed 2012-08-14
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          June 30, 2012
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
Yes           No   X

As of August 7, 2012, 3,572,299 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012 (Unaudited)	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,301,000	$2,146,000
Investments available for sale	326,000	626,000
Receivables, net of allowance of $93,000 (unaudited) and $99,000	7,371,000	7,592,000
Prepaid expenses and other	343,000	503,000
Total current assets	9,341,000	10,867,000

Property and equipment, net	554,000	507,000
Intangibles, net	436,000	504,000
Capitalized software, net	3,541,000	3,064,000
Goodwill	1,538,000	1,538,000
Restricted cash	175,000	109,000
Other assets	127,000	139,000
	$15,712,000	$16,728,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,014,000	$4,423,000
Deferred revenues	5,723,000	6,601,000
Total current liabilities	9,737,000	11,024,000

Long-term liabilities:
Deferred tax liability	265,000	244,000
Commitment and contingencies

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value, shares authorized 5,000,000; issued and outstanding 826,000	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,614,000 and 3,609,000; outstanding 3,572,000 and 3,567,000	36,000	36,000
Additional paid-in-capital	31,022,000	31,048,000
Accumulated deficit, including accumulated comprehensive loss of of $677,000 and $625,000	(25,148,000)	(25,424,000)
Less: treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	5,710,000	5,460,000
Total liabilities and stockholders’ equity	$15,712,000	$16,728,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Revenues:
Software license fees	$2,384,000	$1,036,000	$2,577,000	$3,322,000
Services and maintenance	5,717,000	5,059,000	11,988,000	9,732,000
Total revenues	8,101,000	6,095,000	14,565,000	13,054,000
Costs of revenues:
Cost of software license fees	377,000	535,000	769,000	975,000
Cost of services and maintenance	3,592,000	3,507,000	7,525,000	6,520,000
Total cost of revenues	3,969,000	4,042,000	8,294,000	7,495,000
Gross Profit	4,132,000	2,053,000	6,271,000	5,559,000
Operating Expenses:
Product development	687,000	1,083,000	1,258,000	1,569,000
Sales and marketing	1,424,000	969,000	2,527,000	2,278,000
General and administrative	1,046,000	760,000	2,132,000	1,834,000
Total operating expenses	3,157,000	2,812,000	5,917,000	5,681,000

Income (loss) from operations	975,000	(759,000)	354,000	(122,000)
Interest income	4,000	6,000	9,000	11,000
Income (loss) before income taxes	979,000	(753,000)	363,000	(111,000)
Income tax expense	19,000	11,000	36,000	20,000
Net income (loss)	960,000	(764,000)	327,000	(131,000)
Preferred dividend	75,000	75,000	150,000	150,000
Net income (loss) available to common stockholders	$885,000	$(839,000)	$177,000	$(281,000)

Net income (loss)	$960,000	$(764,000)	$327,000	$(131,000)

Basic earnings (loss) per share available to common stockholders	$0.25	$(0.24)	$0.05	$(0.08)
Diluted earnings (loss) per share available to common stockholders	$0.22	$(0.24)	$0.05	$(0.08)

Weighted average shares outstanding used in computing basic earnings (loss) per common share	3,568,000	3,560,000	3,568,000	3,557,000
Weighted average shares outstanding used in computing diluted earnings (loss) per common share	4,411,000	3,560,000	3,568,000	3,557,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$960,000	$(764,000)	$327,000	$(131,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	(89,000)	(18,000)	(57,000)	14,000
Change in unrealized (loss) gain on available for sale investments	(1,000)	(7,000)	6,000	(6,000)
Comprehensive income (loss)	$870,000	$(789,000)	$276,000	$(123,000)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Six Months Ended June 30, 2012 (Unaudited)	For the Year Ended December 31, 2011
Convertible redeemable preferred stock
Balance, beginning and end of period	$8,000	$8,000

Common stock
Balance, beginning and end of period	36,000	36,000

Additional paid-in capital
Balance, beginning of period	31,048,000	31,083,000
Exercise of stock options	11,000	41,000
Dividends paid	(150,000)	(300,000)
Stock based compensation	113,000	224,000

Balance, end of period	31,022,000	31,048,000

Accumulated deficit
Balance, beginning of period	(25,424,000)	(26,062,000)
Comprehensive income	276,000	638,000

Balance, end of period	(25,148,000)	(25,424,000)

Treasury stock, at cost
Balance, beginning and end of period	(208,000)	(208,000)

Total stockholders’ equity	$5,710,000	$5,460,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$327,000	$(131,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	877,000	1,073,000
Decrease in allowance for doubtful accounts	(6,000)	(16,000)
Stock-based compensation	113,000	110,000
Deferred income tax	21,000	20,000
Changes in operating assets and liabilities:
Receivables	109,000	563,000
Prepaid expenses and other	154,000	37,000
Accounts payable and accrued expenses	(362,000)	362,000
Deferred revenues	(901,000)	(219,000)
Other assets	12,000	(13,000)
Net cash provided by operating activities	344,000	1,786,000
Cash flows from investing activities:
Sale of short term investments	308,000	491,000
Purchases of short term investments	-	(920,000)
Purchases of property and equipment	(181,000)	(154,000)
Capitalized software development costs	(1,152,000)	(1,079,000)
Increase in restricted cash	(66,000)	(32,000)
Net cash used in investing activities	(1,091,000)	(1,694,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	11,000	41,000
Dividend payments on preferred stock	(150,000)	(150,000)
Net cash used in financing activities	(139,000)	(109,000)
Effect of exchange rate changes on cash	41,000	(98,000)
Net decrease in cash and cash equivalents	(845,000)	(115,000)
Cash and cash equivalents, beginning of period	2,146,000	2,404,000
Cash and cash equivalents, end of period	$1,301,000	$2,289,000

See accompanying notes to the consolidated financial statements.

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      BASIS OF PRESENTATION

The consolidated financial statements at June 30, 2012 and for the three and six month periods ended June 30, 2012 and 2011 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest annual report (Form 10-K) and our Form 10-Q’s for the quarters ended March 31, 2011, June 30, 2011, September 30, 2011, and March 31, 2012.  The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2012.

Certain reclassifications were made to prior period financial statements to conform to the current presentation.

2.      RECENTLY ADOPTED ACCOUNTING GUIDANCE

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity is required to present either a continuous statement of net income and other comprehensive income, or in two separate consecutive statements. The new guidance also requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. We adopted the new guidance beginning January 1, 2012, using two consecutive statements for all periods presented.  Adoption of this new guidance only resulted in financial statement presentation changes.

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

On June 30, 2012 and December 31, 2011 the fair value for all of the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale debt securities by major security type and class of security at June 30, 2012 and December 31, 2011 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Aggregate fair value
At June 30, 2012
Available-for-sale:
Mutual Funds	$324,000	$3,000	$(1,000)	$326,000
	$324,000	$3,000	$(1,000)	$326,000
At December 31, 2011
Available-for-sale:
Mutual Funds	$631,000	$—	$(5,000)	$626,000
	$631,000	$—	$(5,000)	$626,000

The aggregate fair value of mutual funds as of June 30, 2012 was $326,000. Included in this total was $104,000 of mutual funds which contained an unrealized loss of $1,000.  These mutual funds contain investments that seek a high level of current income. The funds normally invest at least 80% of net assets, plus the amount of any borrowings for investment purposes, in floating or adjustable rate senior loans of any maturity or credit quality, including those rated below investment grade or determined by the fund's advisor to be of comparable quality. The unrealized loss on the mutual funds is due to the credit quality of the senior loans in the portfolio.   Based upon the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the first six months of 2012, there was no interest or penalties related to the settlement of any audits.

At June 30, 2012, the Company maintained a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of future taxable income.

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

As of June 30, 2012, the total unrecognized compensation cost related to non-vested options amounted to $416,000, which is expected to be recognized over the options’ average remaining vesting period of 2.72 years.  No income tax benefit was realized by the Company in the three and six months ended June 30, 2012.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model.

There were 40,000 and 15,000 options granted during the first six months of 2012 and 2011, respectively.

Activity under the Company’s stock option plans for the six months ended June 30, 2012 is as follows:

	OPTIONS OUTSTANDING
	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2011	698,000	$4.22
Granted	40,000	4.79
Exercised	(5,000)	2.25
Canceled	(33,000)	5.14
Expired	(20,000)	4.45
Balance, June 30, 2012	680,000	$4.22

The following table summarizes outstanding options under the Company’s stock option plans as of June 30, 2012.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	680,000	$4.22	6.39	$132,000

Ending Vested and Exercisable	410,000	$4.86	4.88	$29,000

Options Expected to Vest	584,000	$4.31	6.53	$108,000

7.       EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed on the basis of the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic earnings (loss) per share, weighted average numbers of shares outstanding are used as the denominator.

In the calculation of basic earnings (loss) per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had net income allocable to common stockholders for the three and six months ended June 30, 2012 and net (loss) allocable to common stockholders for the three and six months ended June 30, 2011.   Earnings (loss) per share are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) available to common shareholders basic	$885,000	$(839,000)	$177,000	$(281,000)
Preferred dividend	75,000	-	-	-
Net income (loss) available to common shareholders diluted	960,000	(839,000)	177,000	(281,000)

Denominator:
Weighted average shares used to compute net earnings (loss) available to common shareholders per common share-basic	3,568,000	3,560,000	3,568,000	3,557,000
Preferred shares assumed to be converted to common	826,000	-	-	-
Effect of dilutive stock options	17,000	-	-	-
Weighted average shares used to compute net earnings (loss) available to shareholders per common share-dilutive	4,411,000	3,560,000	3,568,000	3,557,000
Basic net earnings (loss) per share to common shareholder	$0.25	$(0.24)	$0.05	(0.08)

Dilutive net earnings (loss) per share to common shareholder	$0.22	$(0.24)	$0.05	(0.08)

All options outstanding to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation for the six months ended June 30, 2012, and the three and six months ended June 30, 2011 as the inclusion of these options would have been antidilutive.

8.       MAJOR CUSTOMERS

For the three months ended June 30, 2012 there was one customer that accounted for 11% of total revenues and for the three months ended June 30, 2011 there were no customers that accounted for 10% or more of total revenues. For the six months ended June 30, 2012, no customers accounted for 10% or more of total revenues and for the six months ended June 30, 2011 there was one customer that accounted for 10% of total revenues.   At June 30, 2012, there were no customers that accounted for 10% of total accounts receivable. At December 31, 2011, there was one customer that accounted for 10% of total accounts receivable.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Software license fees
United States	$1,559,000	$441,000	$1,684,000	$1,235,000
Total United States
software license fees	1,559,000	441,000	1,684,000	1,235,000

Europe	89,000	85,000	156,000	295,000
Asia Pacific	736,000	510,000	737,000	1,792,000
Total foreign software
license fees	825,000	595,000	893,000	2,087,000

Total software license fees	2,384,000	1,036,000	2,577,000	3,322,000

Services and maintenance
United States	3,113,000	2,696,000	6,451,000	5,284,000
Total United States
services and maintenance revenue	3, 113,000	2,696,000	6,451,000	5,284,000

Europe	980,000	1,181,000	1,954,000	2,101,000
Asia Pacific	1,624,000	1,182,000	3,583,000	2,347,000
Total foreign service and
maintenance revenue	2,604,000	2,363,000	5,537,000	4,448,000
Total services and maintenance
revenue	5,717,000	5,059,000	11,988,000	9,732,000

Total revenue	$8,101,000	$6,095,000	$14,565,000	$13,054,000

Net income (loss)
United States	$1,565,000	$(545,000)	$1,645,000	119,000
Europe	(316,000)	(73,000)	(610,000)	(255,000)
Asia Pacific	(289,000)	(146,000)	(708,000)	5,000

Net income (loss)	$960,000	$(764,000)	$327,000	$(131,000)

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the three months ended June 30, 2012 and 2011, the Company recognized $8,101,000 and $6,095,000, respectively, of revenue related to software license fees and services and maintenance. For the six months ended June 30, 2012 and 2011, the Company recognized $14,565,000 and $13,054,000, respectively, of revenue related to software license fees and services and maintenance.

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

Software development costs are amortized on a product-by product basis over the greater of the ratio of current revenues to total anticipated revenues (current and future revenues) or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances had occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of June 30, 2012, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

The Company performed a qualitative assessment during the fourth quarter of 2011 and determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying value. The Company determined there was no triggering event at June 30, 2012 and December 31, 2011 which could require an interim impairment analysis.

Major Customers

For the three months ended June 30, 2012 there was one customer that accounted for 11% of total revenues and for the three months ended June 30, 2011 there were no customers that accounted for 10% or more of total revenues. For the six months ended June 30, 2012, no customers accounted for 10% or more of total revenues and for the six months ended June 30, 2011 there was one customer that accounted for 10% of total revenues.   At June 30, 2012, there were no customers that accounted for 10% of total accounts receivable. At December 31, 2011, there was one customer that accounted for 10% of total accounts receivable.

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

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expenses.  Such amounts were not material for the three and six months ended June 30, 2012 and 2011 and did not have a material impact on our financial position.

Currency Translation

The accounts of the international subsidiaries and branch operations translate the assets and liabilities of international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity. Transaction gains and losses are included in net income (loss). General and administrative expenses include transaction losses of ($15,000) and ($7,000) for the three months ended June 30, 2012 and 2011, respectively and ($25,000) and ($23,000) for the six months ended June, 2012 and 2011, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share are computed on the basis of the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic earnings (loss) per share, weighted average numbers of shares outstanding are used as the denominator.

In the calculation of basic earnings (loss) per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had net income allocable to common stockholders for the three and six months ended June 30, 2012 and net (loss) allocable to common stockholders for the three and six months ended June 30, 2011.   Earnings (loss) per share are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) available to common shareholders basic	$885,000	$(839,000)	$177,000	$(281,000)
Preferred dividend	75,000	-	-	-
Net income (loss) available to common shareholders diluted	960,000	(839,000)	177,000	(281,000)

Denominator:
Weighted average shares used to compute net earnings (loss) available to common shareholders per common share-basic	3,568,000	3,560,000	3,568,000	3,557,000
Preferred shares assumed to be converted to common	826,000	-	-	-
Effect of dilutive stock options	17,000	-	-	-
Weighted average shares used to compute net earnings (loss) available to shareholders per common share-dilutive	4,411,000	3,560,000	3,568,000	3,557,000
Basic net earnings (loss) per share to common shareholder	$0.25	$(0.24)	$0.05	$(0.08)

Dilutive net earnings (loss) per share to common shareholder	$0.22	$(0.24)	$0.05	$(0.08)

All options outstanding to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation for the six months ended June 30, 2012, and the three and six months ended June 30, 2011 as the inclusion of these options would have been antidilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), unrealized (losses) gains on investments available for sale and foreign currency translation adjustments.  The effects are presented in the accompanying Consolidated Statements of Stockholders’ Equity.

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

Under the Company’s stock option plans, options awards generally vest over a four year period of continuous service and have a 10 year contractual term.   The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of the grant using the Black-Scholes Merton option pricing formula.  There were 40,000 and 15,000 options granted during the six months ended June 30, 2012 and 2011, respectively.

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

Results of Operations

Comparison of Three Months Ended June 30, 2012 and 2011

Revenues

Revenues increased $2,006,000 or 33%, to $8,101,000 for the three months ended June 30, 2012 from $6,095,000 for the three months ended June 30, 2011.  Software license fee revenues increased $1,348,000, or 130%, from the same period last year.  Services and maintenance revenue for the three months ended June 30, 2012 amounted to $5,717,000, a 13% increase from the same quarter in 2011.

Software license fee revenues increased 130% to $2,384,000 in the second quarter of 2012 from $1,036,000 in the second quarter of 2011.  Astea Alliance license revenues increased $1,253,000 or 131%, to $2,212,000 in the second quarter of 2012 from $959,000 in the second quarter of 2011. The increase resulted from Astea license sales primarily in the U.S. and Asia Pacific region to both new and existing customers. FieldCentrix license fee revenue increased $95,000 or 122% in the second quarter of 2012 compared to $78,000 in the second quarter of 2011.

Services and maintenance revenues increased 13% to $5,717,000 in the second quarter of 2012 from $5,059,000.    Astea Alliance service and maintenance revenues increased by $699,000 or 17% compared to the second quarter of 2011.  The increase resulted from implementation projects from customers from new license sales that closed in 2011. In addition, there were a number of ongoing projects as well as upgrades of existing customers from older versions of the Company’s software to its latest version. Service and maintenance revenues generated by FieldCentrix decreased by $40,000 or 4% from $932,000 in 2011 to $892,000 during the same period in 2012 due to reduced demand from customers.

Costs of Revenues

Cost of software license fees decreased 30% to $377,000 in the second quarter of 2012 from $535,000 in the second quarter of 2011.  Included in the cost of software license fees are the fixed costs of capitalized software amortization and amortization of software acquired from FieldCentrix and the cost of all third party software embedded in the Company’s software licenses sold to customers.  The principal cause of the decrease in cost of revenues is lower amortization of capitalized software costs in the second quarter of 2012 compared to the same period in 2011.  Amortization of capitalized software development costs was $329,000 for the quarter ended June 30, 2012 compared to $506,000 for the same quarter in 2011. This decrease resulted from the end of amortization of certain versions of previous capitalized software development costs. The gross margin percentage on software license sales was 84% in the second quarter of 2012 compared to 48% in the second quarter of 2011.  The increase in the license margin resulted primarily from the significant increase in license revenues in 2012.

Cost of services and maintenance increased 2% to $3,592,000 in the second quarter of 2012 from $3,507,000 in the second quarter of 2011. The increase in cost of service and maintenance is attributed primarily to increases in headcount from last year to this year and increases in travel expense. The services and maintenance gross margin percentage was 37% in the second quarter of 2012 compared to 31% in the second quarter of 2011.  The slight improvement in services and maintenance gross margin was primarily due to increase in billable projects in all regions in which the Company operates, partially offset by increases in expenses related to the increased headcount and travel expenses.

Gross Profit

Gross profit increased 101% to $4,132,000 in the second quarter of 2012 from $2,053,000 in the second quarter of 2011. As a percentage of revenue, gross profit in the second quarter of 2012 was 51% compared to 34% in the second quarter of 2011. The year-over-year increase in gross profit was largely driven by an increase in software license fees of $1,348,000 and an increase of services and maintenance revenue of $658,000. In the second quarter of 2012, the Company has been able to expand its customer base, as well as sell additional licenses and services to existing customers.

 Operating Expenses

Product Development

Product development expense decreased 37% to $687,000 in the second quarter of 2012 from $1,083,000 in the second quarter of 2011. The decrease was mainly attributable to more cost being capitalized in the second quarter of 2012 compared to the same quarter in 2011. In the second quarter of 2012, the Company continued with its current development projects focusing on completing Version 11 of its Alliance software. Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Development costs of $615,000 were capitalized in the second quarter of 2012 compared to $326,000 during the same period in 2011.  Gross product development expense was $1,302,000 in the quarter ended June, 2012 compared to $1,342,000 during the same quarter in 2011. The decrease is the result of transferring certain development staff to billable professional services activities in 2012, as well as 10% devaluation in the exchange rate of the Israeli shekel (Israel is the location of our main software development center) in the second quarter of 2012 compared to the same quarter in 2011.  Product development expense as a percentage of revenues decreased to 8% for the quarter ended June 30, 2012 compared to 18% for the quarter ended June 30, 2011.

Sales and Marketing

Sales and marketing expense increased 47% to $1,424,000 in the second quarter of 2012 from $969,000 in the second quarter of 2011. The increase in sales and marketing expense is attributable to an increase in commissions from higher licenses sales, an increase in recruiting costs, and a slight increase in marketing costs. The Company continues to focus on improving its market presence through intensified marketing efforts to increase awareness of the Company’s products.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates,  attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expense was 18% in the quarter ended June 30, 2012 compared to 16% in the same period of 2011.

General and Administrative

General and administrative expenses increased 38% to $1,046,000 during the second quarter of 2012 from $760,000 in the second quarter of 2011. The increase is due to increased operating expenses in Japan, recruiting expenses in all regions, management bonus and timing of audit fees.   As a percentage of revenue, general and administrative expenses increased slightly to 13% in the second quarter of 2012 from 12% in the second quarter of 2011.

Interest Income

Interest income remained fairly consistent at $4,000 in the second quarter of 2012 compared to $6,000 in the second quarter of 2011.  As of June 30, 2012 and 2011, the Company’s investments consisted of mutual funds.

Income Tax Expense

The Company recorded a provision for income tax of $19,000 during the second quarter of 2012 compared to $11,000 in the second quarter of 2011. The increase in the tax provision is due to the Company no longer having a tax holiday in Israel. As a result, our Israeli subsidiary must accrue income taxes to the Israel Taxing Authority.

International Operations

The Company’s international operations contributed revenues of $3,430,000 in the second quarter of 2012, which is a 16% increase compared to revenues generated during the second quarter of 2011.  The Company’s revenues from international operations amounted to 42% of the total Company revenue for the second quarter in 2012, compared to 49% of total revenues for the same quarter in 2011.  The increase in international revenues compared to the same period in 2011 is primarily due to increases in license and service revenues in Japan.

Net Income (Loss)

Net income for the three months ended June 30, 2012 was $960,000 compared to a net (loss) of ($764,000) for the three months ended June 30, 2011.  The income is primarily the result of a 130% increase in software license fees revenue and 13% increase in services and maintenance revenues, partially offset by a 4% increase in costs and expenses. The increase in cost was primarily due to increases in headcount in all regions, increases in commissions due to higher license sales and increases in travel costs.

Comparison of Six Months Ended June 30, 2012 and 2011

Revenues

Revenues increased $1,511,000, or 12%, to $14,565,000 for the six months ended June 30, 2012 from $13,054,000 for the six months ended June 30, 2011.  Software license revenues decreased 22% from the same period last year.  Service and maintenance fees for the six months ended June 30, 2012 amounted to $11,988,000 a 23% increase over the same period in 2011.

Software license fees revenue decreased 22% to $2,577,000 in the first six months of 2012 from $3,322,000 in the first six months of 2011.  Astea Alliance license revenues decreased $764,000 to $2,375,000 or 24% in the first six months of 2012 from $3,139,000 in the first six months of 2011. The decrease resulted from a decrease in Astea license sales in Europe and Japan, partially offset by an increase in license sales in the U.S.

Services and maintenance revenues increased 23% to $11,988,000 in the first six months of 2012 from $9,732,000 in the first six months of 2011. Astea Alliance service and maintenance revenues were $10,191,000, an increase of 29%, from $7,908,000 in Alliance service and maintenance revenue for the six months ended June 30, 2011. The increase primarily resulted from increased projects from new customers in all operating regions, as well as increased maintenance revenue from new license sales.  There was a decrease of 1% or $26,000 of service and maintenance revenues from FieldCentrix in the first six months of 2012 compared to the same period last year. The decrease is due to a reduction in implementation projects compared to the same period in 2011.

Costs of Revenues

Cost of software license fees decreased 21% to $769,000 in the first six months of 2012 from $975,000 in the first six months of 2011. Included in the cost of software license fees is the fixed cost of capitalized software amortization. The decrease in cost of revenues was due to less amortization in 2012 compared to 2011. This decrease resulted from the end of amortization of certain versions of previous capitalized software development costs.  Amortization of capitalized software development costs was $675,000 for the six months ended June 30, 2012 compared to $897,000 for the same quarter in 2011.  The software licenses gross margin percentage was consistent at 70% in the first six months of 2012 and 71% in the first six months of 2011.

Cost of services and maintenance increased 15% to $7,525,000 in the first six months of 2012 from $6,520,000 in the first six months of 2011.  The increase in cost of service and maintenance is attributed primarily to an increase in headcount from last year to this year and salary increase in 2012 offset by a decrease in outside consultants used in the US and European locations.  The services and maintenance gross margin percentage increased to 37% in the first six months of 2012 compared to 33% in the first six months of 2011.

Gross Profit

Gross profit increased 13% to $6,271,000 in the first six months of 2012 from $5,559,000 in the first six months of 2011. As a percentage of revenue, gross profit was consistent at 43% in the first six months of 2012 and 2011. The year-over-year increase in gross profit was largely driven by an increase in services and maintenance revenue of $2,256,000.

 Operating Expenses

Product Development

Product development expense decreased 20% to $1,258,000 in the first six months of 2012 from $1,569,000 in the first six months of 2011. The decrease resulted from an increase of $73,000 in capitalized product development costs in the first six months of 2012 compared to the same period in 2011 and a transfer of certain personnel into professional services activities.   Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Software development costs of $1,152,000 were capitalized in the first six months of 2012 compared to $1,079,000 during the same period in 2011.  Gross development expense was $2,410,000 during the first six months of 2012, 9% less than $2,648,000 for the same period in 2011.  Product development as a percentage of revenues was 9% in the first six months of 2012 compared with 12% in the first six months of 2011.  The decrease in costs relative to revenues is due to the decrease in product development expense as well as increase in revenues.

Sales and Marketing

Sales and marketing expense increased 11% to $2,527,000 in the first six months of 2012 from $2,278,000 in the first six months of 2011. The increase in sales and marketing expense is attributable to increases in headcount, recruiting expenses, and commissions partially offset by a decrease in outside consultants.  As a percentage of revenues, sales and marketing expenses were consistent at 17% in the first six months of 2012 and 2011.

General and Administrative

General and administrative expenses increased 16% to $2,132,000 in the first six months of 2012 from $1,834,000 in the first six months of 2011.  The increase in general and administrative expenses is attributable principally to an increase in headcount,  operating expenses in our Japanese subsidiary and management bonuses partially offset by a decrease in legal fees and  outside consulting fees.  As a percentage of revenues, general and administrative expenses were 15% for the six months ended June 30, 2012 and 14% in the first six months of 2011.

Interest Income

Interest income decreased $2,000 to $9,000 from $11,000 in the first six months of 2012.  The decrease resulted primarily from a decrease in investments and the decline in interest rates paid on invested cash.

Income Tax Expense

The Company recorded a provision for income tax of $36,000 for the six months ended June 30, 2012 compared to $20,000 for the six months ended June 30, 2011. The increase in the tax provision is due to the Company no longer having a tax holiday in Israel. As a result, our Israeli subsidiary must accrue income taxes to the Israel Taxing Authority.

Net Income (Loss)

Net income for the six months ended June 30, 2012 was $327,000 compared to a net (loss) of $131,000 for the six months ended June 30, 2011.  The increase in the net income of $458,000 is a direct result of an increase in service and maintenance revenues of 23% partially offset by an increase in operating costs of 4% and decrease in license sales of 22%.

Liquidity and Capital Resources

Operating Activities

The Company generated $344,000 of cash from operating activities in the first six months of 2012 compared to generating cash of $1,786,000 for the six months ended June 30, 2011. The reduction in operating cash of $1,442,000 resulted from a decrease in accounts receivable collections of $454,000, decrease in accounts payable of $724,000, a decrease in deferred revenue of $682,000, an increase in prepaid expenses of $117,000 and an increase in other assets of $25,000. Partially offsetting the reductions in operating cash was an increase in net income of $458,000.  In addition, there was a decrease of $182,000 related to certain non cash activities.

Investing Activities

The Company used $1,091,000 for investing activities in the first six months of 2012 compared to $1,694,000 used in the first six months of 2011. The decrease in cash used for investing activities is principally attributable to a decrease of $920,000 in cash used for investment purposes. Partially offsetting the reductions in cash used for investment purposes were a decrease in sales of short term investments of $183,000, an increase in capital expenditures of $27,000, an increase in capitalized software development costs of $73,000 and an increase in long term restricted cash of $34,000 compared to the first six months of 2011.

Financing Activities

The Company used $139,000 for financing activities in the first six months of 2012 compared to $109,000 used in the first six months of 2011. The only financing expenditures in 2011 and 2010 were payments of preferred stock dividends of $150,000 in 2012 and 2011. Financing inflows in 2012 and 2011 occurred from the exercise of stock options which provided $11,000 and $41,000, respectively.

The cash effect of exchange rates on the U.S. dollar related to most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, provided an inflow of $41,000 in 2012 compared to an outflow of ($98,000) in 2011.

At June 30, 2012, the Company had a working capital ratio of .97:1, with cash and investments available for sale of $1,627,000.  The Company believes that it has adequate cash resources to make the investments necessary to sustain its continuing operations for the next twelve months.  The Company has projected revenues for 2012 that will generate enough funds to sustain its continuing operations.  In addition, the Company has continued with a number of cost containment programs which are expected to monitor the cost of operating the business. The Company expects its cash from operations to fund all of its financing needs for the upcoming year.  However, if actual results trail expectations, the Company has plans in place to reduce operating expenditures appropriately in order to continue to fund all required expenditures.  The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.  The Company does not plan any significant capital expenditures in 2012 other than to replace its existing capital equipment as it becomes obsolete.  In addition, it does not anticipate that its operations or financial condition will be affected materially by inflation.

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

Variability of Quarterly Results and Potential Risks Inherent in the Business

The Company’s operations are subject to a number of risks, which are described in more detail in the Company’s prior SEC filings, including in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Risks which are peculiar to the Company on a quarterly basis, and which may vary from quarter to quarter, include but are not limited to the following:

•
The Company’s quarterly operating results have varied in the past, and may vary significantly in the future depending on factors such as the size, timing and recognition of revenue from significant orders, the timing of new product releases and product enhancements, and market acceptance of these new releases and enhancements, increases in operating expenses, and seasonality of its business.

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

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 2012, the Company’s investments consisted of mutual funds.  The Company does not expect any material loss with respect to its investment portfolio.  In addition, the Company does not believe that a 10% change in interest rates would have a significant effect on its interest income.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency. For the six months ended June 30, 2012, approximately 44% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4.            CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASTEA INTERNATIONAL INC.

Date: August 14, 2012	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	/s/Rick Etskovitz
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