Form 10-Q
period 2012-09-30
ASTEA INTERNATIONAL INC
filed 2012-11-14
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012
or

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
Yes           No   X

As of November 9, 2012, 3,587,299 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2012 (Unaudited)	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,073,000	$2,146,000
Investments available for sale	159,000	626,000
Receivables, net of allowance of $153,000 (unaudited) and $99,000	5,851,000	7,592,000
Prepaid expenses and other	623,000	503,000
Total current assets	7,706,000	10,867,000

Property and equipment, net	539,000	507,000
Intangibles, net	402,000	504,000
Capitalized software, net	3,946,000	3,064,000
Goodwill	1,538,000	1,538,000
Restricted cash	131,000	109,000
Other assets	126,000	139,000

	$14,388,000	$16,728,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,531,000	$4,423,000
Deferred revenues	6,070,000	6,601,000
Total current liabilities	9,601,000	11,024,000

Long-term liabilities:
Deferred tax liability	275,000	244,000
Commitment and contingencies

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value, shares authorized 5,000,000; issued and outstanding 826,000	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,624,000 and 3,609,000; outstanding 3,572,000 and 3,567,000	36,000	36,000
Additional paid-in-capital	31,047,000	31,048,000
Accumulated deficit, including accumulated comprehensive loss of of $947,000 and $638,000	(26,371,000)	(25,424,000)
Less: treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	4,512,000	5,460,000
Total liabilities and stockholders’ equity	$14,388,000	$16,728,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Revenues:
Software license fees	$395,000	$1,707,000	$2,972,000	$5,030,000
Services and maintenance	4,883,000	4,887,000	16,871,000	14,619,000
Total revenues	5,278,000	6,594,000	19,843,000	19,649,000
Costs of revenues:
Cost of software license fees	382,000	396,000	1,151,000	1,371,000
Cost of services and maintenance	3,388,000	3,252,000	10,913,000	9,773,000
Total cost of revenues	3,770,000	3,648,000	12,064,000	11,144,000

Gross Profit	1,508,000	2,946,000	7,779,000	8,505,000
Operating Expenses:
Product development	466,000	850,000	1,724,000	2,419,000
Sales and marketing	1,199,000	1,093,000	3,726,000	3,371,000
General and administrative	1,049,000	754,000	3,182,000	2,588,000
Total operating expenses	2,714,000	2,697,000	8,632,000	8,378,000

(Loss) income from operations	(1,206,000)	249,000	(853,000)	127,000
Interest income	2,000	10,000	11,000	21,000
(Loss) income before income taxes	(1,204,000)	259,000	(842,000)	148,000
Income tax expense	18,000	10,000	54,000	30,000
Net (loss) income	(1,222,000)	249,000	(896,000)	118,000
Preferred dividend	75,000	75,000	225,000	225,000
Net (loss) income available to common stockholders	$(1,297,000)	$174,000	$(1,121,000)	$(107,000)

Net (loss) income	$(1,222,000)	$249,000	$(896,000)	$118,000

Basic (loss) earnings per share available to common stockholders	$(0.36)	$0.05	$(0.31)	$(0.03)
Diluted (loss) earnings per share available to common stockholders	$(0.36)	$0.04	$(0.31)	$(0.03)

Weighted average shares outstanding used in computing basic (loss) earnings per common share	3,575,000	3,567,000	3,570,000	3,561,000
Weighted average shares outstanding used in computing diluted (loss) earnings per common share	3,575,000	4,402,000	3,570,000	3,561,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net (loss) income	$(1,222,000)	$249,000	$(896,000)	$118,000
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,000)	65,000	(58,000)	80,000
Change in unrealized gain (loss) on available for sale investments	1,000	(26,000)	7,000	(32,000)
Comprehensive (loss) income	$(1,222,000)	$288,000	$(947,000)	$166,000

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Nine Months Ended September 30, 2012 (Unaudited)	For the Year Ended December 31, 2011
Convertible redeemable preferred stock
Balance, beginning and end of period	$8,000	$8,000

Common stock
Balance, beginning and end of period	36,000	36,000

Additional paid-in capital
Balance, beginning of period	31,048,000	31,083,000
Exercise of stock options	51,000	41,000
Dividends paid	(225,000)	(300,000)
Stock based compensation	173,000	224,000

Balance, end of period	31,047,000	31,048,000

Accumulated deficit
Balance, beginning of period	(25,424,000)	(26,062,000)
Comprehensive (loss) income	(947,000)	638,000

Balance, end of period	(26,371,000)	(25,424,000)

Treasury stock, at cost
Balance, beginning and end of period	(208,000)	(208,000)

Total stockholders’ equity	$4,512,000	$5,460,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(896,000)	$118,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,304,000	1,467,000
Decrease (increase) in allowance for doubtful accounts	54,000	(16,000)
Stock-based compensation	173,000	169,000
Deferred income tax	31,000	30,000
Changes in operating assets and liabilities:
Receivables	1,685,000	66,000
Prepaid expenses and other	(90,000)	(207,000)
Accounts payable and accrued expenses	(1,013,000)	502,000
Deferred revenues	(524,000)	(1,148,000)
Other assets	13,000	(18,000)
Net cash provided by operating activities	737,000	963,000
Cash flows from investing activities:
Sale of short term investments	475,000	675,000
Purchases of short term investments	-	(920,000)
Purchases of property and equipment	(229,000)	(197,000)
Capitalized software development costs	(1,886,000)	(1,510,000)
Increase in restricted cash	(23,000)	(30,000)
Net cash used in investing activities	(1,663,000)	(1,982,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	51,000	41,000
Dividend payments on preferred stock	(225,000)	(225,000)
Net cash used in financing activities	(174,000)	(184,000)
Effect of exchange rate changes on cash	27,000	(112,000)
Net decrease in cash and cash equivalents	(1,073,000)	(1,315,000)
Cash and cash equivalents, beginning of period	2,146,000	2,404,000
Cash and cash equivalents, end of period	$1,073,000	$1,089,000

See accompanying notes to the consolidated financial statements.

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The consolidated financial statements at September 30, 2012 and for the three and nine month periods ended September 30, 2012 and 2011 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest annual report (Form 10-K) and our Form 10-Q’s for the quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012, and June 30, 2012.  The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2012.

Certain reclassifications were made to prior period financial statements to conform to the current presentation.

At September 30, 2012, the Company had a working capital ratio of .81:1, with cash and investments available for sale of $1,232,000.  The Company believes that it has adequate cash resources to make the investments necessary to sustain its continuing operations for the next twelve months.  The Company has projected revenues for 2012 that will generate enough funds to sustain its continuing operations.  In addition, the Company has continued with a number of cost containment programs which are expected to monitor the cost of operating the business. The Company expects its cash from operations to fund all of its financing needs for the upcoming year.  However, if actual results trail expectations, the Company has plans in place to reduce operating expenditures appropriately in order to continue to fund all required expenditures.  The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.  The Company does not plan any significant capital expenditures in 2012 other than to replace its existing capital equipment as it becomes obsolete.  In addition, it does not anticipate that its operations or financial condition will be affected materially by inflation.

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

The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets, trade accounts payable and accrued expenses at face value approximate fair value because of the short maturity of these instruments.

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

On September 30, 2012 and December 31, 2011 the fair value for all of the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by major security type and class of security at September 30, 2012 and December 31, 2011 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Aggregate fair value
At September 30, 2012
Available-for-sale:
Mutual Funds	$157,000	$2,000	$—	$159,000
At December 31, 2011
Available-for-sale:
Mutual Funds	$631,000	$—	$(5,000)	$626,000

The aggregate fair value of mutual funds as of September 30, 2012 was $159,000. As of September 30, 2012 there were no mutual funds that had unrealized losses.  The mutual funds contain investments that seek a high level of current income. The funds normally invest at least 80% of net assets, plus the amount of any borrowings for investment purposes, in floating or adjustable rate senior loans of any maturity or credit quality, including those rated below investment grade or determined by the fund's advisor to be of comparable quality. The unrealized loss on the mutual funds is due to the credit quality of the senior loans in the portfolio.   Based upon the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for any forecasted recovery of any fair value, the Company does not consider any investments to be impaired at September 30, 2012.

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the first nine months of 2012, there was no interest or penalties related to the settlement of any audits.

At September 30, 2012, the Company maintained a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of future taxable income.

In 2008, the Israel Taxing Authority “ITA” notified the Company that it intended to re-examine a 2002 transaction that it had previously approved. During the course of the examination, the ITA also reviewed the years 2003 through 2010.  In January 2012, a comprehensive settlement covering the tax years 2002 through 2010 was completed for a total settlement of $131,000.  The settlement was reported in the income tax line item within the  2011 operating results.

7.       STOCK-BASED COMPENSATION

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

As of September 30, 2012, the total unrecognized compensation cost related to non-vested options amounted to $360,000, which is expected to be recognized over the options’ average remaining vesting period of 2.58 years.  No income tax benefit was realized by the Company in the three and nine months ended September 30, 2012.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model.

There were 105,000 and 15,000 options granted during the first nine months of 2012 and 2011, respectively.

Activity under the Company’s stock option plans for the nine months ended September 30, 2012 is as follows:

	OPTIONS OUTSTANDING
	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2011	698,000	$4.22
Granted	105,000	3.82
Exercised	(15,000)	3.38
Canceled	(47,000)	4.87
Expired	(20,000)	4.45
Balance, September 30, 2012	721,000	$4.13

The following table summarizes outstanding options under the Company’s stock option plans as of September 30, 2012.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	721,000	$4.13	6.55	$380,000

Ending Vested and Exercisable	395,000	$4.88	4.76	$102,000

Options Expected to Vest	579,000	$4.30	6.30	$274,000

8.       (LOSS) EARNINGS PER SHARE

(Loss) earnings per share are computed on the basis of the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic (loss) earnings per share, weighted average numbers of shares outstanding are used as the denominator.

The Company had net income allocable to common stockholders for the three months ended September 30, 2011 and net (loss) allocable to common stockholders for the three and nine months ended September 30, 2012 and September 30, 2011.  (Loss)  earnings per share are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net (loss)income available to common shareholders	$(1,297,000)	$174,000	$(1,121,000)	$(107,000)
Denominator:
Weighted average shares used to compute net (loss) earnings available to common shareholders per common share-basic	3,575,000	3,567,000	3,570,000	3,561,000
Preferred shares assumed to be converted to common	-	826,000	-	-
Effect of dilutive stock options	-	9,000	-	-

Weighted average shares used to compute net (loss) earnings available to shareholders per common share-dilutive	3,575,000	4,402,000	3,570,000	3,561,000
Basic net (loss) earnings per share to common shareholder	$(0.36)	$0.05	$(0.31)	(0.03)

Dilutive net (loss) earnings per share to common shareholder	$(0.36)	$0.04	$(0.31)	(0.03)

All options outstanding to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation for the nine months ended September 30, 2012 and 2011, and the three months ended September 30, 2012 as the inclusion of these options would have been antidilutive.

9.       MAJOR CUSTOMERS

For the three months ended September 30, 2012, no customers accounted for 10% or more of total revenues and for the three months ended September 30, 2011 there were two customers that accounted for 15% and 12% of  total  revenues. For the nine months ended September 30, 2012, no customers accounted for 10% or more of total revenues and for the nine months ended September 30, 2011 there was one customer that accounted for 12% of total revenues. At September 30, 2012 and December 31, 2011, there was one customer that accounted for 10% of total accounts receivable.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Software license fees
United States	$316,000	$459,000	$2,001,000	$1,696,000
Total United States
software license fees	316,000	459,000	2,001,000	1,696,000

Europe	63,000	309,000	218,000	604,000
Asia Pacific	16,000	939,000	753,000	2,730,000
Total foreign software
license fees	79,000	1,248,000	971,000	3,334,000

Total software license fees	395,000	1,707,000	2,972,000	5,030,000

Services and maintenance
United States	2,940,000	2,633,000	9,393,000	7,918,000
Total United States
services and maintenance revenue	2,940,000	2,633,000	9,393,000	7,918,000

Europe	657,000	1,057,000	2,609,000	3,158,000
Asia Pacific	1,286,000	1,197,000	4,869,000	3,543,000
Total foreign service and
maintenance revenue	1,943,000	2,254,000	7,478,000	6,701,000
Total services and maintenance
revenue	4,883,000	4,887,000	16,871,000	14,619,000

Total revenue	$5,278,000	$6,594,000	$19,843,000	$19,649,000

Net (loss) income
United States	$(351,000)	$324,000	$1,293,000	$373,000
Europe	(304,000)	165,000	(914,000)	(90,000)
Asia Pacific	(567,000)	(240,000)	(1,275,000)	(165,000)

Net (loss) income	$(1,222,000)	$249,000	$(896,000)	$118,000

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the three months ended September 30, 2012 and 2011, the Company recognized $5,278,000 and $6,594,000, respectively, of revenue related to software license fees and services and maintenance. For the nine months ended September 30, 2012 and 2011, the Company recognized $19,843,000 and $19,649,000, respectively, of revenue related to software license fees and services and maintenance.

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

Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues (current and future revenues) or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances had occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of September 30, 2012, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

The Company performed a qualitative assessment during the fourth quarter of 2011 and determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying value. The Company determined there was no triggering event at September 30, 2012 and December 31, 2011 which could require an interim impairment analysis.

Major Customers

For the three months ended September 30, 2012, no customers accounted for 10% or more of total revenues and for the three months ended September 30, 2011 there were two customers that accounted for 15% and 12% of total revenues. For the nine months ended September 30, 2012, no customers accounted for 10% or more of total revenues and for the nine months ended September 30, 2011 there was one customer that accounted for 12% of total revenues. At September 30, 2012 and December 31, 2011, there was one customer that accounted for 10% of total accounts receivable.

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

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expenses.  Such amounts were not material for the three and nine months ended September 30, 2012 and 2011 and did not have a material impact on our financial position.

Currency Translation

The accounts of the international subsidiaries and branch operations translate the assets and liabilities of international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity. Transaction gains and losses are included in net income (loss). General and administrative expenses include transaction losses of ($16,000) and ($10,000) for the three months ended September 30, 2012 and 2011, respectively, and ($41,000) and ($33,000) for the nine months ended September 30, 2012 and 2011, respectively.

(Loss) Earnings Per Share

(Loss) earnings per share are computed on the basis of the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic (loss) earnings per share, weighted average numbers of shares outstanding are used as the denominator.

The Company had net income allocable to common stockholders for the three months ended September 30, 2011 and net (loss) allocable to common stockholders for the three and nine months ended September 30, 2012 and September 30, 2011.   (Loss) earnings per share are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net (loss)income available to common shareholders	$(1,297,000)	$174,000	$(1,121,000)	$(107,000)
Denominator:
Weighted average shares used to compute net (loss) earnings available to common shareholders per common share-basic	3,575,000	3,567,000	3,570,000	3,561,000
Preferred shares assumed to be converted to common	-	826,000	-	-
Effect of dilutive stock options	-	9,000	-	-
Weighted average shares used to compute net (loss) earnings available to shareholders per common share-dilutive	3,575,000	4,402,000	3,570,000	3,561,000
Basic net (loss) earnings per share to common shareholder	$(0.36)	$0.05	$(0.31)	(0.03)

Dilutive net (loss) earnings per share to common shareholder	$(0.36)	$0.04	$(0.31)	(0.03)

All options outstanding to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation for the nine months ended September 30, 2012 and 2011, and the three months ended September 30, 2012 as the inclusion of these options would have been antidilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), unrealized (losses) gains on investments available for sale and foreign currency translation adjustments.  The effects are presented in the accompanying Consolidated Statements of Comprehensive (Loss) Income.

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

Under the Company’s stock option plans, options awards generally vest over a four year period of continuous service and have a 10 year contractual term.   The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of the grant using the Black-Scholes Merton option pricing formula.  There were 105,000 and 15,000 options granted during the nine months ended September 30, 2012 and 2011, respectively.

Convertible Redeemable Preferred Stock

On September 24, 2008 the Company issued 826,000 shares of Series-A Convertible Preferred Stock (“Series A Preferred Stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at an annual rate of 10% and are payable only when, as and if declared by the Company’s Board of Directors, quarterly in arrears.

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

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011

Revenues

Revenues decreased $1,316,000 or 20%, to $5,278,000 for the three months ended September 30, 2012 from $6,594,000 for the three months ended September 30, 2011.  Software license fee revenues decreased $1,312,000, or 77%, from the same period last year.  Services and maintenance revenue for the three months ended September 30, 2012 amounted to $4,883,000, basically unchanged from the same quarter in 2011.

Software license fee revenues decreased 77% to $395,000 in the third quarter of 2012 from $1,707,000 in the third quarter of 2011.  Astea Alliance license revenues decreased $1,328,000 or 78%, to $378,000 in the third quarter of 2012 from $1,707,000 in the third quarter of 2011. The decrease resulted from a decrease in new customer license sales compared to the same quarter in 2011.  The Company has a strong pipeline of opportunities. Although we expected to close certain of these opportunities this quarter, the companies have deferred their decision making to later periods. FieldCentrix license fee revenue increased $16,000 or 100% in the third quarter of 2012 compared to $0, in the third quarter of 2011.

Services and maintenance revenues decreased less than 1% to $4,883,000 in the third quarter of 2012 from $4,887,000.    Astea Alliance service and maintenance revenues decreased by $128,000 or 3% compared to the third quarter of 2011.  The decrease resulted from a decrease in the number of ongoing projects as well as reduced service rates on certain projects. Service and maintenance revenues generated by FieldCentrix increased by $124,000 or 15% from $841,000 in 2011 to $965,000 during the same period in 2012 due to upgrades and special projects from existing customers.

Costs of Revenues

Cost of software license fees decreased 4% to $382,000 in the third quarter of 2012 from $396,000 in the third quarter of 2011.  Included in the cost of software license fees are the fixed costs of capitalized software amortization and amortization of software acquired from FieldCentrix and the cost of all third party software embedded in the Company’s software licenses sold to customers.  The principal cause of the decrease in cost of revenues is lower third party costs in 2012 for software embedded in the Company’s software compared to the same period in 2011 resulting from lower license fee revenue in the third quarter of 2012.  Amortization of capitalized software development costs was $329,000 for the quarter ended September 30, 2012 compared to $314,000 for the same quarter in 2011. This increase resulted from the amortization of newer versions of capitalized software development costs that were released in late 2011 and early 2012. The gross margin percentage on software license sales was (4%) in the third quarter of 2012 compared to 77% in the third quarter of 2011.  The decrease in the license margin resulted primarily from the significant decrease in license revenues in 2012.

Cost of services and maintenance increased 4% to $3,388,000 in the third quarter of 2012 from $3,252,000 in the third quarter of 2011. The increase in cost of service and maintenance is attributed primarily to increase in salaries and travel expenses. The services and maintenance gross margin percentage was 31% in the third quarter of 2012 compared to 33% in the second quarter of 2011.  The decrease in services and maintenance gross margin was primarily due to the increase in service delivery expenses.

Gross Profit

Gross profit decreased 49% to $1,508,000 in the third quarter of 2012 from $2,946,000 in the third quarter of 2011. As a percentage of revenue, gross profit in the third quarter of 2012 was 29% compared to 45% in the third quarter of 2011. The quarter-over-quarter decrease in gross profit was largely driven by a decrease in software license fees of $1,312,000 and a small increase in services and maintenance costs.  In the third quarter of 2012, there has been a lengthening of the sales cycle related to anticipated license sales.

Operating Expenses

Product Development

Product development expense decreased 45% to $466,000 in the third quarter of 2012 from $850,000 in the third quarter of 2011. The decrease was mainly attributable to an increase in development costs to be capitalized in the third quarter of 2012 compared to the same quarter in 2011. In the third quarter of 2012, the Company continued with its current development projects focusing on completing Version 11 of its Alliance software. Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Development costs of $734,000 were capitalized in the third quarter of 2012 compared to $431,000 during the same period in 2011.  Gross product development expense was $1,200,000 in the quarter ended September 30, 2012 compared to $1,281,000 during the same quarter in 2011. The decrease is the result of transferring certain development staff to billable professional services activities in 2012, as well as 12% devaluation in the exchange rate of the Israeli shekel (Israel is the location of our main software development center) in the third quarter of 2012 compared to the same quarter in 2011.  Product development expense as a percentage of revenues decreased to 9% for the quarter ended September 30, 2012 compared to 13% for the quarter ended September 30, 2011.

Sales and Marketing

Sales and marketing expense increased 10% to $1,199,000 in the third quarter of 2012 from $1,093,000 in the third quarter of 2011. The increase in sales and marketing expense is attributable to an increase in marketing expense for the new product release Service Vision, and an increase in headcount in our sales department. The Company continues to focus on expanding its market presence through intensified marketing efforts to increase awareness of the Company’s products.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expense was 23% in the quarter ended September 30, 2012 compared to 17% in the same period of 2011.

General and Administrative

General and administrative expenses increased 39% to $1,049,000 during the third quarter of 2012 from $754,000 in the third quarter of 2011. The increase is due to increased operating expenses in Japan due to move to new location, recruiting expenses, an increase in bad debt expense due to aging of certain accounts and an increase in the timing of 2011 audit fees.   As a percentage of revenue, general and administrative expenses increased to 20% in the third quarter of 2012 from 12% in the second quarter of 2011.

Interest Income

Interest income decreased $8,000 in the third quarter of 2012 compared to $10,000 in the third quarter of 2011. The decrease resulted primarily from a decrease in investments.   As of September 30, 2012 and 2011, the Company’s investments consisted of mutual funds.

Income Tax Expense

The Company recorded a provision for income tax of $18,000 during the third quarter of 2012 compared to $10,000 in the third quarter of 2011. The increase in the tax provision is due to the Company no longer having a tax holiday in Israel. As a result, our Israeli subsidiary must accrue income taxes to the Israel Taxing Authority.

International Operations

The Company’s international operations contributed revenues of $2,022,000 in the third quarter of 2012, which is a 42% decrease compared to revenues generated during the third quarter of 2011.  The Company’s revenues from international operations amounted to 38% of the total Company revenue for the third quarter in 2012, compared to 53% of total revenues for the same quarter in 2011.  The decrease in international revenues compared to the same period in 2011 is primarily due to decreases in license revenues in Japan and service revenue in Europe.

Net (Loss) Income

Net (loss) for the three months ended September 30, 2012 was ($1,222,000) compared to a net income of $249,000 for the three months ended September 30, 2011.  The loss is primarily the result of a 77% decrease in software license fees revenue and a 2% increase in costs and expenses. The increase in cost was primarily due to increases in headcount in all regions, increases in marketing cost, and increases in travel costs.

Comparison of Nine Months Ended September 30, 2012 and 2011

Revenues

Revenues increased $194,000, or 1%, to $19,843,000 for the nine months ended September 30, 2012 from $19,649,000 for the nine months ended September 30, 2011.  Software license revenues decreased 41% from the same period last year.  Service and maintenance fees for the nine months ended September 30, 2012 amounted to $16,871,000 a 15% increase over the same period in 2011.

Software license fees revenue decreased 41% to $2,972,000 in the first nine months of 2012 from $5,030,000 in the first nine months of 2011.  Astea Alliance license revenues decreased $2,092,000 to $2,754,000 or 43% in the first nine months of 2012 from $4,846,000 in the first nine months of 2011. The decrease resulted from a decrease in Astea license sales in Europe and Japan, partially offset by an increase in license sales in the US.

Services and maintenance revenues increased 15% to $16,871,000 in the first nine months of 2012 from $14,619,000 in the first nine months of 2011. Astea Alliance service and maintenance revenues were $14,108,000, an increase of 18%, from $11,954,000 in Alliance service and maintenance revenue for the nine months ended September 30, 2011. The increase primarily resulted from increased projects from new customers in all operating regions, as well as increased maintenance revenue from new license sales.  There was an increase of 4% or $97,000 of service and maintenance revenues from FieldCentrix in the first nine months of 2012 compared to the same period last year. The increase is due to existing customers upgrading and a few new implementation projects compared to the same period in 2011.

Costs of Revenues

Cost of software license fees decreased 16% to $1,151,000 in the first nine months of 2012 from $1,371,000 in the first nine months of 2011. Included in the cost of software license fees is the fixed cost of capitalized software amortization. The decrease in cost of revenues was due to less amortization in 2012 compared to 2011. This decrease resulted from the end of amortization of certain versions of previous capitalized software development costs.  Amortization of capitalized software development costs was $1,004,000 for the nine months ended September 30, 2012 compared to $1,211,000 for the same period in 2011.  The software licenses gross margin percentage decreased to 61% in the first nine months of 2012 compared to 73% in the first nine months of 2011.

Cost of services and maintenance increased 12% to $10,913,000 in the first nine months of 2012 from $9,773,000 in the first nine months of 2011.  The increase in cost of service and maintenance is attributed primarily to an increase in headcount from last year to this year and salary increase in 2012 offset by a decrease in outside consultants used in the US and European locations.  The services and maintenance gross margin percentage increased to 35% in the first nine months of 2012 compared to 33% in the first nine months of 2011.

Gross Profit

Gross profit decreased 9% to $7,779,000 in the first nine months of 2012 from $8,505,000 in the first nine months of 2011. As a percentage of revenue, gross profit was 39% for the nine months ended September 30, 2012 and 43% for the nine months ended 2011. The period-over-period decrease in gross profit was largely driven by an increase in cost of services and maintenance of $1,140,000. The primary increase is due to headcount and travel expenses.

Operating Expenses

Product Development

Product development expense decreased 29% to $1,724,000 in the first nine months of 2012 from $2,419,000 in the first nine months of 2011. The decrease resulted from an increase of $376,000 in capitalized product development costs in the first nine months of 2012 compared to the same period in 2011 and a transfer of certain personnel into professional services activities.   Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Software development costs of $1,886,000 were capitalized in the first nine months of 2012 compared to $1,510,000 during the same period in 2011.  Gross development expense was $3,610,000 during the first nine months of 2012, 8% less than $3,929,000 for the same period in 2011.  Product development as a percentage of revenues was 9% in the first nine months of 2012 compared with 12% in the first nine months of 2011.  The decrease in product development costs relative to revenues is due to the increase in capitalized software costs in the first nine months versus 2011.

Sales and Marketing

Sales and marketing expense increased 11% to $3,726,000 in the first nine months of 2012 from $3,371,000 in the first nine months of 2011. The increase in sales and marketing expense is attributable to increases in headcount, marketing cost associated with the new release of Service Vision, and sales commissions partially offset by a decrease in outside consultants.  As a percentage of revenues, sales and marketing expenses was 19% in the first nine months of 2012 compared to 17% in the first nine months of 2011.

General and Administrative

General and administrative expenses increased 23% to $3,182,000 in the first nine months of 2012 from $2,588,000 in the first nine months of 2011.  The increase in general and administrative expenses is attributable principally to an increase in headcount,  operating expenses in our Japanese subsidiary, an increase in bad debt expense, an increase in tax as well as an  increase in outside recruiting fees.  As a percentage of revenues, general and administrative expenses were 16% for the nine months ended September 30, 2012 and 13% in the first nine months of 2011.

Interest Income

Interest income decreased by $10,000 to $11,000 compared to $21,000 in the first nine months of 2012.  The decrease resulted primarily from a decrease in investments and the decline in interest rates paid on invested cash.

Income Tax Expense

The Company recorded a provision for income tax of $54,000 for the nine months ended September 30, 2012 compared to $30,000 for the nine months ended September 30, 2011. The increase in the tax provision is due to the Company no longer having a tax holiday in Israel. As a result, our Israeli subsidiary must accrue income taxes to the Israel Taxing Authority.

Net (Loss) Income

Net (loss) for the nine months ended September 30, 2012 was ($896,000) compared to a net income of $118,000 for the nine months ended September 30, 2011.  The decrease in the net income of $1,014,000 is a direct result of an increase in operating costs of 6% partially offset by an increase in total revenue of 1%.

Liquidity and Capital Resources

    Operating Activities

The Company generated $737,000 of cash from operating activities in the first nine months of 2012 compared to generating cash of $963,000 for the nine months ended September 30, 2011. The reduction in operating cash of $226,000 resulted primarily from a reduction in income of $1,014,000 compared to last year as well as a decrease in accounts payable of $1,515,000. Partially offsetting these reductions was an increase in accounts receivable collections of $1,619,000, a reduction of $$524,000 in deferred revenue and other miscellaneous deductions totaling $153,000. In addition, there was a decrease of $89,000 related to certain non-cash activities.

    Investing Activities

The Company used $1,663,000 for investing activities in the first nine months of 2012 compared to $1,982,000 used in the first nine months of 2011. The decrease in cash used for investing activities is principally attributable to a decrease of $920,000 in cash used for investment purposes in 2011. Partially offsetting the reductions in cash used for investment purposes were a decrease in sales of short term investments of $200,000, an increase in capital expenditures of $32,000, an increase in capitalized software development costs of $376,000 and a decrease in long term restricted cash of $7,000 compared to the first nine months of 2011.

  Financing Activities

The Company used $174,000 for financing activities in the first nine months of 2012 compared to $184,000 used in the first nine months of 2011. The only financing expenditures were payments of preferred stock dividends of $225,000 in both 2012 and 2011. Financing inflows in 2012 and 2011 occurred from the exercise of stock options which provided $51,000 and $41,000 in both 2012 and 2011, respectively.

The cash effect of exchange rates on the U.S. dollar related to most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, provided an inflow of $27,000 in 2012 compared to an outflow of ($112,000) in 2011.

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

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2012, the Company’s investments consisted of mutual funds.  The Company does not expect any material loss with respect to its investment portfolio.  In addition, the Company does not believe that a 10% change in interest rates would have a significant effect on its interest income.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency. For the nine months ended September 30, 2012, approximately 43% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4.            CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASTEA INTERNATIONAL INC.

Date: November 14, 2012	/s/ Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	/s/ Rick Etskovitz
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