Form 10-K
period 2012-12-31
ASTEA INTERNATIONAL INC
filed 2013-03-27
CIK 945989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K
(Mark One)
☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐    No ☑

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 if the Exchange Act.)Yes ☐    No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 29, 2012 (based on the closing price of $3.37 as reported by the Capital Market of The NASDAQ Stock Market LLC as of such date) was $8,146,840.  For purposes of determining this amount only, the registrant has defined affiliates of the registrant to include the executive officers and directors of registrant and holders of more than 10% of the registrant’s common stock on June 29, 2012.

As of March 20, 2013, 3,587,299 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Item 1.             Business.

General

Astea International Inc. and subsidiaries (collectively “we,” “us,” “Astea” or the “Company”) develop, market and support service management software solutions, which are licensed to companies that sell and service equipment, and/or sell and deliver professional services. Companies invest in Astea’s software and services to automate enterprise business processes for purposes of revenue enhancement, cost containment, operational efficiency improvement, and the expansion of their awareness of operational performance through analytical reporting.  Customers’ return on investment from implementing Astea’s solutions is achieved through more efficient management of information, people and cash flows, which we believe increases competitive advantages and customer satisfaction as well as top-line revenue and profitability.

Astea’s solutions are used in industries such as information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management, telecommunications and other industries with equipment sales and service requirements. Astea’s strong focus on enterprise solutions for organizations that sell and deliver services is a unique industry differentiator that draws upon the Company’s extensive industry experience and core expertise.

Founded in 1979, Astea is known throughout the industry, largely from its proven success as a provider of software solutions for field service management and depot repair. Astea has since expanded its product portfolio to also include integrated management applications for sales and marketing, multi-channel customer contact centers, and professional services automation.

Astea offers all the cornerstones of service lifecycle management, including customer management, service management, asset management, reverse logistics management and mobile workforce management.  We believe this comprehensive approach provides unmatched expertise in service lifecycle workflow and integration needs throughout the service continuum.  Astea’s solutions empower companies by making more actionable data readily accessible, providing companies the agility needed to achieve sustainable value more quickly and to compete successfully in a global community.

Astea’s software has been licensed to approximately 650 companies worldwide. Customers range from mid-size organizations to large, multinational corporations with geographically dispersed locations around the globe. The Company markets and supports its products through a worldwide network of direct and indirect sales and services offices with corporate headquarters in the United States and regional headquarters in the United Kingdom, Australia and Japan.  Sales partners include distributors (value-added resellers, system integrators and sales agents) and original equipment manufacturing partners (“OEM partners”). See Note 13 to the Consolidated Financial Statements Geographic Segment Data for revenues, income (loss) from operations and long lived assets related to each of the Company’s geographic operating regions for the past two years.

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

Astea’s mobility solutions are already empowering over 20,000 technicians, in a multitude of industries, with real-time access to the information they need, when and where they need it, to eliminate inefficiency, enhance customer service, and improve service revenues. With this new technology, organizations can leverage a proven and feature rich solution without compromising functionality to ensure optimal results and achieve a compelling return on investment. In order to deliver world class service, organizations need seamless continuity and visibility of every interaction with the customer. Critical customer information must be shared and instantly available to everyone in the organization that touches that customer. With Astea’s Alliance Mobility Suite, a technician’s daily workflow becomes automated and streamlined. Field service technicians’ days are transformed by (i) receiving work orders that are automatically pushed to the device, (ii) being able to view asset and service history, (iii) receiving step-by-step guidance to complete the job, (iv) capturing customer signature, and (v) completing work orders for invoicing. Astea’s Alliance Mobility Suite enables technicians to manage their own schedules as well as track time and expenses in the field while keeping the home office updated in real time.  Field technicians can post parts used against the work order, request parts if they are not in van stock, track their van stock, receive inventory and ship parts back to the warehouse or depot for closed loop tracking of returns and vendor claims. Instant messaging makes it easy for a field service engineer to stay connected and make sure that he/she gets everything necessary to deliver outstanding service.

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

Astea Alliance Core Applications:

Alliance Contact Center
Alliance Depot Repair
Alliance Field Service
Alliance Logistics
Alliance Marketing Campaigns
Alliance Order Processing
Alliance Professional Services
Alliance Sales
Alliance Dynamic Scheduling Engine

Astea Alliance Mobile Applications:

Alliance Mobile – Laptop & Pocket PC
Alliance 2-way Paging

Astea Alliance Extended Portals:

Alliance Customer Self-Service
Alliance Remote Technician
Alliance Vendor & Third Party Management

Astea Alliance Reporting and Business Intelligence:

Alliance Reporting
Alliance Business Intelligence

Astea Alliance Tools:

Alliance Link
Alliance Studio
Alliance Knowledge Base

Astea Alliance Core Applications

Alliance Contact Center

The Alliance Contact Center application supports call centers, information desks, service hotlines, inside sales and telemarketing activities. Integrated multi-channel inbound/outbound capabilities enable customer service representatives to serve prospects and customers in their media of choice, including phone, fax, e-mail or Internet.  Integrated customer self-service portals with automated e-mail response, automated call escalation and interface to Computer Telephony Integration (CTI) systems help streamline customer interaction processes. Work scheduling and demand balancing optimize staff utilization. Employee personal portals with access to comprehensive real-time customer data and decision support tools including intelligent knowledge management and scripting for problem resolution and inside sales, drive higher staff productivity.  The objectives of Astea’s Alliance Contact Center software are to reduce overhead through improved first-call resolution rates and shorter service-call handling times, as well as more efficient customer service and higher levels of customer satisfaction. A third-party knowledge engine is integrated into this application to extend the diagnostic tools available to contact center agents.  This optional module is also available for Depot Repair and Field Service applications.

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

Alliance Marketing Campaigns

This core application coordinates the planning, execution and analysis of marketing campaigns. The software supports budgeting and tracking complete multi-channel campaigns that integrate advertising, direct mail, e-mail marketing, telemarketing, etc.  Electronic campaigns such as e-mail and telemarketing are further supported with list management, script development and user interfaces for campaign execution.  Marketing managers can define campaign offerings such as products and services to be sold, pricing and discount tolerances; assign campaign attributes; attach campaign documentation such as descriptive text, images, slogans and lead conversion literature; and monitor and measure response. The big picture view enables managers to assess synergies each channel delivers to an overall campaign and adjust channel details such as prospect lists, scripts, budgets or offering incentives to elicit best results. Integration with other Astea Alliance modules enables equipment and service organizations to leverage customer information with the goal of identifying potential new revenue sources and marketing to maximize customer loyalty and sales opportunities.

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

Alliance Search

Alliance Search provides powerful and scalable enterprise search functionality for corporate content, across a network or on a portal, intranet or Internet site. Delivering single-point access to enterprise-wide data collections; full-text searches can be conducted quickly and easily across disparate data sources, from a single PC to corporate networks, intranets, extranets, websites and portals, improving knowledge retention and sharing across the organization. Alliance Search offers advanced functionality for entering queries and results navigation to help users quickly find the information they need. Alliance Search can provide user-friendly access to a vast range of information, including product manuals, technical support documentation, maintenance histories, repair notes, announcements, and much more. With search functionality, Alliance Search becomes much more than simply an operations tool; it provides organizations the capability to share all sorts of information, improve problem resolution times, and improve the quality of decision-making across an organization.

Astea ServiceVision™

Astea  ServiceVision provides powerful functionality at an affordable price to help small to mid-sized companies overcome the traditional challenges that bog down service operations and adversely impact customer satisfaction, service revenue, and business growth. ServiceVision strategically automates, standardizes and streamlines manual/paper processes, and centralizes disparate systems associated with providing the optimal level of customer service. With ServiceVision, Astea is making it easy for companies to leverage industry-proven, best-practice processes and workflows based on Astea’s depth of experience and hundreds of implementations.

ServiceVision is exclusively offered as a cloud solution that leverages a multi-tenant architecture. The benefit to companies is a rich, high performance solution that provides rapid, low-cost, and low-risk deployment without the up-front fixed investment to purchase and install a software and hardware infrastructure. Customers have full control over their data in a secure, reliable and scalable environment without the additional costs and resource burdens required for ongoing support. By leveraging the cloud delivery model, companies can access a solution that has robust and proven functionality at a lower, more predictable cost, with seamless upgrades and a quicker return on investment.

Astea ServiceVision offering includes powerful capabilities such as managing customers, equipment, contracts & warranties; advanced scheduling; parts & logistics management; work order management; customer self-service; advanced analytics; and innovative mobility.

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

FX e-Service

FX e-Service is an extension of the FieldCentrix solution that provides a dynamic customer self-service portal that links directly from a customer’s web site.  When integrated with FX Mobile software, it provides the unique capability to truly deliver real-time information from the point of service to your customers.   Working seamlessly with FX Service Center call center and dispatching software, FX e-Service gives an organization’s customers the flexibility of submitting service requests, accessing work order information, and managing their account over the Internet.  Customers can receive an e-mail notification each time the status of a work order changes.  This allows them to know instantly when the request has been received, scheduled, is in progress and when it is complete – all without ever calling into the office, waiting on hold or taking up valuable CSR resource.

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

FX Interchange for JD Edwards®

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

FX Mobility Express™

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

Customers

The Company estimates that it has sold licenses to approximately 650 customers ranging from small, rapidly growing companies to large, multinational corporations with geographically dispersed operations and remote offices. The broad applicability of the Company’s products is demonstrated by the wide range of companies across many markets and industries that use one or more of Astea’s products, including customers in information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail systems, office automation, imaging systems, facilities management, telecommunications, HVAC, and other industries with equipment sales and service requirements. In 2012 there were no one customer that accounted for 10% of total revenues and in 2011 there was one customer that represented 12% of total revenues.

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

Astea’s international sales accounted for 40% of the Company’s revenues in 2012 and 49% of the Company’s revenues in 2011.  See Risk Factors —“Expansion of International Sales.”

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

The Company’s expense for product development for the years ended December 31, 2012 and 2011 was $2,075,000 and $2,724,000, respectively. These expenses amounted to 8% and 10% of total revenues for 2012 and 2011, respectively.  The Company’s capitalized software development costs were $2,703,000 and $2,485,000 in 2012 and 2011, respectively.  Capitalized software development costs increased $218,000 in 2012 compared to 2011 principally due to the capitalization of the costs related to the development of Alliance Mobile Universal,  Astea Alliance 11, and functionality enhancements to prior released versions of Astea Alliance.    The Company anticipates that it will continue to allocate substantial resources to its development effort for the upgrade of its suite of products.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Risk Factors — “Need for Development of New Products.”

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

The Company seeks to protect its products through a combination of copyright, trademark, trade secret and fair business practice laws.  The Company also requires employees, consultants and third parties to sign nondisclosure agreements.  Despite these precautions, it may be possible for unauthorized parties to copy certain portions of the Company’s products or reverse engineer or obtain and use information that the Company regards as proprietary.  The Company presently has no patents or patent applications pending.  See Risk Factors — “Dependence on Proprietary Technology.”

Because the software development industry is characterized by rapid technological change, Astea believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, and reliable product maintenance are more important to establishing and maintaining a technology leadership position than current legal protections.

Employees

As of December 31, 2012, the Company, including its subsidiaries, had a total of 175 full-time employees worldwide, 82 in the United States, 12 in the United Kingdom, 4 in the Netherlands, 55 in Israel, 8 in Australia and 14 in Japan.  In addition, we have 7 part-time employees, 2 in the United States, 1 in the United Kingdom, 3 in Israel, and 1 in Australia.  The Company’s future performance depends, in significant part, upon the continued service of its key technical and management personnel and its continuing ability to attract and retain highly qualified and motivated personnel in all areas of its operations.  See Risk Factors — “Dependence on Key Personnel; Competition for Employees.” None of the Company’s employees is represented by a labor union.  The Company has not experienced any work stoppages and considers its relationships with its employees to be good.

Corporate History

The Company was incorporated in Pennsylvania in 1979 under the name Applied System Technologies, Inc.  In 1992, the Company changed its name to Astea International Inc.  Until 1986, the Company operated principally as a software-consulting firm, providing professional software consulting services on a fee for service and on a project basis.  In 1986, the Company introduced its DISPATCH-1 product.  In November 1991, the Company’s sole stockholder acquired the outstanding stock of The DATA Group Corporation (“Data Group”), a provider of field service software and related professional services for the mainframe-computing environment.  Data Group was merged into the Company in January 1994.  In February 1995, the Company and its sole stockholder acquired the outstanding stock of Astea Service & Distribution Systems BV (“Astea BV”), the Company’s distributor of DISPATCH-1 and related services in Europe.  In May 1995, the Company reincorporated in Delaware.  In July 1995, the Company completed its initial public offering of Common Stock.  In February 1996, the Company merged with Bendata, Inc.  In June 1996, the Company acquired Abalon AB.  In September 1998 (effective July 1, 1998), the Company sold Bendata, Inc.  In December 1998, the Company sold Abalon AB. In December 1997, the Company introduced ServiceAlliance and in October 1999, SalesAlliance.  Both products were subsequently re-engineered into components of the AllianceEnterprise suite which was introduced in 2001. Through 2001 and into 2002, the Company rebuilt its product functionality for Web-based applications and in August 2003 introduced Astea Alliance version 6.  The Company released a new system architecture based on Microsoft.NET during the third quarter of 2004.  On September 21, 2005, the Company acquired substantially all the assets and certain liabilities of FieldCentrix, Inc.   In the first quarter of 2010, the Company delivered Astea Alliance version 10.0. In 2011, Astea launched Alliance Mobile Universal to deliver enterprise functionality optimized for the latest devices such as Android, iPhone and iPad leveraging the latest HTML5 technology.  In 2012, Astea launched Astea ServiceVision a comprehensive cloud-based service management and mobility solution tailored for small to midsize businesses. Astea ServiceVision provides powerful functionality at a low-cost, subscription-based price model with implementations measured in weeks instead of months. Astea’s ServiceVision solution meets a major need in the industry: providing complete field service management and mobile functionality in a low-risk, cloud environment, enabling faster return on investment.

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

History of Net Losses

The Company has a history of net losses. In 2012, the Company generated a net loss of $0.2 million.  However, in 2011, the Company generated net income of $0.7 million.  Prior to 2011, the Company generated a net loss of $1.6 million and $0.9 million in 2010 and 2009, respectively.  As of December 31, 2012, stockholders’ equity is approximately $5.1 million, which is net of an accumulated deficit of approximately $25.8 million.  Moreover, the Company expects to continue to incur additional operating expenses for research and development.  As a result, the Company will need to generate significant revenues to achieve and maintain profitability.  The Company may not be able to achieve the necessary revenue growth or profitability in the future.  If the Company does not attain or sustain profitability or raise additional equity or debt in the future, the Company may be unable to continue its operations.

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

While the Company has licensed Astea Alliance to over 295 companies worldwide from 1998 through 2012, and more than 48 companies for the FieldCentrix suite supported by the Company since September 2005, revenues from sales of both Astea Alliance and FieldCentrix may not be sufficient to support the expenses of the Company.  The Company’s future success will depend mainly on its ability to increase licensed users of both the Astea Alliance suite and FieldCentrix offerings, on developing new products and product enhancements to complement its existing product offerings, on its ability to continue to generate professional services, support and maintenance revenues to Astea Alliance and FieldCentrix customers and on its ability to control its operating expenses.  Any failure of the Company’s products to achieve or sustain market acceptance, or of the Company to sustain its current position in the CRM software market due to rapid technological changes, would have a material adverse effect on the Company’s business and results of operations.  There can be no assurance that the Company will be able to increase demand for Astea Alliance and FieldCentrix products, maintain an acceptable level of support and maintenance revenues or to lower its expenses, thereby avoiding future losses.

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

Expansion of International Sales

Astea’s international sales accounted for 40% of the Company’s revenues in 2012 and 49% in 2011.  The Company expects that international sales will continue to be a significant component of its business.  In the Company’s efforts to expand its international presence, it will face certain risks, which it may not be successful in addressing.  These risks include:

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

Additionally, the current economic difficulties in several European and Asian countries could have an adverse impact on the Company’s international operations in future periods.  Any of these factors, if not successfully addressed, could harm the Company’s operating results.

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

Dependence on Key Personnel; Competition for Employees

The continued growth and success largely depends on the managerial and technical skills of key technical, sales and management personnel.  In particular, the Company’s business and operations are substantially dependent on the performance of Zack Bergreen, the founder and chief executive officer.  If Mr. Bergreen were to leave or become unable to perform services for the Company, the business would likely be harmed.  The Company’s success also depends, to a substantial degree, upon its continuing ability to attract, motivate and retain other talented and highly qualified personnel. Competition for key personnel is intense, particularly so in recent years.  From time to time the Company has experienced difficulty in recruiting and retaining talented and qualified employees.  There can be no assurance that the Company can retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.  If the Company fails to attract or retain enough skilled personnel, its product development efforts may be delayed, the quality of its customer service may decline and sales may decline.

Concentration of Ownership

Currently, Zack Bergreen, the Company’s chief executive officer, beneficially owns approximately 45% of the outstanding Common Stock of the Company, which includes 826,000 shares of Series A Convertible Preferred Stock. As a result, Mr. Bergreen exercises significant control over the Company through his ability to influence and control the election of directors and all other matters that require action by the Company’s stockholders.  Under certain circumstances, Mr. Bergreen could prevent or delay a change of control of the Company which may be favored by a significant portion of the Company’s other stockholders, or cause a change of control not favored by the majority of the Company’s other stockholders.  Mr. Bergreen’s ability under certain circumstances to influence, cause or delay a change in control of the Company also may have an adverse effect on the market price of the Company’s Common Stock.

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

Failure to Satisfy a Continued Listing Rule per NASDAQ Requirements

Per NASDAQ listing requirements the Company must maintain a minimum size audit committee of at least 3 members and the majority of the board be comprised of independent directors.  In October 2012, the Company received notice from NASDAQ that it no longer met this requirement, due to the recent death of one of the members of the board.  The Company has until the later of 6 months from the date of death of its board member or the next annual meeting of shareholders to satisfy this listing rule. The Company fully intends to satisfy this requirement by the necessary date.

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

Item 1B.            Unresolved Staff Comments.

None

Item 2.             Properties.

The Company’s headquarters is located in a leased facility of approximately 22,000 square feet in Horsham, Pennsylvania which runs through April 2014. The Company also leases facilities for operational activities in Irvine, California; Culemborg, Netherlands; and Karmiel, Israel, and for sales and customer support activities in Maidenhead, England; Tokyo, Japan; and St. Leonards, Australia.  The Company believes that suitable additional or alternative office space will be available in the future on commercially reasonable terms as needed.

Item 3.             Legal Proceedings.

None

Item 4.             Mine Safety Disclosures.

None

PART II

Item 5.             Market  for  Registrant’s  Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is traded on Capital Market of The NASDAQ Stock Market, LLC (“NASDAQ”) under the symbol “ATEA.”    The following table sets forth the high and low sale prices for the Common Stock as reported by the NASDAQ for the past two fiscal years:

2012	High	Low
First quarter	$ 6.07	$ 3.20
Second quarter	3.84	2.45
Third quarter	4.99	3.12
Fourth quarter	4.71	2.34

2011	High	Low
First quarter	$ 7.64	$ 2.54
Second quarter	7.00	4.22
Third quarter	5.83	2.43
Fourth quarter	4.35	2.07

As of March 20, 2013, there were approximately 38 holders of record of the Company’s Common Stock.  On March 20, 2013, the last reported sale price of the Common Stock as reported by NASDAQ was $2.99 per share. The Company currently has outstanding 826,000 shares of convertible preferred stock.

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

In September 2008, the Company issued 826,000 shares of convertible preferred stock.  Dividends accrue daily at a rate of 10% and are payable quarterly only when they are declared by the Board of Directors.  The first dividend was paid at the end of 2008.  The Company has continued to make timely quarterly payments on the preferred dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants & Rights	Weighted Average Exercise Price of Outstanding Options, Warrants & Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	708,000	$4.22	381,000
Equity compensation plans not approved by security holders	-	-	-
Total	708,000	$4.22	381,000

Stock Performance Graph

The following graph compares the percentage change in cumulative total stockholder return on the Common Stock during the period from December 31, 2007 through December 31, 2012 with cumulative total return on (i) a  peer group that includes all organizations in the Company’s Standard Industrial Classification (SIC) Code 7372-Prepackaged Software, (ii) the NASDAQ Composite Index, and (iii) the S&P Smallcap 600 Index.  The comparison assumes that $100 was invested on December 31, 2007 in the Common Stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any.

Item 6.             Selected Financial Data.

Years ended December 31,	2012	2011	2010	2009	2008
(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenues:
Software license fees	$4,796	$6,704	$4,961	$2,665	$3,273
Services and maintenance	21,594	19,883	16,425	17,438	20,578
Total revenues	26,390	26,587	21,386	20,103	23,851
Costs of revenues:
Cost of software license fees	1,526	1,830	2,037	1,926	2,852
Cost of services and maintenance	14,048	12,987	11,070	10,496	12,099
Total cost of revenues	15,574	14,817	13,107	12,422	14,951
Gross profit	10,816	11,770	8,279	7,681	8,900
Operating expenses:
Product development	2,075	2,724	3,041	2,283	4,224
Sales and marketing	4,982	4,558	3,701	3,445	4,735
General and administrative	4,095	3,572	3,166	2,815	3,103
Total operating expenses	11,152	10,854	9,908	8,543	12,062

(Loss) income from operations before interest and taxes	(336)	916	(1,629)	(862)	(3,162)
Interest income	14	27	92	38	68

(Loss) income from operations before income taxes	(322)	943	(1,537)	(824)	(3,094)
Income tax expense	(84)	270	33	75	41
Net (loss) income	(238)	673	(1,570)	(899)	(3,135)
Preferred dividend	300	300	286	290	79

Net (loss) income available to common stockholders	$(538)	$373	$(1,856)	$(1,189)	$(3,214)
Basic and diluted net (loss) income per share	$(0.15)	$0.10	$(0.52)	$(0.33)	$(0.90)
Shares used in computing basic (loss) income per share	3,574	3,562	3,555	3,554	3,554
Shares used in computing diluted (loss) income per share	3,574	3,720	3,555	3,554	3,554
Consolidated Balance Sheet Data at December 31,
Working (deficit) capital	$(1,611)	$(157)	$192	$1,111	$1,294
Total assets	14,705	16,728	14,300	14,270	15,166
Long-term debt, less current portion	-	-	-	-	-
Accumulated deficit	(25,743)	(25,424)	(26,062)	(23,903)	(23,004)
Total stockholders’ equity	5,149	5,460	4,857	6,486	7,172

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

Software license fees accounted for 18% of the Company’s total revenues in 2012, which was divided between sales of Astea Alliance at 95% and FieldCentrix at 5%.  Software license fee revenues also include some fees from the sublicensing of third-party software, primarily knowledge management, mapping and analytical software licenses.  Typically, customers pay a license fee for the software based on the number of licensed users.  Depending on the contract terms and conditions, software license fees are recognized as revenue upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable.  If significant vendor obligations exist at the time of delivery or if the product is subject to uncertain customer acceptance, revenue is deferred until no significant obligations remain and/or acceptance has occurred.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in its “Summary of Significant Accounting Policies,” Note 2, to the Company’s consolidated financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted within the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release.  The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of December 31, 2012, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

Goodwill

Part of the purchase price for the FieldCentrix assets, acquired September 21, 2005, included the acquisition of goodwill.   Goodwill is tested for impairment on an annual basis as of October 1.  It is also tested between annual tests if indicators of potential impairment exist, as for example when the Company’s market capitalization significantly declines for a sustained period, using a fair-value-based approach. In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on testing goodwill for impairment. The guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company elected to early adopt this accounting guidance at the beginning of its fourth quarter of 2011 on a prospective basis for goodwill impairment tests.

In accordance with the guidance, the Company first performs a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. If necessary, the Company applies a two-step method for determining goodwill impairment, the market and income approaches. The market approach analyzes the market valuations of similar companies in our peer group based on recent market conditions.  The income approach analyzes the Company’s expectation for future results based on current and expected economic conditions. No impairment of goodwill has been identified during any of the periods presented.

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

Acquired Intangible Asset

Acquired intangible asset with a finite life (excluding goodwill) is amortized on a straight-line basis over its estimated useful life and reviewed for impairment if an event or circumstance occurs indicating that the asset may be impaired.  The impairment test will consist of comparing the undiscounted cash flows expected to be generated by the acquired intangible asset to its carrying amount.  If the asset is considered to be impaired, an impairment loss will be recognized in an amount by which the carrying amount of the asset exceeds its fair value. No impairment of acquired intangible asset has been identified during any of the periods presented.

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

Under the Company’s stock option plans, options awards generally vest over a four year period of continuous service and have a 10 year contractual term.   The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of the grant using the Black-Scholes Merton option pricing formula.  There were 105,000 and 125,000 options granted during the year ended December 31, 2012 and 2011, respectively.

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

As of December 31, 2012, we had approximately $13.4 million of net deferred tax assets, against which we provided a 100% valuation allowance.  Our net deferred tax assets were generated primarily by operating losses.  Accordingly, it is more likely than not, that we will not realize these assets through future operations.

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

Convertible Preferred Stock

On September 24, 2008 the Company issued 826,000 shares of Series-A Convertible Preferred Stock (“Series A Preferred Stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, as and if declared by the Company’s Board of Directors, quarterly in arrears. The Company paid $300,000 in preferred stock dividends for the years ending December 31, 2012 and 2011.

The Series A Preferred Stock may be converted into common stock at the rate of one share of common for each share of Series A Preferred Stock.   Commencing two years after issuance, the Company has certain rights to cause conversion of all of the shares of Series A Preferred Stock then outstanding.  Commencing four years after issuance, the Company may redeem, subject to board approval, all of the shares of Series A Preferred Stock then outstanding at a price equal to the greater of (i) 130% of the purchase price plus all accrued and unpaid dividends and (ii) the fair market value of such number of shares of common stock which the holder of the Series A Preferred Stock would be entitled to receive had the redeemed Series A Preferred Stock been converted immediately prior to the redemption.

The Company recorded the Series A Preferred Stock on the Company’s consolidated balance sheet within stockholders’ equity.

Recently Adopted Accounting Guidance

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

Results of Operations

The following table sets forth for the periods indicated, selected financial data and the percentages of the Company’s total revenues by each line item for the periods presented:

Years ended December 31,	2012	2011
Revenues:
Software license fees	18.2%	25.2%
Services and maintenance	81.8	74.8
Total revenues	100.0%	100.0%
Cost of revenues:
Cost of software license fees	5.8%	6.9%
Cost of services and maintenance	53.2	48.9
Total cost of revenues	59.0%	55.8%
Gross profit	41.0%	44.2%
Operating Expenses:
Product development	7.9	10.3
Sales and marketing	18.9	17.1
General and administrative	15.5	13.4
Total operating expenses	42.3%	40.8%
Interest income	.1	0.1
Provision for income tax	(0.3)	1.0
Net (loss) income	(0.9%)	2.5%

Comparison of Years Ended December 31, 2012 and 2011

Revenues

Total revenues decreased $197,000 or 1%, to $26,390,000 for the year ended December 31, 2012 from $26,587,000 for the year ended December 31, 2011.  Software license revenues decreased 28% in 2012, compared to 2011. Services and maintenance fees for 2012 amounted to $21,594,000, a 9% increase from 2011.

Software license fee revenues decreased $1,908,000 or 28% to $4,796,000 in 2012 from $6,704,000 in 2011.  Astea Alliance license revenues decreased to $4,578,000 in 2012 from $6,084,000 in 2011, a decrease of 25%. The decrease resulted from a decrease in Astea license sales in Europe and Japan, partially offset by an increase in license sales in the US.  The Company sold $218,000 of FieldCentrix licenses in 2012 compared to $620,000 in 2011, a decrease of 65%. The decrease was the result of having one new customer in 2012 compared to a greater distribution of sales to new and existing customers in 2011.

Total services and maintenance revenues increased $1,711,000 or 9% to $21,594,000 in 2012 from $19,883,000 in 2011.  Service and maintenance revenue increased $1,552,000, or 10% on the Astea Alliance products.  The increase primarily resulted from increased projects from new customers in the US, as well as increased maintenance revenue from new license sales. In addition, there were a number of ongoing projects as well as upgrades of existing customers from older versions of the Company’s software to its latest version.   FieldCentrix service and maintenance revenue increased $159,000 or 4%.  The increase is due to existing customers upgrading to the latest version of FieldCentrix compared to the same period in 2011.

For the year ended December 31, 2012 there were no customers that represented 10% or more of total revenues and for the year ended December 31, 2011 there was one customers that  represented 10% or more of total revenues.

Costs of Revenues

Costs of software license fees decreased 17% to $1,526,000 in 2012 from $1,830,000 in 2011. Included in the cost of software license fees is the fixed cost of capitalized software amortization.  The principal cause of the decrease results from a decrease in the amortization of capitalized software costs and a decrease in third party costs resulting from a 28% decrease in license sales in 2012.  Amortization of capitalized software decreased 14% to $1,347,000 in 2012 from $1,566,000 in 2011. This decrease resulted from the end of amortization of certain versions of previous capitalized software development costs.

The gross margin percentage on software license sales was 68% in 2012 and 73% in 2011.  The decline in license gross margin resulted primarily from the decrease in license sales in 2012.

Costs of services and maintenance increased 8% to $14,048,000 in 2012 from $12,987,000 in 2011.  The increase in cost of service and maintenance is attributed primarily to an increase in headcount from last year to this year and salary increase in 2012 offset by a decrease in outside consultants used in the US and European locations.    The service and maintenance gross margin percentage was 35% in both 2012 and  2011.

Gross Profit

Gross profit decreased 8% to $10,816,000 in 2012 from $11,770,000 in 2011. As a percentage of revenue, gross profit was 41% for the year ended December 31, 2012 and 44% for year ended December 31, 2011. The year-over-year decrease in gross profit was largely driven by a decrease in software license revenues that generally have a higher gross profit than service and maintenance revenue.

Operating Expenses

Product Development

Product development expense decreased 24%, or $649,000, to $2,075,000 in 2012 from $2,724,000 in 2011.  The decrease resulted from an increase in capitalized product development costs of $218,000 in 2012 compared to 2011 and a reduction in product development personnel.  Fluctuations in product development expense from period to period can vary due to the amount of product development expense which is capitalized.  Software development costs of $2,703,000 were capitalized in 2012 compared to $2,485,000 during the same period in 2011.  In 2012, the Company added significant functionality to  Astea Alliance products in development.  Gross development expense was $4,778,000 in 2012, an 8% decrease over $5,209,000 spent in 2011. The decrease was due to a reduction in headcount.   Product development as a percentage of total revenue decreased to 8% in 2012 compared to 10% in 2011. The decrease in product development costs relative to revenues is due to the increase in capitalized software costs in 2011 and lower headcount.

Sales and Marketing

Sales and marketing expenses increased 9%, or $424,000, to $4,982,000 in 2012 from $4,558,000 in 2011.  The increase in sales and marketing expense is attributable to an increase in sales force headcount in the US and Europe and increases in recruiting fees for the additional headcount.  Marketing costs have remained consistent from 2012 to 2011. The Company continues to focus on expanding its market presence through intensified marketing efforts to increase awareness of the Company’s products including the new Service Vision that was released in 2012.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  Sales and marketing expense as a percentage of total revenues increased slightly to 19% in 2012 compared to 17% in 2011.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company’s status as a public company. General and administrative expenses increased 15%, or $523,000, to $4,095,000 in 2012 from $3,572,000 in 2011. The increase in general and administrative expenses is attributable to the increase in salary and benefits expense,  operating expenses in our Japanese subsidiary, an increase in bad debt expense, an increase in other taxes as well as an  increase in outside recruiting fees. As a percentage of total revenues, general and administrative expenses amounted to 16% in 2012 compared to 13% in 2011.

Interest Income

Interest income decreased 48% or $13,000, to $14,000 in 2012 from $27,000 in 2011.  The decrease resulted primarily from a decrease in the level of investments throughout 2012 compared to 2011.

Income Tax (Benefit) Expense

The Company recorded a tax benefit of ($84,000) in 2012 and a provision of $270,000 in 2011 for income taxes. The 2012 tax benefit was due to a reduction from a prior year tax provision from our European operations that was deemed to no longer be necessary.  The 2011 tax provision was primarily the result of the tax settlement in Israel, as well as, income tax due for income earned in Israel because of the Company no longer having a tax holiday in Israel.

International Operations

Total revenues from the Company’s international operations decreased by $2,523,000 or 19% to $10,475,000 in 2012 from $12,998,000 in 2011.  The decrease resulted from reduced license sales in the Asia Pacific region, as well decreases in professional services in Europe due to declining demand. Overall, international operations generated a net loss of $2,816,000 for 2012 compared to net loss of $667,000 in 2011.

Net (Loss) Income

The Company generated a net loss of ($238,000) for the year ended December 31, 2012 compared to net income of $673,000 in 2011.  The reduction in net income of ($911,000) is primarily the result of a 1% decrease in revenues and a 3% increase in operating expenses. The principal cause for the increase in operating expenses was due to increases in both headcount in all regions and travel costs.    In addition, the mix of revenues changed.  License revenues which generate higher profit margins declined 28% while professional services revenues which generate lower profit margins, increased by 9%.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $2,519,000 for the year ended December 31, 2012, a  decrease of $756,000 compared to the year ended December 31, 2011 in which $3,275,000 of cash was generated by operations.  The decrease was attributable to a decrease in net income of $911,000, a decrease in accounts payable of $2,765,000 and  a decrease in deferred revenue of $850,000. Offsetting the decreases in cash flow were an  increase in cash of $3,736,000 related to collections from accounts receivable, an increase in cash from prepaid expenses of  $73,000 and an increase in cash from other assets  of  $40,000. In addition, there was a decrease of $79,000 related to non cash activities.

Investing Activities

The Company used $660,000 less for investment activities in 2012 compared to 2011. The decrease in cash used for investing activities is attributable to a reduction of $1,420,000 short term investments in 2012 compared to 2011, a decrease    in sales of short term investment of $519,000, a decrease of $219,000 in capitalized software development costs, and an increase of $11,000 in restricted cash offset by a decrease of $33,000 in the purchases of property and equipment.

Financing Activities

The Company used $25,000 less for financing activities in 2012 compared to 2011.  The only financing expenditures in 2012 and 2011 were payments of $300,000 of preferred stock dividends in each year.   Financing inflows in 2012 and 2011 occurred from the exercise of stock options which provided $66,000 and $41,000, respectively.

Due to the weakening of the U.S. dollar related to most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and the Israel shekel, the effect of exchange rates on cash provided an inflow of $69,000 in 2012, an increase in cash flow of $197,000 compared to 2011.

At December 31, 2012, the Company had a working capital ratio of approximately .83:1 compared to .99:1 at December 31, 2011. The Company had $2,175,000 in cash and investments available for sale at December 31, 2012, compared to $2,772,000 at December 31, 2011.

The Company has projected revenues for 2013 that will generate enough funds to sustain its continuing operations.  In addition, the Company has continued with a number of cost containment programs which are expected to contain the cost of operating the business. The Company expects its cash from operations to fund all of its financing needs for the upcoming year.  However, if actual results trail expectations, the Company has plans in place to reduce operating expenditures appropriately in order to continue to fund all required expenditures.  The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.  The Company does not plan any significant capital expenditures in 2013 other than to replace its existing capital equipment as it becomes obsolete.  In addition, it does not anticipate that its operations or financial condition will be affected materially by inflation.

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual and commercial obligations, as of December 31, 2012:

	Payment Due By Period
	Total	2013	2014-2015	2016-2017	2018 and after

Contractual Cash Obligations:
Operating Leases	$2,884,000	$1,373,000	$1,134,000	$377,000	$-

Dividends may be paid on common stock, when and if, declared by the Board of Directors.  However, no dividend has been paid on common stock since January 2000.  Dividends on convertible preferred stock are payable at a rate of 10% on a quarterly basis, as declared by the Board of Directors.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As a result, as of December 31, 2012, the Company’s investments consisted of mutual funds.  The Company does not expect any material loss with respect to its investment portfolio.

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

We have audited the accompanying consolidated balance sheets of Astea International Inc. and subsidiaries (collectively, the Company) (a Delaware corporation) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astea International Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 27, 2013

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$2,015,000	$2,146,000
Investments available for sale	160,000	626,000
Receivables, net of allowance of $138,000 and $99,000	4,988,000	7,592,000
Prepaid expenses and other	488,000	503,000
Total current assets	7,651,000	10,867,000

Property and equipment, net	480,000	507,000
Intangibles, net	368,000	504,000
Capitalized software development costs, net	4,421,000	3,064,000
Goodwill	1,538,000	1,538,000
Restricted cash	119,000	109,000
Other long-term assets	128,000	139,000
Total assets	$14,705,000	$16,728,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,911,000	$4,423,000
Deferred revenues	6,351,000	6,601,000
Total current liabilities	9,262,000	11,024,000

Long-term liabilities:
Deferred tax liabilities	294,000	244,000

Commitments and Contingencies – Note 10

Stockholders’ equity:
Convertible preferred stock,$.01 par value,
shares authorized 5,000,000; issued and outstanding 826,000	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,629,000 and 3,609,000; outstanding 3,587,000 and 3,567,000	36,000	36,000
Additional paid-in-capital	31,056,000	31,048,000
Accumulated deficit, including accumulated comprehensive loss
of ($319,000) and comprehensive income of $638,000	(25,743,000)	(25,424,000)
Treasury stock at cost, 42,000 shares	(208,000)	(208,000)

Total stockholders’ equity	5,149,000	5,460,000
Total liabilities and stockholders’ equity	$14,705,000	$16,728,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31,
	2012	2011
Revenues:
Software license fees	$4,796,000	$6,704,000
Services and maintenance	21,594,000	19,883,000
Total revenues	26,390,000	26,587,000
Costs of revenues:
Cost of software license fees	1,526,000	1,830,000
Cost of services and maintenance	14,048,000	12,987,000
Total cost of revenues	15,574,000	14,817,000
Gross profit	10,816,000	11,770,000
Operating expenses:
Product development	2,075,000	2,724,000
Sales and marketing	4,982,000	4,558,000
General and administrative	4,095,000	3,572,000
Total operating expenses	11,152,000	10,854,000
(Loss) income from operations	(336,000)	916,000
Interest income	14,000	27,000
(Loss) income before income taxes	(322,000)	943,000
Income tax (benefit) expense	(84,000)	270,000
Net (loss) income	(238,000)	673,000
Preferred dividend	300,000	300,000
Net (loss) income available to common stockholders	$(538,000)	$373,000

Basic (loss) earnings per share available to common stockholders	$(0.15)	$0.10
Diluted (loss) earnings per share available to common stockholders	$(0.15)	$0.10
Weighted average shares outstanding used in computing basic (loss) earnings per share	3,574,000	3,562,000
Weighted average shares outstanding used in computing diluted (loss) earnings per share	3,574,000	3,562,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended
	December 31,
	2012	2011

Net (loss) income	$(238,000)	$673,000
Other comprehensive (loss) income:
Foreign currency translation adjustment	(88,000)	(29,000)
Change in unrealized gain (loss) on available for sale investments, net of tax	7,000	(6,000)
Comprehensive (loss) income	$(319,000)	$638,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31,	2012	2011

Convertible preferred stock:
Balance, beginning and end of year	$8,000	$8,000

Common stock:
Balance, beginning and end of year	36,000	36,000

Additional paid-in-capital:
Balance, beginning of year	31,048,000	31,083,000
Exercise of stock options	66,000	41,000
Dividends paid	(300,000)	(300,000)
Stock based compensation	242,000	224,000

Balance, end of year	31,056,000	31,048,000

Accumulated deficit:
Balance, beginning of year	(25,424,000)	(26,062,000)
Comprehensive (loss) income	(319,000)	638,000

Balance, end of year	(25,743,000)	(25,424,000)

Treasury stock, at cost:
Balance, beginning and end of year	(208,000)	(208,000)

Total stockholders’ equity	$5,149,000	$5,460,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2012	2011
Cash flows from operating activities:
Net (loss) income	$(238,000)	$673,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,754,000	1,906,000
Increase (decrease) in provision for doubtful accounts	39,000	(16,000)
Stock-based compensation	242,000	224,000
Deferred income taxes	50,000	50,000
Changes in operating assets and liabilities:
Receivables	2,524,000	(1,212,000)
Prepaid expenses and other	44,000	(29,000)
Accounts payable and accrued expenses	(1,646,000)	1,119,000
Deferred revenues	(260,000)	590,000
Other assets	10,000	(30,000)
Net cash provided by operating activities	2,519,000	3,275,000
Cash flows from investing activities:
Capitalized software development costs	(2,704,000)	(2,485,000)
Purchases of property and equipment	(244,000)	(211,000)
Purchase of short term investments	-	(1,420,000)
Sale of short term investments	474,000	993,000
Change in restricted cash	(11,000)	(22,000)
Net cash used in investing activities	(2,485,000)	(3,145,000)
Cash flows from financing activities:
Proceeds from exercise of stock option	66,000	41,000
Dividends paid on preferred stock	(300,000)	(300,000)
Net cash used in financing activities	(234,000)	(259,000)
Effect of exchange rate changes on cash and cash equivalents	69,000	(129,000)
Net decrease in cash and cash equivalents	(131,000)	(258,000)
Cash and cash equivalents balance, beginning of year	2,146,000	2,404,000
Cash and cash equivalents, end of period	$2,015,000	$2,146,000

Supplemental schedule of non-cash activities:
Increase in deferred rent resulting from lease incentive	$-	$161,000
Cash paid for income tax	$16,000	$-
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

The post-contract support on perpetual licenses provides for technical support and updates to the Company's software products. Post-contract support is charged separately for renewals of annual maintenance in subsequent years. Fair value for maintenance is based upon either renewal rates stated in the contracts or separate sales of renewals to customers. Revenue is recognized ratably, or monthly, over the term of the maintenance period, which is typically one year.

Consulting and training service revenue is generally unbundled and recognized at the time the service is performed. If the Company does have any fixed-price arrangements for services the revenue is recognized using the proportional performance method based on direct labor hours incurred to date as a percentage of total estimated direct labor hours required to complete the project.  Fees from licenses sold together with consulting services are generally recognized upon shipment, provided that the contract has been executed, delivery of the software has occurred, fees are fixed and determinable and collection is probable. The Company offers a variety of consulting services that include project management, implementation, data conversion, integration, custom report writing and training. Our professional services are generally billed on a time and materials basis using hourly rates together with reimbursement for travel and accommodation expenses. We recognize revenue as these professional services are performed. On rare occasions these consulting service arrangements involve acceptance criteria. In these cases, revenue is recognized upon acceptance.

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

For the twelve months ended December 31, 2012 and 2011, the Company recognized $26,390,000 and $26,587,000, respectively, of revenue related to software license fees and services and maintenance.

We present taxes assessed by a governmental authority including sales, use, value added and excise taxes on a net basis and therefore the presentation of these taxes is excluded from our revenues and is included in accrued expenses in the accompanying consolidated balance sheets until such amounts are remitted to the taxing authority.

Reimbursable Expenses

The Company charges customers for out-of-pocket expenses incurred by its employees during the performance of professional services in the normal course of business.  Billings for out-of-pocket expenses that are reimbursed by the customer are included in revenues with the corresponding expense included in cost of services and maintenance.  During fiscal years 2012 and 2011, the Company billed $582,000 and $417,000, respectively, of reimbursable expenses to customers.

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

Year Ended December 31	Balance at beginning of year	Expensed	Write offs	Balance at end of year
2012	$99,000	$60,000	$(21,000)	$138,000
2011	$115,000	$-	$(16,000)	$99,000

Bad debt expense increased in 2012 by $60,000 compared to 2011 due to the increase in the aging of certain customer accounts. Write-offs increased in 2012 by 31% compared to 2011 due to one customer that was deemed to be uncollectible in 2012.

The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible.  Based on all information available, the Company believes its allowance for doubtful accounts as of December 31, 2012 is adequate.  However, actual write-offs might exceed the recorded allowance.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including certain identifiable intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  As of December 31, 2012, the Company has determined that no impairment has occurred.

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

Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues (current and future revenues) or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances had occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of December 31, 2012, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on testing goodwill for impairment. The guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company elected to early adopt this accounting guidance at the beginning of its fourth quarter of 2011 on a prospective basis for goodwill impairment tests.

In accordance with the guidance, the Company first performed a qualitative assessment to determine whether it was necessary to perform the two-step goodwill impairment test. If the Company believed, as a result of its qualitative assessment, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test were unnecessary.

If necessary, the goodwill impairment test is applied using a quantitative two-step approach. In the first step, the Company determines the fair value of the reporting unit and compares that fair value to the carrying value of the reporting unit including goodwill. The fair value of the reporting unit is determined using various valuation techniques, including a comparable companies market multiple approach and a discounted cash flow analysis (an income approach).  If the carrying value of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the impairment loss, if any.

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

During the fourth quarter of 2012, the Company completed the qualitative goodwill impairment test, which involved assessing financial factors, including the Company's market capitalization and the business unit’s profitability and deviations from projected results.  In addition, the Company evaluated other business factors, including analysis of macroeconomic conditions, the current business environment, changes in the operations of the business unit and the results of the 2010 goodwill impairment test.

Based on the results of this qualitative assessment, the Company determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount and, as a result, a quantitative analysis is not needed. The Company determined there was no triggering event at December 31, 2012 which would require an impairment analysis.

Major Customers

At December 31, 2012 there were no customers that accounted for 10% or more of total revenues and at December 31, 2011 there was one customer that represented 12% of total revenues.  At December 31, 2012, there were no customers that accounted for 10% or more of total accounts receivable.  At December 31, 2011, there was one customer that accounted for 10% of total accounts receivable.

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

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expenses.  Such amounts were not material for 2012 and 2011 and did not have a material impact on our financial position.

Advertising

Advertising costs are expensed when incurred.  Advertising costs for the years ended December 31, 2012 and 2011 were $242,000 and $173,000, respectively, and are included in sales and marketing costs.

Currency Translation

The accounts of the international subsidiaries and branch operations translate the assets and liabilities of international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as other comprehensive (loss) in the accompanying consolidated statements of stockholders’ equity. Transaction gains and losses are included in net (loss) income. General and administrative expenses include exchange losses of $53,000 and $48,000 for the years ended December 31, 2012 and 2011, respectively.

(Loss) Earnings Per Share

(Loss) earnings per share is computed on the basis of the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted (loss) earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic earnings (loss) per share, weighted average numbers of shares outstanding are used as the denominator.

The Company had net (loss) allocable to the common stockholders for the year ended December 31, 2012 and a net income allocable to common stockholders for the year ended December 31, 2011.  In addition, in 2012 and 2011, 100% of the outstanding convertible preferred stock, 826,000 shares, was eligible to be converted into common stock. For purposes of this calculation, if converted, it would have been assumed that they were converted into common stock and the related dividends were not paid.   However, all options outstanding at December 31, 2012 and 2011 to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation as the inclusion of these options would have been antidilutive.

Year Ended December 31,	2012	2011
Net (loss) income	$(238,000)	$673,000
Preferred Dividend	300,000	300,000

Net (loss) income available to common shareholders	538,000	373,000

Basic weighted average number of common shares outstanding	3,574,000	3,562,000
Basic (loss) earnings per common share	$(0.15)	$0.10
Effect of dilutive stock options	-	158,000
Diluted weighted average number of common shares outstanding	-	3,720,000
Diluted earnings (loss) per common share	$(0.15)	$0.10

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

Under the Company’s stock option plans, options awards generally vest over a four year period of continuous service and have a 10 year contractual term.   The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of the grant using the Black-Scholes option pricing formula using the following assumptions as of December 31, 2012 and 2011:

	For the year ended	For the year ended
	December 31, 2012	December 31, 2011
	Weighted Average	Weighted Average
Risk-free interest rate	0.84%	1.02%
Expected life (in years)	5.23	4.95
Volatility	104%	104%
Expected dividends	-	-
Annual forfeiture rate	17.56%	14.55%

The weighted-average fair value of options granted during the years ended December 31, 2012 and 2011 was estimated as $2.93 and $2.35, respectively.

Recently Adopted Accounting Guidance

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

3.           Receivables

Billed receivables represent billings for the Company’s products and services to end users and value added resellers. Unbilled receivables represent contractual amounts due within one year under software licenses that have been delivered or statements of work for professional services, for work performed but not yet invoiced.  Billed receivables are shown net of reserves for estimated uncollectible amounts.  Receivables net of allowance for doubtful accounts consist of the following:

	December 31,
	2012	2011
Billed receivables, net	$3,567,000	$5,568,000
Unbilled receivables	1,421,000	2,024,000

	$4,988,000	$7,592,000

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

On December 31, 2012 and 2011 the fair value for all of the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale debt securities by major security type and class of security at December 31, 2012 and 2011 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Aggregate fair value
At December 31, 2012
Available-for-sale:
Mutual Funds	$158,000	$2,000	$-	$160,000

	$158,000	$2,000	$-	$160,000
At December 31, 2011
Available-for-sale:
Mutual Funds	$631,000	$-	$(5,000)	$626,000
	$631,000	$-	$(5,000)	$626,000

The aggregate fair value of mutual funds as of December 31, 2012 was $160,000. These mutual funds contain investments that seek a high level of current income. The funds normally invest at least 80% of net assets, plus the amount of any borrowings for investment purposes, in floating or adjustable rate senior loans of any maturity or credit quality, including those rated below investment grade or determined by the fund's advisor to be of comparable quality.

5.           Property and Equipment

Property and equipment consist of:
		December 31,
	Useful Life	2012	2011
Computers and related equipment	3	$4,268,000	$4,177,000
Furniture and fixtures	10	602,000	569,000
Leasehold improvements	The lesser of lease term or 10	460,000	380,000
Software	3	1,040,000	1,014,000
Office equipment	3-7	807,000	793,000
		7,177,000	6,933,000
Less: Accumulated depreciation
and amortization		(6,697,000)	(6,426,000)
		$480,000	$507,000

Depreciation and amortization expense for the years ended December 31, 2012 and 2011was $271,000 and $204,000, respectively.  In 2012, the Company wrote-off $5,000 in property and equipment that were fully depreciated with no residual value.

6.           Capitalized Software Development Costs

Capitalized software development costs consist of:
	Remaining
	Weighted	December 31,
	Average Life	2012	2011
Capitalized software development costs	12.5 months	$18,329,000	$15,625,000
Less: Accumulated amortization		(13,908,000)	(12,561,000)

		$4,421,000	$3,064,000

The Company capitalized software development costs of $2,704,000 and $2,485,000 for the years ended December 31, 2012 and 2011, respectively.  Amortization of capitalized software development costs for the years ended December 31, 2012 and 2011 was $1,347,000 and $1,566,000, respectively, and is reflected in cost of software license fees in the financial statements. The Company amortizes software developments costs using the greater of the straight-line basis over the estimated useful lives of the product (two years) or the revenue forecast method.

7.           Intangible Asset

Customer lists (“intangible asset”) acquired as part of the FieldCentrix acquisition are amortized over their estimated annual life or over the period of its expected benefit, which is 10 years.  Amortization expense related to this intangible asset was $136,000 for each of the years ended December 31, 2012 and 2011.

			Accumulated Amortization		Net Carrying Value
Description	Weighted Avg. Life	Gross Cost	2012	2011	2012	2011
Customer Relationship List	10 years	$1,360,000	$992,000	$856,000	$368,000	$504,000

Estimated amortization expense for each of the next five years is as follows:

Amortization Expense
2013	$136,000
2014	$136,000
2015	$96,000

8.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of:

December 31,	2012	2011
Accounts payable	$615,000	$830,000
Accrued compensation and related benefits	1,704,000	1,813,000
Sales and payroll taxes payable	241,000	790,000
Income tax payable	11,000	244,000
Third party software costs payable	87,000	77,000
Deferred rent	237,000	308,000
Accrued professional services	10,000	56,000
Accrued legal fees	1,000	140,000
Other accrued liabilities	5,000	165,000
	$2,911,000	$4,423,000

9.           Income Taxes

The Company has identified its federal tax return and its state returns in Pennsylvania and California as “major” tax jurisdictions.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2007 through 2012, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on a tax authority audit and does not anticipate any adjustments that will result in a material change to its financial position.

In 2008, the Israel Taxing Authority “ITA” notified the Company that it intended to re-examine a 2002 transaction that it had previously approved. During the course of the examination, the ITA also reviewed the years 2003 through 2010.  In January 2012, a comprehensive settlement covering the tax years 2002 through 2010 was completed for a total settlement of $131,000.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the years ended December 31, 2012 and 2011, there were no interest or penalties related to the settlement of audits.

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

The (benefit) provision for income taxes is as follows:

Years ended December 31,	2012	2011
Current:
Federal	$(84,000)	$18,000
State	(22,000)	-
Foreign	(16,000)	202,000
	(122,000)	220,000

Deferred:
Federal	$33,000	$27,000
State	5,000	23,000
Foreign	-	-

	$(84,000)	$270,000

Pre-tax income for domestic locations for the years ended December 31, 2012 and 2011 was $2,191,000 and $ $1,829,000, respectively.  Foreign locations had pre-tax loss of $2,513,000 and  $920,000 in 2012 and 2011, respectively.

The approximate income tax effect of each type of temporary difference is as follows:

December 31,	2012	2011
Deferred tax assets:
Timing of revenue recognition	$187,000	$155,000
Accruals and reserves not currently deductible for tax	180,000	226,000
Benefit of net operating loss carryforward	11,116,000	12,181,000
Benefit of foreign net operating loss carryforward	3,108,000	2,529,000
Depreciation and amortization	246,000	271,000
Alternative minimum tax	361,000	361,000
Non-qualified stock options	236, 000	407,000
Other	24,000	23,000

Total deferred tax assets	15,458,000	16,153,000
Deferred tax liabilities:
Capitalized software development costs	(1,766,000)	(1,237,000)
Amortization of deductible goodwill	(282,000)	(244,000)
Israel deferred tax liability	(12,000)	-

Total deferred tax liabilities	(2,060,000)	(1,481,000)

Net deferred tax asset before valuation allowance	13,398,000	14,672,000
Valuation allowance	(13,692,000)	(14,916,000)

Net deferred tax liabilities	$(294,000)	$(244,000)

Realization of deferred tax assets is primarily dependent on future taxable income, the amount and timing of which is uncertain.  The valuation allowance is adjusted on a periodic basis to reflect management’s estimate of the realizable value of the net deferred tax assets.  Therefore, a valuation allowance has been recorded for the entire net deferred tax asset with the exception of $282,000 related to the deferred tax liability associated with indefinite-lived intangible assets and $12,000 related to the deferred tax liability on Israel’s books.  Because indefinite-lived intangible assets and goodwill are not amortized for book purposes, the related deferred tax liabilities will not reverse until some indeterminate future period when the assets become impaired, are disposed of, or begin to reverse if they are reclassified as an amortizing intangible asset.  The expected timing of future reversals of deferred tax liabilities are to be taken into account when evaluating the realizability of deferred tax assets.  Therefore, the Company believes the reversal of deferred tax liabilities related to indefinite-lived intangible assets and goodwill should not be considered a source of future taxable income when assessing the realization of the Company’s deferred tax assets and as a result a deferred expense has been recorded.

The Company had a tax holiday in Israel, which expired in 2011.  Taxable (loss) income for the Israeli subsidiary was ($161,000) and $87,000 for the years ended December 31, 2012 and 2011, respectively.  The Israeli subsidiary has a tax (benefit) and provision of ($16,000) and $202,000 as of December 31, 2012 and 2011, respectively. Prior to December 31, 2011 the Israeli subsidiary had a full valuation allowance to offset its deferred tax asset.

As of December 31, 2012, the Company had a net operating loss carryforward for United States federal income tax purposes of approximately $26,364,000.  Included in the aggregate net operating loss carryforward is $8,900,000 of tax deductions related  to equity transactions, the benefit of which will be credited to stockholders’ equity, if and when realized after the other tax deductions in the carryforwards have been realized. The net operating loss carryforwards expire between 2019 through 2029.

The Company does not provide for federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.  At December 31, 2012, the Company had not provided federal income taxes on cumulative earnings of individual international subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions.  Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.  As noted above, the Company has significant net operating loss carryforwards for U.S. federal income taxes purposes, which are available to offset the potential tax liability if the earnings were to be distributed.

The extent to which the loss carryforward can be used to offset future taxable income and tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period.

The effective tax rate differed from the statutory U.S. federal income tax rate as follows:

	Year ended December 31,
	2012	2011
U.S. Federal Statutory Rate	34.0%	34.0%
State Tax	3.4%	3.7%
Permanent differences	(10.2%)	1.0%
Foreign (benefit) tax	-	36.4%
Expiration of NOLs	(317.7%)	-
Difference between statutory and foreign rates	(96.2%)	-
Other	5.2%	(2.2%)
Valuation allowance	407.9%	(44.3%)

	26.4%	28.6%

10.           Commitments and Contingencies

Leases

The Company leases facilities and equipment under non-cancelable operating leases which include escalation clauses.  Rent expense for facility leases for the years ended December 31, 2012 and 2011 was $1,220,000 and $1,103,000, respectively.  Equipment and vehicle lease expense for the years ended December 31, 2012 and 2011 was $267,000 and $244,000, respectively.

Future minimum lease payments under the Company’s leases as of December 31, 2012 are as follows:

Operating Leases
2013	$1,373,000
2014	708,000
2015	426,000
2016	370,000
2017	7,000

Litigation

From time to time, the Company may be involved in certain legal actions and customer disputes arising in the ordinary course of business. In the Company’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial position or results of operations.

11.           Profit Sharing Plan/Savings Plan

The Company maintains a discretionary profit sharing plan, including a voluntary Section 401(k) feature, covering all qualified and eligible employees. Company contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  The Company may match 25% of eligible employees’ contributions to the 401(k) plan up to a maximum of 1.5% of each employee’s compensation. It was determined by the Board of Directors that there would be a match in 2012. The Company elected to match 25% of 1.5% of compensation for each eligible employee’s contributions to the 401 (k) plan in 2012 for a total match of $88,000. There was no match in 2011.

12.           Equity Plans

Share-Based Awards

Compensation costs in 2012 include compensation costs for all share-based payments granted to employees and directors based on the grant date fair value estimated.

As of December 31, 2012, the total unrecognized compensation cost related to non-vested options amounted to $406,000, which is expected to be recognized over the options’ remaining vesting periods of 2.70 years.  No income tax benefit was realized by the Company in the year ended December 31, 2012 as the Company maintains a full valuation allowance on its net deferred tax asset.

The Company has Stock Option Plans (the “Plans”) under which incentive and non-qualified stock options may be granted to its employees, officers, directors and others. Generally, incentive stock options are granted at fair value, become exercisable over a four-year period, and are subject to the employee’s continued employment. Non-qualified options are granted at exercise prices determined by the Board of Directors and vest over varying periods.  A summary of the status of the Company’s stock options as of December 31, 2012 and 2011 and changes during the years then ended are as follows:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
	Shares	Wtd. Avg. Exercise Price Per Share	Shares	Wtd. Avg. Exercise Price Per Share
Balance, December 31, 2010	615,000	$4.42	364,000	$5.35
Granted	125,000	3.12	-	-
Cancelled	(24,000)	3.79	-	-
Exercised	(12,000)	3.35	-	-
Expired	(6,000)	5.70	-	-

Balance, December 31, 2011	698,000	$4.22	425,000	$4.37
Granted	105,000	3.82	-	-
Cancelled	(53,000)	4.76	-	-
Exercised	(20,000)	3.31	-	-
Expired	(22,000)	4.33	-	-

Balance, December 31, 2012	708,000	$4.14	618,000	$4.23

During the third quarter of 2010, the 2006 Stock Option Plan was amended to authorize an additional 560,000 shares of Common Stock of the Company.  Including other existing plans, there are 433,000 shares available for granting future options as of December 31, 2012.  It is the Company’s policy to issue shares from authorized but unissued common stock when stock options are exercised.

The following table summarizes outstanding options that are vested and expected to vest under the Company’s stock option plans as of December 31, 2012:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding Options	708,000	$4.14	6.29	$33,000

Vested and Expected to Vest	618,000	$4.23	6.30	$30,000
Options Exercisable	463,000	$4.59	3.17	$17,000

The total fair value of shares vested for the years ended December 31, 2012 and 2011 was $228,000 and $223,000, respectively.

A summary of the status of the Company’s nonvested share options as of December 31, 2012 is presented below:

Non Vested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31, 2011	272,000	$2.23
Granted	105,000	2.93
Vested	(99,000)	2.28
Forfeited or expired	(32,000)	2.21
Nonvested at December 31, 2012	246,000	$2.51

The following table shows total share-based compensation expense included in the consolidated statement of operations:

Year Ended	December 31, 2012	December 31, 2011
Cost of services and maintenance	$32,000	$45,000
Product development	3,000	8,000
Sales and marketing	5,000	12,000
General and administrative	202,000	159,000
Pre-tax share-based compensation	242,000	224,000
Income tax benefit	-	-
Stock-based compensation expense, net	$242,000	$224,000

Convertible Preferred Stock

On September 24, 2008 the Company issued 826,000 shares of Series-A Convertible Preferred Stock (“Series A Preferred Stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, as and if declared by the Company’s Board of Directors, quarterly in arrears. The Company paid $300,000 in preferred stock dividends for the years ending December 31, 2012 and 2011.

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

Year ended December 31,	2012	2011
Revenues
Software license fees
United States
Domestic	$3,552,000	$2,837,000
Total United States software license revenue	3,552,000	2,837,000

Europe	429,000	912,000
Asia/Pacific	815,000	2,955,000
Total foreign software license fees	1,244,000	3,867,000
Total software license fees	4,796,000	6,704,000

Services and maintenance
United States
Domestic	12,363,000	10,752,000
Total United States services and maintenance revenue	12,363,000	10,752,000

Europe	3,267,000	4,268,000
Asia/Pacific	5,964,000	4,863,000
Total foreign services and maintenance revenue	9,231,000	9,131,000
Total services and maintenance revenue	21,594,000	19,883,000
Total revenue	$26,390,000	$26,587,000
Net (loss) income
United States	$2,578,000	$1,340,000
Europe	(1,099,000)	(126,000)
Asia/Pacific	(1,717,000)	(541,000)
Net (loss) income	$(238,000)	$673,000
Long lived assets
United States	$6,728,000	$5,608,000
Europe	186,000	50,000
Asia/Pacific	140,000	203,000
Total long-lived assets	$7,054,000	$5,861,000

Total assets
United States	$11,935,000	$12,561,000
Europe	1,243,000	1,807,000
Asia/Pacific	1,527,000	2,360,000
Total assets	$14,705,000	$16,728,000

14.           Selected Consolidated Quarterly Financial Data (Unaudited)

2012 Quarter Ended	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Revenues	$6,547,000	$5,278,000	$8,101,000	$6,464,000
Gross profit	3,037,000	1,508,000	4,132,000	2,139,000
Net income (loss)	657,000	(1,222,000)	960,000	(633,000)
Basic net income (loss) per share	$0.16	$(0.36)	$0.25	$(0.20)
Diluted net income (loss) per share	$0.15	$(0.36)	$0.22	$(0.20)
Shares used in computing basic net income (loss) per share (in thousands)	3,587	3,575	3,568	3,567
Shares used in computing diluted net income (loss) per share (in thousands)	4,414	3,575	4,411	3,567

2011 Quarter Ended	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Revenues	$6,939,000	$6,594,000	$6,095,000	$6,959,000
Gross profit	3,265,000	2,946,000	2,053,000	3,506,000
Net income (loss)	555,000	249,000	(759,000)	633,000
Basic net income (loss) per share	$0.13	$0.05	$(0.24)	$0.16
Diluted net income (loss) per share	$0.12	$0.04	$(0.24)	$0.13
Shares used in computing basic net income (loss) per share (in thousands)	3,567	3,567	3,560	3,555
Shares used in computing diluted net income (loss) per share (in thousands)	4,422	4,402	3,560	4,447

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures that are designed to reasonably assure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commision. Based on this evaluation, our management concluded that our system of internal controls over financial reporting was effective as of December 31, 2012.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as the rules of the Securities and Exchange Commission applicable to the Company do not require such an attestation report and permit us to provide only management’s report in this Form 10-K.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                      Other Information.

None

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its 2013 Annual Meeting of Stockholders proposed to be held on June 13, 2013, and the information therein is incorporated herein by reference.

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

PART IV

Item 15.                      Exhibits and Financial Statement Schedules.

(a)(1)(A)	Consolidated Financial Statements.

i)	Consolidated Balance Sheets at December 31, 2012 and 2011.
ii)	Consolidated Statements of Operations for the years ended December 31, 2012 and 2011.
iii)	Consolidated Statement of Comprehensive (Loss) Income for the years ended December 31, 2012 and 2011.
iv)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011.
v)	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011.
vi)	Notes to the Consolidated Financial Statements.

(a)(1)(B)	Report of Independent Registered Public Accounting Firm.

(a)(2)	Schedules.

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

10.12#	Amended and Restated 2006 Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2010).
10.13#	Form of Incentive Stock Option under Amended and Restated 2006 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed June 16, 2010).
10.14#	Form of Non-Qualified Stock Options under Amended and Restated 2006 Stock Option Plan Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed June 16, 2010).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Grant Thornton, LLP.
24.1*	Powers of Attorney (See the Signature Page).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 –Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 –Chief Executive Officer.
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

* Filed herewith.
# Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTEA INTERNATIONAL INC. By: /s/Zack Bergreen Zack Bergreen Chief Executive Officer

March 27, 2013

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Zack Bergreen and Rick Etskovitz, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Zack Bergreen	Chief Executive Officer	March 27, 2013
Zack Bergreen	(Principal Executive Officer)

/s/Rick Etskovitz	Chief Financial Officer	March 27, 2013
Rick Etskovitz	(Principal Financial Officer and
Principal Accounting Officer)

/s/Zack Bergreen	Chairman of the Board of Directors	March 27, 2013
Zack Bergreen

/s/Adrian Peters	Director	March 27, 2013
Adrian Peters

/s/Eric Siegel	Director	March 27, 2013
Eric Siegel

/s/John Tobin	Director	March 27, 2013
John Tobin

EXHIBIT INDEX

No.	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton, LLP

24.1	Powers of Attorney (See the Signature Page)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase