Form 10-Q
period 2013-03-31
ASTEA INTERNATIONAL INC
filed 2013-05-10
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          March 31, 2013
or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from      _________        to       ________

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
Yes           No   X

As of May 3, 2013, 3,587,299 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013 (Unaudited)	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,245,000	$2,015,000
Investments available for sale	164,000	160,000
Receivables, net of allowance of $138,000 (unaudited) and $138,000	3,507,000	4,988,000
Prepaid expenses and other	710,000	488,000
Total current assets	5,626,000	7,651,000

Property and equipment, net	440,000	480,000
Intangibles, net	334,000	368,000
Capitalized software, net	5,025,000	4,421,000
Goodwill	1,538,000	1,538,000
Restricted cash	115,000	119,000
Other assets	122,000	128,000
	$13,200,000	$14,705,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,907,000	$2,911,000
Deferred revenues	5,970,000	6,351,000
Total current liabilities	8,877,000	9,262,000

Long-term liabilities:
Deferred tax liability	304,000	294,000
Commitment and contingencies

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value, shares authorized 5,000,000; issued and outstanding 826,000	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,629,000; outstanding 3,587,000	36,000	36,000
Additional paid-in-capital	31,008,000	31,056,000
Accumulated deficit, including accumulated comprehensive loss of of $1,082,000 and $319,000	(26,825,000)	(25,743,000)
Less: treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	4,019,000	5,149,000
Total liabilities and stockholders’ equity	$13,200,000	$14,705,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months
	Ended March 31,
	2013	2012

Revenues:
Software license fees	$474,000	$193,000
Services and maintenance	4,189,000	6,271,000
Total revenues	4,663,000	6,464,000
Costs of revenues:
Cost of software license fees	374,000	392,000
Cost of services and maintenance	3,009,000	3,933,000
Total cost of revenues	3,383,000	4,325,000
Gross Profit	1,280,000	2,139,000
Operating Expenses:
Product development	271,000	571,000
Sales and marketing	1,078,000	1,102,000
General and administrative	934,000	1,086,000
Total operating expenses	2,283,000	2,759,000

Loss from operations	(1,003,000)	(620,000)
Interest income	2,000	5,000
Loss before income taxes	(1,001,000)	(615,000)
Income tax expense	18,000	18,000
Net loss	(1,019,000)	(633,000)
Preferred dividend	75,000	75,000
Net loss available to common stockholders	$(1,094,000)	$(708,000)

Net loss	$(1,019,000)	$(633,000)

Basic and diluted loss per share available to common stockholders	$(0.31)	$(0.20)

Weighted average shares outstanding used in computing basic and diluted loss per common share	3,586,000	3,567,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net loss	$(1,019,000)	$(633,000)

Other comprehensive loss:
Foreign currency translation adjustment	(65,000)	31,000
Change in unrealized gain on available for sale investments	2,000	7,000

Comprehensive loss	$(1,082,000)	$(595,000)

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three	Year
	Months Ended	Ended
	March 31,	December 31,
	2013 (Unaudited)	2012

Convertible redeemable preferred stock
Balance, beginning and end of period	$8,000	$8,000

Common stock
Balance, beginning and end of period	36,000	36,000

Additional paid-in capital
Balance, beginning of period	31,056,000	31,048,000
Exercise of stock options	-	66,000
Dividends paid	(75,000)	(300,000)
Stock based compensation	27,000	242,000

Balance, end of period	31,008,000	31,056,000

Accumulated deficit
Balance, beginning of period	(25,743,000)	(25,424,000)
Comprehensive loss	(1,082,000)	(319,000)

Balance, end of period	(26,825,000)	(25,743,000)

Treasury stock, at cost
Balance, beginning and end of period	(208,000)	(208,000)

Total stockholders’ equity	$4,019,000	$5,149,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,019,000)	$(633,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	423,000	448,000
Stock-based compensation	27,000	55,000
Deferred income tax	9,000	10,000
Changes in operating assets and liabilities:
Receivables	88,000	1,071,000
Prepaid expenses and other	(19,000)	80,000
Accounts payable and accrued expenses	158,000	(557,000)
Deferred revenues	545,000	(684,000)
Other assets	6,000	13,000
Net cash provided by (used in) operating activities	218,000	(197,000)
Cash flows from investing activities:
Sale of short term investments	-	306,000
Purchases of short term investments	(2,000)	-
Purchases of property and equipment	-	(148,000)
Capitalized software development costs	(954,000)	(537,000)
Increase in restricted cash	5,000	(71,000)
Net cash used in investing activities	(951,000)	(450,000)

Cash flows from financing activities:
Dividend payments on preferred stock	(75,000)	(75,000)
Net cash used in financing activities	(75,000)	(75,000)
Effect of exchange rate changes on cash	38,000	18,000
Net decrease in cash and cash equivalents	(770,000)	(704,000)
Cash and cash equivalents, beginning of period	2,015,000	2,146,000
Cash and cash equivalents, end of period	$1,245,000	$1,442,000

See accompanying notes to the consolidated financial statements.

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.        BASIS OF PRESENTATION

The consolidated financial statements at March 31, 2013 for the three month periods ended March 31, 2013 and  2012 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest annual report (Form 10-K) and our Form 10-Q’s for the quarters ended March 31, 2012, June 30, 2012, and September 30, 2012. The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2013.

At March 31, 2013, the Company had a working capital ratio of .63:1, with cash and investments available for sale of $1,409,000.  The Company believes that it has adequate cash resources to make the investments necessary to sustain its continuing operations for the next twelve months.  The Company has projected revenues for 2013 that will generate enough funds to sustain its continuing operations.  In addition, the Company has continued with a number of cost containment programs which are expected to monitor the cost of operating the business. The Company expects its cash from operations to fund all of its financing needs for the upcoming year.  However, if actual results trail expectations, the Company has plans in place to reduce operating expenditures appropriately in order to continue to fund all required expenditures.  The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.  The Company does not plan any significant capital expenditures in 2013 other than to replace its existing capital equipment as it becomes obsolete.  In addition, it does not anticipate that its operations or financial condition will be affected materially by inflation.

2.        RECENTY ADOPTED ACCOUNTING GUIDANCE

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (AOCI). This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance was effective for us beginning January 1, 2013. Other than requiring additional disclosures, this did not have material impacts on our financial statements.

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

On March 31, 2013 and December 31, 2012 the fair value for all of the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by major security type and class of security at March 31, 2013 and December 31, 2012 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Aggregate fair value
At March 31, 2013
Available-for-sale:
Mutual Funds	$159,000	$5,000	$—	$164,000
At December 31, 2012
Available-for-sale:
Mutual Funds	$158,000	$2,000	$—	$160,000

The aggregate fair value of mutual funds as of March 31, 2013 was $164,000. As of March 31, 2013 there were no mutual funds that had unrealized losses.  The mutual funds contain investments that seek a high level of current income. The funds normally invest at least 80% of net assets, plus the amount of any borrowings for investment purposes, in floating or adjustable rate senior loans of any maturity or credit quality, including those rated below investment grade or determined by the fund's advisor to be of comparable quality.

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the first three months of 2013, there was no interest or penalties related to the settlement of any audits.

At March 31, 2013, the Company maintained a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of future taxable income.

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

As of March 31, 2013, the total unrecognized compensation cost related to non-vested options amounted to $357,000, which is expected to be recognized over the options’ average remaining vesting period of 2.68 years.  No income tax benefit was realized by the Company in the three months ended March 31, 2013.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model.

There were 55,000 and 40,000 options granted during the first three months of 2013 and 2012, respectively.

Activity under the Company’s stock option plans for the three months ended March 31, 2013 is as follows:

	OPTIONS OUTSTANDING
	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2012	708,000	$4.14
Granted	55,000	2.73
Canceled	(56,000)	4.88
Balance, March 31, 2013	707,000	$3.97

The following table summarizes outstanding options under the Company’s stock option plans as of March 31, 2013.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	707,000	$3.97	6.23	$271,000

Ending Vested and Exercisable	447,000	$4.56	4.78	$97,000

Options Expected to Vest	606,000	$4.08	6.19	$215,000

8.       LOSS PER SHARE

Loss per share is computed on the basis of the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted loss per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic loss per share, weighted average numbers of shares outstanding are used as the denominator.

The Company had net loss allocable to common stockholders for the three months ended March 31, 2013 and 2012.   Loss per share is computed as follows:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss available to common shareholders	$(1,094,000)	$(708,000)
Denominator:
Weighted average shares used to compute net loss available to common shareholders per common share basic and dilutive	3,586,000	3,567,000
Basic and dilutive net loss per share to common shareholder	$(0.31)	(0.20)

All options outstanding to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation for the three months ended March 31, 2013 and 2012, as the inclusion of these options would have been antidilutive.

9.       MAJOR CUSTOMERS

For the three months ended March 31, 2013 and 2012, no customers accounted for 10% or more of total revenues. At March 31, 2013 and December 31, 2012, there were no customers that accounted for 10% or more of total accounts receivable.

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

	Three Months Ended March 31,
	2013	2012
Revenues
Software license fees
United States	$363,000	$126,000

Total United States software license fees	363,000	126,000

Europe	101,000	67,000
Asia Pacific	10,000	-

Total foreign software license fees	111,000	67,000

Total software license fees	474,000	193,000

Services and maintenance
United States	2,792,000	3,338,000

Total United States services and maintenance revenue	2,792,000	3,338,000

Europe	521,000	975,000
Asia Pacific	876,000	1,958,000

Total foreign service and maintenance revenue	1,397,000	2,933,000

Total services and maintenance revenue	4,189,000	6,271,000

Total revenue	$4,663,000	$6,464,000

Net (loss) income
United States	$(292,000)	$81,000
Europe	(378,000)	(294,000)
Asia Pacific	(349,000)	(420,000)

Net loss	$(1,019,000)	$(633,000)

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This document contains various forward-looking statements and information that are based on management's beliefs, assumptions made by management and information currently available to management.  Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected.   Certain of these, as well as other risks and uncertainties are described in more detail herein and in Astea International Inc.’s (“Astea or the Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

The Company’s sales and marketing efforts are primarily focused on new software licensing and support services for its latest generation of Astea Alliance, ServiceVision, and FieldCentrix products.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in its Summary of Accounting Policies, Note 2, in the Company’s 2012 Annual Report on Form 10-K.  The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Revenue Recognition

Astea’s revenue is principally recognized from three sources: (i) licensing arrangements, (ii) subscription services and (iii) services and maintenance.

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

In subscription based arrangements, even though customers use the software element, they generally do not have a contractual right to take possession of the software at any time during the hosting period without significant penalty to either run the software on its own hardware or contract with an unrelated third party to host the software. Accordingly, these software as a service (SaaS) arrangements, including the software license fees within the arrangements, are accounted for as subscription services provided all other revenue recognition criteria have been met.  The revenue is recognized on a straight-line basis over the lifetime of the contract. A SaaS contract is generally 1 to 3 years. In accordance with generally accepted accounting principles, the Company may not recognize any SaaS revenue before the services goes live, to ensure that the revenue will match the use of services. The implementation period can be anywhere between 2 and 6 months.

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

For the three months ended March 31, 2013 and 2012, the Company recognized $4,663,000 and $6,464,000, respectively, of revenue related to software license fees and services and maintenance. In addition, included in service revenue in the first three months of 2013 is subscription service revenue, of which the Company recognized $25,000.

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

Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues (current and future revenues) or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances had occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of March 31, 2013, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

We believe that our estimate of our capitalized software costs and the period for their amortization is critical because of the significance of our balance of capitalized software costs relative to our total assets. Potential impairment is determined by comparing the balance of unamortized capitalized software costs to the sales revenue projected for a capitalized software product. If efforts to sell that software product are terminated, or if the projected sales revenue from that software product drops below a level that is less than the unamortized balance, then impairment would be recognized.

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

During the fourth quarter of 2012, the Company completed the qualitative goodwill impairment test, which involved assessing financial factors, including the Company's market capitalization and the business unit’s profitability and deviations from projected results.  In addition, the Company evaluated other business factors, including analysis of macroeconomic conditions, the current business environment, changes in the operations of the business unit and the results of the 2010 quantitative goodwill impairment test.

Based on the results of this qualitative assessment, the Company determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount and, as a result, a quantitative analysis is not needed. The Company determined there was no triggering event at March 31, 2013 which would require an impairment analysis.

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

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expenses.  Such amounts were not material for the first three months of 2013 and 2012 and did not have a material impact on our financial position.

Currency Translation

The accounts of the international subsidiaries and branch operations translate the assets and liabilities of international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as other comprehensive loss in the accompanying consolidated statements of stockholders’ equity. Transaction gains and losses are included in net loss. General and administrative expenses include transaction gains (losses) of $3,000 and ($10,000) for the three months ended March 31, 2013 and 2012, respectively.

Comprehensive Loss

Comprehensive loss consists of loss, unrealized gains on investments available for sale and foreign currency translation adjustments. The effects are presented in the accompanying Consolidated Statements of Comprehensive Loss.

Convertible Redeemable Preferred Stock

On September 24, 2008 the Company issued 826,000 shares of Series-A Convertible Preferred Stock (“Series A Preferred Stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, as and if declared by the Company’s Board of Directors, quarterly in arrears. The Company paid $75,000 and $300,000 in preferred stock dividends for the period ending March 31, 2013 and December 31, 2012, respectively.

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

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

Revenues

Revenues decreased $1,801,000 or 28%, to $4,663,000 for the three months ended March 31, 2013 from $6,464,000 for the three months ended March 31, 2012.  Software license fee revenues increased $281,000, or 146%, from the same period last year.  Services and maintenance revenue for the three months ended March 31, 2013 decreased $2,082,000 or 33% from the same quarter in 2012.

Software license fee revenues increased 146% to $474,000 in the first quarter of 2013 from $193,000 in the first quarter of 2012.  Astea Alliance license revenues increased $279,000 or 171%, to $442,000 in the first quarter of 2013 from $163,000 in the first quarter of 2012. The increase resulted from an increase in new customer license sales and add- on licenses from additional customers in both Europe and the U.S. compared to the same quarter in 2012. In the first quarter of 2013, there has been a lengthening of the sales cycle related to anticipated license sales, however the Company still has a strong pipeline of new opportunities. FieldCentrix license fee revenue increased $2,000 or 7% in the first quarter of 2013 compared to $30,000 in the first quarter of 2012.

Services and maintenance revenues decreased by 33% to $4,189,000 in the first quarter of 2013 from $6,271,000.  Astea Alliance service and maintenance revenues decreased by $2,102,000 or 39% compared to the first quarter of 2012.  The decrease resulted from a decrease in the number of ongoing projects as a result of the lack of new license deals as well as reduced service rates on certain projects.  Service and maintenance revenues generated by FieldCentrix decreased slightly by $4,000 or less than 1% to $901,000 in 2013 compared to $905,000 during the same period in 2012 due to continued upgrades and special projects from existing customers. Subscription service revenue in the first quarter of 2013 was $25,000. Even though the Company signed several new Software as a Service (SaaS) customers, the revenue cannot be recognized until the customers go-live. The implementation period is expected to be anywhere between 2 and 6 months. Once the customer goes live on the SaaS solution the revenue will then be recognized ratably over the remaining contractual period.

Costs of Revenues

Cost of software license fees decreased 5% to $374,000 in the first quarter of 2013 from $392,000 in the first quarter of 2012.  Included in the cost of software license fees are the fixed costs of capitalized software amortization, amortization of software acquired from FieldCentrix and the cost of all third party software embedded in the Company’s software licenses sold to customers.  The principal cause of the decrease in cost of revenues is lower third party costs in 2013 for software embedded in the Company’s software compared to the same period in 2012 resulting from lower license fee revenue in the first quarter of 2013.  Amortization of capitalized software development costs was $350,000 for the quarter ended March 31, 2013 compared to $347,000 for the same quarter in 2011. This slight increase resulted from the amortization of newer versions of capitalized software development costs that were released in 2012. The gross margin percentage on software license sales was 21% in the first quarter of 2013 compared to (119%) in the first quarter of 2012.  The improvement in the license margin resulted primarily from the increase in license revenues in 2013.

Cost of services and maintenance decreased 23% to $3,009,000 in the first quarter of 2013 from $3,933,000 in the first quarter of 2012. The decrease in cost of service and maintenance is attributed primarily to decreases in headcount in all regions and travel expenses. In addition, due to the lack of new license deals in all regions, service revenues decreased $1,934,000 compared to the same quarter in 2012. As the Company is shifting to more of a Cloud solution in 2013, this trend may continue throughout 2013.  The services and maintenance gross margin percentage was 28% in the first quarter of 2013 compared to 37% in the first quarter of 2012.  The decrease in services and maintenance gross margin was primarily due to the decrease in service revenues.

Gross Profit

Gross profit decreased 40% to $1,280,000 in the first quarter of 2013 from $2,139,000 in the first quarter of 2012. As a percentage of revenue, gross profit in the first quarter of 2013 was 27% compared to 33% in the first quarter of 2012. The quarter-over-quarter decrease in gross profit was largely driven by a decrease in service revenue of $1,934,000 partially offset by a decrease in services and maintenance costs.

Operating Expenses

Product Development

Product development expense decreased 53% to $271,000 in the first quarter of 2013 from $571,000 in the first quarter of 2012. The decrease was mainly attributable to an increase in development costs which were capitalized in the first quarter of 2013 compared to the same quarter in 2012. In the first quarter of 2013, the Company continued with its current development projects focusing on completing Version 11 of its Alliance software. Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Development costs of $954,000 were capitalized in the first quarter of 2013 compared to $537,000 during the same period in 2012.  Gross product development expense was $1,225,000 in the quarter ended March 31, 2013 compared to $1,108,000 during the same quarter in 2012. The increase is the result of focusing attention on completing the most recent version of Astea Alliance as well as a strengthing of the Israeli Shekel, the functioning currency in our principal development center in Israel.  Product development expense as a percentage of revenues decreased to 6% for the quarter ended March 31, 2013 compared to 9% for the quarter ended March 31, 2012.

Sales and Marketing

Sales and marketing expense decreased 2% to $1,078,000 in the first quarter of 2013 from $1,102,000 in the first quarter of 2012. The decrease in sales and marketing expense is attributable to a decrease in selling costs offset by a slight increase in marketing costs. The Company continues to focus on expanding its market presence through intensified marketing efforts to increase awareness of the Company’s products, including its newest product, ServiceVision.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expense was 23% in the quarter ended March 31, 2013 compared to 17% in the same period of 2012, due to the decrease in revenue while the expenses remained relatively flat.

General and Administrative

General and administrative expenses decreased 14% to $934,000 during the first quarter of 2013 from $1,086,000 in the first quarter of 2012. The decrease is primarily due to no management bonus being accrued for in the first quarter of 2013.   As a percentage of revenue, general and administrative expenses increased to 20% in the first quarter of 2013 from 17% in the first quarter of 2012.

Interest Income

Interest income decreased $3,000 in the first quarter of 2013 compared to $5,000 in the first quarter of 2012. The decrease resulted primarily from a decrease in investments.   As of March 31, 2013 and 2012, the Company’s investments consisted of mutual funds.

Income Tax Expense

The Company recorded a provision for income tax of $18,000 during the first quarter of 2013 and 2012. The Company no longer has a tax holiday in Israel. As a result, our Israeli subsidiary now accrues income tax liabilities to the Israel Taxing Authority.

International Operations

The Company’s international operations contributed revenues of $1,508,000 in the first quarter of 2013, which is a 50% decrease compared to revenues generated during the first quarter of 2012.  The Company’s revenues from international operations amounted to 32% of the total Company revenue for the first quarter in 2013, compared to 46% of total revenues for the same quarter in 2012.  The decrease in international revenues compared to the same period in 2012 is primarily due to decreases in service revenues in all our foreign locations.

Net Loss

Net loss for the three months ended March 31, 2013 was ($1,019,000) compared to a net loss of ($633,000) for the three months ended March 31, 2012.  The loss is primarily the result of a 33% decrease in service and maintenance revenue due to lack of service revenue in our foreign locations.

Liquidity and Capital Resources

    Operating Activities

The Company generated $218,000 of cash from operating activities in the first three months of 2013 compared to using $197,000 in cash for operating activities for the three months ended March 31, 2012. The increase in operating cash of $415,000 was due to an increase in deferred revenue of $1,229,000 and an increase in accounts payable and accrued expenses of $715,000 partially offset by a decrease in accounts receivable of $983,000, an increase in net loss of $386,000 an increase in prepaids of $99,000 and a decrease in other assets of $7,000.

In addition, there was a decrease of $54,000 related to certain non-cash activities.

    Investing Activities

The Company used $951,000 for investing activities in the first three months of 2013 compared to $450,000 used in the first three months of 2012. The increase in cash used for investing activities is principally attributable to an increase of $417,000 in capitalized software development costs, a decrease in the sale of short term investments of $306,000 offset by a decrease in capital expenditures of $148,000, and an increase in long term restricted cash of $76,000 compared to the first three months of 2012.

   Financing Activities

The Company used $75,000 for financing activities in the first three months of 2013 and 2012. The only financing expenditures were payments of preferred stock dividends of $75,000 in both 2013 and 2012.

The cash effect of exchange rates on the U.S. dollar related to most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, provided an inflow of $38,000 in 2013 compared to an inflow of $18,000 in 2012.

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

Variability of Quarterly Results and Potential Risks Inherent in the Business

The Company’s operations are subject to a number of risks, which are described in more detail in the Company’s prior SEC filings, including in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Risks which are peculiar to the Company on a quarterly basis, and which may vary from quarter to quarter, include but are not limited to the following:

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

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 2013, the Company’s investments consisted of mutual funds.  The Company does not expect any material loss with respect to its investment portfolio.  In addition, the Company does not believe that a 10% change in interest rates would have a significant effect on its interest income.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency. For the three months ended March 31, 2013, approximately 32% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4.            CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.         RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect the Company’s business, financial condition or future results. The risks described in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 are not the only risks facing the Company. Additional  risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

ASTEA INTERNATIONAL INC.

Date: May 10, 2013	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013	/s/Rick Etskovitz
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