Form 10-K/A
period 2012-12-31
ASTEA INTERNATIONAL INC
filed 2013-06-07
CIK 945989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K/A
(Amendment No. 1)
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

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 if the Exchange Act.)Yes ☐    No ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 29, 2012 (based on the closing price of $3.37 as reported by the Capital Market of The NASDAQ Stock Market LLC as of such date) was $7,413,750.  For purposes of determining this amount only, the registrant has defined affiliates of the registrant to include the executive officers and directors of registrant and holders of more than 10% of the registrant’s common stock on June 29, 2012.

As of March 20, 2013, 3,587,299 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Explanatory Note

Astea International Inc. (the “Company”) is filing this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 27, 2013 (the “Original Form 10-K”) to amend Item 12 to include revised information regarding Security Ownership of Certain Beneficial Owners and Management.

The section regarding Security Ownership of Certain Beneficial Owners and Management of the Company’s definitive proxy statement filed with the Securities and Exchange Commission (the “SEC”) on April 26, 2013, and incorporated by reference into Item 12 of the Original Form 10-K, did not include 217,534 shares of the Company’s common stock held by trusts (the “Trust Shares”) of which Rick Etskovitz, the Company’s Chief Financial Officer, is the trustee.  As trustee, Mr. Etskovitz has investment and voting power over the Trust Shares and therefore is deemed to be a beneficial owner of the Trust Shares under rules and regulations of the SEC.

Part III, Item 12 of the Original Form 10-K is amended to include revised Security Ownership of Certain Beneficial Owners and Management information reflecting Mr. Etskovitz’s beneficial ownership of the Trust Shares.  In addition, the aggregate market value of the voting stock held by non-affiliates of the Company as of June 29, 2012 has been reduced by $733,090 to reflect the Trust Shares being beneficially owned by Mr. Etskovitz.  The remainder of the Original Form 10-K remains unchanged.

PART III

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of April 15, 2013: (i) the name of each person who, to our knowledge, is the beneficial owner of more than 5% of the shares of our common stock (Common Stock) outstanding at such date; (ii) the name of each of our directors; and (iii) the name of each of our Named Executive Officers. The following table also sets forth as of April 15, 2013 the number of shares of Common Stock owned by each of such persons and the percentage of the outstanding shares represented thereby, and also sets forth such information for our directors, nominees and executive officers as a group:

Name of Beneficial Owner and Management	Amount of Ownership (1)	Percent of Class (2)
Zack Bergreen (3)	2,070,068	44.0%
Adrian A. Peters (4)	14,750	0.3%
Keith D. Schneck	0	0.0%
Eric S. Siegel (5)	17,000	0.4%
John Tobin (6)	109,767	2.3%
Rick Etskovitz (7)	315,284	8.6%
KVO Capital Management, LLC (8)	400,658	11.2%
Kinetic Catalyst Partners LLC (9)	249,482	7.0%
All current directors, nominees and executive officers as a group (6 persons) (1)-(7)	2,526,869	53.6%

+
Except as otherwise indicated, the address of each person named in the table is c/o Astea International Inc., 240 Gibraltar Road, Horsham, Pennsylvania 19044. Information regarding beneficial owners other than our officers and directors are based on, and limited to, the information each has provided in its respective Schedule 13D and Schedule 13G filings with the SEC.

(1)
Except as noted in the footnotes to this table, each person or entity named in the table has sole voting and investment power with respect to all shares of Common Stock owned, based upon information provided to us by directors, officers and principal stockholders. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares of Common Stock subject to options currently exercisable or exercisable within 60 days after the Record Date April 15, 2013.

(2)
Applicable percentage of ownership as of April 15, 2013 is based upon 3,587,299 shares of Common Stock outstanding as of that date. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Presently exercisable stock options and preferred stock convertible into Common Stock are deemed outstanding for computing the percentage of ownership of the person holding such options and/or convertible preferred stock, but are not deemed outstanding for computing the percentage of any other person.

(3)
Includes 1,103,019 shares of Common Stock held by trusts of which Mr. Bergreen and his wife are the only trustees, 55,803 shares of Common Stock held by a family limited partnership of which Mr. Bergreen is the sole general partner and 826,446 shares of convertible preferred stock which are convertible at the Record Date of April 15, 2013 into 826,446 shares of Common Stock.

(4)	Represents options to purchase 14,750 shares, all of which are currently exercisable.

(5)	Represents options to purchase 17,000 shares, all of which are currently exercisable.

(6)	Represents 21,017 shares of Common Stock and also options to purchase 88,750 shares, all of which are exercisable.

(7)
Includes 217,534 shares of Common Stock held by trusts for the benefit of certain members of the family of Mr. Bergreen of which Mr. Etskovitz is the trustee with investment and voting power over the shares, 4,000 shares of Common Stock and options to purchase 93,750 shares, all of which are exercisable.

(8)
KVO Capital Management, LLC, includes the ownership of Astea stock by Kernan V. Oberting, Managing Member of KVO Capital Management, LLC. The principal address of KVO Capital Management, LLC is 33 S. Main Street, Suite 3, Hanover, NH 03755.

(9)
Kinetic Catalyst Partners LLC is a Delaware limited liability company. Robert B. Ashton is the Portfolio Manager of Kinetic Catalyst Partners LLC. The principal address of Kinetic Catalyst Partners LLC is 6 Occom Ridge, Hanover, NH 03755.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules.

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

10.12#	Amended and Restated 2006 Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2010).

10.13#	Form of Incentive Stock Option under Amended and Restated 2006 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed June 16, 2010).
10.14#	Form of Non-Qualified Stock Options under Amended and Restated 2006 Stock Option Plan Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed June 16, 2010).
21.1†	Subsidiaries of the Registrant.
23.1†	Consent of Grant Thornton, LLP.
24.1†	Powers of Attorney (See the Signature Page).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 –Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 –Chief Executive Officer.
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

* Filed herewith.
† Previously filed.
# Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTEA INTERNATIONAL INC.

By: /s/Zack Bergreen
Zack Bergreen
Chief Executive Officer

June 7, 2013