Form 10-Q
period 2013-06-30
ASTEA INTERNATIONAL INC
filed 2013-08-15
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          June 30, 2013
or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from      ___________________    to   __________________

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
Yes           No   X

As of August  8, 2013, 3,587,299 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013 (Unaudited)	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,339,000	$2,015,000
Investments available for sale	164,000	160,000
Receivables, net of allowance of $138,000 (unaudited) and $138,000, respectively	3,658,000	4,988,000
Prepaid expenses and other	492,000	488,000
Total current assets	5,653,000	7,651,000

Property and equipment, net	393,000	480,000
Intangibles, net	300,000	368,000
Capitalized software, net	5,528,000	4,421,000
Goodwill	1,538,000	1,538,000
Restricted cash	114,000	119,000
Other assets	147,000	128,000
Total assets	$13,673,000	$14,705,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,103,000	$2,911,000
Deferred revenues	5,575,000	6,351,000
Total current liabilities	8,678,000	9,262,000

Long-term liabilities:
Line of credit from director/ officer	1,600,000	-
Deferred tax liability	319,000	294,000
Total long-term liabilities	1,919,000	294,000
Commitment and contingencies

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value, shares authorized 5,000,000; issued and outstanding 826,000	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,629,000; outstanding 3,591,000	36,000	36,000
Additional paid-in-capital	30,982,000	31,056,000
Accumulated deficit, including accumulated comprehensive loss of $1,999,000 and $319,000	(27,742,000)	(25,743,000)
Less: treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	3,076,000	5,149,000
Total liabilities and stockholders’ equity	$13,673,000	$14,705,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Revenues:
Software license fees	$898,000	$2,384,000	$1,372,000	$2,577,000
Services and maintenance	4,397,000	5,717,000	8,586,000	11,988,000
Total revenues	5,295,000	8,101,000	9,958,000	14,565,000
Costs of revenues:
Cost of software license fees	379,000	377,000	753,000	769,000
Cost of services and maintenance	3,281,000	3,592,000	6,290,000	7,525,000
Total cost of revenues	3,660,000	3,969,222	7,043,000	8,294,000
Gross profit	1,635,000	4,132,000	2,915,000	6,271,000
Operating Expenses:
Product development	329,000	687,000	600,000	1,258,000
Sales and marketing	1,154,000	1,424,000	2,232,000	2,527,000
General and administrative	892,000	1,046,000	1,826,000	2,132,000
Restructuring	182,000	-	182,000	-
Total operating expenses	2,557,000	3,157,000	4,840,000	5,917,000

(Loss) income from operations	(922,000)	975,000	(1,925,000)	354,000
Net interest (expense) income	(5,000)	4,000	(3,000)	9,000
(Loss) income before income taxes	(927,000)	979,000	(1,928,000)	363,000
Income tax expense	27,000	19,000	45,000	36,000
Net (loss) income	(954,000)	960,000	(1,973,000)	327,000
Preferred dividend	75,000	75,000	150,000	150,000
Net (loss) income available to common stockholders	$(1,029,000)	$885,000	$(2,123,000)	$177,000

Net (loss) income	$(954,000)	$960,000	$(1,973,000)	$327,000

Basic (loss) earnings per share available to common stockholders	$(0.29)	$0.25	$(0.59)	$0.05
Diluted (loss) earnings per share available to common stockholders	$(0.29)	$0.22	$(0.59)	$0.05

Weighted average shares outstanding used in computing basic (loss) earnings per common share	3,591,000	3,568,000	3,591,000	3,568,000
Weighted average shares outstanding used in computing diluted (loss) earnings per common share	3,591,000	4,411,000	3,591,000	3,568,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net (loss) income	$(954,000)	$960,000	$(1,973,000)	$327,000
Other comprehensive (loss) income:
Foreign currency translation adjustment	39,000	(89,000)	(27,000)	(57,000)
Change in unrealized (loss) gain on available for sale investments	(1,000)	(1,000)	1,000	6,000
Comprehensive (loss) income	$(916,000)	$870,000	$(1,999,000)	$276,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Six	Year
	Months Ended	Ended
	June 30, 2013	December 31,
	(Unaudited)	2012

Convertible redeemable preferred stock
Balance, beginning and end of period	$8,000	$8,000

Common stock
Balance, beginning and end of period	36,000	36,000

Additional paid-in capital
Balance, beginning of period	31,056,000	31,048,000
Exercise of stock options	-	66,000
Dividends paid	(150,000)	(300,000)
Stock based compensation	76,000	242,000

Balance, end of period	30,982,000	31,056,000

Accumulated deficit
Balance, beginning of period	(25,743,000)	(25,424,000)
Comprehensive loss	(1,999,000)	(319,000)

Balance, end of period	(27,742,000)	(25,743,000)

Treasury stock, at cost
Balance, beginning and end of period	(208,000)	(208,000)

Total stockholders’ equity	$3,076,000	$5,149,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(1,973,000)	$327,000
Adjustments to reconcile net (loss) income to net cash (used in ) provided by operating activities:
Depreciation and amortization	869,000	877,000
Decrease in allowance for doubtful accounts	-	(6,000)
Stock-based compensation	76,000	113,000
Deferred income tax	24,000	21,000
Changes in operating assets and liabilities:
Receivables	1,449,000	109,000
Prepaid expenses and other	65,000	154,000
Accounts payable and accrued expenses	246,000	(362,000)
Deferred revenues	(781,000)	(901,000)
Other assets	(18,000)	12,000
Net cash (used in) provided by operating activities	(43,000)	344,000
Cash flows from investing activities:
Sale of short term investments	-	308,000
Purchases of short term investments	(4,000)	-
Purchases of property and equipment	-	(181,000)
Capitalized software development costs	(1,822,000)	(1,152,000)
Decrease (increase) in restricted cash	6,000	(66,000)
Net cash used in investing activities	(1,820,000)	(1,091,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	11,000
Dividend payments on preferred stock	(150,000)	(150,000)
Proceeds from line of credit	1,600,000	-
Deferred financing costs	(18,000)	-
Net cash provided by (used in) financing activities	1,432,000	(139,000)
Effect of exchange rate changes on cash	(245,000)	41,000
Net decrease in cash and cash equivalents	(676,000)	(845,000)
Cash and cash equivalents, beginning of period	2,015,000	2,146,000
Cash and cash equivalents, end of period	$1,339,000	$1,301,000

See accompanying notes to the consolidated financial statements.

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The consolidated financial statements at June 30, 2013 for the six month periods ended June 30, 2013 and 2012 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest annual report (Form 10-K) and our Form 10-Q’s for the quarters ended March 31, 2012, June 30, 2012, September 30, 2012 and March 31, 2013. The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2013.

Operating Matters and Liquidity
At June 30, 2013, the Company had a working capital ratio of .65:1, with cash and investments available for sale of $1,503,000.  The Company believes that it has sufficient cash to meet its anticipated operating cash needs for at least the next 12 months. However,  projections of future cash needs and cash flows are subject to substantial uncertainty. We continually evaluate our operating cash flows which can vary subject to the actual timing of expected new sales compared to our expectations of those sales and are sensitive to many factors, including changes in working capital and our net (loss) income.  The Company has projected revenues for 2013 that will provide sufficient funds to sustain its continuing operations.   However, due to  unanticipated delays in the signing of certain license agreements and the cash flow timing impact of the Company’s planned conversion to a subscription-based software delivery model it was determined that the Company needed additional liquidity in the near term and as a result entered into a line of credit (Note 6) for $2,000,000 with the CEO. As of June 30, 2013 the Company had borrowed $1,600,000 against the line of credit. In addition, in order to improve efficiencies and eliminate certain costs, the Company developed a restructuring plan to improve cash flows and improve profitability in the future. The plan was announced in June 2013 (Note 7).  The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.  The Company does not plan any significant capital expenditures in 2013.  In addition, it does not anticipate that its operations or financial condition will be affected materially by inflation.

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

4.    CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to credit risk, consist of cash equivalents and accounts receivable.  The Company’s policy is to limit the amount of credit exposure to any one financial institution.  The Company places investments with financial institutions evaluated as being creditworthy, or investing in short-term money market positions which are exposed to minimal interest rate and credit risk.  Cash balances are maintained with several banks.  Certain operating accounts may exceed the Federal Deposit Insurance Corporation (FDIC) limits.

The Company sells its products to customers involved in a variety of industries including information technology, medical devices and diagnostic systems, industrial controls and instrumentation and retail systems.  While the Company does not require collateral from its customers, it does perform continuing credit evaluations of its customers’ financial condition.

5.     INVESTMENTS AVAILABLE FOR SALE

Investments that the Company designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive (loss) income.  The Company bases the cost of the investment sold on the specific identification method.  The available-for-sale investments consist of mutual funds.  If an available-for-sale investment is other than temporarily impaired, the loss is charged to either earnings or stockholders’ equity depending on our intent and ability to retain the security until we recover the full cost basis and the extent of the loss attributable to the creditworthiness of the issuer.

On June 30, 2013 and December 31, 2012 the fair value for all of the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by major security type and class of security at June 30, 2013 and December 31, 2012 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Aggregate fair value
At June 30, 2013
Available-for-sale:
Mutual Funds	$161,000	$3,000	$—	$164,000
At December 31, 2012
Available-for-sale:
Mutual Funds	$158,000	$2,000	$—	$160,000

The aggregate fair value of mutual funds as of June 30, 2013 was $164,000. As of June 30, 2013 and December 31, 2013 there were no mutual funds that had unrealized losses.  The mutual funds contain investments that seek a high level of current income. The funds normally invest at least 80% of net assets, plus the amount of any borrowings for investment purposes, in floating or adjustable rate senior loans of any maturity or credit quality, including those rated below investment grade or determined by the fund's advisor to be of comparable quality.

6.    LINE OF CREDIT FROM DIRECTOR/ OFFICER

On May 29, 2013, the Company entered into a Revolving Loan Agreement and associated Revolving Promissory Note (collectively the “ Loan Documents ”) with Zack Bergreen, the Company’s Chief Executive Officer.  Pursuant to the Loan Documents, Mr. Bergreen will provide an unsecured $2,000,000 revolving line of credit to the Company (“ Line of Credit ”).  Amounts outstanding under the Line of Credit bear interest at a rate of 7% per annum, payable monthly.  The maturity date of the Line of Credit is May 29, 2015.   The Company may pay all amounts outstanding and terminate the Loan Documents prior to that time without any penalties.  The Loan Documents contain customary covenants, default and other provisions.  The Loan Documents were negotiated  and approved by  the Audit Committee of the Company’s Board of Directors.  Borrowings under the Line of Credit are subject to the Audit Committee’s approval.  The proceeds of the borrowings will be used by the Company for working capital and general corporate purposes. As of June 30, 2013 the Company borrowed $1,600,000 against the line of credit and incurred $7,000 in interest expense.

7.    RESTRUCTURING

In order to reduce operating costs and improve efficiencies, the Company adopted a restructuring plan in June 2013 to reduce certain redundant positions within the Company, eliminating the lease in Irvine, California in order to find office space more appropriate for its needs, and reduce its product development cost to be more in line proportionately to its competitors. The plan is expected to be completed by the end of the third quarter. On June 28, 2013, the Company internally announced that in connection with its restructuring plan, it would terminate the lease obligation in Irvine, California by paying a one-time lease termination payment of $125,000 to terminate its lease 32 months prior to its scheduled expiration. In conjunction with the lease termination, the Company will accelerate the amortization of leasehold improvements and its deferred rent liability associated with the lease.  As of June 30, 2013, this resulted in a reduction of the deferred rent liability by $5,000.   In addition, the Company announced that it eliminated certain redundant positions in connection with its restructuring plan. The employees are eligible for separation benefits upon their termination. On June 30, 2013, the Company recorded $182,000 of one-time restructuring charges associated with restructuring as this was the communication date to certain employees and the lessor of the Irvine lease. During the third quarter of 2013, $62,000 of termination benefits included in the restructuring charge will be paid. At June 30, 2013, liabilities of $62,000 remain in accrued expenses for the unpaid portion of the separation benefits. No other costs were incurred pursuant to the restructuring plan as of June 30, 2013. However, the Company expects to have additional restructuring charges in 2013 of approximately $150,000 as part of its restructuring plan and will record the charges once those changes are announced to the employees.

8.      INCOME TAX

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the first six months of 2013, there was no interest or penalties related to the settlement of any audits.

At June 30, 2013, the Company maintained a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of future taxable income.

9.       STOCK-BASED COMPENSATION

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

As of June 30, 2013, the total unrecognized compensation cost related to non-vested options amounted to $291,000, which is expected to be recognized over the options’ average remaining vesting period of 2.50 years.  No income tax benefit was realized by the Company in the six months ended June 30, 2013.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model.

There were 65,000 and 40,000 options granted during the first six months of 2013 and 2012, respectively.

Activity under the Company’s stock option plans for the six months ended June 30, 2013 is as follows:

	OPTIONS OUTSTANDING
	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2012	708,000	$4.14
Granted	65,000	2.76
Canceled	(87,000)	4.31
Balance, June 30, 2013	686,000	$3.98

The following table summarizes outstanding options under the Company’s stock option plans as of June 30, 2013.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	686,000	$3.98	5.90	-

Ending Vested and Exercisable	447,000	$4.55	4.54	-

Options Expected to Vest	596,000	$4.08	5.90	-

10.       (LOSS) EARNINGS PER SHARE

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

The Company had net loss allocable to common stockholders for the three and six months ended June 30, 2013 and net income allocable to common stockholders for the three and six months ended June 30, 2012.   (Loss) earnings per share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net (loss) income available to common shareholders basic	$(1,029,000)	$885,000	$(2,123,000)	$177,000
Preferred dividend	-	75,000	-	-
Net (loss) income available to common shareholders diluted	(1,029,000)	960,000	(2,123,000)	177,000)

Denominator:
Weighted average shares used to compute net (loss) earnings available to common shareholders per common share-basic	3,591,000	3,568,000	3,591,000	3,568,000
Preferred shares assumed to be converted to common	-	826,000	-	-
Effect of dilutive stock options	-	17,000	-	-
Weighted average shares used to compute net (loss) earnings available to common shareholders per common share-dilutive	3,591,000	4,411,000	3,591,000	3,568,000
Basic net (loss) earnings per share to common shareholder	$(0.29)	$0.25	$(0.59)	0.05

Dilutive net (loss) earnings per share to common shareholder	$(0.29)	$0.22	$(0.59)	0.05

All options outstanding to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation for the three months ended June 30, 2013 and for the six months ended June 30, 2013 and 2012, as the inclusion of these options would have been antidilutive.

11.       MAJOR CUSTOMERS

For the three months ended June 30, 2013 there were no customers that accounted for 10% of total revenues and for the three months ended June 30, 2012 there was one customer that accounted for 11% of total revenues. For the six months ended June 30, 2013 and 2012, no customers accounted for 10% or more of total revenues. At June 30, 2013 and December 31, 2012, there were no customers that accounted for 10% of total accounts receivable.

12.           GEOGRAPHIC SEGMENT DATA

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Software license fees
United States	$383,000	$1,559,000	$746,000	$1,684,000
Total United States
software license fees	383,000	1,559,000	746,000	1,684,000

Europe	136,000	89,000	237,000	156,000
Asia Pacific	379,000	736,000	389,000	737,000
Total foreign software
license fees	515,000	825,000	626,000	893,000

Total software license fees	898,000	2,384,000	1,372,000	2,577,000

Services and maintenance
United States	3,032,000	3,113,000	5,825,000	6,451,000
Total United States
services and maintenance revenue	3,032,000	3,113,000	5,825,000	6,451,000

Europe	676,000	980,000	1,197,000	1,954,000
Asia Pacific	689,000	1,624,000	1,564,000	3,583,000
Total foreign service and
maintenance revenue	1,365,000	2,604,000	2,761,000	5,537,000
Total services and maintenance
revenue	4,397,000	5,717,000	8,586,000	11,988,000

Total revenue	$5,295,000	$8,101,000	$9,958,000	$14,565,000

Net (loss) income
United States	$(582,000)	$1,565,000	$(879,000)	$1,645,000
Europe	(272,000)	(316,000)	(650,000)	(610,000)
Asia Pacific	(100,000)	(289,000)	(444,000)	(708,000)

Net (loss) income	$(954,000)	$960,000	$(1,973,000)	$327,000

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In subscription based arrangements, even though customers use the software element, they generally do not have a contractual right to take possession of the software at any time during the hosting period without significant penalty to either run the software on its own hardware or contract with an unrelated third party to host the software. Accordingly, these software as a service (SaaS) arrangements, including the software license fees within the arrangements, are accounted for as subscription services provided all other revenue recognition criteria have been met.  The revenue is recognized on a straight-line basis over the lifetime of the contract. A SaaS contract is generally 1 to 3 years. In accordance with generally accepted accounting principles, the Company may not recognize any SaaS revenue before the services goes live, to ensure that the revenue will match the use of services. The implementation period can be anywhere between 2 and 6 months. When up-front  implementation, consulting and training services are bundled with the subscription based arrangement the services are recognized over the life of the initial contract.

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

Consulting and training service revenue are generally unbundled and recognized at the time the services are performed, except as noted above, when these services are bundled with subscription revenues. If the Company has any fixed-price arrangements for services, the revenue is recognized using the proportional performance method based on direct labor hours incurred to date as a percentage of total estimated direct labor hours required to complete the project.  Fees from licenses sold together with consulting services are generally recognized upon shipment, provided that the contract has been executed, delivery of the software has occurred, fees are fixed and determinable and collection is probable. The Company offers a variety of consulting services that include project management, implementation, data conversion, integration, custom report writing and training. Our professional services are generally billed on a time and materials basis using hourly rates together with reimbursement for travel and accommodation expenses. We recognize revenue as these professional services are performed. On rare occasions these consulting service arrangements involve acceptance criteria. In these cases, revenue is recognized upon acceptance.

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

For the six months ended June 30, 2013 and 2012, the Company recognized $9,958,000 and $14,565,000, respectively, of revenue related to software license fees and services and maintenance. In addition, included in service revenue in the first six months of 2013 is subscription service revenue, of which the Company recognized $38,000.

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

Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues (current and future revenues) or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances had occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of June 30, 2013, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

Based on the results of this qualitative assessment, the Company determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount and, as a result, a quantitative analysis is not needed. The Company determined there were no triggering events at June 30, 2013 which would require an impairment analysis.

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

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expenses.  Such amounts were not material for the first six months of 2013 and 2012 and did not have a material impact on our financial position.

Currency Translation

Our international subsidiaries and branch operations translate the assets and liabilities of our international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of our international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment and reported in other comprehensive (loss) income in the accompanying consolidated statements of stockholders’ equity. Transaction exchange gains and losses are included in general and administrative expenses which include transaction gains (losses) of $1,000 and ($15,000) for the six months ended June 30, 2013 and 2012, respectively.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss)/income, unrealized gains on investments available for sale and foreign currency translation adjustments. The effects are presented in the accompanying Consolidated Statements of Comprehensive (Loss) Income.

Convertible Redeemable Preferred Stock

On September 24, 2008 the Company issued 826,000 shares of Series-A Convertible Preferred Stock (“Series A Preferred Stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, as and if declared by the Company’s Board of Directors, quarterly in arrears. The Company paid $150,000 and $300,000 in preferred stock dividends for the period ending June 30, 2013 and December 31, 2012, respectively.

The Series A Preferred Stock may be converted into common stock at the rate of one share of common for each share of Series A Preferred Stock.   There is no limit on the number of shares that may be converted.     The Company has certain rights to cause conversion of all of the shares of Series A Preferred Stock outstanding.  Commencing four years after issuance, the Company may redeem, subject to board approval, all of the shares of Series A Preferred Stock then outstanding at a price equal to the greater of (i) 130% of the purchase price plus all accrued and unpaid dividends and (ii) the fair market value of such number of shares of common stock which the holder of the Series A Preferred Stock would be entitled to receive had the redeemed Series A Preferred Stock been converted immediately prior to the redemption.

The Company recorded the Series A Preferred Stock on the Company’s consolidated balance sheet within stockholders’ equity.

Results of Operations

Comparison of Three Months Ended June 30, 2013 and 2012

Revenues

Revenues decreased $2,806,000 or 35%, to $5,295,000 for the three months ended June 30, 2013 from $8,101,000 for the three months ended June 30, 2012.  Software license fee revenues decreased $1,486,000, or 62%, from the same period last year.  Services and maintenance revenue for the three months ended June 30, 2013 decreased $1,320,000 or 23% from the same quarter in 2012.

Software license fee revenues decreased 62% to $898,000 in the second quarter of 2013 from $2,384,000 in the second quarter of 2012.  Astea Alliance license revenues decreased $1,338,000 or 61%, to $873,000 in the second quarter of 2013 from $2,211,000 in the second quarter of 2012. The decrease is related to the Company shifting  to subscription based license deals for which we may not recognize revenue until the customer goes live and  several license opportunities that were anticipated to close in the second quarter that have been delayed.  However the Company still has a strong pipeline of new sales opportunities. FieldCentrix license fee revenue decreased $148,000 or 86% in the second quarter of 2013 compared to $173,000 in the second quarter of 2012. There were no new customers in 2013 or 2012 for FieldCentrix as license revenues consisted of sales of additional licenses to existing customers.

Services and maintenance revenues decreased by 23% to $4,397,000 in the second quarter of 2013 from $5,717,000.  Astea Alliance service and maintenance revenues decreased by $1,253,000 or 26% compared to the second quarter of 2012.  The decrease resulted from a reduction in the number of ongoing projects as a result of reduced new license sales as well as reduced service rates on certain projects. In addition, subscription related services such as implementation and training may not be recognized until the customer goes live. At that time, the deferred services revenue will be recognized ratably over the remaining life of the initial contract.  Service and maintenance revenues generated by FieldCentrix decreased by $67,000 or 8% to $825,000 in 2013 compared to $892,000 during the same period in 2012.  The decrease is due to upgrades and special projects from existing customers that are being completed and no new license deals. Subscription service revenue in the second quarter of 2013 was $13,000. Even though the Company signed several new Software as a Service (SaaS) customers, the revenue cannot be recognized until the customers go-live. The implementation period is expected to range from 2 to 6 months. Once the customer goes live on the SaaS solution, the revenue will then be recognized ratably over the remaining initial contractual period.

Costs of Revenues

Cost of software license fees slightly increased by less than 1% to $379,000 in the second quarter of 2013 from $377,000 in the second quarter of 2012.  Included in the cost of software license fees are the fixed costs of capitalized software amortization and amortization of software acquired from FieldCentrix. It also includes the cost of all third party software embedded in the Company’s software licenses which are sold to customers.  Amortization of capitalized software development costs was $365,000 for the quarter ended June 30, 2013 compared to $329,000 for the same quarter in 2012. This slight increase resulted from the amortization of newer versions of capitalized software development costs that were released in 2012. The gross margin percentage on software license sales was 58% in the second quarter of 2013 compared to 84% in the second quarter of 2012.  The decrease in the license margin resulted primarily from the decrease in license revenues in 2013.

Cost of services and maintenance decreased 9% to $3,281,000 in the first quarter of 2013 from $3,592,000 in the first quarter of 2012. The decrease in cost of service and maintenance is attributed primarily to decreases in headcount in all regions and travel expenses. In addition, due to fewer new license deals in all regions, service revenues decreased $1,300,000 compared to the same quarter in 2012.  Because the Company is shifting to more of a Cloud solution provider in 2013, this trend may continue throughout 2013.  The services and maintenance gross margin percentage was 25% in the second quarter of 2013 compared to 37% in the second quarter of 2012.  The decrease in services and maintenance gross margin was primarily due to the decrease in service revenues partially offset by the decrease in services costs.

Gross Profit

Gross profit decreased 60% to $1,635,000 in the second quarter of 2013 from $4,132,000 in the second quarter of 2012. As a percentage of revenue, gross profit in the second quarter of 2013 was 31% compared to 51% in the second quarter of 2012. The quarter-over-quarter decrease in gross profit was largely driven by a decrease in license revenue of $1,486,000 and service revenue of $1,300,000 partially offset by a decrease in services and maintenance costs.

Operating Expenses

Product Development

Product development expense decreased 52% to $329,000 in the second quarter of 2013 from $687,000 in the second quarter of 2012. The decrease was mainly attributable to an increase in development costs which were capitalized in the second quarter of 2013 compared to the same quarter in 2012. In the second quarter of 2013, the Company continued with its current development projects focusing on completing Version 11 of its Alliance software. Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Development costs of $868,000 were capitalized in the second quarter of 2013 compared to $615,000 during the same period in 2012.  Gross product development expense was $1,197,000 in the quarter ended June 30, 2013 compared to $1,302,000 during the same quarter in 2012. The decrease is the result of certain cost cutting measures and refocusing certain development staff on to professional services roles, partially offset by the strengthening of the Israeli Shekel, the functioning currency in our principal development center in Israel.  Product development expense as a percentage of revenues decreased to 6% for the quarter ended June 30, 2013 compared to 8% for the quarter ended June 30, 2012.

Sales and Marketing

Sales and marketing expense decreased 19% to $1,154,000 in the second quarter of 2013 from $1,424,000 in the second quarter of 2012. The decrease in sales and marketing expense is attributable to a decrease in selling costs related to less commissions, recruiting costs and headcount offset by a slight increase in marketing costs. The Company continues to focus on expanding its market presence through intensified marketing efforts to increase awareness of the Company’s products, including its newest product, ServiceVision.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expense was 22% in the quarter ended June 30, 2013 compared to 18% in the same period of 2012, due to the decrease in revenue.

General and Administrative

General and administrative expenses decreased 15% to $892,000 during the second quarter of 2013 from $1,046,000 in the first quarter of 2012. The decrease is primarily due to lower recruiting costs and lower outside consulting costs.  As a percentage of revenue, general and administrative expenses increased to 17% in the second quarter of 2013 from 13% in the first quarter of 2012.

Restructuring

In order to reduce operating costs and improve efficiencies, the Company adopted a restructuring plan in June 2013 to re-organize the Company by reducing certain redundant positions within the Company, eliminating the lease in Irvine, California in order to find office space more appropriate for its needs, and reduce its product development cost to be more in line proportionately to its competitors. The plan is expected to be completed by late-2013. On June 28, 2013, the Company internally announced that in connection with its restructuring plan, it would terminate the lease obligation in Irvine, California by paying a one-time lease termination payment of $125,000 to terminate its lease 32 months prior to its scheduled expiration. In conjunction with the lease termination, the Company will accelerate the amortization of leasehold improvements and its deferred rent liability associated with the lease.  As of June 30, 2013, this resulted in a reduction of the deferred rent liability by $5,000.   In addition, the Company announced that it eliminated certain redundant positions in connection with its strategic plan. The employees are eligible for separation benefits upon their termination. On June 30, 2013, the Company recorded $182,000 of one-time restructuring charges associated with restructuring as this was the communication date to certain employees and the lessor of the Irvine lease. During the third quarter of 2013, $62,000 of termination benefits included in the restructuring charge will be paid. At June 30, 2013, liabilities of $62,000 remain in accrued expenses for the unpaid portion of the separation benefits. No other costs were incurred pursuant to the restructuring plan as of June 30, 2013. However, the Company expects to have additional restructuring charges in 2013 of approximately $150,000 as part of its restructuring plan and will record the charges once those changes are announced to the employees.

Net Interest (Expense) Income

Net interest (expense) was $5,000 in the second quarter of 2013 compared to $4,000 of interest income in the second quarter of 2012. The Company has interest expense related to the line of credit. The Company borrowed $1,600,000 in the second quarter of 2013 resulting in interest expense of $7,000.  The Company did not have this line of credit in 2012 therefore only interest income in the second quarter of 2012.  The decrease in interest income resulted primarily from a decrease in investments. As of June 30, 2013 and 2012, the Company’s investments consisted of mutual funds.

Income Tax Expense

The Company recorded a provision for income tax of $27,000 during the second quarter of 2013 compared to $19,000 during the same quarter in 2012. The Company no longer has a tax holiday in Israel. As a result, our Israeli subsidiary now accrues income tax liabilities to the Israel Taxing Authority.

International Operations

The Company’s international operations contributed revenues of $1,880,000 in the second quarter of 2013, a 45% decrease compared to the second quarter of 2012.  The Company’s revenues from international operations amounted to 35% of the total Company revenue for the second quarter in 2013, compared to 42% of total revenues for the same quarter in 2012.  The decrease in international revenues compared to the same period in 2012 is primarily due to decreases in licenses and service revenues primarily in the Asia Pacific region as certain large projects came to completion.

Net (Loss) Income

Net (loss) for the three months ended June 30, 2013 was ($954,000) compared to a net income of $960,000 for the three months ended June 30, 2012.  The loss is primarily the result of a 62% decrease in license revenue from the U.S. and Asia Pacific regions and a 23% decrease in service and maintenance revenue due to a slowdown in projects in our foreign regions.

Comparison of Six Months Ended June 30, 2013 and 2012

Revenues

Revenues decreased $4,607,000, or 32%, to $9,958,000 for the six months ended June 30, 2013 from $14,565,000 for the six months ended June 30, 2012.  Software license revenues decreased 47% from the same period last year.  Service and maintenance fees for the six months ended June 30, 2013 amounted to $8,586,000 a 28% decrease over the same period in 2012.

Software license fees revenue decreased 47% to $1,372,000 in the first six months of 2013 from $2,577,000 in the first six months of 2012.  Astea Alliance license revenues decreased $1,060,000 to $1,315,000 or 45% in the first six months of 2013 from $2,375,000 in the first six months of 2012. The decrease resulted from a decrease in Astea license sales in the U.S. and Asia Pacific region, partially offset by a slight  increase in license sales in the Europe and Japan.

Services and maintenance revenues decreased 28% to $8,586,000 in the first six months of 2013 from $11,988,000 in the first six months of 2012. Astea Alliance service and maintenance revenues were $6,860,000 for the first six months of  2013 a decrease of 33%, from $10,191,000 in Alliance service and maintenance revenue for the six months ended June 30, 2012. The decrease resulted from a reduction in the number of ongoing projects as a result of fewer new license deals as well as reduced service rates on certain projects. In addition, subscription related services such as implementation and training may not be recognized until the customer goes live, and at that time will be recognized ratably over the life of the initial contract.  There was a decrease of 4% or $71,000 of service and maintenance revenues from FieldCentrix in the first six months of 2013 compared to the same period last year. The decrease is due to a reduction in implementation projects compared to the same period in 2012.

Costs of Revenues

Cost of software license fees decreased 2% to $753,000 in the first six months of 2013 from $769,000 in the first six months of 2012. Included in the cost of software license fees is the fixed cost of capitalized software amortization. The decrease in cost of revenues was due to lower third party software costs as a result of lower license sales  in 2013 compared to 2012.  Amortization of capitalized software development costs was $715,000 for the six months ended June 30, 2013 compared to $675,000 for the same quarter in 2012.  The software licenses gross margin percentage was 45% in the first six months of 2013 and 70% in the first six months of 2012. The decrease is a reflection of less license revenue in 2013 compared to 2012 as costs remained consistent.

Cost of services and maintenance decreased 16% to $6,290,000 in the first six months of 2013 from $7,525,000 in the first six months of 2012.  The decrease in cost of service and maintenance is attributed primarily to decreases in headcount in all regions,  travel expenses and a decrease in the use of outside consultants in the U.S. and European locations. In addition, due to a reduction in new license sales in all regions, service revenues decreased $3,234,000 compared to the same quarter in 2012. As the Company is shifting to generating more revenue from its Cloud solution in 2013, this trend may continue throughout 2013.  The services and maintenance gross margin percentage decreased to 27% in the first six months of 2013 compared to 37% in the first six months of 2012.

Gross Profit

Gross profit decreased 54% to $2,915,000 in the first six months of 2013 from $6,271,000 in the first six months of 2012. As a percentage of revenue, gross profit was 29% in the first six months of 2013 compared to 43% in the first six months of 2012. The year-over-year decrease in gross profit was largely driven by a decrease in license and service revenue partially offset by a 15% reduction in cost of revenues.

Operating Expenses

Product Development

Product development expense decreased 52% to $600,000 in the first six months of 2013 from $1,258,000 in the first six months of 2012. The decrease was mainly attributable to an increase in development costs which were capitalized in the first six months of 2013 compared to the same quarter in 2012. In 2013, the Company continued with its current development projects focusing on completing Version 11 of its Alliance software.  Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Software development costs of $1,822,000 were capitalized in the first six months of 2013 compared to $1,152,000 during the same period in 2012.  Gross development expense was $2,422,000 during the first six months of  2013, less than 1%  more than $2,410,000 for the same period in 2012.  Product development as a percentage of revenues was 6% in the first six months of 2013 compared with 9% in the first six months of 2012.  The decrease in costs relative to revenues is due to the decrease in product development expense.

Sales and Marketing

Sales and marketing expense decreased 12% to $2,232,000 in the first six months of 2013 from $2,527,000 in the first six months of 2012. The decrease in sales and marketing expense is attributable to a decrease in selling costs from lower sales commissions, reduced recruiting costs, and  lower headcount offset by a slight increase in marketing costs. The Company continues to focus on expanding its market presence through intensified marketing efforts to increase awareness of the Company’s products, including its newest product, ServiceVision and its subscription services.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expenses was 22% in the first six months of 2013 compared with 17% in the first six months of 2012. The increase in costs relative to revenues is due to lower revenues in the first six months of 2013.

General and Administrative

General and administrative expenses  decreased 14% to $1,826,000 in the first six months of 2013 from $2,132,000 in the first six months of 2012.  The decrease is primarily due to lower recruiting costs, lower outside consulting costs, and no management bonuses.  As a percentage of revenues, general and administrative expenses were 18% for the six months ended June 30, 2013 and 15% in the first six months of 2012. The increase in costs relative to revenues is due to lower revenues in the first six months of 2013.

Restructuring

Restructuring charges of $182,000 were recorded in the first six months of 2013 compared to $0 on the same period in 2012. In order to reduce operating costs, the Company adopted a restructuring plan in June 2013 to re-organize the Company by reducing certain redundant positions within the Company, eliminating excess rental space in Irvine, California, and reduce its product development cost to be more in line with the size and needs of the Company.  As a result, the Company paid a one-time lease termination fee of $125,000, accelerated accounting for its deferred rent to be in line with the lease termination date by paying a lease termination fee which will allow the Company to leave its lease obligation and save future rent expense by leasing less space. This resulted in a $5,000 reduction of the liability and the recognition of $62,000 related to termination benefits. As a percentage of revenues, restructuring was 2%  for the six months ended June 30, 2013.

Net Interest (Expense) Income

Net interest expense was $3,000 in the first six months of 2013 compared to $9,000 of interest income in the first six months of 2012. The Company has interest expense related to the line of credit. The Company borrowed $1,600,000 in the second quarter of 2013 resulting in interest expense of $7,000.  The Company did not have this line of credit in 2012 therefore only interest income in the first six months of 2012.  The decrease in interest income resulted primarily from a decrease in investments.   As of June 30, 2013 and 2012, the Company’s investments consisted of mutual funds.

Income Tax Expense

The Company recorded a provision for income tax of $45,000 for the six months ended June 30, 2013 compared to $36,000 for the six months ended June 30, 2012. The increase in the tax provision is due to the Company no longer having a tax holiday in Israel. As a result, our Israeli subsidiary must accrue income taxes to the Israel Taxing Authority.

Net (Loss) Income

Net (loss) for the six months ended June 30, 2013 was $1,973,000 compared to a net income of $327,000 for the six months ended June 30, 2012.  The decrease in the net income of $2,300,000 is a direct result of a decrease in license and service revenues  partially offset by a decrease in operating costs of 16%.

Liquidity and Capital Resources

    Operating Activities

The Company used $43,000 of cash from operating activities in the first six months of 2013 compared to generating $344,000 in cash for the first six months of  2012. The decrease in operating cash of $387,000 was due to an increase in net loss of $2,300,000, a decrease in prepaids of $89,000, and a decrease of $120,000 in deferred revenue partially offset by an increase in accounts receivable of $1,340,000, an increase in accounts payable and accrued expenses of $608,000  and a decrease in other assets of $30,000. In addition, there was a decrease of $36,000 related to certain non-cash activities.

    Investing Activities

The Company used $1,820,000 for investing activities in the first six months of 2013 compared to $1,091,000 used in the first six months of 2012. The increase in cash used for investing activities is principally attributable to an increase of $670,000 in capitalized software development costs, a decrease in the sale of short term investments of $308,000 offset by a decrease in capital expenditures of $181,000, and a decrease in long term restricted cash of $72,000 compared to the first six months of 2012.

Financing Activities

The Company generated $1,432,000 in cash from financing activities in the first six months of  2013 compared to using $139,000 in the first six months 2012. In the second quarter of 2013, the Company entered into a Revolving Loan Agreement and associated Revolving Promissory Note with the CEO which  provided an unsecured revolving line of credit to the Company for $2,000,000. As of June 30, 2013 the Company had borrowed $1,600,000 under the revolving line of credit. In addition, in the first six months of 2012 the Company generated $11,000 from the exercise of stock options.  There were associated costs with setting up the line of credit for $18,000 that will be amortized to interest expense over the life of the loan or two years. During the first six months of 2012 the Company did not have any borrowings. The only other financing expenditures were payments of preferred stock dividends of $150,000 in both 2013 and 2012.

The cash effect of exchange rates on the U.S. dollar related to most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, provided an outflow of $245,000 in 2013 compared to an inflow of $41,000 in 2012.

The Company has projected revenues for 2013 that will generate enough funds to sustain its continuing operations.  However, due to  unanticipated delays in the signing of certain license agreements and the cash flow timing impact of the Company’s planned conversion to a subscription-based business model it was determined that the Company needed additional liquidity in the near term and as a result entered into a line of credit with the CEO (Note 6) for $2,000,000. As of June 30, 2013 the Company had borrowed $1,600,000 against the line of credit. In addition, in order to improve efficiencies and eliminate certain cost the Company developed a restructuring plan in order to reorganize the Company to be more profitable in the future. The plan was announced in June 2013 (Note 7).  The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends is appropriate.  The Company does not plan any significant capital expenditures in 2013.  In addition, it does not anticipate that its operations or financial condition will be affected materially by inflation.

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

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 2013, the Company’s investments consisted of mutual funds.  The Company does not expect any material loss with respect to its investment portfolio.  In addition, the Company does not believe that a 10% change in interest rates would have a significant effect on its interest income.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency. For the six months ended June 30, 2013, approximately 34% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4.            CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASTEA INTERNATIONAL INC.

Date: August 15, 2013	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2013	/s/Rick Etskovitz
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