Form 10-Q
period 2013-09-30
ASTEA INTERNATIONAL INC
filed 2013-11-14
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          September 30, 2013
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

As of November 11, 2013, 3,587,299 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2013 (Unaudited)	2012
ASSETS
Current assets:
Cash and cash equivalents	$925,000	$2,015,000
Investments available for sale	38,000	160,000
Receivables, net of allowance of $117,000 (unaudited) and $138,000, respectively	4,601,000	4,988,000
Prepaid expenses and other	703,000	488,000
Total current assets	6,267,000	7,651,000

Property and equipment, net	346,000	480,000
Intangibles, net	266,000	368,000
Capitalized software, net	5,764,000	4,421,000
Goodwill	1,538,000	1,538,000
Restricted cash	126,000	119,000
Other assets	109,000	128,000
Total assets	$14,416,000	$14,705,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,018,000	$2,911,000
Deferred revenues	6,337,000	6,351,000
Total current liabilities	9,355,000	9,262,000

Long-term liabilities:
Line of credit from director/ officer	1,800,000	-
Deferred tax liability	329,000	294,000
Total long-term liabilities	2,129,000	294,000

Commitment and contingencies

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value, shares authorized 5,000,000; issued and outstanding 826,000	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,629,000; outstanding 3,591,000	36,000	36,000
Additional paid-in-capital	30,965,000	31,056,000
Accumulated deficit, including accumulated comprehensive loss of of $2,126,000 and $319,000	(27,869,000)	(25,743,000)
Less: treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	2,932,000	5,149,000
Total liabilities and stockholders’ equity	$14,416,000	$14,705,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Revenues:
Software license fees	$818,000	$395,000	$2,190,000	$2,972,000
Services and maintenance	4,524,000	4,883,000	13,110,000	16,871,000
Total revenues	5,342,000	5,278,000	15,300,000	19,843,000
Costs of revenues:
Cost of software license fees	485,000	382,000	1,238,000	1,151,000
Cost of services and maintenance	3,029,000	3,388,000	9,319,000	10,913,000
Total cost of revenues	3,514,000	3,770,000	10,557,000	12,064,000
Gross profit	1,828,000	1,508,000	4,743,000	7,779,000
Operating Expenses:
Product development	299,000	466,000	899,000	1,724,000
Sales and marketing	759,000	1,199,000	2,991,000	3,726,000
General and administrative	763,000	1,049,000	2,589,000	3,182,000
Restructuring	44,000	-	226,000	-
Total operating expenses	1,865,000	2,714,000	6,705,000	8,632,000

Loss from operations	(37,000)	(1,206,000)	(1,962,000)	(853,000)
Net interest (expense) income	(29,000)	2,000	(32,000)	11,000
Loss before income taxes	(66,000)	(1,204,000)	(1,994,000)	(842,000)
Income tax expense	15,000	18,000	60,000	54,000

Net loss	(81,000)	(1,222,000)	(2,054,000)	(896,000)
Preferred dividend	75,000	75,000	225,000	225,000
Net loss available to common stockholders	$(156,000)	$(1,297,000)	$(2,279,000)	$(1,121,000)
Net loss	$(81,000)	$(1,222,000)	$(2,054,000)	$(896,000)

Basic and diluted loss per share available to common stockholders	$(0.04)	$(0.36)	$(0.63)	$(0.31)

Weighted average shares outstanding used in computing basic and diluted loss per common share	3,594,000	3,575,000	3,594,000	3,570,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(81,000)	$(1,222,000)	$(2,054,000)	$(896,000)
Other comprehensive loss:
Foreign currency translation adjustment	(42,000)	(1,000)	(70,000)	(58,000)
Change in unrealized (loss) gain on available for sale investments	(3,000)	1,000	(2,000)	7,000

Comprehensive loss	$(126,000)	$(1,222,000)	$(2,126,000)	$(947,000)

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine	Year
	Months Ended	Ended
	September 30, 2013	December 31, 2012
	(Unaudited)

Convertible redeemable preferred stock
Balance, beginning and end of period	$8,000	$8,000

Common stock
Balance, beginning and end of period	36,000	36,000

Additional paid-in capital
Balance, beginning of period	31,056,000	31,048,000
Exercise of stock options	-	66,000
Dividends paid	(225,000)	(300,000)
Stock based compensation	134,000	242,000

Balance, end of period	30,965,000	31,056,000

Accumulated deficit
Balance, beginning of period	(25,743,000)	(25,424,000)
Comprehensive loss	(2,126,000)	(319,000)

Balance, end of period	(27,869,000)	(25,743,000)

Treasury stock, at cost
Balance, beginning and end of period	(208,000)	(208,000)

Total stockholders’ equity	$2,932,000	$5,149,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,054,000)	$(896,000)
Adjustments to reconcile net loss to net cash (used in ) provided by operating activities:
Depreciation and amortization	1,488,000	1,304,000
(Increase) decrease in allowance for doubtful accounts	(21,000)	54,000
Stock-based compensation	134,000	173,000
Deferred income tax	34,000	31,000
Changes in operating assets and liabilities:
Receivables	582,000	1,685,000
Prepaid expenses and other	(165,000)	(90,000)
Accounts payable and accrued expenses	31,000	(1,013,000)
Deferred revenues	(50,000)	(524,000)
Other assets	19,000	13,000
Net cash (used in) provided by operating activities	(2,000)	737,000
Cash flows from investing activities:
Sale of short term investments	120,000	475,000
Purchases of property and equipment	(74,000)	(229,000)
Capitalized software development costs	(2,521,000)	(1,886,000)
Increase in restricted cash	(6,000)	(23,000)
Net cash used in investing activities	(2,481,000)	(1,663,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	51,000
Dividend payments on preferred stock	(225,000)	(225,000)
Proceeds from line of credit	1,800,000	-
Deferred financing costs	(16,000)	-
Net cash provided by (used in) financing activities	1,559,000	(174,000)
Effect of exchange rate changes on cash	(166,000)	27,000
Net decrease in cash and cash equivalents	(1,090,000)	(1,073,000)
Cash and cash equivalents, beginning of period	2,015,000	2,146,000
Cash and cash equivalents, end of period	$925,000	$1,073,000

See accompanying notes to the consolidated financial statements.

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The consolidated financial statements at September 30, 2013 and for the nine month periods ended September 30, 2013 and 2012 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest annual report (Form 10-K) and our Form 10-Q’s for the quarters ended March 31, 2012, June 30, 2012, September 30, 2012, March 31, 2013 and June 30, 2013. The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2013.

Operating Matters and Liquidity

At September 30, 2013, the Company had a working capital ratio of .67:1, with cash and investments available for sale of $963,000.  The Company believes that it has sufficient cash to meet its anticipated operating cash needs for at least the next 12 months. However,  projections of future cash needs and cash flows are subject to substantial uncertainty. We continually evaluate our operating cash flows which can vary subject to the actual timing of expected new sales compared to our expectations of those sales and are sensitive to many factors, including changes in working capital and our net (loss) income.  The Company has projected revenues for the remainder of   2013 and into 2014 that will provide sufficient funds to sustain its continuing operations.   However, due to  unanticipated delays in the signing of certain license agreements and the cash flow timing impact of the Company’s planned conversion to a subscription-based software delivery model it was determined that the Company needed additional liquidity in the near term and as a result entered into a line of credit (Note 6) for $2,000,000 with the CEO. As of September 30, 2013 the Company had borrowed $1,800,000 against the line of credit. In addition, in order to improve efficiencies and eliminate certain costs, the Company developed a restructuring plan to improve cash flows and improve profitability in the future. The plan was announced in June 2013 (Note 7).    The Company does not plan any significant capital expenditures during the fourth quarter of 2013 or the first quarter of 2014.  In addition, it does not anticipate that its operations or financial condition will be affected materially by inflation.

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

On September 30, 2013 and December 31, 2012 the fair value for all of the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by major security type and class of security at September 30, 2013 and December 31, 2012 were as follows:
	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Aggregate fair value
At September 30, 2013
Available-for-sale:
Mutual Funds	$37,000	$1,000	$—	$38,000
At December 31, 2012
Available-for-sale:
Mutual Funds	$158,000	$2,000	$—	$160,000

The aggregate fair value of mutual funds as of September 30, 2013 was $38,000. As of September 30, 2013 and December 31, 2012 there were no mutual funds that had unrealized losses.  The mutual funds contain investments that seek a high level of current income. The funds normally invest at least 80% of net assets, plus the amount of any borrowings for investment purposes, in floating or adjustable rate senior loans of any maturity or credit quality, including those rated below investment grade or determined by the fund's advisor to be of comparable quality.

6.      LINE OF CREDIT FROM DIRECTOR/ OFFICER

On May 29, 2013, the Company entered into a Revolving Loan Agreement and associated Revolving Promissory Note (collectively the “ Loan Documents”) with Zack Bergreen, the Company’s Chief Executive Officer.  Pursuant to the Loan Documents, Mr. Bergreen will provide an unsecured $2,000,000 revolving line of credit to the Company (“ Line of Credit”).  Amounts outstanding under the Line of Credit bear interest at a rate of 7% per annum, with interest payable monthly.  The maturity date of the Line of Credit is May 29, 2015.   The Company may pay all amounts outstanding and terminate the Loan Documents prior to that time without any penalties.  The Loan Documents contain customary covenants, default and other provisions.  The Loan Documents were negotiated and approved by  the Audit Committee of the Company’s Board of Directors.  Borrowings under the Line of Credit are subject to the Audit Committee’s approval.  The proceeds of the borrowings will be used by the Company for working capital and general corporate purposes. As of September 30, 2013 the Company borrowed $1,800,000 against the line of credit and incurred $35,000 in interest expense.

7.      RESTRUCTURING

In order to reduce operating costs and improve efficiencies, the Company adopted a restructuring plan in June 2013 to reduce certain redundant positions within the Company, eliminating the lease in Irvine, California in order to find office space more appropriate for its needs, and reduce its product development cost to be more in line proportionately to its competitors.  In June 2013, the Company internally announced that in connection with its restructuring plan, it would terminate the lease obligation in Irvine, California by paying a one-time lease termination payment of $125,000 to terminate its lease 32 months prior to its scheduled expiration. In conjunction with the lease termination, the Company accelerated the amortization of leasehold improvements and its deferred rent liability associated with the lease which resulted in a reduction of the deferred rent liability by $5,000 and the recognition of $62,000 related to termination benefits for the elimination of certain redundant positions. The employees were eligible for separation benefits upon their termination.  During the third quarter of 2013, the Company announced an additional $44,000 of termination benefits related to the termination of certain positions in Israel in order to keep the product development costs to be more in line with the size and needs of the Company.  As a result, the Company recorded a total of $226,000 in one-time restructuring charges as of September 30, 2013. No other costs are expected to be incurred pursuant to the restructuring plan as of September 30, 2013.

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the first nine months of 2013, there was no interest or penalties related to the settlement of any audits.

At September 30, 2013, the Company maintained a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of future taxable income.

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

As of September 30, 2013, the total unrecognized compensation cost related to non-vested options amounted to $264,000, which is expected to be recognized over the options’ average remaining vesting period of 2.46 years.  No income tax benefit was realized by the Company in the nine months ended September 30, 2013.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model.

There were 80,000 and 105,000 options granted during the first nine months of 2013 and 2012, respectively.

Activity under the Company’s stock option plans for the nine months ended September 30, 2013 is as follows:

	OPTIONS OUTSTANDING
	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2012	708,000	$4.14
Granted	80,000	2.69
Expired	(13,000)	3.13
Canceled	(94,000)	4.55
Balance, September 30, 2013	681,000	$3.91

The following table summarizes outstanding options under the Company’s stock option plans as of September 30, 2013:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	681,000	$3.91	5.87	$64,000

Ending Vested and Exercisable	436,000	$4.49	4.51	$24,000

Options Expected to Vest	602,000	$3.99	5.78	$55,000

10.       LOSS PER SHARE

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

The Company had net loss allocable to common stockholders for the three and nine months ended September 30, 2013 and 2012.  Loss per share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net loss available to common shareholders basic and diluted	$(156,000)	$(1,297,000)	$(2,279,000)	$(1,121,000)

Denominator:
Weighted average shares used to compute net loss available to common shareholders per common share-basic	3,594,000	3,575,000	3,594,000	3,570,000
Preferred shares assumed to be converted to common	-	-	-	-
Effect of dilutive stock options	-	-	-	-
Weighted average shares used to compute net loss available to shareholders per common share-dilutive	3,594,000	3,575,000	3,594,000	3,570,000
Basic and diluted net loss per share to common shareholder	$(0.04)	$(0.36)	$(0.63)	$(0.31)

All options outstanding to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation for the three months and nine months ended September 30, 2013 and 2012, as the inclusion of these options would have been antidilutive.

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
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Software license fees
United States	$53,000	$316,000	$799,000	$2,001,000
Total United States
software license fees	53,000	316,000	799,000	2,001,000

Europe	645,000	63,000	883,000	218,000
Asia Pacific	120,000	16,000	508,000	753,000
Total foreign software
license fees	765,000	79,000	1,391,000	971,000

Total software license fees	818,000	395,000	2,190,000	2,972,000

Services and maintenance
United States	2,773,000	2,940,000	8,598,000	9,393,000
Total United States
services and maintenance revenue	2,773,000	2,940,000	8,598,000	9,393,000

Europe	967,000	657,000	2,164,000	2,609,000
Asia Pacific	784,000	1,286,000	2,348,000	4,869,000
Total foreign service and
maintenance revenue	1,751,000	1,943,000	4,512,000	7,478,000
Total services and maintenance
revenue	4,524,000	4,883,000	13,110,000	16,871,000

Total revenue	$5,342,000	$5,278,000	$15,300,000	$19,843,000

Net (loss) income
United States	$(124,000)	$(351,000)	$(1,002,000)	$1,293,000
Europe	158,000	(304,000)	(492,000)	(914,000)
Asia Pacific	(115,000)	(567,000)	(560,000)	(1,275,000)

Net loss	$(81,000)	$(1,222,000)	$(2,054,000)	$(896,000)

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

In subscription based arrangements, even though customers use the software element, they generally do not have a contractual right to take possession of the software at any time during the hosting period without significant penalty to either run the software on its own hardware or contract with an unrelated third party to host the software. Accordingly, these software as a service (SaaS) arrangements, including the software license fees within the arrangements, are accounted for as subscription services provided all other revenue recognition criteria have been met.  The revenue is recognized on a straight-line basis over the lifetime of the contract. A SaaS contract is generally 1 to 3 years. In accordance with generally accepted accounting principles, the Company may not recognize any SaaS revenue before the services go live, to ensure that the revenue will match the use of services. The implementation period can be anywhere between 2 and 6 months. When up-front  implementation, consulting and training services are bundled with the subscription based arrangement the services are recognized over the life of the initial contract.

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

We believe that our accounting estimates used in applying our revenue recognition are critical because:

●	the determination that it is probable that the customer will pay for the products and services purchased is inherently judgmental;
●	the allocation of proceeds to certain elements in multiple-element arrangements is complex;
●	the determination of whether a service is essential to the functionality of the software is complex;
●	establishing company-specific fair values of elements in multiple-element arrangements requires adjustments from time-to-time to reflect recent prices charged when each element is sold separately; and
●	the determination of the stage of completion for certain consulting arrangements is complex.

Changes in the aforementioned items could have a material effect on the type and timing of revenue recognized.

If we were to change our pricing approach in the future, this could affect our revenue recognition estimates, in particular, if bundled pricing precludes establishment of VSOE.

For the nine months ended September 30, 2013 and 2012, the Company recognized $15,300,000 and $19,843,000, respectively, of revenue related to software license fees and services and maintenance. In addition, included in service revenue in the first nine months of 2013 is subscription service revenue, of which the Company recognized $61,000.

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

Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues (current and future revenues) or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances had occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of September 30, 2013, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

Based on the results of this qualitative assessment, the Company determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount and, as a result, a quantitative analysis is not needed. The Company determined there were no triggering events at September 30, 2013 which would require an impairment analysis.

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

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expenses.  Such amounts were not material for the first nine months of 2013 and 2012 and did not have a material impact on our financial position.

Currency Translation

Our international subsidiaries and branch operations translate the assets and liabilities of our international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of our international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment and reported in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity. Transaction exchange gains and losses are included in general and administrative expenses which include transaction gains (losses) of $1,000 and ($41,000) for the nine months ended September 30, 2013 and 2012, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss, unrealized (loss) gains on investments available for sale and foreign currency translation adjustments. The effects are presented in the accompanying Consolidated Statements of Comprehensive Loss.

Convertible Redeemable Preferred Stock

On September 24, 2008 the Company issued 826,000 shares of Series-A Convertible Preferred Stock (“Series A Preferred Stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, as and if declared by the Company’s Board of Directors, quarterly in arrears. The Company paid $225,000 and $300,000 in preferred stock dividends for the period ending September 30, 2013 and December 31, 2012, respectively.

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

Results of Operations

Comparison of Three Months Ended September 30, 2013 and 2012

Revenues

Total revenues slightly increased by $64,000 or 1%, to $5,342,000 for the three months ended September 30, 2013 from $5,278,000 for the three months ended September 30, 2012.  Software license fee revenues increased $423,000, or 107%, from the same period last year.  Services and maintenance revenue for the three months ended September 30, 2013 decreased $359,000 or 7% from the same quarter in 2012.

Software license fee revenues increased 107% to $818,000 in the third quarter of 2013 from $395,000 in the third quarter of 2012.  Astea Alliance license revenues increased $435,000 or 115%, to $813,000 in the third quarter of 2013 from $378,000 in the third quarter of 2012. The increase was primarily due to several license sales in Europe.  FieldCentrix license fee revenue decreased $11,000 or 69% in the third quarter of 2013 compared to $16,000 in the third quarter of 2012. There were no new customers in 2013 or 2012 for FieldCentrix as license revenues consisted of sales of additional licenses to existing customers.

Services and maintenance revenues decreased by 7% to $4,524,000 in the third quarter of 2013 compared to $4,883,000 in the third quarter of 2012.  Astea Alliance service and maintenance revenues decreased by $203,000 or 5% compared to the third quarter of 2012.  The decrease resulted from reduced service rates on certain current projects and subscription related services such as implementation and training which may not be recognized until the customer goes live. At that time, the deferred services revenue will be recognized ratably over the remaining life of the initial contract.  Service and maintenance revenues generated by FieldCentrix decreased by $179,000 or 19% to $786,000 in the third quarter of 2013 compared to $965,000 during the same period in 2012.  The decrease is due to upgrades and special projects from existing customers that are being completed and no new license deals. Subscription service revenue in the third quarter of 2013 was $23,000.  Even though the Company signed several new Software as a Service (SaaS) customers, the revenue cannot be recognized until the customers go-live. The implementation period is expected to range from 2 to 6 months. Once the customer goes live on the SaaS solution, the revenue will then be recognized ratably over the remaining initial contractual period.

Costs of Revenues

Cost of software license fees increased 27% to $485,000 in the third quarter of 2013 from $382,000 in the third quarter of 2012.  Included in the cost of software license fees are the fixed costs of capitalized software amortization and amortization of software acquired from FieldCentrix. It also includes the cost of all third party software embedded in the Company’s software licenses which are sold to customers.  Amortization of capitalized software development costs was $457,000 for the quarter ended September 30, 2013 compared to $329,000 for the same quarter in 2012. This slight increase resulted from the amortization of newer versions of capitalized software development costs that were released in 2013. The gross margin percentage on software license sales was 41% in the third quarter of 2013 compared to (4%) in the third quarter of 2012.  The increase in the license margin resulted primarily from the increase in license revenues in 2013.

Cost of services and maintenance decreased 11% to $3,029,000 in the third quarter of 2013 from $3,388,000 in the third quarter of 2012. The decrease in cost of service and maintenance is mainly attributed to decreases in headcount of professional service personnel due to the restructuring.  The services and maintenance gross margin percentage was 33% in the third quarter of 2013 compared to 31% in the third quarter of 2012.  The decrease in services and maintenance gross margin was primarily due to the decrease in service costs partially offset by the decrease in services revenue.

Gross Profit

Gross profit increased 21% to $1,828,000 in the third quarter of 2013 from $1,508,000 in the third quarter of 2012. As a percentage of revenue, gross profit in the third quarter of 2013 was 34% compared to 29% in the third quarter of 2012. The quarter-over-quarter increase in gross profit was largely driven by an increase in license revenue of $423,000 while gross profit on professional services was flat.

Operating Expenses

Product Development

Product development expense decreased 36% to $299,000 in the third quarter of 2013 from $466,000 in the third quarter of 2012. The decrease was mainly attributable to a reduction in headcount in Israel due to the restructuring which will enable the Company to keep its development costs more in line with the size and needs of the Company.  In the third quarter of 2013, the Company continued with its current development projects focusing on completing Version 11 of its Alliance software, which was released in late September 2013. Starting in the fourth quarter of 2013, the Company will begin amortization of Version 11 capitalized development costs which will continue for the next two years. Fluctuations in product development expense from period to period result from the amount of development expense that is capitalized.  Development costs of $699,000 were capitalized in the third quarter of 2013 compared to $734,000 during the same period in 2012.  Gross product development expense was $1,042,000 in the quarter ended September 30, 2013 compared to $1,200,000 during the same quarter in 2012. The decrease is the result of cost cutting measures previously explained, partially offset by the strengthening of the Israeli Shekel by 10%, the functioning currency in our principal development center in Israel.  Product development expense as a percentage of revenues decreased to 6% for the quarter ended September 30, 2013 compared to 9% for the quarter ended September 30, 2012.

Sales and Marketing

Sales and marketing expense decreased 37% to $759,000 in the third quarter of 2013 from $1,199,000 in the third quarter of 2012. The decrease in sales and marketing expense is attributable to a decrease in selling costs related to lower sales commissions, reduced recruiting costs, lower headcount and a decrease in external marketing costs. The Company remains very diligent on controlling its marketing expenses, but strategically continues to focus on expanding its market presence through intensified marketing efforts to increase awareness of the Company’s products.  This occurs through the use of Webinars on topics relevant to the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expense was 14% in the quarter ended September 30, 2013 compared to 23% in the same period of 2012, due to the decrease in sales and marketing expenses.

General and Administrative

General and administrative expenses decreased 27% to $763,000 during the third quarter of 2013 from $1,049,000 in the third quarter of 2012. The decrease is primarily due to lower recruiting costs and lower outside consulting costs. The Company remains focused on reducing its operating costs to be more in line with the needs of the Company.  As a percentage of revenue, general and administrative expenses decreased to 14% in the third quarter of 2013 from 20% in the third quarter of 2012.

Restructuring

In order to reduce operating costs and improve efficiencies, the Company adopted a restructuring plan in June 2013 to re-organize the Company by reducing certain redundant positions within the Company, eliminating the lease in Irvine, California in order to find office space more appropriate for its needs, and reduce its product development cost to be more in line proportionately to its competitors. The plan was completed by September 30, 2013.  In July 2013, the Company announced that it was eliminating certain redundant positions in connection with its restructuring plan in Israel. The employees were eligible for separation benefits upon their termination. In September 30, 2013, the Company recorded an additional $44,000 of one-time restructuring charges associated with its operations in Israel. No other costs were incurred pursuant to the restructuring plan as of September 30, 2013.

Net Interest (Expense) Income

Net interest expense was $29,000 in the third quarter of 2013 compared to $2,000 of interest income in the third quarter of 2012.  Interest expense results from the Company’s line of credit. The Company borrowed $1,800,000 as of September 30, 2013, resulting in interest expense of $35,000.  The Company did not have this line of credit in 2012 therefore only interest income in the second quarter of 2012.  The decrease in interest income resulted primarily from a decrease in investments. As of September 30, 2013 and 2012, the Company’s investments consisted of mutual funds.

Income Tax Expense

The Company recorded a provision for income tax of $15,000 during the third quarter of 2013 compared to $18,000 during the same quarter in 2012. The reduction in tax expense resulted from a reduction in the Israel tax rate in 2013.

International Operations

The Company’s international operations contributed revenues of $2,516,000 in the third quarter of 2013, a 24% increase compared to the third quarter of 2012.  The Company’s revenues from international operations amounted to 47% of the total Company revenue for the third quarter in 2013, compared to 38% of total revenues for the same quarter in 2012.  The increase in international revenues compared to the same period in 2012 is primarily due to increases in licenses and service revenues primarily in the European region.

Net Loss

Net loss for the three months ended September 30, 2013 was $81,000 compared to a net loss of $1,222,000 for the three months ended September 30, 2012.  The improvement resulted from the significant cost cutting plans implemented by the Company.

Comparison of Nine Months Ended September 30, 2013 and 2012

Revenues

Revenues decreased $4,543,000, or 23%, to $15,300,000 for the nine months ended September 30, 2013 from $19,843,000 for the nine months ended September 30, 2012.  Software license revenues decreased 26% from the same period last year.  Service and maintenance fees for the nine months ended September 30, 2013 amounted to $13,110,000 a 22% decrease from the same period in 2012.

Software license fees revenue decreased 26% to $2,190,000 in the first nine months of 2013 from $2,972,000 in the first nine months of 2012.  Astea Alliance license revenues decreased $626,000 to $2,128,000 or 23% in the first nine months of 2013 from $2,754,000 in the first nine months of 2012. The decrease resulted from a decrease in Astea license sales in the U.S. and Asia Pacific regions, partially offset by increases in license sales in Europe and Japan.

Services and maintenance revenues decreased 22% to $13,110,000 in the first nine months of 2013 from $16,871,000 in the first nine months of 2012. Astea Alliance service and maintenance revenues were $10,538,000 for the first nine months of 2013, a decrease of 25% from $14,108,000 for the nine months ended September 30, 2012. The decrease resulted from a reduction in the number of ongoing projects as a result of fewer new license deals in the previous quarters as well as the deferral of professional services revenues on hosted projects, which must be deferred until the customer goes live. At that time, the deferred professional services revenue will be recognized ratably over the remaining life of the initial contract.  There was a decrease of 9% or $251,000 of service and maintenance revenues from FieldCentrix in the first nine months of 2013 compared to the same period last year. The decrease is due to a reduction in implementation projects compared to the same period in 2012.  Subscription service revenue in the nine months of 2013 was $61,000.  Even though the Company signed several new Software as a Service (SaaS) customers, the revenue may not be recognized until the customers go-live.

Costs of Revenues

Cost of software license fees increased 8% to $1,238,000 in the first nine months of 2013 from $1,151,000 in the first nine months of 2012. Included in the cost of software license fees is the fixed cost of capitalized software amortization. Amortization of capitalized software development costs was $1,172,000 for the nine months ended September 30, 2013 compared to $1,004,000 for the same quarter in 2012.  The software licenses gross margin percentage was 43% in the first nine months of 2013 and 61% in the first nine months of 2012. The decrease is a reflection of reduced license revenue in 2013 compared to 2012 as costs increased slightly.

Cost of services and maintenance decreased 15% to $9,319,000 in the first nine months of 2013 from $10,913,000 in the first nine months of 2012.  The decrease in cost of service and maintenance is attributed primarily to decreases in headcount in all regions, reduced travel expenses and a decrease in the use of outside consultants both in the U.S. and European locations. In addition, due to a reduction in new license sales in all regions, service revenues decreased $3,459,000 compared to the same quarter in 2012. The Company is shifting in response to customer demand, to generate more sales from its cloud solution in 2013.  This trend is expected to continue into the future.  The services and maintenance gross margin percentage decreased to 29% in the first nine months of 2013 compared to 35% in the first nine months of 2012.

Gross Profit

Gross profit decreased 39% to $4,743,000 in the first nine months of 2013 compared to $7,779,000 in the first nine months of 2012. As a percentage of revenue, gross profit was 31% in the first nine months of 2013 compared to 39% in the first nine months of 2012. The year-over-year decrease in gross profit was largely driven by a decrease in license and service revenue partially offset by a 12% reduction in cost of revenues.

Operating Expenses

Product Development

Product development expense decreased 48% to $899,000 in the first nine months of 2013 from $1,724,000 in the first nine months of 2012. The decrease was mainly attributable to a reduction in headcount in Israel resulting from the restructuring.  In the third quarter of 2013, the Company continued its current development projects, principally focusing on completing Version 11 of its Alliance software. The new version was released in late September 2013.  Starting in the fourth quarter of 2013, the Company will begin amortization of Version 11 capitalized development costs which will continue for the next two years.  Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Software development costs of $2,521,000 were capitalized in the first nine months of 2013 compared to $1,886,000 during the same period in 2012.  Gross development expense was $3,420,000 during the first nine months of 2013 compared to $3,610,000 for the same period in 2012.  Product development as a percentage of revenues was 6% in the first nine months of 2013 compared with 9% in the first nine months of 2012.  The decrease in costs relative to revenues is due to the decrease in product development expense.

Sales and Marketing

Sales and marketing expense decreased 20% to $2,991,000 in the first nine months of 2013 from $3,726,000 in the first nine months of 2012. The decrease in sales and marketing expense is attributable to a decrease in selling costs from lower sales commissions, reduced recruiting costs, lower headcount and a decrease in marketing costs. The Company continues to focus on expanding its market presence through intensified marketing efforts to increase awareness of the Company’s products, including its newest product, ServiceVision and its subscription services.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expenses was 20% in the first nine months of 2013 compared with 19% in the first nine months of 2012. The increase in costs relative to revenues is due to lower revenues in the first nine months of 2013.

General and Administrative

General and administrative expenses decreased 19% to $2,589,000 in the first nine months of 2013 from $3,182,000 in the first nine months of 2012.  The decrease is primarily due to lower recruiting costs, lower outside consulting costs, and no management bonuses.  As a percentage of revenues, general and administrative expenses were 17% for the nine months ended September 30, 2013 and 16% in the first nine months of 2012. The increase in costs relative to revenues is due to lower revenues in the first nine months of 2013.

Restructuring

Restructuring charges of $226,000 were recorded in the first nine months of 2013 compared to $0 in the same period in 2012. In order to reduce operating costs, the Company adopted a restructuring plan in June 2013 to re-organize the Company by reducing certain redundant positions within the Company, eliminating excess rental space in Irvine, California, and reducing its product development cost to be more in line with the size and needs of the Company.  As a result, the Company paid a one-time lease termination fee of $125,000 and accelerated accounting for its deferred rent to be in line with the lease termination date by paying a lease termination fee which will allow the Company to leave its lease obligation and save future rent expense by leasing less space. This resulted in a $5,000 reduction of the liability and the recognition of $106,000 related to termination benefits. As a percentage of revenues, restructuring was 1%  for the nine months ended September 30, 2013.

Net Interest (Expense) Income

Net interest expense was $32,000 in the first nine months of 2013 compared to $11,000 of interest income in the first nine months of 2012. The Company has interest expense related to its line of credit. The Company borrowed $1,800,000 in the first nine months of 2013 resulting in interest expense of $35,000.  The Company did not have this line of credit in 2012 therefore only interest income in the first six months of 2012.  The decrease in interest income resulted primarily from a decrease in investments.   As of September 30, 2013 and 2012, the Company’s investments consisted of mutual funds.

Income Tax Expense

The Company recorded a provision for income tax of $60,000 for the nine months ended September 30, 2013 compared to $54,000 for the nine months ended September 30, 2012. The increase resulted from the U.S. alternative minimum taxes, offset by a decrease in the Israel tax rate in 2013.

Net Loss

Net loss for the nine months ended September 30, 2013 was $2,054,000 compared to a net loss of $896,000 for the nine months ended September 30, 2012.  The increase in the net loss is a direct result of a decrease in license and service revenues  partially offset by a decrease in operating costs of 22%.

Liquidity and Capital Resources

    Operating Activities

The Company used $2,000 of cash for operating activities in the first nine months of 2013 compared to generating $737,000 in cash for the first nine months of  2012. The decrease in operating cash of $739,000 was due to an increase in net loss of $1,158,000, a decrease in accounts receivable of $1,103,000 and an increase in prepaid expenses of $75,000, partially offset by an increase in accounts payable of $1,044,000, a decrease of $474,000 in deferred revenue, and an increase in other assets of $6,000. In addition, there was an increase of $73,000 related to certain non-cash activities.

    Investing Activities

The Company used $2,481,000 for investing activities in the first nine months of 2013 compared to $1,663,000 used in the first nine months of 2012. The increase in cash used for investing activities is principally attributable to an increase of $635,000 in capitalized software development costs, a decrease in the sale of short term investments of $355,000 offset by a decrease in capital expenditures of $155,000, and a decrease in long term restricted cash of $17,000 compared to the first nine months of 2012.

Financing Activities

The Company generated $1,559,000 in cash from financing activities in the first nine months of  2013 compared to using $174,000 in the first nine months of 2012. In the second quarter of 2013, the Company entered into a Revolving Loan Agreement and associated Revolving Promissory Note with the CEO which provided an unsecured revolving line of credit to the Company for $2,000,000. As of September 30, 2013, the Company   borrowed $1,800,000 under the revolving line of credit. In addition, in the first nine months of 2012 the Company generated $51,000 from the exercise of stock options.  There were associated costs with setting up the line of credit for $16,000 that will be amortized to interest expense over the life of the loan or two years. During the first nine months of 2012, the Company did not have any borrowings. The only other financing expenditures were payments of preferred stock dividends of $225,000 in both 2013 and 2012.

The cash effect of exchange rates on the U.S. dollar related to most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, provided an outflow of $166,000 in 2013 compared to an inflow of $27,000 in 2012.

The Company has projected revenues for the remainder of 2013 and into 2014 that will generate enough funds to sustain its continuing operations.  However, due to  unanticipated delays in the signing of certain license agreements and the cash flow timing impact of the Company’s planned conversion to a subscription-based business model, it was determined that the Company needed additional liquidity in the near term and as a result entered into a line of credit with the CEO (Note 6) for $2,000,000. As of September 30, 2013 the Company had borrowed $1,800,000 against the line of credit. In addition, in order to improve efficiencies and eliminate certain costs the Company developed a restructuring plan in order to reorganize the Company to be more profitable in the future. The plan was announced in June 2013 (Note 7).   The Company does not plan any significant capital expenditures in 2013.  In addition, it does not anticipate that its operations or financial condition will be affected materially by inflation.

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

●
The Company’s quarterly operating results have varied in the past, and may vary significantly in the future depending on factors such as the size, timing and recognition of revenue from significant orders, the timing of new product releases and product enhancements, and market acceptance of these new releases and enhancements, increases in operating expenses, and seasonality of its business.

●
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

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2013, the Company’s investments consisted of mutual funds.  The Company does not expect any material loss with respect to its investment portfolio.  In addition, the Company does not believe that a 10% change in interest rates would have a significant effect on its interest income.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency. For the nine months ended September 30, 2013, approximately 39% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4.            CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASTEA INTERNATIONAL INC.

Date: November 14, 2013	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	/s/Rick Etskovitz
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