Form 10-K
period 2013-12-31
ASTEA INTERNATIONAL INC
filed 2014-03-31
CIK 945989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K
(Mark One)
☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 0-26330
__________________________
ASTEA INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	23-2119058
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

240 Gibraltar Road, Horsham, Pennsylvania	19044
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 682-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:
Common Stock, $0.01 Par Value Per Share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐	No ☑

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 if the Exchange Act.)
Yes ☐	No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2013 (based on the closing price of $2.03 as reported by the Capital Market of The NASDAQ Stock Market LLC as of such date) was $2,659,121.  For purposes of determining this amount only, the registrant has defined affiliates of the registrant to include the executive officers and directors of registrant and holders of more than 10% of the registrant’s common stock on June 28, 2013.

As of March 20, 2014, 3,587,299 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Item 1.           Business.

General

Astea International Inc. and subsidiaries (collectively “we,” “us,” “Astea” or the “Company”) develop, market and support service management software solutions, which are licensed to companies that sell and service equipment, and/or sell and deliver professional services. Companies invest in Astea’s software and services to automate enterprise business processes for purposes of revenue enhancement, cost containment, operational efficiency improvement, and the expansion of their awareness of operational performance through analytical reporting.  Customers’ return on investment from implementing Astea’s solutions is achieved through more efficient management of information, people, processes and cash flows, which we believe increases competitive advantage and customer satisfaction as well as top-line revenue and profitability.

Astea’s solutions are used in industries such as information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail/point-of-sale equipment, HVAC (heating, ventilation, air conditioning), office equipment, imaging systems, fire & security, gaming/leisure equipment, facilities management, telecommunications and other related industries with equipment sales and service requirements. Astea’s strong focus on enterprise solutions for organizations that sell and deliver services is a unique industry differentiator that draws upon the Company’s extensive industry experience and core expertise.

Founded in 1979,  Astea is known throughout the industry, largely from its proven success as a provider of software solutions for field service management. Astea has since expanded its product portfolio to also include integrated management applications for sales and marketing, multi-channel customer contact centers, third party vendor management and professional services automation.

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

Astea’s software has been licensed to approximately 650 companies worldwide. Customers range from mid-size organizations to large, multinational corporations with geographically dispersed locations around the globe. The Company markets and supports its products through a worldwide network of direct and indirect sales and services offices with corporate headquarters in the United States and regional headquarters in the United Kingdom, Australia and Japan.  Sales partners include distributors (value-added resellers, system integrators and sales agents) and original equipment manufacturing partners (“OEM partners”). See Note 15 to the Consolidated Financial Statements Geographic Segment Data for revenues, income (loss) from operations and long lived assets related to each of the Company’s geographic operating regions for the past two years.

In addition to its own product development that is conducted at Company facilities in the United States and Israel, Astea participates in contractual relationships with complementary technology companies in order to reduce time-to-market with new product capabilities and continually increase its value proposition to customers. The Company’s product strategies are developed from the collective feedback from customers, industry consultants, technology partners and sales partners, in addition to its internal product management, professional services, and development teams.  Astea also works with its active user community who closely advises and participates in ongoing product development efforts.

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

Astea Alliance has been designed to address the complete service lifecycle, from lead generation and project quotation to service and billing through asset retirement.  It integrates and optimizes critical business processes for Campaigns, Call Center, Depot Repair, Field Service, Logistics, Projects and Sales and Order Processing applications.  Astea extends its application suite with mobile workforce management, dynamic scheduling optimization, third party vendor and customer self-service portals, and business intelligence.  In order to ensure customer satisfaction and quick return on investment, Astea also offers infrastructure tools and services.

In September 2013 the latest software version, Astea Alliance 11.0 was released. With this release, Astea introduced an abundance of new features and enhancements that were developed based on three primary concepts; optimizing and streamlining processes, enabling proactive service insight and intelligence at every level, and significantly increasing ease of use and customizations without technical skills. Accelerated revenue growth, proactive intelligence, productivity and process optimization, enriched employee interaction experience, and increased customer satisfaction are just a few of the advantages organizations will be able to achieve with this new release. Astea Alliance is available either on-premise or in the cloud, allowing every company to choose the right offering that aligns with their strategy and IT ecosystem.

Below are just a fraction of the features and enhancements in Astea Alliance 11.0 that accelerates innovation to transform the way companies provide exemplary service:

•
Productivity and Process Optimization –When it comes to workforce management, having too many or too few resources can dramatically impact a service organization’s ability to provide superior service. With Astea’s new Workforce Planning module, organizations will be able to ensure that they have the right amount of resources, with the right skill sets, at the right time, in the right geography to meet demand while optimizing resources and costs. Service organizations will be able to create, monitor and proactively adjust plans, in real-time, to ensure optimal resource utilization across the organization. When it comes to empowering the technician in the field and improving productivity, Astea has consistently delivered. Now, Astea has shifted the focus on enabling the technician to become a source of new revenue generation by enabling the technician to identify, quote, and sell products and services while on site at the customer. Additionally, Astea has developed extensive process optimization facilities pervasive throughout their entire solution suite. By adding more workflow wizards, increasing “one click” updates, and further compressing processes, service organizations will be able to increase efficiencies and provide faster service to their customers.

•
Proactive Service Insight and Intelligence at Every Level – Astea has developed Smart Checklist functionality that will provide organizations with the ability to create unlimited, conditional branching checklists and learning guides that can assist the back office or technician in the field to accurately diagnose, troubleshoot, record key information, follow instructions based on specific responses, and ultimately resolve the issue the first time. When it comes to enabling intelligence, Astea has a long history of providing embedded dashboards and contextual reports throughout the application. With this latest release, Astea is extending its powerful reporting and business intelligence framework. Delivering easy-to-use report creation and end-user personalization capabilities, without needing any technical or programming skills, will provide even more meaningful and relevant metrics and key performance indicators at every level. Astea has also introduced innovative Operational Heatmaps that combine geographic data with business and demographic data for highly interactive dashboard visualizations that enrich understanding and lead towards rapid identification of key insights for better decision making across the service enterprise.

•
Ease of Use, Customizations without Code, and Connecting with the Enterprise – By leveraging Astea’s intuitive, point and click interface, non-programmers can easily customize without code to quickly adapt the solution to the dynamic needs of their business. Additionally, Astea’s HTML5 mobile platform users can leverage the groundbreaking Mobile Options Editor tool to modify the mobile application without needing technical skills or learning a separate development application. When it comes to sharing information with existing ERP, CRM or other solutions, Astea provides an extensible platform that is designed to easily integrate with existing systems within a company’s infrastructure. Astea has added numerous plug-and-play connectors to ensure that relevant information is shared and exchanged across the enterprise. The newest connectors that have been added to their existing portfolio of integrations are: Salesforce.com, Oracle JDEdwards, Microsoft Dynamics (CRM, AX, NAV, GP), and Quickbooks.

ServiceAlliance and SalesAlliance, the earliest versions of Astea Alliance solutions, were the Company’s initial technology offerings following a long and highly successful history with its DISPATCH-1 legacy system solutions.  Astea Alliance solutions have been licensed to over 300 customers worldwide. Market acceptance of Astea Alliance by global and regional companies has continually increased since 2002 and the Company has aggressively pursued opportunities for larger system implementations with mid-size to large enterprises on a worldwide basis.

The current Astea Alliance offering consists of:

•	Core Applications
•	Mobile Applications
•	Extended Portals
•	Reporting and Business Intelligence
•	Tools

Astea Alliance Core Applications:

Alliance Contact Center
Alliance Depot Repair
Alliance Field Service
Alliance Logistics
Alliance Marketing Campaigns
Alliance Order Processing
Alliance Professional Services
Alliance Sales
Alliance Dynamic Scheduling Engine
Alliance Workforce Planning

Astea Alliance Mobile Applications:

Alliance Mobile – Laptop & Smartphones & Tablets
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

Alliance Workforce Planning

Workforce Planning assists in forecasting workforce requirements based on planned and unplanned orders and tracks actual results against the plan.  Multiple workforce plans can be created, and plans can be maintained for different groups of resources and/or different planning periods. The Workforce planning module is flexible and can be leveraged to create plans that are comprised of days dedicated to only unplanned work, or the workforce can be allocated a percentage of planned work to be accomplished. Workforce demands for service technicians are not always consistent from period to period or from branch to branch.  This creates a surplus of manpower in some locations and a shortage in others.  Based on an Alliance Workforce plan, personnel can be temporarily transferred to another branch or action group to take care of the workload. A workforce plan shows the daily available hours for labor, and compares these to the daily activities from both planned and unplanned selected sources, including PM schedules, field change orders, project demands, committed sales orders and unplanned work.  Plans can be frozen to compare actual time spent against the frozen plan to track performance.

Astea Alliance Mobile Applications

Astea’s Alliance Mobility Suite consists of Alliance Mobile Select, which is Astea’s original mobile solution supporting Windows Mobile devices and Windows laptops, and the newest addition, Alliance Mobile Universal. Alliance Mobile Universal is optimized to operate with the latest devices in the market including Android smartphones and tablets, iPhones, and iPads.  Organizations can choose the device that works best for their environment and still be able to leverage the most powerful mobile solution designed specifically for the way field technicians work. Astea’s Alliance Mobility Suite leverages the latest HTML5 technology to deliver a sleek and innovative user interface while still providing the ability for mobile workers to continue working whether they are in or out of wireless coverage. Field service technicians’ days are transformed by receiving work orders which are automatically sent to the device, being able to view asset and service history; customer, account and job site information; contract and warranty information; receiving step-by-step guidance to complete the job; capturing customer signature; and completing work orders for invoicing. The real-time connectivity integrates field sales and service activity with automated front-office processes and eliminates the time, costs, procedural delays and errors of paper reporting. Expected benefits include reduced field administration costs; electronic data sharing among field and in-house personnel; improved speed, accuracy, content and compliance of field reporting; faster sales order processing and customer service invoicing; and other operational efficiencies.

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

Alliance Knowledge Base

Alliance Knowledge Base provides powerful and scalable enterprise search functionality for corporate content, across a network or on a portal, intranet or Internet site. Delivering single-point access to enterprise-wide data collections; full-text searches can be conducted quickly and easily across disparate data sources, from a single PC to corporate networks, intranets, extranets, websites and portals, improving knowledge retention and sharing across the organization. Alliance Knowledge Base offers advanced functionality for entering queries and results navigation to help users quickly find the information they need. Alliance Knowledge Base can provide user-friendly access to a vast range of information, including product manuals, technical support documentation, maintenance histories, repair notes, announcements, and much more. With search functionality, Alliance Knowledge Base becomes much more than simply an operations tool; it provides organizations the capability to share all sorts of information, improve problem resolution times, and improve the quality of decision-making across an organization.

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

FieldCentrix Enterprise Suite

The FieldCentrix Enterprise is a service management solution that runs on a wide range of mobile devices, and integrates seamlessly with popular customer relationship management (“CRM”) and ERP applications.  Add-on features include a web-based customer self-service portal, workforce management capabilities, and equipment-centric functionality.   FieldCentrix has licensed applications to companies in a wide range of sectors including HVAC, building and real estate services, manufacturing and process instruments and controls, and medical equipment.

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

FX Mobile

FX Mobile is a workflow software product that uses wireless communications technology with handheld computers, laptops, and PDA’s to automate field service processes and should help field service personnel do their jobs better and faster.  FX Mobile leverages the latest HTML5 technology, optimized for the latest devices such as Android, iPhone and iPad, to deliver a sleek and innovative user interface while still providing the ability for mobile workers to continue working whether they are in or out of wireless coverage.  With FieldCentrix’s technology, field service workers are be able to complete their work, uninterrupted, regardless of wireless coverage.  Along with FX Service Center, FX Mobile eliminates the manual inefficiencies and paperwork that can overwhelm service technicians and an organization’s business.  With FX Mobile, service technicians receive work orders electronically on their mobile devices.  It then guides them, screen by screen, through the job – prompting them to perform standard tasks, take notes, and even record future recommended repairs or activities.  With FX Mobile, field service personnel can now spend their time in the field, better serving customers, generating new business, and increasing organizations’ bottom lines.  FX Mobile is an international offering that supports various languages, as well as currencies, measurement systems and time zones.

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

Astea Client Services

Professional Services:

Astea’s typical professional services engagement includes planning, prototyping and implementing of Astea’s products within the client’s organization.  Some customers may require customization, but they are relatively insignificant.

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

The next integral phase in the professional services engagement is the implementation phase, in which Astea’s professional services personnel work with the client to develop detailed data mapping, conversions, interfaces and other technical and business processes necessary to integrate Astea’s solutions into the customer’s computing environment.  Ultimately, education plans are developed and executed to provide the customer with the process and system knowledge necessary to effectively utilize the software and fully implement the solution.  Professional services are generally charged on an hourly or daily basis.

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

Following the Go Live, Astea professional services engages the customer in the Assessment Phase.  During this effort, the delivered system is assessed to validate benefits, analyze processes to measure key performance indicators, document and understand lessons learned.  To perform these assessments, Astea consultants collect and analyze the planned benefits, processes used to capture and report on the key performance indicators, and document the lessons learned from all phases of the implementation.  An action plan is then developed from the lessons learned and key performance indicators for use in future phases and/or releases.

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

Customers

The Company estimates that it has sold licenses to approximately 650 customers ranging from small, rapidly growing companies to large, multinational corporations with geographically dispersed operations and remote offices. The broad applicability of the Company’s products is demonstrated by the wide range of companies across many markets and industries that use one or more of Astea’s products, including customers in information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail/point-of-sale systems equipment, HVAC (heating, ventilation, air conditioning), office automation equipment, imaging systems, fire & security, gaming/leisure equipment, facilities management, telecommunications and other related industries with equipment sales and service.  In 2013 and 2012 there was no one customer that accounted for 10% or more of total revenues

Sales and Marketing

The Company markets its products through a worldwide network of direct and indirect sales and services offices with corporate headquarters in the United States and regional headquarters in the United Kingdom (Europe, Middle East and Africa Operations), Japan and Australia (Asia Pacific Operations).  Sales partners include distributors (value-added resellers, system integrators and sales agents) and OEM partners.  The Company actively seeks to expand its reseller network and establish an international indirect distribution channel targeted at the mid-market tier.  See Risk Factors - “Need to Expand Indirect Sales.”

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

Astea’s international sales accounted for 39% of the Company’s revenues in 2013 and 40% of the Company’s revenues in 2012.  See Risk Factors —“Expansion of International Sales.”

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

The Company uses widely accepted commercially available application development tools from Microsoft Corporation. These software tools provide the Company’s customers with the flexibility to deploy Astea’s products across a variety of hardware platforms, operating systems and relational database management systems. The latest Astea Alliance solution suite are engineered for existing and emerging Microsoft technologies such as Microsoft.NET Framework, Visual Studio 2012, Windows Presentation Framework (WPF), Internet Information Server (IIS), and supports Windows 7, Windows 8, Windows Server 2012, MS SQL 2012, and BizTalk Server. Astea Alliance also supports deployments in both on-premise as well as cloud environments by leveraging a multi-tenant architecture. This multi-tenant architecture supports running the application using one set of hardware/software, serving multiple client organizations (tenants). The computing resources and application code are generally shared between all the tenants on a server. Each tenant has its own set of data that remains logically isolated from data that belongs to all other tenants.

In addition to product development that is conducted at Company facilities in the United States and Israel, Astea may participate in contractual relationships with complementary technology companies to reduce time-to-market with new product capabilities in order to continually increase its value proposition to existing and prospective customers.

The Company’s expense for product development for the years ended December 31, 2013 and 2012 was $1,349,000 and $2,075,000, respectively. These expenses amounted to 7% and 8% of total revenues for 2013 and 2012, respectively.  The Company’s capitalized software development costs were $3,021,000 and $2,704,000 in 2013 and 2012, respectively.  Capitalized software development costs increased $317,000 in 2013 compared to an increase of $218,000 in 2012 principally due to the capitalization of the costs related to the development of Alliance Mobile Universal,  Astea Alliance Version 11.0, and functionality enhancements to prior released versions of Astea Alliance.    The Company anticipates that it will continue to allocate substantial resources to its development effort for the upgrade of its suite of products.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Risk Factors — “Need for Development of New Products.”

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

Employees

As of December 31, 2013, the Company, including its subsidiaries, had a total of 156 full-time employees worldwide, 81 in the United States, 13 in the United Kingdom, 4 in the Netherlands, 40 in Israel, 8 in Australia and 10 in Japan.  In addition, we have 5 part-time employees, 2 in the United States, and 3 in Israel.  The Company’s future performance depends, in significant part, upon the continued service of its key technical and management personnel and its continuing ability to attract and retain highly qualified and motivated personnel in all areas of its operations.  See Risk Factors — “Dependence on Key Personnel; Competition for Employees.” None of the Company’s employees is represented by a labor union.  The Company has not experienced any work stoppages and considers its relationships with its employees to be good.

Corporate History

The Company was incorporated in Pennsylvania in 1979 under the name Applied System Technologies, Inc.  In 1992, the Company changed its name to Astea International Inc.  Until 1986, the Company operated principally as a software-consulting firm, providing professional software consulting services on a fee for service and on a project basis.  In 1986, the Company introduced its DISPATCH-1 product.  In November 1991, the Company’s sole stockholder acquired the outstanding stock of The DATA Group Corporation (“Data Group”), a provider of field service software and related professional services for the mainframe-computing environment.  Data Group was merged into the Company in January 1994.  In February 1995, the Company and its sole stockholder acquired the outstanding stock of Astea Service & Distribution Systems BV (“Astea BV”), the Company’s distributor of DISPATCH-1 and related services in Europe.  In May 1995, the Company reincorporated in Delaware.  In July 1995, the Company completed its initial public offering of Common Stock.  In February 1996, the Company merged with Bendata, Inc.  In June 1996, the Company acquired Abalon AB.  In September 1998 (effective July 1, 1998), the Company sold Bendata, Inc.  In December 1998, the Company sold Abalon AB. In December 1997, the Company introduced ServiceAlliance and in October 1999, SalesAlliance.  Both products were subsequently re-engineered into components of the AllianceEnterprise suite which was introduced in 2001. Through 2001 and into 2002, the Company rebuilt its product functionality for Web-based applications and in August 2003 introduced Astea Alliance version 6.  The Company released a new system architecture based on Microsoft.NET during the third quarter of 2004.  On September 21, 2005, the Company acquired substantially all the assets and certain liabilities of FieldCentrix, Inc.   In the first quarter of 2010, the Company delivered Astea Alliance version 10.0. In 2011, Astea launched Alliance Mobile Universal to deliver enterprise functionality optimized for the latest devices such as Android, iPhone and iPad leveraging the latest HTML5 technology.  In 2012, Astea launched Astea ServiceVision a comprehensive cloud-based service management and mobility solution tailored for small to midsize businesses. Astea ServiceVision provides powerful functionality at a low-cost, subscription-based price model with implementations measured in weeks instead of months. Astea’s ServiceVision solution meets a major need in the industry: providing complete field service management and mobile functionality in a low-risk, cloud environment, enabling faster return on investment. In 2013, the latest software version, Astea Alliance 11.0 was released. With this release, Astea introduced an abundance of new features and enhancements that were developed based on three primary concepts; optimizing and streamlining processes, enabling proactive service insight and intelligence at every level, and significantly increasing ease of use and customizations without technical skills. Accelerated revenue growth, proactive intelligence, productivity and process optimization, enriched employee interaction experience, and increased customer satisfaction are just a few of the advantages organizations will be able to achieve with this new release. Astea Alliance is available either as an on-premise or cloud application, allowing every company to choose the right offering that aligns with their strategy and IT ecosystem.

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

History of Net Losses

The Company has a history of net losses. In 2013, the Company generated a net loss of $3.0 million compared to a net loss of $0.2 million generated in 2012.  In 2011, the Company generated net income of $0.7 million.  Prior to 2011, the Company generated a net loss of $1.6 million and $0.9 million in 2010 and 2009, respectively.  As of December 31, 2013, stockholders’ equity is approximately $1.8 million, which is net of an accumulated deficit of approximately $28.9 million.  Moreover, the Company expects to continue to incur additional operating expenses for research and development and invest in software development costs to achieve its projected revenue growth.  There is no assurance that the Company may be able to achieve the necessary revenue growth or profitability in the future.  If the Company does not attain or sustain profitability or raise additional equity or debt in the future, the Company may be unable to continue its operations.

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

Rapid Technological Change

In the software industry there is a continual emergence of new technologies and continual change in customer requirements.  Because of the rapid pace of technological change in the application software industry, the Company’s current market position could be rapidly eroded by product advancements.  In order to remain competitive, the Company must introduce new products or product enhancements that meet customers’ requirements in a timely manner.  If the Company is unable to do this, it may lose current and prospective customers to competitors.

The Company’s application environment relies primarily on software development tools from Microsoft Corporation.  If alternative software development tools were to be designed and generally accepted by the marketplace, we could be at a competitive disadvantage relative to companies employing such alternative developmental tools.

While the Company has licensed Astea Alliance to over 300 companies worldwide from 1998 through 2013, and more than 50 companies for the FieldCentrix suite supported by the Company since September 2005, revenues from sales of both Astea Alliance and FieldCentrix may not be sufficient to support the expenses of the Company.  The Company’s future success will depend mainly on its ability to increase licensed users of both the Astea Alliance suite and FieldCentrix offerings, on developing new products and product enhancements to complement its existing product offerings, on its ability to continue to generate professional services, support and maintenance revenues to Astea Alliance and FieldCentrix customers and on its ability to control its operating expenses.  Any failure of the Company’s products to achieve or sustain market acceptance, or of the Company to sustain its current position in the CRM software market due to rapid technological changes, would have a material adverse effect on the Company’s business and results of operations.  There can be no assurance that the Company will be able to increase demand for Astea Alliance and FieldCentrix products, maintain an acceptable level of support and maintenance revenues or to lower its expenses, thereby avoiding future losses.

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

Our Sales Cycles Can be Long, Unpredictable and Require Considerable Time and Expense, Which May Cause our Operating Results to Fluctuate

The timing of our revenue from sales to customers is difficult to predict. These efforts require us to educate our customers about the use and benefit of our services, including the technical capabilities and potential cost savings to an organization. customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, typically between four and twelve months. We spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales. In addition, service subscriptions are frequently subject to budget constraints and unplanned administrative, processing and other delays. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our results could fall short of public expectations, and our business operating results and financial condition could be adversely affected from quarter to quarter.

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

Impairment of Intangible Assets

We have significant intangible assets, including goodwill with an indefinite life, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. Our identifiable intangible assets except for goodwill, are amortized on a straight-line basis over their estimated useful lives. We assess the potential impairment of intangible assets on at least an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment of such assets, include the following:

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

Part of our Business is Dependent on Market Demand for, and Acceptance of, the Cloud-based Model for the Use of Software

We derive, and expect to continue to derive a growing percentage of our revenue from the sale of cloud-based services. As a result, widespread acceptance and use of the cloud-based business model is critical to our future growth and success. Under the perpetual or periodic license model for software procurement, users of the software typically run applications on their hardware. Because companies are generally predisposed to maintaining control of their IT systems and infrastructure, there may be resistance to the concept of accessing the functionality that software provides as a service through a third party. If the market for cloud-based, software solutions ceases to grow or grows more slowly than we currently anticipate, demand for our services could be negatively affected.

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

Limited Number of Data Centers to Deliver our Cloud Services

We host our cloud-based software using several third-party data center facilities.  We do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer to other data center facilities, and we may incur significant costs and possible service interruption in connection with a transfer of this type.

Any changes in third-party service levels at our data centers or any errors, defects, disruptions or other performance problems with our services could harm our reputation and may damage our customers’ businesses. Interruptions in our services might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, cause customers to terminate their subscriptions or harm our renewal rates.

Our data centers are vulnerable to damage or interruption from human error, intentional bad acts, pandemics, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism, or vandalism or other misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services.

Our Success Depends on Our Customers’ Continued High-speed Access to the Internet

Because our cloud services are designed to work over the Internet, our revenue growth depends on our customers’ high-speed access to the Internet, as well as the continued maintenance and development of the Internet infrastructure. The future delivery of our cloud services will depend on third-party Internet service providers to expand high-speed Internet access, to maintain a reliable network with the necessary speed, data capacity and security, and to develop complementary products and services, including high-speed modems, for providing reliable and timely Internet access and services. The success of our business directly depends on the continued accessibility, maintenance and improvement of the Internet as a convenient means of customer interaction, as well as an efficient medium for the delivery and distribution of information by businesses to their employees. All of these factors are out of our control.

To the extent that the Internet continues to experience increased numbers of users, frequency of use or bandwidth requirements, the Internet may become congested and be unable to support the demands placed on it, and its performance or reliability may decline. Any future Internet outages or delays could adversely affect our ability to provide cloud services to our customers.

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

Expansion of International Sales

Astea’s international sales accounted for 39% of the Company’s revenues in 2013 and 40% in 2012.  The Company expects that international sales will continue to be a significant component of its business.  In the Company’s efforts to expand its international presence, it will face certain risks, which it may not be successful in addressing.  These risks include:

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

Failure to Satisfy a Continued Listing Rule per NASDAQ Requirements

Per NASDAQ listing requirements, the Company must maintain a minimum size audit committee of at least 3 independent members and the majority of the board be comprised of independent directors.  In February 2014, one of the independent directors resigned from the board of directors and audit committee.  As a result, the Company received notice from NASDAQ that it no longer met these requirements.  The Company has until the later of 6 months from the date of resignation of its board member or the next annual meeting of shareholders to satisfy this listing rule. The Company fully intends to satisfy this requirement by the necessary date.

The second potential compliance issue requires a minimum stockholders’ equity of $2,500,000 in order to satisfy a continued listing rule per NASDAQ requirements.  Based upon the 2013 results, Astea’s stockholders’ equity fell below the minimum listing requirement threshold.  This may trigger a notice of non-compliance from NASDAQ.  We would then have to provide an acceptable plan to regain compliance to NASDAQ, which may or may not be granted at their discretion.  Astea is evaluating various options to ensure compliance.

We may be required to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by NASDAQ to maintain adequate levels of equity to support our operations. NASDAQ equity rules establish minimum equity requirements.  We may at some point need to raise additional capital to support our operations and meet the required NASDAQ requirements. Our ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, we may become subject to adverse regulatory actions or restrictions, and limitations on growth of our operations. In addition, if we decide to raise additional equity capital, our shareholders’ ownership interest in the Company could be diluted.

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

Item 1B.        Unresolved Staff Comments.

None

Item 2.           Properties.

The Company’s headquarters  are located in a leased facility of approximately 23,000 square feet in Horsham, Pennsylvania which runs through April 2017. The Company also leases facilities for operational activities in Irvine, California; Arnhem, Netherlands; and Karmiel, Israel, and for sales and customer support activities in Maidenhead, England; Tokyo, Japan; and North Sydney, Australia.  The Company believes that suitable additional or alternative office space will be available in the future on commercially reasonable terms as needed.

Item 3.           Legal Proceedings.

None

Item 4.           Mine Safety Disclosures.

None

PART II

Item 5.           Market  for  Registrant’s  Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is traded on Capital Market of The NASDAQ Stock Market, LLC (“NASDAQ”) under the symbol “ATEA.”    The following table sets forth the high and low sale prices for the Common Stock as reported by the NASDAQ for the past two fiscal years:

2013	High	Low
First quarter	$4.09	$2.42
Second quarter	3.65	2.00
Third quarter	3.20	1.92
Fourth quarter	3.36	2.45

2012	High	Low
First quarter	$6.07	3.20
Second quarter	3.84	2.45
Third quarter	4.99	3.12
Fourth quarter	4.71	2.34

As of March 20, 2014, there were approximately 36 holders of record of the Company’s Common Stock.  On March 20, 2014, the last reported sale price of the Common Stock as reported by NASDAQ was $3.00 per share. The Company currently has outstanding 826,000 shares of convertible preferred stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants & Rights	Weighted Average Exercise Price of Outstanding Options, Warrants & Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	666,000	$3.92	395,000
Equity compensation plans not approved by security holders	-	-	-
Total	666,000	$3.92	395,000

Stock Performance Graph

The following graph compares the percentage change in cumulative total stockholder return on the Common Stock during the period from December 31, 2008 through December 31, 2013 with cumulative total return on (i) a  peer group that includes all organizations in the Company’s Standard Industrial Classification (SIC) Code 7372-Prepackaged Software, (ii) the NASDAQ Composite Index, and (iii) the S&P Smallcap 600 Index.  The comparison assumes that $100 was invested on December 31, 2008 in the Common Stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any.

Item 6.           Selected Financial Data.

Years ended December 31,	2013	2012	2011	2010	2009
(in thousands, except per share data)
Consolidated Statement of Income Data
Revenues:
Software license fees	$2,809	$4,796	$6,704	$4,961	$2,665
Services and maintenance	17,528	21,594	19,883	16,425	17,438
Total revenues	20,337	26,390	26,587	21,386	20,103
Costs of revenues:
Cost of software license fees	1,846	1,526	1,830	2,037	1,926
Cost of services and maintenance	12,456	14,048	12,987	11.070	10,496
Total cost of revenues	14,302	15,574	14,817	13,107	12,422
Gross profit	6,035	10,816	11,770	8,279	7,681

Operating expenses:
Product development	1,349	2,075	2,724	3,041	2,283
Sales and marketing	3,915	4,982	4,558	3,701	3,445
General and administrative	3,391	4,095	3,572	3,166	2,815
Restructuring	226	-	-	-	-
Total operating expenses	8,881	11,152	10,854	9,908	8,543

(Loss) income from operations before interest and taxes	(2,846)	(336)	916	(1,629)	(862)
Interest (expense) income	(67)	14	27	92	38

Loss (income) from operations before income taxes	(2,913)	(322)	943	(1,537)	(824)
Income tax expense (benefit)	83	(84)	270	33	75
Net (loss) income	(2,996)	(238)	673	(1,570)	(899)
Preferred dividend	300	300	300	286	290

Net (loss) income available to common stockholders	$(3,296)	$(538)	$373	$(1,856)	$(1,189)
Basic and diluted net (loss) income per share	$(0.92)	$(0.15)	$0.10	$(0.52)	$(0.33)
Shares used in computing basic (loss) income per share	3,594	3,574	3,562	3,555	3,554
Shares used in computing diluted (loss) income per share	3,594	3,574	3,720	3,555	3,554
Consolidated Balance Sheet Data at December 31,

Working (deficit) capital	$(3,790)	$(1,611)	$(157)	$192	$1,111
Total assets	13,900	14,705	16,728	14,300	14,270
Long-term debt, less current portion	2,000	-	-	-	-
Accumulated deficit	(28,945)	(25,743)	(25,424)	(26,062)	(23,903)
Total stockholders’ equity	1,829	5,149	5,460	4,857	6,486

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

The Company generates revenues from three sources:  software license fees for its software products, subscriptions services from its cloud services, and services and maintenance revenues from professional services, which includes consulting, implementation, training and maintenance related to those products.

Software license fees accounted for 14% of the Company’s total revenues in 2013, which was divided between sales of Astea Alliance at 97% and FieldCentrix at 3%.  Software license fee revenues also include some fees from the sublicensing of third-party software, primarily knowledge management, mapping and analytical software licenses.  Typically, customers pay a license fee for the software based on the number of licensed users.  Depending on the contract terms and conditions, software license fees are recognized as revenue upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable.  If significant vendor obligations exist at the time of delivery or if the product is subject to uncertain customer acceptance, revenue is deferred until no significant obligations remain and/or acceptance has occurred.

We provide several Software-as-a-Service ("SaaS") solutions which generate revenue from cloud subscription services. Our SaaS customers typically purchase three year license subscriptions, but occasionally will purchase annual license subscriptions.  During 2013, we added subscription based customers.   However, we are unable to recognize any revenue from SaaS sales until the customer goes live. Some of the SaaS projects went live in the last quarter of 2013 allowing us to recognize revenue of $153,000.   It generally takes several months for the customer to go live.

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

Maintenance fees are typically paid to the Company under written agreements entered into at the time of the initial software license sale.  Maintenance revenue, which is generally invoiced annually, is recognized ratably over the term of the agreement.

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

In subscription based arrangements, even though customers use the software element, they generally do not have a contractual right to take possession of the software at any time during the hosting period without significant penalty to either run the software on its own hardware or contract with an unrelated third party to host the software. Accordingly, these software as a service (SaaS) arrangements, including the software license fees within the arrangements, are accounted for as subscription services provided all other revenue recognition criteria have been met.  The revenue is recognized on a straight-line basis over the lifetime of the contract. A SaaS contract is generally 1 to 3 years. In accordance with generally accepted accounting principles, the Company may not recognize any SaaS revenue before the services go live, to ensure that the revenue will match the use of services. The implementation period can be anywhere between 2 and 6 months. When upfront implementation, consulting and training services are bundled with the subscription based arrangement, the services are recognized over the life of the initial contract.

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

For the twelve months ended December 31, 2013 and 2012, the Company recognized $20,337,000 and $26,390,000, respectively, of revenue related to software license fees and services and maintenance. In addition, included in service revenue in the first twelve months of 2013 is subscription service revenue, of which the Company recognized $153,000.

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

Sales and Marketing

Sales and marketing costs include compensation, commissions and benefits paid to our sales and marketing teams, telecommunication costs, travel costs, marketing and sales costs, professional fees and facility costs.

General and Administrative Costs

General and administrative costs include salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, external accounting and audit costs, bad-debt expense, professional fees, corporate facility costs, Board of Director expenses and other costs associated with being a public company.

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

Deferred Revenue

Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized.  This generally results from post-contract support, software installation, subscription fees for hosting, consulting and training services not yet rendered or license revenue which has been deferred until all revenue recognition requirements have been met or services are performed.

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

Unbilled receivables are established when revenue is deemed to be recognized based on the Company’s revenue recognition policy, but due to contractual restraints over the timing of invoicing, the Company does not have the right to invoice the customer by the balance sheet date.

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

Capitalized Software and Research and Development Costs

The Company capitalizes software development costs incurred during the period subsequent to the establishment of technological feasibility through the product’s availability for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense as they are incurred. Product development expense includes payroll, employee benefits, other headcount-related costs associated with product development and any related costs to third parties under sub-contracting or net of any collaborative arrangements.

Capitalized software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release.  The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of December 31, 2013, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

Goodwill

Part of the purchase price for the FieldCentrix assets, acquired September 21, 2005, included the acquisition of goodwill.   Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with business combinations accounted for using the purchase method of accounting. Goodwill is not amortized, but instead goodwill is required to be tested for impairment annually and under certain circumstances. The Company performs such testing of goodwill on October 1 of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company conducts a two-step test for impairment of goodwill. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. If the fair value of a reporting unit is less than the reporting unit's carrying value, the Company will perform the second step of the test for impairment of goodwill. During the second step of the test for impairment of goodwill, the Company will compare the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. Based upon the results of the step one testing, the Company concluded that no impairment existed as December 31, 2013.

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

Under the Company’s stock option plans, options awards generally vest over a four year period of continuous service and have a 10 year contractual term.   The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of the grant using the Black-Scholes Merton option pricing formula.  There were 80,000 and 105,000 options granted during the year ended December 31, 2013 and 2012, respectively.

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

As of December 31, 2013, we had approximately $14.3 million of net deferred tax assets, against which we provided a 100% valuation allowance.  Our net deferred tax assets were generated primarily by operating losses.  Accordingly, it is more likely than not, that we will not realize these assets through future operations.

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expenses.

Convertible Preferred Stock

On September 24, 2008 the Company issued 826,000 shares of Series-A Convertible Preferred Stock (“Series A Preferred Stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, and if declared by the Company’s Board of Directors, quarterly in arrears. The Company paid $300,000 in preferred stock dividends for the years ending December 31, 2013 and 2012.

The Series A Preferred Stock may be converted into common stock at the rate of one share of common for each share of Series A Preferred Stock.   Since September 2010, the Company has had certain rights to cause conversion of all of the shares of Series A Preferred Stock outstanding.  Since September 2012, the Company may redeem, subject to board approval, all of the shares of Series A Preferred Stock then outstanding at a price equal to the greater of (i) 130% of the purchase price plus all accrued and unpaid dividends and (ii) the fair market value of such number of shares of common stock which the holder of the Series A Preferred Stock would be entitled to receive had the redeemed Series A Preferred Stock been converted immediately prior to the redemption.

The Company recorded the Series A Preferred Stock on the Company’s consolidated balance sheet within stockholders’ equity.

Recently Adopted Accounting Guidance

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (AOCI). This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance was effective for us beginning January 1, 2013. Other than requiring additional disclosures, this did not have a  material impact on our financial statements.

In July 2013, the FASB issued guidance on, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires an entity to present unrecognized tax benefits as a reduction of a deferred tax asset, except in certain circumstances. This guidance is effective for fiscal years and interim periods beginning after December 31, 2013, and early adoption is permitted. Based upon a preliminary review of the guidance, the Company does not anticipate that adoption will have a significant impact on our financial statements.

Results of Operations

The following table sets forth for the periods indicated, selected financial data and the percentages of the Company’s total revenues by each line item for the periods presented:

Years ended December 31,	2013	2012
Revenues:
Software license fees	13.8%	18.2%
Services and maintenance	86.2	81.8
Total revenues	100.0%	100.0%
Cost of revenues:
Cost of software license fees	9.1%	5.8%
Cost of services and maintenance	61.2	53.2

Total cost of revenues	70.3	59.0
Gross profit	29.7	41.0
Operating Expenses:
Product development	6.6	7.9
Sales and marketing	19.3	18.9
General and administrative	16.7	15.5
Restructuring	1.1	-
Total operating expenses	43.7	42.3
Interest (expense) income	(0.3)	0.1
Income tax expense (benefit)	0.4	(0.3)
Net loss	(14.7%)	(0.9%)

Comparison of Years Ended December 31, 2013 and 2012

Revenues

Total revenues decreased $6,053,000 or 23%, to $20,337,000 for the year ended December 31, 2013 from $26,390,000 for the year ended December 31, 2012.  Software license revenues decreased 41% in 2013 compared to 2012. Services and maintenance fees for 2013 amounted to $17,528,000, a 19% decrease from 2012.

Software license fee revenues decreased $1,987,000 or 41% to $2,809,000 in 2013 from $4,796,000 in 2012.  Astea Alliance license revenues decreased to $2,725,000 in 2013 from $4,578,000 in 2012, a decrease of 40%. The decrease resulted from a decrease in Astea license sales in the U.S. and Asia Pacific regions as well as certain new customers selecting our SaaS-based solution for which we cannot recognize any revenue until the customer goes live, partially offset by increases in license sales in Europe and Japan. The Company sold $85,000 of FieldCentrix licenses in 2013 compared to $218,000 in 2012, a decrease of 61%. The decrease was the result of selling to existing customers in 2013 compared to a greater distribution of sales to new and existing customers in 2012.

Total services and maintenance revenues decreased $4,066,000 or 19% to $17,528,000 in 2013 from $21,594,000 in 2012.  Service and maintenance revenue decreased $3,825,000, or 21% on the Astea Alliance products.  The decrease resulted from a reduction in the number of ongoing projects as a result of fewer new license deals in the previous quarters as well as the deferral of professional services revenues on hosted projects, which must be deferred until the customer goes live. At that time, the deferred professional services revenue will be recognized ratably over the remaining life of the initial contract.  FieldCentrix service and maintenance revenue decreased $394,000 or 11%.  The decrease is due to a reduction in implementation and upgrade projects compared to the same period in 2012.  Subscription service revenue for the year ended December 31, 2013 was $153,000. There was no subscription revenue recognized in 2012.  Even though the Company signed several new Software as a Service (SaaS) customers in 2013, revenue may not be recognized until the customers go-live.

For the years ended December 31, 2013 and 2012 there were no customers that represented 10% or more of total revenues.

Costs of Revenues

Costs of software license fees increased 21% to $1,846,000 in 2013 from $1,526,000 in 2012. Included in the cost of software license fees is the fixed cost of capitalized software amortization.  The principal cause of the increase results from an increase in the amortization of capitalized software costs.  Amortization of capitalized software increased 32% to $1,775,000 in 2013 from $1,347,000 in 2012. This increase resulted from the amortization of Version 11 which was released in mid-September 2013.  The gross margin percentage on software license sales was 34% in 2013 and 68% in 2012.  The decline in license gross margin resulted primarily from the decrease in license sales and increased amortization in 2013.

Costs of services and maintenance decreased 11% to $12,456,000 in 2013 from $14,048,000 in 2012.  The decrease in cost of service and maintenance is attributed primarily to decreases in headcount in all regions,  reduced travel expenses and a decrease in the use of outside consultants both in the U.S. and European locations. In addition, due to a reduction in new license sales in all regions, service and maintenance revenues decreased $4,066,000 compared to the same quarter in 2012. The service and maintenance gross margin percentage was 29% in 2013 and 35% in 2012.

Gross Profit

Gross profit decreased 44% to $6,035,000 in 2013 from $10,816,000 in 2012. As a percentage of revenue, gross profit was 30% for the year ended December 31, 2013 and 41% for year ended December 31, 2012. The year-over-year decrease in gross profit was largely driven by a decrease in license and service revenue partially offset by an 8% reduction in cost of revenues.

Operating Expenses

Product Development

Product development expenses decreased 35%, or $726,000, to $1,349,000 in 2013 from $2,075,000 in 2012.  The decrease resulted from an increase in capitalized product development costs of $318,000 in 2013 compared to 2012 and a reduction in product development personnel.  Fluctuations in product development expense from period to period can vary due to the amount of product development expense which is capitalized.  Software development costs of $3,021,000 were capitalized in 2013 compared to $2,704,000 during the same period in 2012.  In 2013, the Company added significant functionality to  Astea Alliance products in Version 11 of its Alliance software, which was released in September 2013.  Gross development expense was $4,370,000 in 2013, a 9% decrease over $4,779,000 spent in 2012. The decrease was due to a reduction in headcount.   Product development as a percentage of total revenue decreased to 7% in 2013 compared to 8% in 2012. The decrease in product development costs relative to revenues is due to the increase in capitalized software costs and lower headcount in 2013.

Sales and Marketing

Sales and marketing expenses decreased 21%, or $1,067,000, to $3,915,000 in 2013 from $4,982,000 in 2012.  The decrease in sales and marketing expense is attributable to a decrease in selling costs from lower sales commissions, reduced recruiting costs, lower headcount and a decrease in marketing costs. The Company continues to focus on expanding its market presence through intensified marketing efforts to increase awareness of the Company’s products, including its subscription services.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  Sales and marketing expense as a percentage of total revenues was 19% in both 2013 and 2012.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company’s status as a public company. General and administrative expenses decreased 17%, or $704,000, to $3,391,000 in 2013 from $4,095,000 in 2012. The decrease is primarily due to lower recruiting costs, lower outside consulting costs, and no management bonuses.   As a percentage of total revenues, general and administrative expenses amounted to 17% in 2013 compared to 16% in 2012.

Restructuring

Restructuring charges of $226,000 were recorded in 2013 compared to $0 in the same period in 2012. In order to reduce operating costs, the Company adopted a restructuring plan in June 2013 to re-organize the Company by reducing certain redundant positions within the Company, eliminating excess rental space in Irvine, California, and reducing its product development cost to be more in line with the size and needs of the Company.  As a result, the Company paid a one-time lease termination fee of $125,000 and accelerated accounting for its deferred rent to be in line with the lease termination date by paying a lease termination fee which will allow the Company to leave its lease obligation and save future rent expense by leasing less space. The restructuring resulted in a $5,000 reduction of the deferred rent liability and the recognition of $106,000 related to employee termination benefits. As a percentage of revenues, restructuring was 1%  for the period ended December 31, 2013.

Net Interest (Expense) Income

Net interest expense was $67,000 in in 2013 compared to $14,000 of interest income in 2012. The Company has interest expense related to its line of credit. The Company borrowed $2,000,000 in 2013 resulting in interest expense of $73,000.  The Company did not have this line of credit in 2012 therefore only interest income in 2012.  The decrease in interest income resulted primarily from a decrease in investments.   As of December 31, 2013 and 2012, the Company’s investments consisted of mutual funds.

Income Tax Expense (Benefit)

The Company recorded a tax expense of $83,000 in 2013 and a tax benefit of ($84,000) in 2012 for income taxes. The 2013 tax expense was due to U.S. alternative minimum tax, permanent tax difference for goodwill, and the Israel tax expense.  The 2012 tax benefit was due to a reduction from a prior year tax provision from our European operations that was deemed to no longer be necessary.

International Operations

Total revenues from the Company’s international operations decreased by $2,599,000 or 25% to $7,876,000 in 2013 from $10,475,000 in 2012.  The decrease resulted from reduced license sales in the Asia Pacific region, as well decreases in professional services in the Asia Pacific region due to declining demand partially offset by increases in license and services revenues in EMEA. Overall, international operations generated a net loss of $1,417,000 for 2013 compared to net loss of $2,816,000 in 2012.

Net Loss

The Company generated a net loss of $2,996,000 for the year ended December 31, 2013 compared to net loss of $238,000 in 2012.  The reduction in net income of $2,758,000 is primarily the result of a 23% decrease in revenues and 21% increase in cost of software license fees partially offset by a 20% decrease in operating expenses and 11 % decrease in cost of services and maintenance. The decrease in revenue was primarily due to decreases in new license sales which lead to a decline in service and maintenance revenue.  In addition, the Company is transitioning to a SaaS model which negatively impacts revenue by spreading the revenue over the life of the contract compared to recognizing all license revenue at one time which occurs when selling perpetual licenses. The principal cause for the decrease in operating expenses was due to decreases in both headcount in all regions and travel costs.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $431,000 for the year ended December 31, 2013, a decrease of $2,088,000 compared to the year ended December 31, 2012 in which $2,519,000 of cash was provided by operations.  The decrease was mainly attributable to a decrease in net income of $2,758,000. In addition, there was a decrease in accounts receivable collections of $1,257,000, and a decrease in prepaid expenses of $28,000.  Offsetting the decreases in cash flow were an increase in cash flows from accounts payable and accrued expenses of $1,349,000, an increase in deferred revenues of $291,000  and an increase in cash from other assets of $14,000. In addition, there was an increase of $301,000 related to non-cash activities.

Investing Activities

The Company used $503,000 more for investment activities in 2013 compared to 2012. The increase in cash used for investing activities is attributable to a decrease in sales of short-term investments of $350,000 and an increase of $317,000 in capitalized software development costs partially offset by an increase of $6,000 in restricted cash and a decrease of $158,000 in the purchases of property and equipment.

Financing Activities

The Company generated $1,920,000 more in cash from financing activities in 2013 compared to 2012.   In the second quarter of 2013, the Company entered into a Revolving Loan Agreement and associated Revolving Promissory Note with the CEO which provided an unsecured revolving line of credit to the Company for $2,000,000. As of December 31, 2013, the Company   borrowed $2,000,000 under the revolving line of credit. In addition, in 2012 the Company generated $66,000 from the exercise of stock options.  There were associated costs with setting up the line of credit for which $14,000 remains to be amortized to interest expense over the life of the loan through May 2015.  During 2012, the Company did not have any borrowings. The only other financing expenditures were payments of preferred stock dividends of $300,000 in both 2013 and 2012.

 The cash effect of exchange rates on the U.S. dollar related to most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, provided an outflow of $33,000 in 2013 compared to an inflow of $69,000 in 2012.

At December 31, 2013, the Company had a working capital ratio of approximately .61:1 compared to .83:1 at December 31, 2012. The Company had $1,145,000 in cash and investments available for sale at December 31, 2013, compared to $2,175,000 at December 31, 2012.

The Company has projected revenues for 2014 that will generate enough funds to sustain its continuing operations through at least 2014.  However, due to  unanticipated delays in the signing of certain license agreements and the cash flow timing impact of the Company’s planned conversion to a subscription-based business model, it was determined that the Company needed additional liquidity in the near term and as a result entered into a line of credit with the CEO (Note 9) for $2,000,000. As of December 31, 2013 the Company had borrowed $2,000,000 against the line of credit.  On March 27, 2014 the original line of credit was extended to $3,000,000 (Note 17).  In addition, in order to improve efficiencies and eliminate certain costs the Company developed a restructuring plan in order to reorganize the Company to be more profitable in the future. The plan was announced in June 2013 (Note 10).  The Company does not plan any significant capital expenditures in 2014.  In addition, it does not anticipate that its operations or financial condition will be affected materially by inflation.

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual and commercial obligations, as of December 31, 2013:

	Payment Due By Period
	Total	2014	2015-2016	2017-2018	2018 and after

Contractual Cash Obligations:
Operating Leases	$2,833,000	$1,030,000	$1,600,000	$203,000	$-
Line of Credit	2,000,000	-	2,000,000	-	-
Total	$4,833,000	$1,030,000	$3,600,000	$203,000	$-

Dividends may be paid on common stock, when and if, declared by the Board of Directors.  However, no dividend has been paid on common stock since July 2000.  Dividends on convertible preferred stock are payable at a rate of 10% on a quarterly basis, as declared by the Board of Directors.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As a result, as of December 31, 2013, the Company’s investments consisted of mutual funds.  The Company does not expect any material loss with respect to its investment portfolio.

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

We have audited the accompanying consolidated balance sheets of Astea International Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astea International Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 31, 2014

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,111,000	$2,015,000
Investments available for sale	34,000	160,000
Receivables, net of allowance of $112,000 and $138,000	4,239,000	4,988,000
Prepaid expenses and other	558,000	488,000
Total current assets	5,942,000	7,651,000

Property and equipment, net	291,000	480,000
Intangibles, net	232,000	368,000
Capitalized software development costs, net	5,667,000	4,421,000
Goodwill	1,538,000	1,538,000
Restricted cash	125,000	119,000
Other long-term assets	105,000	128,000
Total assets	$13,900,000	$14,705,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,951,000	$2,911,000
Deferred revenues	6,781,000	6,351,000
Total current liabilities	9,732,000	9,262,000

Long-term liabilities:
Line of credit from director/ officer	2,000,000	-
Deferred tax liabilities	339,000	294,000
Total long-term liabilities	2,339,000	294,000

Commitments and Contingencies – Note 10

Stockholders’ equity:
Convertible preferred stock,$.01 par value, shares authorized 5,000,000,
issued and outstanding 826,000	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,629,000; outstanding 3,587,000 and 3,574,000	36,000	36,000
Additional paid-in-capital	30,938,000	31,056,000
Accumulated deficit, including accumulated comprehensive loss
of ($3,202,000) and ($319,000)	(28,945,000)	(25,743,000)
Treasury stock at cost, 42,000 shares	(208,000)	(208,000)

Total stockholders’ equity	1,829,000	5,149,000
Total liabilities and stockholders’ equity	$13,900,000	$14,705,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31,
	2013	2012
Revenues:
Software license fees	$2,809,000	$4,796,000
Services and maintenance	17,528,000	21,594,000

Total revenues	20,337,000	26,390,000
Costs of revenues:
Cost of software license fees	1,846,000	1,526,000
Cost of services and maintenance	12,456,000	14,048,000

Total cost of revenues	14,302,000	15,574,000

Gross profit	6,035,000	10,816,000
Operating expenses:
Product development	1,349,000	2,075,000
Sales and marketing	3,915,000	4,982,000
General and administrative	3,391,000	4,095,000
Restructuring	226,000	-
Total operating expenses	8,881,000	11,152,000
Loss from operations	(2,846,000)	(336,000)
Interest expense (income)	67,000	(14,000)
Loss before income taxes	(2,913,000)	(322,000)
Income tax expense (benefit)	83,000	(84,000)
Net loss	(2,996,000)	(238,000)
Preferred dividend	300,000	300,000
Net loss available to common stockholders	$(3,296,000)	$(538,000)

Basic and diluted loss per share available to common stockholders	$(0.92)	$(0.15)
Weighted average shares outstanding used in computing basic and diluted loss per share	3,587,000	3,574,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended
	December 31,
	2013	2012

Net loss	$(2,996,000)	$(238,000)
Other comprehensive loss:
Foreign currency translation adjustment	(204,000)	(88,000)
Change in unrealized (loss) gain on investments available for sale, net of tax	(2,000)	7,000
Comprehensive loss	$(3,202,000)	$(319,000)

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended December 31,	2013	2012

Convertible preferred stock:
Balance, beginning and end of year	$8,000	$8,000

Common stock:
Balance, beginning and end of year	36,000	36,000

Additional paid-in-capital:
Balance, beginning of year	31,056,000	31,048,000
Exercise of stock options	-	66,000
Dividends paid	(300,000)	(300,000)
Stock-based compensation	182,000	242,000

Balance, end of year	30,938,000	31,056,000

Accumulated deficit:
Balance, beginning of year	(25,743,000)	(25,424,000)
Comprehensive loss	(3,202,000)	(319,000)

Balance, end of year	(28,945,000)	(25,743,000)

Treasury stock, at cost:
Balance, beginning and end of year	(208,000)	(208,000)

Total stockholders’ equity	$1,829,000	$5,149,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2013	2012
Cash flows from operating activities:
Net loss	$(2,996,000)	$(238,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,185,000	1,754,000
(Decrease) increase in provision for doubtful accounts	(26,000)	39,000
Stock-based compensation	182,000	242,000
Deferred income taxes	45,000	50,000
Changes in operating assets and liabilities:
Receivables	1,267,000	2,524,000
Prepaid expenses and other	16,000	44,000
Accounts payable and accrued expenses	(297,000)	(1,646,000)
Deferred revenues	31,000	(260,000)
Other assets	24,000	10,000
Net cash provided by operating activities	431,000	2,519,000
Cash flows from investing activities:
Capitalized software development costs	(3,021,000)	(2,704,000)
Purchases of property and equipment	(86,000)	(244,000)
Sale of short term investments	124,000	474,000
Change in restricted cash	(6,000)	(11,000)
Net cash used in investing activities	(2,989,000)	(2,485,000)
Cash flows from financing activities:
Proceeds from line of credit	2,000,000	-
Proceeds from exercise of stock options	-	66,000
Dividends paid on preferred stock	(300,000)	(300,000)
Legal fees for line of credit	(14,000)	-
Net cash provided by (used) in financing activities	1,686,000	(234,000)

Effect of exchange rate changes on cash and cash equivalents	(32,000)	69,000
Net decrease in cash and cash equivalents	(904,000)	(131,000)
Cash and cash equivalents balance, beginning of year	2,015,000	2,146,000
Cash and cash equivalents, end of period	$1,111,000	$2,015,000

Supplemental disclosure of cash flow information:
Cash paid for income tax	$8,000	$16,000
Cash paid for interest	$56,000	$-
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.           Company Background

Astea International Inc. and Subsidiaries (collectively the “Company” or “Astea”) are a global provider of service management software that addresses the unique needs of companies who manage capital equipment, mission critical assets and human capital.  Clients include Fortune 500 to mid-size companies, which Astea services through Company facilities in the United States, United Kingdom, Australia, Japan, The Netherlands and Israel.  The Company’s principal products are Astea Alliance, FX Service Center, FX Mobile, and ServiceVision.  Astea Alliance supports the complete service lifecycle, from lead generation and project quotation to service and billing through asset retirement.  FX Service Center is a service management and dispatch solution system that gives organizations command over their field service operations.   FX Mobile offerings include mobile field service automation (FSA) systems, which include the wireless devices and support of mobile field technicians using portable, hand-held computing devices. ServiceVision is exclusively offered as a cloud solution that leverages a multi-tenant architecture. By leveraging the cloud delivery model, companies can access a solution that has robust and proven functionality at a lower, more predictable cost, with seamless upgrades and a quicker return on investment.   Since its inception in 1979, Astea has licensed applications to companies in a wide range of sectors including information technology, telecommunications, instruments and controls, business systems, and medical devices. The Company’s sales and marketing efforts are primarily focused on new software licensing (on premise and cloud solutions) and support services for its latest generation of Astea Alliance, FieldCentrix, and ServiceVision products.

Operating Matters and Liquidity

The Company has a history of net losses.  In 2013, the Company generated a net loss of $3.0 million compared to a net loss of $0.2 million generated in 2012.  Further, at December 31, 2013, the Company had a working capital ratio of .67:1, with cash and investments available for sale of $1,145,000.  Moreover, the Company expects to continue to incur additional operating expenses for research and development and invest in software development costs to achieve its projected revenue growth.  We continually evaluate our operating cash flows which can vary subject to the actual timing of expected new sales compared to our expectations of those sales and are sensitive to many factors, including changes in working capital and our net (loss) income.  We have projected revenues for 2014 which we believe will provide sufficient funds to sustain our continuing operations.  However, due to unanticipated delays in the signing of certain license agreements and the cash flow timing impact of the Company’s planned conversion to a subscription-based software delivery model, it was determined that the Company needed additional liquidity in the near term and as a result increased the line of credit to $3,000,000 with the CEO during March 2014.  As of December 31, 2013, the Company had borrowed $2,000,000 against the line of credit.  Although, the Company believes that it has sufficient cash to meet its anticipated operating cash needs for at least the next 12 months, projections of future cash needs are subject to substantial uncertainty.  Accordingly, there is no assurance that the Company may be able to achieve the necessary revenue growth or profitability in the future or that the increased line of credit with the CEO will be sufficient to meet the Company’s cash flow needs for the next 12 months.

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

In subscription based arrangements, even though customers use the software element, they generally do not have a contractual right to take possession of the software at any time during the hosting period without significant penalty to either run the software on its own hardware or contract with an unrelated third party to host the software. Accordingly, software as a service (SaaS) arrangements, including the software license fees within the arrangements, are accounted for as subscription services provided all other revenue recognition criteria have been met.  The revenue is recognized on a straight-line basis over the lifetime of the contract. A SaaS contract is generally 1 to 3 years. In accordance with generally accepted accounting principles, the Company may not recognize any SaaS revenue before the services go live, to ensure that the revenue will match the use of services. The implementation period can usually be anywhere between 2 and 6 months. When upfront implementation, consulting and training services are bundled with the subscription based arrangement, the services are recognized over the life of the initial contract, once the project goes live.

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

Consulting revenue and training service revenue are generally unbundled and recognized at the time the services are performed, except as noted above, when these services are bundled with subscription revenues. If the Company enters into a fixed-price arrangement for services, the revenue is recognized using the proportional performance method based on direct labor hours incurred to date as a percentage of total estimated direct labor hours required to complete the project.  Fees from licenses sold together with consulting services are generally recognized upon shipment, provided that the contract has been executed, delivery of the software has occurred, fees are fixed and determinable and collection is probable. The Company offers a variety of consulting services that include project management, implementation, data conversion, integration, custom report writing and training. Our professional services are generally billed on a time and materials basis using hourly rates together with reimbursement for travel and accommodation expenses. We recognize revenue as these professional services are performed. On rare occasions these consulting service arrangements involve acceptance criteria. In these cases, revenue is recognized upon acceptance.

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

For the years ended December 31, 2013 and 2012, the Company recognized $20,337,000 and $26,390,000, respectively, of revenue related to software license fees and services and maintenance. In addition, included in service revenue in the first twelve months of 2013 is subscription service revenue of $153,000.

We present taxes assessed by a governmental authority including sales, use, value added and excise taxes on a net basis. Therefore, the presentation of these taxes is excluded from our revenues and is included in accrued expenses in the accompanying consolidated balance sheets until such amounts are remitted to the taxing authority.

Reimbursable Expenses

The Company charges customers for out-of-pocket expenses incurred by its employees during the performance of professional services in the normal course of business.  Billings for out-of-pocket expenses that are reimbursed by the customer are included in revenues with the corresponding expense included in cost of services and maintenance.  During fiscal years 2013 and 2012, the Company billed $303,000 and $582,000, respectively, of reimbursable expenses to customers.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible.  The Company also records an additional allowance based on certain percentages of aged receivables, which are determined based on historical experience and management’s assessment of the general financial conditions affecting the Company’s customer base. Once management determines that an account will not be collected, the account is written off against the allowance for doubtful accounts.  If actual collections experience changes, revisions to the allowance  may be required.  Activity in the allowance for doubtful accounts is as follows:

Year Ended December 31	Balance at beginning of year	Expensed	Write offs	Balance at end of year
2013	$138,000	$-	$(26,000)	$112,000
2012	$99,000	$60,000	$(21,000)	$138,000

The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible.  Based on all information available, the Company believes its allowance for doubtful accounts as of December 31, 2013 is adequate.  However, actual write-offs might exceed the recorded allowance.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including certain identifiable intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  As of December 31, 2013, the Company determined that no indicators of impairment have occurred.

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

Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues (current and future revenues) or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances had occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of December 31, 2013, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

Research and Development Costs

The Company reports research and development costs as Product Development expense in its consolidated statement of operations.  These costs include the costs incurred prior to the establishment of technological feasibility for new product development.  In addition, research and development costs also include costs related to improving the quality of the Company’s released software products and any costs incurred by third party companies that may be engaged from time to time, to assist the Company in its product development efforts that are not considered to be significant enhancements to the software products.

Goodwill

Part of the purchase price for the FieldCentrix assets, acquired September 21, 2005, included the acquisition of goodwill.   Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with business combinations accounted for using the purchase method of accounting. Goodwill is not amortized, but instead goodwill is required to be tested for impairment annually and under certain circumstances. The Company performs such testing of goodwill on October 1 of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company conducts a two-step test for impairment of goodwill. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. If the fair value of a reporting unit is less than the reporting unit's carrying value, the Company will perform the second step of the test for impairment of goodwill. During the second step of the test for impairment of goodwill, the Company will compare the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. Based upon the results of the step one testing, the Company concluded that no impairment existed as of  December 31, 2013.

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

Advertising

Advertising costs are expensed when incurred.  Advertising costs for the years ended December 31, 2013 and 2012 were $202,000 and $242,000, respectively, and are included in sales and marketing costs.

Currency Translation

The accounts of the international subsidiaries and branch operations translate the assets and liabilities of international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as other comprehensive loss in the accompanying consolidated statements of changes in stockholders’ equity. Transaction gains and losses are included in general and administrative expenses in the consolidated  statements of operations. General and administrative expenses include exchange losses of $28,000 and $53,000 for the years ended December 31, 2013 and 2012, respectively.

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

The Company had net loss allocable to the common stockholders for the year ended December 31, 2013 and 2012.  All options outstanding at December 31, 2013 and 2012 to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation as the inclusion of these options would have been antidilutive.

Years ended December 31,	2013	2012
Net loss	$(2,996,000)	$(238,000)
Preferred dividend	300,000	300,000

Net loss available to common shareholders	(3,296,000)	(538,000)

Basic and diluted weighted average number of common shares outstanding	3,587,000	3,574,000
Basic and diluted loss per common share	$(0.92)	$(0.15)

Comprehensive Loss

Comprehensive loss consists of net loss, unrealized gains (losses) on investments available for sale and foreign currency translation adjustments.  The effects are presented in the accompanying consolidated statements of comprehensive loss.

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

Under the Company’s stock option plans, options awards generally vest over a four year period of continuous service and have a 10 year contractual term.   The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of the grant using the Black-Scholes option pricing formula using the following assumptions as of December 31, 2013 and 2012:

	For the year ended	For the year ended
	December 31, 2013	December 31, 2012
	Weighted Average	Weighted Average
Risk-free interest rate	0.97%	0.84%
Expected life (in years)	5.34	5.23
Volatility	100.9%	104%
Expected dividends	-	-
Annual forfeiture rate	20.83%	17.56%

The weighted-average fair value of options granted during the years ended December 31, 2013 and 2012 was estimated as $2.03 and $2.93, respectively.

Recently Adopted Accounting Guidance

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (AOCI). This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance was effective for us beginning January 1, 2013. Other than requiring additional disclosures, this pronouncement did not have a material impact on our financial statements.

In July 2013, the FASB issued guidance on, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires an entity to present unrecognized tax benefits as a reduction of a deferred tax asset, except in certain circumstances. This guidance is effective for fiscal years and interim periods beginning after December 31, 2013, and early adoption is permitted. Based upon a preliminary review of the guidance, the Company does not anticipate that adoption will have a significant impact on our financial statements.

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

	December 31,
	2013	2012
Billed receivables, net	$3,636,000	$3,567,000
Unbilled receivables	603,000	1,421,000

	$4,239,000	$4,988,000

4.           Investments Available-for-Sale

Investments that the Company designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive loss.  The Company bases the cost of the investment sold on the specific identification method.  The available-for-sale investments consist of mutual funds.  If an available-for-sale investment is other than temporarily impaired, the loss is charged to either earnings or stockholders’ equity depending on our intent and ability to retain the security until we recover the full cost basis and the extent of the loss attributable to the creditworthiness of the issuer.

On December 31, 2013 and 2012 the fair value for all of the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale debt securities by major security type and class of security at December 31, 2013 and 2012 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Aggregate fair value
At December 31, 2013
Available-for-sale:
Mutual Funds	$33,000	$1,000	$-	$34,000

	$33,000	$1,000	$-	$34,000
At December 31, 2012
Available-for-sale:
Mutual Funds	$158,000	$2,000	$-	$160,000

	$158,000	$2,000	$-	$160,000

The aggregate fair value of mutual funds as of December  31, 2013 was $34,000.  The mutual funds contain investments that seek a high level of current income. The funds normally invest at least 80% of net assets, plus the amount of any borrowings for investment purposes, in floating or adjustable rate senior loans of any maturity or credit quality, including those rated below investment grade or determined by the fund's advisor to be of comparable quality.

5.           Property and Equipment

Property and equipment consist of:
		December 31,
	Useful Life	2013	2012
Computers and related equipment	3	$4,307,000	$4,268,000
Furniture and fixtures	10	604,000	602,000
Leasehold improvements	The lesser of lease term or 10	475,000	460,000

Software	3	1,066,000	1,040,000
Office equipment	3-7	807,000	807,000
		7,259,000	7,177,000

Less: Accumulated depreciation		(6,968,000)	(6,697,000)
and amortization
		$291,000	$480,000

Depreciation and amortization expense for the years ended December 31, 2013 and 2012 was $274,000 and $271,000, respectively.  In 2012, the Company wrote-off  $5,000 in property and equipment that were fully depreciated with no residual value.

6.           Capitalized Software Development Costs

Capitalized software development costs consist of:
	Remaining
	Weighted	December 31,
	Average Life	2013	2012
Capitalized software development costs	20.3 months	$21,350,000	$18,329,000

Less: Accumulated amortization		(15,683,000)	(13,908,000)

		$5,667,000	$4,421,000

The Company capitalized software development costs of $3,021,000 and $2,704,000 for the years ended December 31, 2013 and 2012, respectively.  Amortization of capitalized software development costs for the years ended December 31, 2013 and 2012 was $1,775,000 and $1,347,000, respectively, and is reflected in cost of software license fees in the consolidated  statements of operations. The Company amortizes software developments costs using the greater of the straight-line basis over the estimated useful lives of the product (two years) or the revenue forecast method.

7.           Intangible Asset

Customer lists (“intangible asset”) acquired as part of the FieldCentrix acquisition are amortized over their estimated annual life or over the period of its expected benefit, which is 10 years.  Amortization expense related to this intangible asset was $136,000 for each of the years ended December 31, 2013 and, 2012.

			Accumulated Amortization		Net Carrying Value
Description	Weighted Avg. Life	Gross Cost	2013	2012	2013	2012
Customer List	10 years	$1,360,000	$1,128,000	$992,000	$232,000	$368,000

Estimated amortization expense for each of the next two years is as follows:

Amortization Expense
2014	$136,000
2015	$96,000

8.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of:

December 31,	2013	2012
Accounts payable	$607,000	$615,000
Accrued compensation and related benefits	1,291,000	1,704,000
Sales and payroll taxes payable	904,000	241,000
Income tax payable	7,000	11,000
Third party software costs payable	8,000	87,000
Deferred rent	81,000	237,000
Accrued professional services	26,000	11,000
Accrued interest expense	12,000	-
Other accrued liabilities	15,000	5,000

	$2,951,000	$2,911,000

9.           Line of Credit From Director/ Officer- Related Party Transaction

On May 29, 2013, the Company entered into a Revolving Loan Agreement and associated Revolving Promissory Note (collectively the “ Loan Documents”) with Zack Bergreen, the Company’s Chief Executive Officer.  Pursuant to the Loan Documents, Mr. Bergreen will provide an unsecured $2,000,000 revolving line of credit to the Company (Line of Credit).  Amounts outstanding under the Line of Credit bear interest at a rate of 7% per annum, with interest payable monthly.  The maturity date of the Line of Credit is May 29, 2015.   The Company may pay all amounts outstanding and terminate the Loan Documents prior to that time without any penalties.  The Loan Documents contain customary covenants, default and other provisions.  The Loan Documents were negotiated and approved by the Audit Committee of the Company’s Board of Directors.  Borrowings under the Line of Credit are subject to the Audit Committee’s approval.  The proceeds from the borrowings will be used by the Company for working capital and general corporate purposes. As of December 31, 2013 the Company borrowed $2,000,000 against the line of credit and incurred $73,000 of interest expense.  The Company was in compliance with the covenants of this agreement as of December 31, 2013.

10.           Restructuring

In order to reduce operating costs and improve efficiencies, the Company adopted a restructuring plan in June 2013 to reduce certain redundant positions within the Company, eliminating the lease in Irvine, California in order to find office space more appropriate for its needs, and reduce its product development cost to be more in line proportionately to its competitors.  In June 2013, the Company internally announced that in connection with its restructuring plan, it would terminate the lease obligation in Irvine, California by paying a one-time lease termination payment of $125,000 which would allow the Company to terminate its lease 32 months prior to its scheduled expiration. In conjunction with the lease termination, the Company accelerated the amortization of leasehold improvements and its related deferred rent liability associated with the lease which resulted in a reduction of the deferred rent liability by $5,000 and the recognition of $62,000 related to termination benefits for the elimination of certain redundant positions.  Employees were eligible for separation benefits upon their termination.  During the third quarter of 2013, the Company announced an additional $44,000 of termination benefits related to the termination of certain positions in Israel.  As a result, the Company recorded a total of $226,000 in one-time restructuring charges during 2013. No other costs were incurred, pursuant to the restructuring plan as of December 31, 2013.

11.           Income Taxes

The Company has identified its federal tax return and its state returns in Pennsylvania and California as “major” tax jurisdictions.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2008 through 2013, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on a tax authority audit and does not anticipate any adjustments that will result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of operations.  For the years ended December 31, 2013 and 2012, there were no interest or penalties related to the settlement of audits.

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

The provision (benefit) for income taxes is as follows:

Years ended December 31,	2013	2012
Current:
Federal	$5,000	$(84,000)
State	-	(22,000)
Foreign	33,000	(16,000)
	38,000	(122,000)

Deferred:
Federal	$32,000	$33,000
State	10,000	5,000
Foreign	3,000	-

	$83,000	$(84,000)

Pre-tax (loss) income for domestic locations for the years ended December 31, 2013 and 2012 was ($2,222,000) and $2,191,000, respectively.  Foreign locations had pre-tax loss of ($691,000) and  ($2,513,000) in 2013 and 2012, respectively.

The approximate income tax effect of each type of temporary difference is as follows:

December 31,	2013	2012
Deferred tax assets:
Timing of revenue recognition	$150,000	$187,000
Accruals and reserves not currently deductible for tax	143,000	180,000
Benefit of net operating loss carryforward	12,645,000	11,116,000
Benefit of foreign net operating loss carryforward	3,073,000	3,108,000
Depreciation and amortization	266,000	246,000
Alternative minimum tax	361,000	361,000
Non-qualified stock options	265, 000	236,000
Other	37,000	24,000

Total deferred tax assets	16,940,000	15,458,000
Deferred tax liabilities:
Capitalized software development costs	(2,264,000)	(1,766,000)
Amortization of deductible goodwill	(324,000)	(282,000)
Israel deferred tax liability	(15,000)	(12,000)

Total deferred tax liabilities	(2,603,000)	(2,060,000)

Net deferred tax asset before valuation allowance	14,337,000	13,398,000
Valuation allowance	(14,676,000)	(13,962,000)

Net deferred tax liabilities	$(339,000)	$(294,000)

Realization of deferred tax assets is primarily dependent on future taxable income, the amount and timing of which is uncertain.  The valuation allowance is adjusted on a periodic basis to reflect management’s estimate of the realizable value of the net deferred tax assets.  Therefore, a valuation allowance has been recorded for the entire net deferred tax asset with the exception of $324,000 related to the deferred tax liability associated with indefinite-lived intangible assets and $15,000 related to the deferred tax liability on Israel’s books.  Because indefinite-lived intangible assets and goodwill are not amortized for book purposes, the related deferred tax liabilities will not reverse until some indeterminate future period when the assets become impaired, are disposed of, or begin to reverse if they are reclassified as an amortizing intangible asset.  The expected timing of future reversals of deferred tax liabilities are to be taken into account when evaluating the realizability of deferred tax assets.  Therefore, the Company believes the reversal of deferred tax liabilities related to indefinite-lived intangible assets and goodwill should not be considered a source of future taxable income when assessing the realization of the Company’s deferred tax assets and as a result a deferred expense has been recorded.

The Company had a tax holiday in Israel, which expired in 2011.  Taxable income (loss) for the Israeli subsidiary was $228,000 and ($161,000) for the years ended December 31, 2013 and 2012, respectively.  The Israeli subsidiary has a tax provision of $36,000 and (benefit)  of  ($16,000) as of December 31, 2013 and 2012, respectively.

As of December 31, 2013, the Company had a net operating loss carryforward for United States federal income tax purposes of approximately $29,875,632.  Included in the aggregate net operating loss carryforward is $8,900,000 of tax deductions related to equity transactions, the benefit of which will be credited to stockholders’ equity, if and when realized after the other tax deductions in the carryforwards have been realized. The net operating loss carryforwards expire between 2019 through 2033.

The Company does not provide for federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.  At December 31, 2013, the Company had not provided federal income taxes on cumulative earnings of individual international subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions.  Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.  As noted above, the Company has significant net operating loss carryforwards for U.S. federal income taxes purposes, which are available to offset the potential tax liability if the earnings were to be distributed.

The extent to which the loss carryforward can be used to offset future taxable income and tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period.

The effective tax rate differed from the statutory U.S. federal income tax rate as follows:

	Year ended December 31,
	2013	2012
Pre-tax book income	34.0%	34.0%
State taxes	(0.2%)	3.4%
Permanent differences	(0.2%)	(10.2%)
Expiration of NOLs	(34.1%)	(317.7%)
Difference between statutory and foreign rates	(3.0%)	(96.2%)
Change in foreign tax rate	(4.6%)	-%
True-up temporary differences & federal NOLs	33.1%	-%
Other	0.6%	5.2%
Valuation allowance	(28.5%)	407.9%

	(2.8%)	26.4%

12.            Commitments and Contingencies

Leases

The Company leases facilities and equipment under non-cancelable operating leases which include escalation clauses.  Rent expense for facility leases for the years ended December 31, 2013 and 2012 was $1,107,000 and $1,220,000, respectively.  Equipment and vehicle lease expense for the years ended December 31, 2013 and 2012 was $232,000 and $267,000, respectively.

Future minimum lease payments under the Company’s leases as of December 31, 2013 are as follows:

Operating Leases
2014 2015	$1,030,000 844,000
2016	756,000
2017	203,000
2018 and thereafter	-
Litigation

From time to time, the Company may be involved in certain legal actions and customer disputes arising in the ordinary course of business. In the Company’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial position or results of operations.

13.           Profit Sharing Plan/Savings Plan

The Company maintains a discretionary profit sharing plan, including a voluntary Section 401(k) feature, covering all qualified and eligible employees. Company contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  The Company may match 25% of eligible employees’ contributions to the 401(k) plan up to a maximum of 1.5% of each employee’s compensation. It was determined by the Board of Directors that there would be a match in 2013 and 2012. The Company elected to match 25% of 6.0% of compensation for each eligible employee’s contributions to the 401 (k) plans in 2013 and 2012 for a total match of $81,000 and $88,000, respectively.

14.           Equity Plans

Share-Based Awards

Compensation costs in 2013 include compensation costs for all share-based payments granted to employees and directors based on the grant date fair value estimated.

As of December 31, 2013, the total unrecognized compensation cost related to non-vested options amounted to $236,000, which is expected to be recognized over the options’ remaining vesting periods of 2.31 years.  No income tax benefit was realized by the Company in the year ended December 31, 2013 as the Company maintains a full valuation allowance on its net deferred tax asset.

The Company has Stock Option Plans (the “Plans”) under which incentive and non-qualified stock options may be granted to its employees, officers, directors and others. Generally, incentive stock options are granted at fair value, become exercisable over a four-year period, and are subject to the employee’s continued employment. Non-qualified options are granted at exercise prices determined by the Board of Directors and vest over varying periods.  A summary of the status of the Company’s stock options as of December 31, 2013 and 2012 and changes during the years then ended are as follows:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
	Shares	Wtd. Avg. Exercise Price Per Share	Shares	Wtd. Avg. Exercise Price Per Share

Balance, December 31, 2011	698,000	$4.22	425,000	$4.37
Granted	105,000	3.82	-	-
Cancelled	(53,000)	4.76	-	-
Exercised	(20,000)	3.31	-	-
Expired	(22,000)	4.33	-	-

Balance, December 31, 2012	708,000	$4.12	618,000	$4.23
Granted	80,000	2.69	-	-
Cancelled	(94,000)	4.56	-	-
Exercised	-	-	-	-
Expired	(28,000)	3.26	-	-
Balance, December 31, 2013	666,000	$3.92	482,000	$4.32

During the third quarter of 2010, the 2006 Stock Option Plan was amended to authorize an additional 560,000 shares of Common Stock of the Company.  Including other existing plans, there are 395,000 shares available for granting future options as of December 31, 2013.  It is the Company’s policy to issue shares from authorized but unissued common stock when stock options are exercised.

The following table summarizes outstanding options that are vested and expected to vest under the Company’s stock option plans as of December 31, 2013:
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding Options	666,000	$3.92	5.75	$25,000

Vested and Expected to Vest	611,000	$3.97	5.57	$23,000
Options Exercisable	482,000	$4.32	4.74	$17,000

The total fair value of shares vested for the years ended December 31, 2013 and 2012 was $181,000 and $228,000, respectively.

A summary of the status of the Company’s nonvested share options as of December 31, 2013 is presented below:

Non Vested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31, 2012	246,000	$2.51
Granted	80,000	2.03
Vested	(77,000)	2.29
Forfeited or expired	(65,000)	3.11
Nonvested at December 31, 2013	184,000	$2.18

The following table shows total share-based compensation expense included in the consolidated statement of operations:

Year Ended	December 31, 2013	December 31, 2012

Cost of services and maintenance	$25,000	$32,000
Product development	3,000	3,000
Sales and marketing	4,000	5,000
General and administrative	150,000	202,000
Pre-tax share-based compensation	182,000	242,000
Income tax benefit	-	-
Stock-based compensation expense, net	$182,000	$242,000

Convertible Preferred Stock

On September 24, 2008 the Company issued 826,000 shares of Series-A Convertible Preferred Stock (“Series A Preferred Stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, as and if declared by the Company’s Board of Directors, quarterly in arrears. The Company paid $300,000 in preferred stock dividends for the years ended December 31, 2013 and 2012.

The Series A Preferred Stock may be converted into common stock at the initial rate of one share of common for each share of Series A Preferred Stock.   Since September 2010, the Company has had the right to cause conversion of all of the shares of Series A Preferred Stock then outstanding.  Since September 2012, the Company has been permitted to redeem, subject to board approval, all of the shares of Series A Preferred Stock outstanding at a price equal to the greater of (i) 130% of the purchase price plus all accrued and unpaid dividends and (ii) the fair market value of such number of shares of common stock which the holder of the Series A Preferred Stock would be entitled to receive had the redeemed Series A Preferred Stock been converted immediately prior to the redemption.

The Company reports the Series A Preferred Stock on the Company’s consolidated balance sheet within stockholders’ equity.

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

Year ended December 31,	2013	2012
Revenues
Software license fees
United States
Domestic	$1,148,000	$3,552,000
Total United States software license revenue	1,148,000	3,552,000

Europe	1,103,000	429,000
Asia/Pacific	558,000	815,000
Total foreign software license fees	1,661,000	1,244,000

Total software license fees	2,809,000	4,796,000

Services and maintenance
United States
Domestic	11,315,000	12,363,000
Total United States services and maintenance revenue	11,315,000	12,363,000

Europe	3,180,000	3,267,000
Asia/Pacific	3,033,000	5,964,000
Total foreign services and maintenance revenue	6,213,000	9,231,000
Total services and maintenance revenue	17,528,000	21,594,000
Total revenue	$20,337,000	$26,390,000
Net (loss) income
United States	$(1,579,000)	$2,578,000
Europe	(539,000)	(1,099,000)
Asia/Pacific	(878,000)	(1,717,000)
Net (loss) income	$(2,996,000)	$(238,000)
Long lived assets
United States	$7,703,000	$6,728,000
Europe	167,000	186,000
Asia/Pacific	88,000	140,000
Total long-lived assets	$7,958,000	$7,054,000

Total assets
United States	$11,174,000	$11,935,000
Europe	1,655,000	1,243,000
Asia/Pacific	1,071,000	1,527,000
Total assets	$13,900,000	$14,705,000

16.                 Selected Consolidated Quarterly Financial Data (Unaudited)

2013 Quarter Ended	Dec 31,	Sep 30,	Jun 30,		Mar 31,
Revenues	$5,037,000	$5,342,000	$5,295,000		$4,663,000
Gross profit	1,708,000	1,828,000	1,635,000		1,280,000
Net loss	(942,000)	(81,000)	(954,000	) )	(1,019,000)
Basic net loss per share	$(0.28)	$(0.04)	$(0.29)		(0.31)
Diluted net loss per share	$(0.28)	$(0.04)	$(0.29)		$(0.31)
Shares used in computing basic net loss per share (in thousands)	3,594	3,594	3,591		3,586
Shares used in computing diluted net loss per share (in thousands)	3,594	3,594	3,591		3,586

2012 Quarter Ended	Dec 31,	Sep 30,	Jun 30,		Mar 31,
Revenues	$6,547,000	$5,278,000	$8,101,000		$6,464,000
Gross profit	3,037,000	1,508,000	4,132,000		2,139,000
Net income (loss)	657,000	(1,222,000)	960,000		(633,000)
Basic net income (loss) per share	$0.16	$(0.36)	$0.25		$(0.20)
Diluted net income (loss) per share	$0.15	$(0.36)	$0.22		$(0.20)
Shares used in computing basic net income (loss) per share (in thousands)	3,587	3,575	3,568		3,567
Shares used in computing diluted net income (loss) per share (in thousands)	4,414	3,575	4,411		3,567

17.           Subsequent Events

Line of Credit From Director/ Officer- Related Party Transaction

On March 27, 2014 the Company amended its original Loan Documents with Zack Bergreen, the Company’s Chief Executive Officer.  Pursuant to the amended Loan Documents, Mr. Bergreen will provide an additional $1,000,000 unsecured revolving line of credit to the Company to increase the total available line of credit to $3,000,000.  No other terms or conditions to the original agreement have changed.

Failure to Satisfy a Continued NASDAQ Listing Rule or Standard

Adrian Peters, a member of the Board of Directors of Astea International Inc., resigned Thursday, February 20, 2014 with immediate effect. In addition to his resignation as a member of the Board, Mr. Peters also resigned from his membership on the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. As a result of such resignation, the Company’s Board of Directors currently consists of four Directors, two of whom are “independent directors”.  Accordingly, the Company does not currently meet the requirements of the NASDAQ Rules, which require that a majority of the Board of Directors of the Company be comprised of “independent directors” and the Company does not currently meet the requirements of the NASDAQ Rules, which requires that the Audit Committee of the Board of Directors of the Company be comprised of at least three “independent directors.”

On February 21, 2014, the Company notified the NASDAQ Stock Market that, due to Mr. Peters’ resignation, its Board of Directors does not meet the requirements of the NASDAQ Rules. On February 25, 2014, the Company received a response letter from the NASDAQ Stock Market acknowledging the fact that the Company does not currently meet the requirements of the NASDAQ Rules.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal controls over financial reporting was effective as of December 31, 2013.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as the rules of the Securities and Exchange Commission applicable to the Company do not require such an attestation report and permit us to provide only management’s report in this Form 10-K.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information.

On March 27, 2014 the Company entered into amendments of the Revolving Loan Agreement with Zack Bergreen, a director of the Company and the Company’s Chief Executive Officer (the “Loan Agreement Amendment”).   Pursuant to the Loan Agreement Amendment,  Mr. Bergreen will provide an additional $1,000,000 unsecured revolving line of credit to the Company to increase the total available line of credit to $3,000,000.  The Revolving Promissory Note for $2,000,000 in favor of Mr. Bergreen and dated May 29, 2013 was renewed and substituted with a new Revolving Promissory Note for $3,000,000 in favor of Mr. Bergreen and dated March 27, 2014 (the “Substitute Note” and together with the Loan Agreement Amendment, the “Loan Amendment Documents”).  Other than the increase in the amount of the line of credit, no other terms or conditions of the Loan Documents have changed.

Mr. Bergreen is a holder of common and preferred stock of the Company and is a party to a Preferred Stock Purchase Agreement dated September 24, 2008 with the Company.  The Loan Amendment Documents were negotiated at arms-length and approved by the Audit Committee of the Company’s Board of Directors, and borrowings under the Line of Credit will continue to be subject to the Audit Committee’s approval. The proceeds of the borrowings will be used by the Company for working capital and general corporate purposes.

Copies of the Loan Agreement, the Loan Agreement Amendment and the Substitute Note are attached to this Annual Report on Form 10-K as Exhibits 10.15, 10.16 and 10.17, respectively, and are incorporated herein by reference. The description of the terms of the Loan Agreement and the Loan Amendment Documents, is qualified in its entirety to Exhibits 10.15, 10.16 and 10.17.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its 2014 Annual Meeting of Stockholders proposed to be held on June 19, 2014, and the information therein is incorporated herein by reference..

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

See “Securities Authorized for Issuance Under Equity Compensation Plans” under Part II, Item 5.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from the Proxy Statement or amendment to the Form 10-K under the captions “Certain Relationships and Related Transactions” and “The Board of Directors Leadership Structure and its Committees.”

Item 14.        Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the Proxy Statement under the heading “Principal Accountant Fees and Services.”

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

(a)(1)(A)	Consolidated Financial Statements.

i)	Consolidated Balance Sheets at December 31, 2013 and 2012.
ii)	Consolidated Statements of Operations for the years ended December 31, 2013 and 2012.
iii)	Consolidated Statement of Comprehensive Loss for the years ended December 31, 2013 and 2012.
iv)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013 and 2012.
v)	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012.
vi)	Notes to the Consolidated Financial Statements.

(a)(1)(B)	Report of Independent Registered Public Accounting Firm.

(a)(2)	Schedules.

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

10.12#	Amended and Restated 2006 Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2010).
10.13#	Form of Incentive Stock Option under Amended and Restated 2006 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed June 16, 2010).
10.14#	Form of Non-Qualified Stock Options under Amended and Restated 2006 Stock Option Plan Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed June 16, 2010).
10.15#	Revolving Loan Agreement (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 4, 2013)
10.16#*	Amendment No.1 To Revolving Loan Agreement
10.17#*	Revolving Promissory Note
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Grant Thornton, LLP.
24.1*	Powers of Attorney (See the Signature Page).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 –Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 –Chief Executive Officer.
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

* Filed herewith.
# Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTEA INTERNATIONAL INC.

By: /s/Zack Bergreen
Zack Bergreen
Chief Executive Officer

March 31, 2014

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

Signature	Title	Date

/s/Zack Bergreen	Chief Executive Officer	March 31, 2014
Zack Bergreen	(Principal Executive Officer)

/s/Rick Etskovitz	Chief Financial Officer	March 31, 2014
Rick Etskovitz	(Principal Financial Officer and
Principal Accounting Officer)

/s/Zack Bergreen	Chairman of the Board of Directors	March 31, 2014
Zack Bergreen

/s/Keith Schneck	Director	March 31, 2014
Keith Schneck

/s/Eric Siegel	Director	March 31, 2014
Eric Siegel

/s/John Tobin	Director	March 31, 2014
John Tobin

EXHIBIT INDEX

No.	Description

10.16	Amendment No.1 To Revolving Loan Agreement

10.17	Revolving Promissory Note

21.1	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton, LLP

24.1	Powers of Attorney (See the Signature Page)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase