Form 10-Q
period 2014-03-31
ASTEA INTERNATIONAL INC
filed 2014-05-15
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          March 31, 2014
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
Yes           No   X

As of May 9, 2014, 3,587,299 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2014 (Unaudited)	2013
ASSETS
Current assets:
Cash and cash equivalents	$692,000	$1,111,000
Investments available for sale	29,000	34,000
Receivables, net of allowance of $34,000 (unaudited) and $112,000, respectively	3,717,000	4,239,000
Prepaid expenses and other	684,000	558,000
Total current assets	5,122,000	5,942,000

Property and equipment, net	214,000	291,000
Intangibles, net	198,000	232,000
Capitalized software, net	5,528,000	5,667,000
Goodwill	1,538,000	1,538,000
Restricted cash	131,000	125,000
Other assets	107,000	105,000
Total assets	$12,838,000	$13,900,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,783,000	$2,951,000
Deferred revenues	7,205,000	6,781,000
Total current liabilities	9,988,000	9,732,000

Long-term liabilities:
Line of credit from director/ officer	2,000,000	2,000,000
Deferred tax liability	334,000	339,000
Total long-term liabilities	2,334,000	2,339,000

Commitments and contingencies

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value, shares authorized 5,000,000; issued and outstanding 826,000	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,629,000; outstanding 3,587,000	36,000	36,000
Additional paid-in-capital	30,911,000	30,938,000
Accumulated deficit, including accumulated comprehensive loss of $1,286,000 and $3,202,000	(30,231,000)	(28,945,000)
Less: treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	516,000	1,829,000
Total liabilities and stockholders’ equity	$12,838,000	$13,900,000
See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months
	Ended March 31,
	2014	2013

Revenues:
Software license fees	$463,000	$474,000
Services and maintenance	4,376,000	4,189,000
Total revenues	4,839,000	4,663,000
Costs of revenues:
Cost of software license fees	856,000	374,000
Cost of services and maintenance	2,997,000	3,009,000
Total cost of revenues	3,853,000	3,383,000

Gross Profit	986,000	1,280,000
Operating Expenses:
Product development	373,000	271,000
Sales and marketing	1,018,000	1,078,000
General and administrative	812,000	934,000
Total operating expenses	2,203,000	2,283,000

Loss from operations	(1,217,000)	(1,003,000)
Interest (expense) income	(37,000)	2,000

Loss before income taxes	(1,254,000)	(1,001,000)
Income tax expense	7,000	18,000
Net loss	(1,261,000)	(1,019,000)
Preferred dividend	75,000	75,000
Net loss available to common stockholders	$(1,336,000)	$(1,094,000)

Net loss	$(1,261,000)	$(1,019,000)

Basic and diluted loss per share available to common stockholders	$(0.37)	$(0.31)

Weighted average shares outstanding used in computing
Basic and diluted loss per common share	3,587,000	3,586,000

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net loss	$(1,261,000)	$(1,019,000)

Other comprehensive loss:
Foreign currency translation adjustment	(25,000)	(65,000)
Change in unrealized gain on available for sale investments	-	2,000

Comprehensive loss	$(1,286,000)	$(1,082,000)

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three	Year
	Months Ended	Ended
	March 31, 2014	December 31, 2013
	(Unaudited)

Convertible redeemable preferred stock
Balance, beginning and end of period	$8,000	$8,000

Common stock
Balance, beginning and end of period	36,000	36,000

Additional paid-in capital
Balance, beginning of period	30,938,000	31,056,000
Dividends paid	(75,000)	(300,000)
Stock based compensation	48,000	182,000

Balance, end of period	30,911,000	30,938,000

Accumulated deficit
Balance, beginning of period	(28,945,000)	(25,743,000)
Comprehensive loss	(1,286,000)	(3,202,000)

Balance, end of period	(30,231,000)	(28,945,000)

Treasury stock, at cost
Balance, beginning and end of period	(208,000)	(208,000)

Total stockholders’ equity	$516,000	$1,829,000

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,261,000)	$(1,019,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	931,000	423,000
Decrease in allowance for doubtful accounts	(78,000)	-
Stock-based compensation	48,000	27,000
Deferred income tax	(5,000)	9,000
Changes in operating assets and liabilities:
Receivables	634,000	88,000
Prepaid expenses and other	(91,000)	(19,000)
Accounts payable and accrued expenses	(288,000)	158,000
Deferred revenues	459,000	545,000
Other assets	(1,000)	6,000
Net cash provided by operating activities	348,000	218,000
Cash flows from investing activities:
Proceeds from sale of short term investments	5,000	-
Purchases of property and equipment	-	(2,000)
Capitalized software development costs	(681,000)	(954,000)
(Increase) decrease in restricted cash	(6,000)	5,000
Net cash used in investing activities	(682,000)	(951,000)

Cash flows from financing activities:
Dividend payments on preferred stock	(75,000)	(75,000)
Deferred financing costs	(12,000)	-
Net cash used in financing activities	(87,000)	(75,000)
Effect of exchange rate changes on cash	2,000	38,000
Net decrease in cash and cash equivalents	(419,000)	(770,000)
Cash and cash equivalents, beginning of period	1,111,000	2,015,000
Cash and cash equivalents, end of period	$692,000	$1,245,000

See accompanying notes to the unaudited consolidated financial statements.

Item 1.          CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The consolidated financial statements at March 31, 2014 and for the three month periods ended March 31, 2014 and 2013 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest annual report (Form 10-K) and our Form 10-Q’s for the quarters ended March 31, 2013, June 30, 2013, and September 30, 2013. The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2014.

Operating Matters and Liquidity

At March 31, 2014, the Company had a working capital ratio of .51:1, with cash and investments available for sale of $721,000.  The Company believes that it has sufficient cash to meet its anticipated operating cash needs for at least the next 12 months. However, projections of future cash needs and cash flows are subject to substantial uncertainty. We continually evaluate our operating cash flows which can vary subject to the actual timing of expected new sales compared to our expectations of those sales and are sensitive to many factors, including changes in working capital and our net (loss) income.  The Company has projected revenues for the remainder of 2014 that will provide sufficient funds to sustain its continuing operations.   However, due to unanticipated delays in the signing of certain license agreements and the cash flow timing impact of the Company’s planned conversion to a subscription-based software delivery model it was determined that the Company needed additional liquidity in the near term and as a result entered into an amended line of credit whereby the availability under the arrangement was increased from $2,000,000 to $3,000,000. It is described in Note 6. As of March 31, 2014 the Company had borrowed $2,000,000 against the line of credit. In April 2014, the Company borrowed an additional $400,000 against the line of credit.  The Company does not plan any significant capital expenditures in 2014 other than to replace its existing capital equipment as it becomes obsolete.    In addition, it does not anticipate that its operations or financial condition will be affected materially by inflation.

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

4.   CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to credit risk, consist of cash equivalents and accounts receivable.  The Company’s policy is to limit the amount of credit exposure to any one financial institution.  The Company places investments with financial institutions evaluated as being creditworthy or investing in short-term money market positions which are exposed to minimal interest rate and credit risk.  Cash balances are maintained with several banks.  Certain operating accounts may exceed the Federal Deposit Insurance Corporation (FDIC) limits.

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

On March 31, 2014 and December 31, 2013 the fair value for all of the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by major security type and class of security at March 31, 2014 and December 31, 2013 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Aggregate fair value
At March 31, 2014
Available-for-sale:
Mutual Funds	$29,000	$—	$—	$29,000
At December 31, 2013
Available-for-sale:
Mutual Funds	$33,000	$1,000	$—	$34,000

The aggregate fair value of mutual funds as of March 31, 2014 was $29,000. As of March 31, 2014 and December 31, 2013 there were no mutual funds that had unrealized losses.  The mutual funds contain investments that seek a high level of current income. The funds normally invest at least 80% of net assets, plus the amount of any borrowings for investment purposes, in floating or adjustable rate senior loans of any maturity or credit quality, including those rated below investment grade or determined by the fund's advisor to be of comparable quality.

6.   LINE OF CREDIT FROM DIRECTOR/ OFFICER- RELATED PARTY TRANSACTION

On May 29, 2013, the Company entered into a Revolving Loan Agreement and associated Revolving Promissory Note (collectively the “Loan Documents”) with Zack Bergreen, the Company’s Chief Executive Officer.  Pursuant to the Loan Documents, Mr. Bergreen provided an unsecured $2,000,000 revolving line of credit to the Company (Line of Credit).  Amounts outstanding under the Line of Credit bear interest at a rate of 7% per annum, with interest payable monthly.  The maturity date of the Line of Credit is May 29, 2015.   The Company may pay all amounts outstanding and terminate the Loan Documents prior to that time without any penalties.  The Loan Documents contain customary covenants, default and other provisions.  The Loan Documents were negotiated and approved by the Audit Committee of the Company’s Board of Directors.  Borrowings under the Line of Credit are subject to the Audit Committee’s approval.   On March 27, 2014 the Company amended its original Loan Documents with Mr. Bergreen.  Pursuant to the amended Loan Documents, Mr. Bergreen will provide an additional $1,000,000 unsecured revolving line of credit to the Company to increase the total available line of credit to $3,000,000.  No other terms or conditions to the original agreement have changed.  The proceeds from the borrowings will be used by the Company for working capital and general corporate purposes.   As of March 31, 2014 the Company borrowed $2,000,000 against the line of credit and incurred $37,000 of interest expense.  The Company was in compliance with the covenants of this agreement as of March 31, 2014.

7.   INCOME TAX

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the first three months of 2014, there was no interest or penalties related to the settlement of any audits.

At March 31, 2014, the Company maintained a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of future taxable income.

8.   STOCK-BASED COMPENSATION

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

As of March 31, 2014, the total unrecognized compensation cost related to non-vested options amounted to $360,000, which is expected to be recognized over the options’ average remaining vesting period of 2.70 years.  No income tax benefit was realized by the Company in the three months ended March 31, 2014.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model.

There were 80,000 and 55,000 options granted during the first three months of 2014 and 2013, respectively.

Activity under the Company’s stock option plans for the three months ended March 31, 2014 is as follows:

	OPTIONS OUTSTANDING
	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2013	666,000	$3.92
Granted	80,000	3.01
Balance, March 31, 2014	746,000	$3.82

The following table summarizes outstanding options under the Company’s stock option plans as of March 31, 2014:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	746,000	$3.82	5.96	$66,000

Ending Vested and Exercisable	501,000	$4.27	4.63	$39,000

Options Expected to Vest	688,000	$3.86	5.78	$61,000

9.   LOSS PER SHARE

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

The Company had net loss allocable to common stockholders for the three months ended March 3, 2014 and 2013.  Loss per share is computed as follows:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss available to common shareholders	$(1,336,000)	$(1,094,000)
Denominator:
Weighted average shares used to compute net loss available to common shareholders per common share basic and dilutive	3,587,000	3,586,000
Basic and dilutive net loss per share to common shareholder	$(0.37)	$(0.31)

All options outstanding to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation for the three months ended March 31, 2014 and 2013, as the inclusion of these options would have been antidilutive.

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

	Three Months Ended March 31,
	2014	2013
Revenues
Software license fees
United States	$20,000	$363,000

Total United States software license fees	20,000	363,000

Europe	443,000	101,000
Asia Pacific	-	10,000

Total foreign software license fees	443,000	111,000

Total software license fees	463,000	474,000

Services and maintenance
United States	2,769,000	2,792,000

Total United States services and maintenance revenue	2,769,000	2,792,000

Europe	927,000	521,000
Asia Pacific	680,000	876,000

Total foreign services and maintenance revenue	1,607,000	1,397,000

Total services and maintenance revenue	4,376,000	4,189,000

Total revenue	$4,839,000	$4,663,000

Net (loss) income:
United States	$(1,018,000)	$(292,000)
Europe	138,000	(378,000)
Asia Pacific	(381,000)	(349,000)

Net (loss)	$(1,261,000)	$(1,019,000)

11.           SUBSEQUENT EVENT

Failure to Satisfy a Continued NASDAQ Listing Rule or Standard

On April 7, 2014 the Company received a notification letter from the NASDAQ Stock Market advising the Company of its failure to comply with the required minimum of $2,500,000 in stockholders’ equity for continued listing on the NASDAQ Capital Market, pursuant to NASDAQ listing rule 5550(b)(1).  The Company fell below the minimum requirement with reported stockholders’ equity of $1,829,000 in its Form 10-K for the year ended December 31, 2013.  The Company’s loss in the first three months of 2014 further reduced the reported stockholders’ equity to $516,000.

NASDAQ stated in the letter that under the NASDAQ listing rules the Company has 45 calendar days to submit a plan to regain compliance. If the plan is accepted by NASDAQ, an extension of up to 180 calendar days from April 7, 2014 may be granted to the Company to provide evidence of compliance. If the plan is not accepted by NASDAQ, the Company will have the opportunity to appeal that decision to a Hearings Panel.

The Company is presently evaluating various courses of action to regain compliance and intends to timely submit a plan to NASDAQ to regain compliance with the NASDAQ minimum stockholders’ equity standard.

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This document contains various forward-looking statements and information that are based on management's beliefs, assumptions made by management and information currently available to management.  Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected.   Certain of these, as well as other risks and uncertainties are described in more detail herein and in Astea International Inc.’s (“Astea or the Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

The Company’s sales and marketing efforts are primarily focused on new software licensing and support services for its latest generation of Astea Alliance, ServiceVision, and FieldCentrix products as well as software as a service (SaaS) arrangements accounted for as subscription services .

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in its Summary of Accounting Policies, Note 2, in the Company’s 2013 Annual Report on Form 10-K.  The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Astea International Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant assets and liabilities that are subject to estimates include allowances for doubtful accounts, capitalized software development costs, recoverability of goodwill, goodwill and other acquired intangible assets, deferred tax assets, certain accrued and contingent liabilities and stock-based compensation costs.

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

In subscription based arrangements, even though customers use the software element, they generally do not have a contractual right to take possession of the software at any time during the hosting period without significant penalty to either run the software on its own hardware or contract with an unrelated third party to host the software. Accordingly, these SaaS arrangements, including the software license fees within the arrangements, are accounted for as subscription services provided all other revenue recognition criteria have been met.  The revenue is recognized on a straight-line basis over the lifetime of the contract. A SaaS contract is generally 1 to 3 years. In accordance with generally accepted accounting principles, the Company may not recognize any SaaS revenue before the services go live, to ensure that the revenue will match the use of services. The implementation period can be anywhere between 2 and 8 months. When up-front implementation, consulting and training services are bundled with the subscription based arrangement the services are recognized over the life of the initial contract.

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

For the three months ended March 31, 2014 and 2013, the Company recognized $4,839,000 and $4,663,000, respectively, of revenue related to software license fees, and services and maintenance. In addition, included in service revenue in the first three months ended March 31, 2014 and 2013 is subscription service revenue, of which the Company recognized $73,000 and $25,000, respectively.

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

Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues (current and future revenues) or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances had occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of March 31, 2014, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

Goodwill

Part of the purchase price for the FieldCentrix assets, acquired September 21, 2005, included the acquisition of goodwill.   Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with business combinations accounted for using the purchase method of accounting. Goodwill is not amortized, but instead goodwill is required to be tested for impairment annually and more frequently if impairment indicators are present. The Company performs such testing of goodwill on October 1 of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

During the fourth quarter of 2013, the Company completed the step one testing for goodwill impairment.  In addition, the Company evaluated other business factors, including analysis of macroeconomic conditions, the current business environment and changes in the operations of the business unit. Based upon the results of the step one testing, the Company concluded that no impairment existed as of December 31, 2013. The Company determined there was no triggering event at March 31, 2014 which would require an impairment analysis.

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

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expenses.  Such amounts were not material for the first three months of 2014 and 2013 and did not have a material impact on our financial position.

Currency Translation

Our international subsidiaries and branch operations translate the assets and liabilities of our international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of our international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment and reported in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity. Transaction exchange gains and losses are included in general and administrative expenses which include transaction gains of $14,000 and $3,000 for the three months ended March 31, 2014 and 2013, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss, unrealized (loss) gains on investments available for sale and foreign currency translation adjustments. The effects are presented in the accompanying Consolidated Statements of Comprehensive Loss.

Convertible Redeemable Preferred Stock

On September 24, 2008 the Company issued 826,000 shares of Series-A Convertible Preferred Stock (“Series A Preferred Stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, and if declared by the Company’s Board of Directors, quarterly in arrears. The Company paid $75,000 in preferred stock dividends for the three months ended March 31, 2014 and 2013.

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

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

Revenues

Total revenues increased by $176,000 or 4%, to $4,839,000 for the three months ended March 31, 2014 from $4,663,000 for the three months ended March 31, 2013.  Software license fee revenues decreased $11,000, or 2%, from the same period last year.  Services and maintenance revenue for the three months ended March 31, 2014 increased $187,000 or 4% from the same quarter in 2013.

Software license fee revenues decreased 2% to $463,000 in the first quarter of 2014 from $474,000 in the first quarter of 2013.  Astea Alliance license revenues increased $18,000 or 4%, to $460,000 in the first quarter of 2014 from $442,000 in the first quarter of 2013. The increase was primarily due to several license sales in Europe.  FieldCentrix license fee revenue decreased $29,000 or 91% in the first quarter of 2014 compared to $32,000 in the first quarter of 2013. There were no new customers in 2014 or 2013 for FieldCentrix as license revenues consisted of sales of additional licenses to existing customers.

Services and maintenance revenues increased by 4% to $4,376,000 in the first quarter of 2014 compared to $4,189,000 in the first quarter of 2013.  Astea Alliance service and maintenance revenues increased by $310,000 or 9% compared to the first quarter of 2013.  The increase was mainly attributable to an increase in European license sales which generated an increased need for professional services, partially offset by deferred subscription based services which may not be recognized until the customer goes live. At that time, the deferral services revenue will be recognized ratably over the remaining life of the initial contract. Service and maintenance revenues generated by FieldCentrix decreased by $123,000 or 14% to $778,000 in the first quarter of 2014 compared to $901,000 during the same period in 2013.  The decrease is due to upgrades and special projects in the quarter ending March 31, 2013 from existing customers that have been completed.  Subscription service revenue in the first quarter of 2014 was $73,000 compared to $25,000 in the same period in 2013. The increase was due to completion of the implementation process for customers going live on the SaaS solution and therefore being able to recognize the related hosting revenue over the remaining life of the contract.  Revenue for subscription services may not be recognized until the customers go-live. The implementation period is generally expected to range between 3 to 8 months. Once the customer goes live on the SaaS solution, the revenue will then be recognized ratably over the remaining initial contractual period.

Costs of Revenues

Cost of software license fees increased 129% to $856,000 in the first quarter of 2014 from $374,000 in the first quarter of 2013.  Included in the cost of software license fees are the costs of capitalized software amortization and amortization of software acquired from FieldCentrix. It also includes the cost of all third party software embedded in the Company’s software licenses which are sold to customers.  Amortization of capitalized software development costs was $820,000 for the quarter ended March 31, 2014 compared to $350,000 for the same quarter in 2013. This increase resulted from the amortization of Version 11 that was released late in 2013. The gross margin percentage on software license sales was (85%) in the first quarter of 2014 compared to 14% in the first quarter of 2013.  The decrease in the license margin resulted primarily from the increase in software amortization cost in 2014.

Cost of services and maintenance decreased slightly to $2,997,000 in the first quarter of 2014 from $3,009,000 in the first quarter of 2013. The decrease in cost of service and maintenance is mainly attributed to reduced travel expenses and a decrease in the use of outside consultants both in the U.S. and European locations.  The gross margin percentage was 32% in the first quarter of 2014 compared to 28% in the first quarter of 2013.  The increase in services and maintenance gross margin was primarily due to the decrease in service and maintenance costs as well as a slight increase in service and maintenance revenue.

Gross Profit

Gross profit decreased 23% to $986,000 in the first quarter of 2014 from $1,280,000 in the first quarter of 2013 primarily due to an increase in amortization of capitalized software partially offset by a slight increase in revenues. As a percentage of revenue, gross profit in the first quarter of 2014 was 20% compared to 27% in the first quarter of 2013. The quarter-over-quarter decrease in gross profit was largely driven by an increase of $470,000 in software amortization while gross profit on the cost of professional services and maintenance was relatively flat.

Operating Expenses

Product Development

Product development expenses increased 38%, or $102,000, to $373,000 in the first quarter of 2014 from $271,000 in the first quarter of 2013.  The increase was mainly due to a reduction in capitalized software development costs in the first quarter of 2014 compared to the first quarter of 2013 due to the completion of Version 11 in September 2013 of its Alliance software, partially offset by a reduction in headcount in Israel due to the restructuring which enabled the Company to keep its development costs more in line with the size and needs of the Company.  Fluctuations in product development expense from period to period result from the amount of product development expense that is capitalized.  Development costs of $681,000 were capitalized in the first quarter of 2014 compared to $954,000 during the same period in 2013.  Gross product development expense was $1,054,000 in the quarter ended March 31, 2014 which is 14% lower than $1,225,000 during the same quarter in 2013. The decrease is the result of cost cutting measures previously explained.  Product development expense as a percentage of revenues increased to 8% for the quarter ended March 31, 2014 compared to 6% for the quarter ended March 31, 2013.

Sales and Marketing

Sales and marketing expense decreased 6% to $1,018,000 in the first quarter of 2014 from $1,078,000 in the first quarter of 2013.  The decrease in sales and marketing expense is attributable to a decrease in selling costs related to reduced recruiting costs, reduced travel cost, and lower headcount partially offset by an increase in external marketing costs. The Company remains very diligent on controlling its marketing expenses, but strategically continues to focus on expanding its market presence through intensified marketing efforts to increase awareness of the Company’s products.  This occurs through the use of Webinars on topics relevant to the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expense was 21% in the quarter ended March 31, 2014 compared to 23% in the same period of 2013, due to the decrease in sales expenses.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company’s status as a public company. General and administrative expenses decreased 13% to $812,000 during the first quarter of 2014 from $934,000 in the first quarter of 2013. The decrease is primarily due to lower recruiting costs, decreased bad debt expense, and lower outside consulting costs. The Company remains focused on reducing its operating costs to be more in line with the needs of the Company.  As a percentage of revenue, general and administrative expenses decreased to 17% in the first quarter of 2014 from 20% in the first quarter of 2013.

Net Interest (Expense) Income

Net interest expense was $37,000 in the first quarter of 2014 compared to $2,000 of interest income in the first quarter of 2013.  Interest expense results from the Company’s line of credit. The Company borrowed $2,000,000 as of March 31, 2014, resulting in interest expense of $37,000 for the quarter.  The Company did not have this line of credit available during the same period of 2013.  Therefore, the Company only earned interest income in the first quarter of 2013.  The decrease in interest income resulted primarily from a decrease in investments. As of March 31, 2014 and 2013, the Company’s investments consisted of mutual funds.

Income Tax Expense

The Company recorded a provision for income tax of $7,000 during the first quarter of 2014 compared to $18,000 during the same quarter in 2013. The reduction in tax expense resulted from a decrease in Israel’s deferred taxes and net income.

International Operations

The Company’s international operations contributed revenues of $2,050,000 in the first quarter of 2014, a 36% increase compared to the first quarter of 2013.  The Company’s revenues from international operations amounted to 42% of the total Company revenue for the first quarter in 2014, compared to 32% of total revenues for the same quarter in 2013.  The increase in international revenues compared to the same period in 2013 is primarily due to increases in licenses and service and maintenance revenues in the European region partially offset by a decrease in service revenue in the Asia Pacific Region.

Net Loss

Net loss for the three months ended March 31, 2014 was $1,261,000 compared to a net loss of $1,019,000 for the three months ended March 31, 2013. The increase in net loss was primarily related to the increase in software amortization in the first quarter of 2014 compared to the same quarter in 2013 partially offset by a slight increase in revenues.

Liquidity and Capital Resources

    Operating Activities

The Company generated $348,000 of cash from operating activities in the first three months of 2014 compared to $218,000 for the first three months of 2013. The increase in operating cash flows of $130,000 was due to increased collections of accounts receivable of $546,000, an increase in non-cash expenses of $437,000 offset by a decrease in accounts payable of $446,000, an increase in net loss of $242,000, a decrease of $86,000 in deferred revenues, an increase in prepaid expenses of $72,000 and an increase in other assets of $7,000.

    Investing Activities

The Company used $682,000 for investing activities in the first three months of 2014 compared to $951,000 used in the first three months of 2013. The decrease in cash used for investing activities of $269,000 is principally attributable to decrease of $273,000 in capitalized software development costs, an increase in the sale of short term investments of $5,000 and a decrease in capital expenditures of $2,000 offset by an increase in restricted cash of $11,000 compared to the first three months of 2013.

    Financing Activities

The Company used $87,000 in cash for financing activities in the first three months of 2014 compared to $75,000 in the first three months of 2013.  Payments of preferred stock dividends of $75,000 occurred in both 2014 and 2013.  In addition, the Company paid $12,000 in the first three months of 2014 for deferred financing costs amortized over the life of the line of credit or two years. There were no deferred financing costs incurred during the first three months of 2013.

The cash effect of exchange rates on the U.S. dollar related to most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, provided an inflow of $2,000 in 2014 compared to $38,000 in 2013.

At March 31, 2014, the Company had a working capital ratio of approximately .51:1 compared to .61:1 at December 31, 2013. The Company had $721,000 in cash and investments available for sale at March 31, 2014, compared to $1,145,000 at December 31, 2013.

The Company has projected revenues for 2014 that will generate enough funds to sustain its continuing operations.  However, due to unanticipated delays in the signing of certain license agreements and the cash flow timing impact of the Company’s planned conversion to a subscription-based business model, it was determined that the Company needed additional liquidity in the near term and as a result entered into a line of credit with the CEO (Note 6) for a total of $3,000,000. As of March 31, 2014 the Company had borrowed $2,000,000 against the line of credit. The Company does not plan any significant capital expenditures in 2014.  In addition, it does not anticipate that its operations or financial condition will be affected materially by inflation.

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

Variability of Quarterly Results and Potential Risks Inherent in the Business

The Company’s operations are subject to a number of risks, which are described in more detail in the Company’s prior SEC filings, including in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  Risks which are peculiar to the Company on a quarterly basis, and which may vary from quarter to quarter, include but are not limited to the following:

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

Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 2014, the Company’s investments consisted of mutual funds.  The Company does not expect any material loss with respect to its investment portfolio.  In addition, the Company does not believe that a 10% change in interest rates would have a significant effect on its interest income.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency. For the three months ended March 31, 2014, approximately 42% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4.          CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.          RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect the Company’s business, financial condition or future results. The risks described in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 are not the only risks facing the Company. Additional  risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

ASTEA INTERNATIONAL INC.

Date: May 15, 2014	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2014	/s/Rick Etskovitz
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