Form 10-Q
period 2014-06-30
ASTEA INTERNATIONAL INC
filed 2014-08-14
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014
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
Yes           No   X

As of August 12, 2014, 3,587,299 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2014 (Unaudited)	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,245,000	$1,111,000
Investments available for sale	29,000	34,000
Receivables, net of allowance of $74,000 (unaudited) and $112,000, respectively	3,997,000	4,239,000
Prepaid expenses and other	545,000	558,000
Total current assets	5,816,000	5,942,000

Property and equipment, net	193,000	291,000
Intangibles, net	164,000	232,000
Capitalized software, net	5,351,000	5,667,000
Goodwill	1,538,000	1,538,000
Restricted cash	124,000	125,000
Other assets	107,000	105,000

Total assets	$13,293,000	$13,900,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit from director/officer, current	$150,000	$-
Line of credit from Silicon Valley Bank, current	690,000	-
Accounts payable and accrued expenses	2,658,000	2,951,000
Deferred revenues	7,800,000	6,781,000

Total current liabilities	11,298,000	9,732,000

Long-term liabilities:
Line of credit from director/officer, long term	-	2,000,000
Deferred tax liability	344,000	339,000
Total long-term liabilities	344,000	2, 339,000

Commitments and contingencies

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value, shares authorized 5,000,000:
Series A issued and outstanding 826,000	8,000	8,000
Series B issued and outstanding 797,000	8,000	-
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,629,000; outstanding 3,587,000	36,000	36,000
Additional paid-in-capital	32,869,000	30,938,000
Accumulated deficit, including accumulated comprehensive loss of $2,117,000 and $3,202,000	(31,062,000)	(28,945,000)
Less: treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	1,651,000	1,829,000
Total liabilities and stockholders’ equity	$13,293,000	$13,900,000
See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Revenues:
Software license fees	$1,187,000	$898,000	$1,650,000	$1,372,000
Services and maintenance	4,110,000	4,397,000	8,486,000	8,586,000
Total revenues	5,297,000	5,295,000	10,136,000	9,958,000
Costs of revenues:
Cost of software license fees	811,000	379,000	1,667,000	753,000
Cost of services and maintenance	2,825,000	3,281,000	5,822,000	6,290,000
Total cost of revenues	3,636,000	3,660,000	7,489,000	7,043,000
Gross profit	1,661,000	1,635,000	2,647,000	2,915,000
Operating Expenses:
Product development	348,000	329,000	721,000	600,000
Sales and marketing	1,067,000	1,154,000	2,085,000	2,232,000
General and administrative	944,000	892,000	1,755,000	1,826,000
Restructuring	-	182,000	-	182,000
Total operating expenses	2,359,000	2,557,000	4,561,000	4,840,000

Loss from operations	(698,000)	(922,000)	(1,914,000)	(1,925,000)
Interest expense, net	(38,000)	(5,000)	(75,000)	(3,000)
Loss before income taxes	(736,000)	(927,000)	(1,989,000)	(1,928,000)
Income tax expense	16,000	27,000	23,000	45,000
Net loss	(752,000)	(954,000)	(2,012,000)	(1,973,000)
Preferred dividend, (Series A)	75,000	75,000	150,000	150,000
Net loss available to common stockholders	$(827,000)	$(1,029,000)	$(2,162,000)	$(2,123,000)

Basic and diluted loss per share available to common stockholders	$(0.23)	$(0.29)	$(0.60)	$(0.59)

Weighted average shares outstanding used in computing basic and diluted loss per common share	3,587,000	3,591,000	3,587,000	3,591,000

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(752,000)	$(954,000)	$(2,012,000)	$(1,973,000)
Other comprehensive loss:
Foreign currency translation adjustment	(80,000)	39,000	(105,000)	(27,000)
Change in unrealized (loss) gain on available for sale investments	-	(1,000)	-	1,000

Comprehensive loss	$(832,000)	$(916,000)	$(2,117,000)	$(1,999,000)

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Six	Year
	Months Ended	Ended
	June 30, 2014 (Unaudited)	December 31, 2013

Convertible redeemable preferred stock
Balance, beginning of period	$8,000	$8,000
Series B preferred stock issued	8,000	-

Balance, end of period	16,000	8,000

Common stock
Balance, beginning and end of period	36,000	36,000

Additional paid-in-capital
Balance, beginning of period	30,938,000	31,056,000
Series A preferred stock dividends paid	(150,000)	(300,000)
Stock based compensation	89,000	182,000
Series B preferred stock issued, net	1,992,000	-

Balance, end of period	32,869,000	30,938,000

Accumulated deficit
Balance, beginning of period	(28,945,000)	(25,743,000)
Comprehensive loss	(2,117,000)	(3,202,000)

Balance, end of period	(31,062,000)	(28,945,000)

Treasury stock, at cost
Balance, beginning and end of period	(208,000)	(208,000)

Total stockholders’ equity	$1,651,000	$1,829,000

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,012,000)	$(1,973,000)
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:
Depreciation and amortization	1,809,000	869,000
Decrease in allowance for doubtful accounts	(38,000)	-
Stock-based compensation	89,000	76,000
Deferred income tax	5,000	24,000
Changes in operating assets and liabilities:
Receivables	254,000	1,449,000
Prepaid expenses and other	92,000	65,000
Accounts payable and accrued expenses	(287,000)	246,000
Deferred revenues	979,000	(781,000)
Other assets	(2,000)	(18,000)
Net cash provided by (used in) operating activities	889,000	(43,000)
Cash flows from investing activities:
Proceeds from sale of short term investments	5,000	-
Purchases of property and equipment	(37,000)	(4,000)
Capitalized software development costs	(1,289,000)	(1,822,000)
Decrease in restricted cash	-	6,000
Net cash used in investing activities	(1,321,000)	(1,820,000)

Cash flows from financing activities:
Dividend payments on preferred stock (Series A)	(150,000)	(150,000)
Repayment on line of credit from director/officer	(250,000)	-
Proceeds from line of credit from director/officer	400,000	1,600,000
Proceeds from line of credit from Silicon Valley Bank	690,000	-
Deferred financing costs	(126,000)	(18,000)
Net cash provided by financing activities	564,000	1,432,000
Effect of exchange rate changes on cash	2,000	(245,000)
Net increase (decrease) in cash and cash equivalents	134,000	(676,000)
Cash and cash equivalents, beginning of period	1,111,000	2,015,000
Cash and cash equivalents, end of period	$1,245,000	$1,339,000

Supplemental schedule of non-cash activities:
Issuance of preferred stock (Series B)	$2,000,000	$-
Cancellation of line of credit from director/officer	$(2,000,000)	$-

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.        BASIS OF PRESENTATION

The consolidated financial statements at June 30, 2014 and for the six month periods ended June 30, 2014 and 2013 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest annual report (Form 10-K) and our Form 10-Q’s for the quarters ended March 31, 2013, June 30, 2013, September 30, 2013, and March 31, 2014. The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2014.

Operating Matters and Liquidity

At June 30, 2014, the Company had a working capital ratio of .52:1, with cash and investments available for sale of $1,274,000.  The Company believes that it has sufficient cash to meet its anticipated operating cash needs for at least the next 12 months. However, projections of future cash needs and cash flows are subject to substantial uncertainty. We continually evaluate our operating cash flows which can vary subject to the actual timing of expected new sales compared to our expectations of those sales and are sensitive to many factors, including changes in working capital and our net (loss) income.  The Company has projected revenues for the remainder of 2014 that management believes will provide sufficient funds to sustain its continuing operations.   However, due to unanticipated delays in the signing of certain license agreements and the cash flow timing impact of the Company’s planned conversion to a subscription-based software delivery model it was determined that the Company needed additional liquidity in the near term. Accordingly, the Company entered into a new line of credit agreement, and has an existing line of credit from its Chief Executive Officer, both of which are described in Note 6. As of June 30, 2014 the Company owed $150,000 against the line of credit from its Chief Executive Officer and $690,000 against the new line of credit from Silicon Valley Bank (“SVB”). The Company was not in compliance with the earnings covenants of the SVB loan agreement as of June 30, 2014, based on the operating results for the quarter ended June 30, 2014.  However, SVB provided a forbearance agreement which defers its right to exercise the default provisions of the line of credit until October 1, 2014.  During the forbearance period, the Company has agreed to a reduction in the maximum revolving line of credit amount, which may not exceed $1,000,000. SVB shall have no further obligation to make any additional borrowings available to the Company or to provide any other extensions of credit during the forbearance period. However, the Company covenants and agrees that, if in the sole and absolute discretion of SVB, they make any discretionary financial accommodation during the forbearance period, such act shall not constitute (i) a waiver of any of the existing default covenants, which may now exist or which may occur after the date of the forbearance agreement, or (ii) an agreement on the part of SVB to make any further extensions of credit of any kind to the Company at a later date.  In addition, in August 2014, the line of credit capacity from the Company’s Chief Executive Officer was reduced from $3,000,000 to $1,000,000. The $1,000,000 line of credit is available in the future if the Company fails to meet any future bank covenants under its line of credit with SVB.

The Company is currently working with SVB to re-define the financial covenants in the existing loan agreement which do not consider the revenue recognition and cash flow impact of the Company’s hosting arrangements under which revenue cannot be recognized before the projects go live but which do provide current cash flows. Continued compliance with its covenants is dependent on the Company achieving certain earnings as of September 30 2014 and throughout the remaining term of the loan agreement.  In the event the Company does not meet its financial covenants after October 1, 2014 and SVB does not extend a waiver or forbearance agreement, and the Company believes that it does not have adequate liquidity to operate, it will implement a cost cutting plan that reduces its expenditures to the appropriate level to be in line with its operating cash flows.

The Company does not plan any significant capital expenditures in 2014 other than to replace its existing capital equipment as it becomes obsolete.

2.        RECENT ACCOUNTING GUIDANCE NOT YET ADOPTED

In July 2013, the Financial Accounting Standards Board (“FASB”)  issued guidance on, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires an entity to present unrecognized tax benefits as a reduction of a deferred tax asset, except in certain circumstances. This guidance is effective for fiscal years and interim periods beginning after December 31, 2013, and early adoption is permitted. Based upon a preliminary review of the guidance, the Company does not anticipate that adoption will have a significant impact on our financial statements.

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning January 1, 2017 and early adoption is not permitted. We anticipate this standard may have a material impact on our consolidated financial statements, and we are currently evaluating its impact.

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

The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets, trade accounts payable and accrued expenses, and the line of credits at face value approximate fair value because of the short maturity of these instruments.

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

5.        INVESTMENTS AVAILABLE FOR SALE

Investments that the Company designates as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive (loss) income.  The Company bases the cost of the investment sold on the specific identification method.  The available-for-sale investments consist of mutual funds.  If an available-for-sale investment is other than temporarily impaired, the loss is charged to either earnings or stockholders’ equity depending on our intent and ability to retain the security until we recover the full cost basis and the extent of the loss attributable to the creditworthiness of the issuer.

On June 30, 2014 and December 31, 2013 the fair value for all of the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

The carrying amount, gross unrealized holding gains (losses), and fair value of available-for-sale securities by major security type and class of security at June 30, 2014 and December 31, 2013 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Aggregate fair value
At June 30, 2014
Available-for-sale:
Mutual Funds	$29,000	$—	$—	$29,000
At December 31, 2013
Available-for-sale:
Mutual Funds	$33,000	$1,000	$—	$34,000

The aggregate fair value of mutual funds as of June 30, 2014 was $29,000. As of June 30, 2014 and December 31, 2013 there were no mutual funds that had unrealized losses.  The mutual funds contain investments that seek a high level of current income. The funds normally invest at least 80% of net assets, plus the amount of any borrowings for investment purposes, in floating or adjustable rate senior loans of any maturity or credit quality, including those rated below investment grade or determined by the fund's advisor to be of comparable quality.

6.        LINE OF CREDIT

 Line of Credit from Director/ Officer- Related Party Transaction

On May 29, 2013, the Company entered into a Revolving Loan Agreement and associated Revolving Promissory Note (collectively the “Loan Documents”) with Zack Bergreen, the Company’s Chief Executive Officer.  Pursuant to the Loan Documents, Mr. Bergreen provided an unsecured $2,000,000 revolving line of credit to the Company (Line of Credit).  Amounts outstanding under the Line of Credit bear interest at a rate of 7% per annum, with interest payable monthly.  The maturity date of the Line of Credit is May 29, 2015.   The Company may pay all amounts outstanding and terminate the Loan Documents prior to that time without any penalties.  The Loan Documents contain customary covenants, default and other provisions.  The Loan Documents were negotiated and approved by the Audit Committee of the Company’s Board of Directors.  Borrowings under the Line of Credit are subject to the Audit Committee’s approval.   On March 27, 2014 the Company amended its original Loan Documents with Mr. Bergreen.  Pursuant to the amended Loan Documents, Mr. Bergreen provided an additional $1,000,000 unsecured revolving line of credit to the Company to increase the total available line of credit to $3,000,000.  No other terms or conditions to the original agreement have changed.  On June 20, 2014, the Company canceled $2,000,000 of outstanding principal owed to Mr. Bergreen under the Loan Documents in exchange for 797,000 shares of Series B Preferred Stock (see Note 10).  In addition during the second quarter of 2014 as noted below, the Company repaid $250,000 of principal against the line of credit owed to Mr. Bergreen.  As of June 30, 2014, the Company owed $150,000 against the line of credit and classified it as current on the balance sheet due to the date of maturity. In addition, the Company incurred $75,000 of interest expense for the six months ended June 30, 2014.  As of December 31, 2013 the Company had borrowed $2,000,000 against the line of credit and classified it as long term on the balance sheet due to the maturity date. The Company was in compliance with the covenants of this agreement as of June 30, 2014 and December 31, 2013.

Line of Credit from Silicon Valley Bank (“SVB”)

On June 13, 2014, the Company entered into a Loan and Security Agreement with SVB.  The Loan Agreement established a revolving credit facility for the Company in the principal amount of up to $3,000,000.  Availability under the Revolving Facility is tied to a borrowing base formula that is based on 80% of the Company’s’ eligible accounts receivable.  Advances under the Revolving Facility may be repaid and reborrowed in accordance with the Loan Agreement.  No advances were made at closing of the loan, however as of June 30, 2014 the Company borrowed $690,000 of which $250,000 was used to pay down the line of credit from its Chief Executive Officer.  Pursuant to the Loan Agreement, the Company agreed to pay to SVB the outstanding principal amount of all borrowings, the unpaid interest thereon, and all other obligations incurred with respect to the Loan Agreement on June 13, 2016.  Interest will accrue on the unpaid principal balance of the borrowing at a floating per annum rate equal to the greater of: (i) 2.00% above the prime rate or (ii) 5.25%; provided, that, after the first anniversary of the effective date of the Loan Agreement and following the initial borrowing, the minimum interest amount due per month shall not be less than $4,500.  During an event of default, the rate of interest may increase 3% above the otherwise applicable rate, until such event of default is cured or waived.  All accrued and unpaid interest is payable monthly on the last calendar day of each month.

Subject to certain exceptions, the Loan Agreement contains covenants prohibiting the Company from, among other things: (a) conveying, selling, leasing, transferring or otherwise disposing of their properties or assets; (b) liquidating or dissolving; (c) engaging in any business other than the business currently engaged in or reasonably related thereto; (d) entering into any merger or consolidation, or acquiring all or substantially all of the capital stock or property of another entity; (e) becoming liable for any indebtedness; (f) allowing any lien or encumbrance on any of their property; and (g) paying any dividends; and (i) making payment on subordinated debt.  Further, the Company must (i) achieve certain  minimum positive net income targets through December 31, 2015; and (ii) maintain a minimum “adjusted quick ratio,” tested as of the last day of each month, of at least 1.25:1.00.  The adjusted quick ratio is the ratio of (a) the Company’s consolidated, unrestricted cash plus net booked accounts receivable to (b) the Company’s liabilities to SVB plus, without duplication, the aggregate amount of the Company’s liabilities that mature within 1 year, minus the current portion of deferred revenue.

The Loan is secured by a first priority perfected security interest in substantially all of the assets of the Company, excluding the intellectual property of the Company.  The Loan Agreement contains a negative covenant prohibiting the Company from granting a security interest in their intellectual property to any party.

As of June 30, 2014 the Company borrowed $690,000 against the line of credit and classified it as a current liability on the balance sheet as the Company was in default of certain covenants under the arrangement.  The Company was not in compliance with the earnings covenants of this agreement as of June 30, 2014, based on the operating results for the quarter ended June 30, 2014.  However, SVB provided a forbearance agreement which defers its right to exercise the default provisions of the line of credit until October 1, 2014.  During the forbearance period, the Company has agreed to a reduction in the maximum amount of the revolving line of credit not to exceed $1,000,000. Due to the default, per the agreement SVB may increase the interest rate by an additional 3%. However, SVB has elected not to increase the interest rate during this default period. The Company will pay a forbearance fee of $3,500. SVB shall have no further obligation to make any additional borrowings to the Company or to provide any other extensions of credit during the forbearance period. However, the Company covenants and agrees that if, in the sole and absolute discretion of SVB, they make any discretionary financial accommodation during the forbearance period, such act shall not constitute (i) a waiver of any of the existing default covenants, which may now exist or which may occur after the date of the forbearance agreement, or (ii) an agreement on the part of SVB to make any further extensions of credit of any kind to the Company at a later date. The Company expects to be in compliance with the SVB covenants by the next quarter, ending September 30, 2014.

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the first six months of 2014, there was no interest or penalties related to the settlement of any audits.

At June 30, 2014, the Company maintained a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of future taxable income.

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

As of June 30, 2014, the total unrecognized compensation cost related to non-vested options amounted to $280,000, which is expected to be recognized over the options’ average remaining vesting period of 2.62 years.  No income tax benefit was realized by the Company in the six months ended June 30, 2014.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model.

There were 100,000 and 65,000 options granted during the first six months of 2014 and 2013, respectively.

Activity under the Company’s stock option plans for the six months ended June 30, 2014 is as follows:

	OPTIONS OUTSTANDING
	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2013	666,000	$3.92
Granted	100,000	2.74
Canceled	(71,000)	3.43
Balance, June 30, 2014	695,000	$3.80

The following table summarizes outstanding options under the Company’s stock option plans as of June 30, 2014:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	695,000	$3.80	5.67	$25,000

Ending Vested and Exercisable	477,000	$4.28	4.34	$8,000

Options Expected to Vest	218,000	$2.76	7.62	-

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

The Company had net loss allocable to common stockholders for the three and six months ended June 30, 2014 and 2013.  Loss per share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss available to common shareholders-basic
and diluted	$(827,000)	$(1,029,000)	$(2,162,000)	$(2,123,000)

Denominator:
Weighted average shares used to compute net loss available to common shareholders per common share-basic and diluted	3,587,000	3,591,000	3,587,000	3,591,000

Basic and diluted net loss per share to common shareholder	$(0.23)	$(0.29)	$(0.60)	$(0.59)

All options outstanding to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation for the three and six months ended June 30, 2014 and 2013, as the inclusion of these options would have been antidilutive.

10.        STOCKHOLDERS' EQUITY

Convertible Redeemable Preferred Stock

Series A

On September 24, 2008 the Company issued 826,000 shares of Series-A Convertible Preferred Stock (“Series A Preferred Stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, and if declared by the Company’s Board of Directors, quarterly in arrears. The Company paid $150,000 in preferred stock dividends for the six months ended June 30, 2014 and 2013.

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

Series B

On June 20, 2014, as part of a plan to regain compliance with The Nasdaq Capital Market’s  (“ Nasdaq ”) continued listing requirements that a listed company have not less than $2.5 million in shareholders’ equity, the Company  issued 797,000 of Series-B Convertible Preferred Stock (“Series B Preferred Stock)  to  its Chief Executive Officer at a price of $2.51 per share in exchange for the cancellation of  $2,000,000 of outstanding principal owed to its Chief Executive Officer under a certain Revolving Promissory Note dated March 26, 2014.  The audit committee of the board of directors of the Company negotiated and unanimously approved the transaction.

The per share price was determined as the greater of (i) the average closing bid price of a share of the Company’s common stock reported by Nasdaq for the 30 trading days ending two trading days prior to the date of the Series B Preferred Stock agreement and (ii) 10% above the closing bid price of the Company’s common stock on the date of the Series B Preferred Stock agreement.  Accordingly, the per share price was set at $2.51 (“Purchase Price”), corresponding to 10% above the closing bid price on June 20, 2014.  Pursuant to the terms of the Series B Preferred Stock agreement, the Company also granted its Chief Executive Officer certain registration rights in the event the Company elects to file a registration statement with the Securities and Exchange Commission relating to an offering of its equity securities under the Securities Act of 1933, as amended.

The Series B Preferred Stock may be converted into shares of common stock on a one-to-one ratio, subject to customary anti-dilution provisions.  The Series B Preferred Stock will pay a quarterly dividend, which will accrue at an annual rate of 7%, subject to certain rate adjustments as provided for under the agreement, until June 20, 2016 and at an annual rate of 10% thereafter.  The Company’s Chief Executive Officer may convert up to 50% of the Series B shares into shares of common stock at any time until June 20, 2015, and thereafter may convert 100% of his shares of the Series B Preferred Stock into shares of common stock.  Following June 20, 2016, each and every then outstanding share of Series B Preferred Stock is subject to mandatory and automatic conversion into shares of common stock if the closing price of the common stock as reported by the principal exchange or quotation system on which such Common Stock is traded or reported exceeds 300% of the then current conversion price for 30 consecutive trading days.  The Company may redeem up to 50% of the shares of the outstanding Series B Preferred Stock at any time on or prior to December 17, 2014 at a price equal to 110% of the Purchase Price, plus an amount equal to any unpaid and accrued dividends. At any time after December 17, 2014 and prior to June 20, 2015, the Company may redeem up to 50% of the shares of the outstanding Series B Preferred Stock minus the number of shares redeemed in any First Partial Redemption, at a price equal to 130% of the Purchase Price, plus an amount equal to any unpaid and accrued dividends.  Additionally, after June 20, 2015, the Company may redeem all of the outstanding shares of the Series B Preferred Stock issued at a price per share equal to 300% of the purchase price.  The Series B Preferred Stock ranks senior to the Common Stock and on parity with the Company’s Series A Convertible Preferred Stock.

The Company reports the Series B Preferred Stock on the Company’s consolidated balance sheet within stockholders’ equity at the amount of net proceeds received less an imputed dividend cost. The imputed dividend cost of $110,000 was the result of the preferred stock having a dividend rate during the first two years after its issuance (7%) that is lower than the rate that becomes fixed (10%) after the initial two year period. The imputed dividend cost of $110,000 will be amortized over the first two years from the date of issuance and is based upon the present value of the dividend discount using a 10% yield.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Software license fees
United States	$847,000	$383,000	$867,000	$746,000
Total United States
software license fees	847,000	383,000	867,000	746,000

Europe	35,000	136,000	478,000	237,000
Asia Pacific	305,000	379,000	305,000	389,000
Total foreign software
license fees	340,000	515,000	783,000	626,000

Total software license fees	1,187,000	898,000	1,650,000	1,372,000

Services and maintenance
United States	2,580,000	3,032,000	5,350,000	5,825,000
Total United States
services and maintenance revenue	2,580,000	3,032,000	5,350,000	5,825,000

Europe	788,000	676,000	1,714,000	1,197,000
Asia Pacific	742,000	689,000	1,422,000	1,564,000
Total foreign services and
maintenance revenue	1,530,000	1,365,000	3,136,000	2,761,000
Total services and maintenance
revenue	4,110,000	4,397,000	8,486,000	8,586,000

Total revenue	$5,297,000	$5,295,000	$10,136,000	$9,958,000

Net loss
United States	$(183,000)	$(582,000)	$(1,201,000)	$(879,000)
Europe	(212,000)	(272,000)	(73,000)	(650,000)
Asia Pacific	(357,000)	(100,000)	(738,000)	(444,000)

Net loss	$(752,000)	$(954,000)	$(2,012,000)	$(1,973,000)

11.        SUBSEQUENT EVENTS

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

The Company presented its plan to NASDAQ on May 22, 2014, which included the conversion of outstanding debt into equity, and improved operating results. On May 29, 2014 NASDAQ granted the Company an extension of time in which to regain compliance.  The extension was based upon both the completion of the debt to equity conversion by June 30, 2014 (which was accomplished on June 20, 2014 by converting $2,000,000 of borrowings by its Chief Executive Officer to 797,000 shares of Series B Preferred Stock), and the filing of results by August 14, 2014 that would evidence compliance with the minimum equity standard.  As reported on the balance sheet of this Form 10-Q, stockholders’ equity at June 30, 2014 is $1,651,000.  Since the Company is not in compliance with the minimum equity requirement, it has proactively engaged in a discussion with NASDAQ requesting an extension of time to evidence compliance.  If this proposal is not accepted by NASDAQ, then NASDAQ will provide written notification of its intent to delist the Company’s’ securities, and the Company will have the opportunity to appeal that decision to a Hearings Panel.

The prior NASDAQ compliance issue regarding lacking the required third independent director was remedied on July 28, 2014 by the appointment of a new independent director to the Board of Directors of the Company and Audit Committee.

Line of Credit from Director/ Officer- Related Party Transaction

On August 12, 2014, the Board of Directors approved a reduction in the Line of Credit from Mr. Bergreen from $3,000,000 to $1,000,000.  As stated previously, in June 2014, $2,000,000 which had been outstanding under the line of credit was canceled in exchange for 797,000 shares of Series B convertible preferred stock.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This document contains various forward-looking statements and information that are based on management's beliefs, assumptions made by management and information currently available to management.  Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected.   Certain of these, as well as other risks and uncertainties are described in more detail herein and in Astea International Inc.’s (“Astea” or “the Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

For the six months ended June 30, 2014 and 2013, the Company recognized $10,136,000 and $9,958,000, respectively, of revenue related to software license fees, and services and maintenance. In addition, included in service revenue in the first six months ended June 30, 2014 and 2013 is subscription service revenue, of which the Company recognized $267,000 and $38,000, respectively.

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

Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues (current and future revenues) or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances had occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of June 30, 2014, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

During the fourth quarter of 2013, the Company completed the step one testing for goodwill impairment.  In addition, the Company evaluated other business factors, including analysis of macroeconomic conditions, the current business environment and changes in the operations of the business unit. Based upon the results of the step one testing, the Company concluded that no impairment existed as of December 31, 2013. The Company determined there was no triggering event at June 30, 2014 which would require an impairment analysis.

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

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expenses.  Such amounts were not material for the first six months of 2014 and 2013 and did not have a material impact on our financial position.

Currency Translation

Our international subsidiaries and branch operations translate the assets and liabilities of our international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of our international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment and reported in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity. Transaction exchange gains and losses are included in general and administrative expenses which include transaction (losses) gains of ($25,000) and $1,000 for the six months ended June 30, 2014 and 2013, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss, unrealized (loss) gains on investments available for sale and foreign currency translation adjustments. The effects are presented in the accompanying consolidated statements of comprehensive loss.

Results of Operations

Comparison of Three Months Ended June 30, 2014 and 2013

Revenues

Total revenues increased by $2,000 or less than 1%, to $5,297,000 for the three months ended June 30, 2014 from $5,295,000 for the three months ended June 30, 2013.  Software license fee revenues increased $289,000, or 32%, from the same period last year.  Services and maintenance revenue for the three months ended June 30, 2014 decreased $287,000 or 7% from the same quarter in 2013.

Software license fee revenues increased 32% to $1,187,000 in the second quarter of 2014 from $898,000 in the second quarter of 2013.  Astea Alliance license revenues increased $294,000 or 34%, to $1,167,000 in the second quarter of 2014 from $873,000 in the second quarter of 2013. The increase was primarily due to several license sales in the U.S.  FieldCentrix license fee revenue decreased $5,000 or 20% in the second quarter of 2014 compared to $25,000 in the second quarter of 2013. There were no new customers in 2014 or 2013 for FieldCentrix as license revenues consisted of sales of additional licenses to existing customers.

Services and maintenance revenues decreased by 7% to $4,110,000 in the second quarter of 2014 compared to $4,397,000 in the second quarter of 2013.  Astea Alliance service and maintenance revenues decreased by $348,000 or 10% compared to the second quarter of 2013. The decrease is due to the delay in recognizing service revenue related to certain SaaS projects that have not been completed,  partially offset by an increase in maintenance revenue in Europe due to new license sales from prior quarters. Service and maintenance revenues generated by FieldCentrix decreased by $120,000 or 15% to $705,000 in the second quarter of 2014 compared to $825,000 during the same period in 2013.  The decrease is due to no new implementation projects or upgrades.  Subscription service revenue in the second quarter of 2014 was $194,000 compared to $13,000 in the same period in 2013. The increase was due to completion of the implementation process for customers going live on the SaaS solution and therefore being able to recognize the related hosting revenue over the remaining life of the contract.  Revenue for subscription services may not be recognized until the customers go-live. The implementation period is generally expected to range between 3 to 8 months. Once the customer goes live on the SaaS solution, the revenue will then be recognized ratably over the remaining initial contractual period.

Costs of Revenues

Cost of software license fees increased 114% to $811,000 in the second quarter of 2014 from $379,000 in the second quarter of 2013.  Included in the cost of software license fees are the costs of capitalized software amortization and amortization of software acquired from FieldCentrix. It also includes the cost of all third party software embedded in the Company’s software licenses which are sold to customers.  Amortization of capitalized software development costs was $786,000 for the quarter ended June 30, 2014 compared to $365,000 for the same quarter in 2013. This increase resulted from the amortization of Version 11 that was released late in 2013. The gross margin percentage on software license sales was 32% in the second quarter of 2014 compared to 58% in the first quarter of 2013.  The decrease in the license margin resulted primarily from the increase in software amortization cost in 2014.

Cost of services and maintenance decreased 14%  to $2,825,000 in the second quarter of 2014 from $3,281,000 in the second quarter of 2013. The decrease in cost of service and maintenance is mainly attributed to reduced headcount in all regions, reduced travel expenses and a decrease in the use of outside consultants both in the U.S. and European locations.  The gross margin percentage was 31% in the second quarter of 2014 compared to 25% in the second quarter of 2013.  The increase in services and maintenance gross margin was primarily due to the decrease in service and maintenance costs offset by a decrease in service and maintenance revenue.

Gross Profit

Gross profit increased 2% to $1,661,000 in the second quarter of 2014 from $1,635,000 in the second quarter of 2013 due to a slight increase in revenue and a decrease in service and maintenance cost offset by an increase in amortization of capitalized software.  Gross profit as a percentage of revenue both in the second quarter of 2014 and 2013 was 31%. Gross profit was level for the quarter due to revenues that were relatively flat and the increase of $421,000 in software amortization that was offset by a decrease in the cost of professional services and maintenance.

Operating Expenses

Product Development

Product development expenses increased 6%, or $19,000, to $348,000 in the second quarter of 2014 from $329,000 in the second quarter of 2013.  The increase was mainly due to a reduction in capitalized software development costs in the second quarter of 2014 compared to the second quarter of 2013 due to the completion of Version 11 in September 2013 of its Alliance software, partially offset by a reduction in headcount in Israel due to the restructuring which enabled the Company to keep its development costs more in line with the size and needs of the Company.  Fluctuations in product development expense from period to period result from the amount of product development expense that is capitalized.  Development costs of $605,000 were capitalized in the second quarter of 2014 compared to $868,000 during the same period in 2013.  Gross product development expense was $953,000 in the quarter ended June 30, 2014 which is 20% lower than $1,197,000 during the same quarter in 2013. The decrease is the result of cost cutting measures previously explained.  Product development expense as a percentage of revenues was 7% for the quarter ended June 30, 2014 and 6%  for the quarter ended  June 30, 2013.

Sales and Marketing

Sales and marketing expense decreased 8% to $1,067,000 in the second quarter of 2014 from $1,154,000 in the second quarter of 2013.  The decrease in sales and marketing expense is attributable to a decrease in costs related to reduced recruiting costs in sales,  reduced costs related to outside consultants and lower headcount and lower travel costs  in sales and marketing.  The Company remains diligent on controlling its marketing expenses, but strategically continues to focus on expanding its market presence through intensified marketing efforts to increase awareness of the Company’s products.  This occurs through the use of Webinars on topics relevant to the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expense was 20% in the quarter ended June 30, 2014 compared to 22% in the same period of 2013, due to the decrease in sales and marketing expenses.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company’s status as a public company. General and administrative expenses increased 6% to $944,000 during the second quarter of 2014 from $892,000 in the second quarter of 2013. The increase is primarily due to the use of outside consultants and legal fees to help with the NASDAQ listing requirements and the conversion of the line of credit payable to Mr. Bergreen to Series B Preferred Stock, partially offset by a decrease in bad debt and rent expense. The Company remains focused on reducing its overall operating costs to be more in line with the needs of the Company.  As a percentage of revenue, general and administrative expenses increased to 18% in the second quarter of 2014 compared to 17% in the second quarter of 2013.

Restructuring

No restructuring charges were recorded in the second quarter of 2014 compared to $182,000 for the same period in 2013.  In June 2013, in order to reduce operating costs, the Company adopted a restructuring plan to re-organize the Company by reducing certain redundant positions within the Company, eliminating excess rental space in Irvine, California, and reducing its product development cost to be more in line with the size and needs of the Company.  As a result, in the second quarter of 2013, the Company paid a one-time lease termination fee of $125,000, which allowed the Company to terminate its lease obligation and save future rent expense by leasing less space. This resulted in a $5,000 reduction of the liability and the recognition of $62,000 related to termination benefits. As a percentage of revenues, restructuring was 3%  for the second quarter of 2013.

Interest Expense, net

Net interest expense was $38,000 in the second quarter of 2014 compared to $5,000 in the second quarter of 2013. The Company entered into a  line of credit with its CEO in late May 2013and incurred one full month of interest expense in the second quarter of 2013 compared to three full months of interest expense in the second quarter of 2014. The decrease in interest income resulted primarily from a decrease in investments. As of June 30, 2014 and 2013, the Company’s investments consisted of mutual funds.

Income Tax Expense

The Company recorded income tax expense of $16,000 during the second quarter of 2014 compared to $27,000 during the same quarter in 2013. The reduction in tax expense resulted from a decrease in Israel’s deferred taxes.

International Operations

The Company’s international operations contributed revenues of $1,871,000 in the second quarter of 2014 compared to $1,880,000 the second quarter of 2013.  The Company’s revenues from international operations amounted to 36% of total Company revenue for the second quarter in both 2014 and 2013.  The slight decrease in international revenues compared to the same period in 2013 is due to increase in service and maintenance revenues in the European and Asia Pacific regions partially offset by a decrease in license revenue in Europe and Japan.

Net Loss

Net loss in the second quarter of 2014 was $752,000 compared to a net loss of $954,000 in the second quarter of 2013. The decrease in net loss was primarily related to a decrease in operating costs of 8% or $198,000.

Comparison of Six Months Ended June 30, 2014 and 2013

Revenues

Revenues increased $178,000, or 2%, to $10,136,000 for the six months ended June 30, 2014 from $9,958,000 for the six months ended June 30, 2013.  Software license revenues increased 20% from the same period last year.  Service and maintenance fees for the six months ended June 30, 2014 amounted to $8,486,000, a 1% decrease from the same period in 2013.

Software license fees revenue increased 20% to $1,650,000 in the first six months of 2014 from $1,372,000 in the first six months of 2013.  Astea Alliance license revenues increased $312,000 to $1,627,000 or 24% in the first six months of 2014 from $1,315,000 in the first six months of 2013. The increase resulted from an increase in Astea license sales in the U.S., Europe and Asia Pacific region, partially offset by a decrease in license sales in Japan.

Services and maintenance revenues decreased 1% to $8,486,000 in the first six months of 2014 from $8,586,000 in the first six months of 2013. Astea Alliance service and maintenance revenues were $6,736,000 for the first six months of  2014 a decrease of  1%, from $6,822,000 in Alliance service and maintenance revenue for the six months ended June 30, 2013. The decrease was mainly attributable to a shift in subscription based services which may not be recognized until the customer goes live offset by an increase in European implementation revenues from license sales. There was a decrease of 14% or $243,000 of service and maintenance revenues from FieldCentrix in the first six months of 2014 compared to the same period last year. The decrease is due to a reduction in implementation projects compared to the same period in 2013. Subscription revenue increased 603% to $267,000 in the first six months of  2014 from $38,000 in the first six months of 2013. The increase was due to completion of the implementation process for customers going live on the SaaS solution and therefore being able to recognize the related hosting revenue over the remaining life of the contract.  Revenue for subscription services may not be recognized until the customers go-live. The implementation period is generally expected to range between 3 to 8 months. Once the customer goes live on the SaaS solution, the revenue will then be recognized ratably over the remaining initial contractual period.

Costs of Revenues

Cost of software license fees increased 121% to $1,667,000 in the first six months of 2014 from $753,000 in the first six months of 2013.  Included in the cost of software license fees are the costs of capitalized software amortization and amortization of software acquired from FieldCentrix. It also includes the cost of all third party software embedded in the Company’s software licenses which are sold to customers.  Amortization of capitalized software development costs was $1,606,000 for the six months ended June 30, 2014 compared to $715,000, an increase of 125% over the same period in 2013. This increase resulted from the amortization of Version 11 that was released late in 2013.  The gross margin percentage on  software licenses was (1%) in the first six months of 2014 and 45% in the first six months of 2013. The decrease in gross margin is a reflection of the increased amortization, partially offset by an increase in license revenue.

Cost of services and maintenance decreased 7% to $5,822,000 in the first six months of 2014 from $6,290,000 in the first six months of 2013.  The decrease in cost of service and maintenance is attributed primarily to decreases in headcount in all regions, travel expenses and a decrease in the use of outside consultants in the U.S. and European locations.  The services and maintenance gross margin percentage increased to 31% in the first six months of 2014 compared to 27% in the first six months of 2013. This is mainly due to reduction in headcount.

Gross Profit

Gross profit decreased 9% to $2,647,000 in the first six months of  2014 from $2,915,000 in the first six months of 2013.  As a percentage of revenue, gross profit was 26% in the first six months of 2014 compared to 29% in the first six months of 2013.  The year-over-year decrease in gross profit was largely driven by amortization of Version 11.0, which is included in the cost of license fees. In addition, while significant services were provided for the implementation of new hosted customers, all related revenue was deferred until go-live.  However, the underlying costs are reported as expense when incurred.

Operating Expenses

Product Development

Product development expense increased 20% to $721,000 in the first six months of 2014 from $600,000 in the first six months of 2013.  The increase was mainly attributable to a decrease in development costs which were capitalized in the first six months of 2014 compared to the same quarter in 2013.    In 2013, the Company focused on completing Version 11 of its Alliance software which was released in late 2013. This effort took significant time and effort and the costs attributable to this effort where capitalized which lowered the product development cost in 2013.  Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Software development costs of $1,275,000 were capitalized in the first six months of 2014 compared to $1,822,000 during the same period in 2013, a reduction of $547,000.  Gross development expense was $1,996,000 during the first six months of 2014, a reduction of 18%, compared to $2,422,000 for the same period in 2013.  The decrease was due to lower headcount to be more in line with the size and needs of the Company.  Product development as a percentage of revenues was 7% in the first six months of 2014 compared with 6% in the first six months of 2013.  The increase in costs relative to revenues is due to the increase in product development expense offset by a slight increase in revenues.

Sales and Marketing

Sales and marketing expense decreased 7% to $2,085,000 in the first six months of 2014 from $2,232,000 in the first six months of 2013.  The decrease in sales and marketing expense is attributable to reduced recruiting costs and  lower headcount offset by a slight increase in marketing costs. The Company continues to focus on expanding its market presence through intensified marketing efforts to increase awareness of the Company’s products, including its newest product, SaaS and its subscription services.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expenses was 21% in the first six months of 2014 compared with 22% in the first six months of 2013. The decrease in costs relative to revenues is due to higher revenues in the first six months of 2014 and decrease in sales costs.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company’s status as a public company. General and administrative expenses  decreased  4% to $1,755,000 in the first six months of 2014 from $1,826,000 in the first six months of 2013.  The decrease is primarily due to lower accounting fees due to timing, decreased rent expense and decreased bad debt expense, offset by an increase in the use of outside consultants and legal fees to help with the NASDAQ listing requirement and the conversion of Mr. Bergreen’s line of credit to Series B Preferred Stock.  As a percentage of revenues, general and administrative expenses were 17% for the six months ended June 30, 2014 and 18% in the first six months of 2013. The decrease in costs relative to revenues is due to higher revenues in the first six months of 2014 and decreased costs. The Company remains focused on reducing its operating costs to be more in line with the needs of the Company.

Restructuring

No restructuring charges were recorded in the first six months of 2014 compared to $182,000 for the same period in 2013.  In June 2013, in order to reduce operating costs, the Company adopted a restructuring plan to re-organize the Company by reducing certain redundant positions within the Company, eliminating excess rental space in Irvine, California, and reducing its product development cost to be more in line with the size and needs of the Company.  As a result in the first six months of 2013, the Company paid a one-time lease termination fee of $125,000, which  allowed  the Company to leave its lease obligation and save future rent expense by leasing less space. This resulted in a $5,000 reduction of the liability and the recognition of $62,000 related to termination benefits. As a percentage of revenues, restructuring was 2%  for the six months ended June 30, 2013.

Interest Expense, net

Interest expense was $75,000 in the first six months of 2014 compared to $5,000 of interest expense in the first six months of 2013, offset by $2,000 of interest income.  The Company has interest expense resulting from its line of credit with the CEO.  The decrease in interest income resulted primarily from a decrease in investments.   As of June 30, 2014 and 2013, the Company’s investments consisted of mutual funds.

Income Tax Expense

The Company recorded  income tax expense of $23,000 for the six months ended June 30, 2014 compared to $45,000 for the six months ended June 30, 2013. The reduction in tax expense resulted from a decrease in Israel’s deferred taxes.

Net Loss

Net loss for the six months ended June 30, 2014 was $2,012,000 compared to a net loss of $1,973,000 for the six months ended June 30, 2013.  The increase in the net loss of $39,000 is mainly related to the increase in amortization of capitalized software and decrease in FieldCentrix service and maintenance revenue partially offset by a decrease in operating costs of 6%.

Liquidity and Capital Resources

    Operating Activities

The Company generated $889,000 of cash from operating activities in the first six months of 2014 compared to the use of $43,000 in cash for the first six  months of 2013. The increase in operating cash flows of $932,000 was due to an increase in deferred revenue of $1,760,000, an increase in non-cash expenses of $896,000, an increase in prepaid expenses of $27,000 and an increase in other long-term assets of $16,000 offset by a decrease in accounts payable of $533,000, an increase in net loss of $39,000 and a decrease of $1,195,000 in accounts receivable.

    Investing Activities

The Company used $1,321,000 for investing activities in the first six months of 2014 compared to using $1,820,000 in the first six months of 2013. The decrease in cash used for investing activities of $499,000 is principally attributable to decrease of $533,000 in capitalized software development costs, an increase in the sale of short term investments of $5,000 offset by an increase in capital expenditures of $33,000 and an increase in restricted cash of $6,000 compared to the first six months of 2013.

Financing Activities

The Company generated $564,000 in cash from financing activities in the first six months of 2014 compared to generating $1,432,000 in cash from financing activities in the first six months of 2013.  Payments of preferred stock dividends of $150,000 occurred in both 2014 and 2013.  In addition, the Company paid $126,000 in the first six months of 2014 compared to $18,000 in the first six months for deferred financing costs which will be amortized over the term of the line of credit. The Company drew down $400,000 from the line of credit from Mr. Bergreen during the first six months of 2014.  In addition,  the Company entered into a new line of credit with SVB, on which the Company drew down $690,000 in the first six months of 2014. A portion of the SVB borrowings was used to repay $250,000 outstanding under the line of credit from Mr. Bergreen.

The cash effect of exchange rates on the U.S. dollar related to most other currencies, in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, provided an inflow of $2,000 in 2014 compared to an outflow of $245,000 in the first six months of 2013.

At June 30, 2014, the Company had a working capital ratio of approximately .52:1 compared to .61:1 at December 31, 2013. The Company had $1,274,000 in cash and investments available for sale at June 30, 2014, compared to $1,145,000 at December 31, 2013.

The Company has projected revenues for 2014 that will generate enough funds to sustain its continuing operations.  However, due to unanticipated delays in the signing of certain license agreements and the cash flow timing impact of the Company’s planned conversion to a subscription-based business model, it was determined that the Company needed additional liquidity in the near term and as a result in June 2013 the Company entered into a line of credit with the CEO (Note 6) for a total of $3,000,000 and in June 2014 entered into a line of credit with Silicon Valley Bank for $3,000,000.  As of June 30, 2014 the Company had borrowed $840,000 against the line of credit from its CEO and SVB.  The Company was not in compliance with the earnings covenants of the SVB loan agreement as of June 30, 2014, based on the operating results for the quarter ended June 30, 2014.  However, SVB provided a forbearance agreement which defers its right to exercise the default provisions of the line of credit until October 1, 2014.  During the forbearance period, the Company has agreed to a reduction in the maximum revolving line of credit amount, which may not exceed $1,000,000. SVB shall have no further obligation to make any additional borrowings available to the Company or to provide any other extensions of credit during the forbearance period. However, the Company covenants and agrees that, if in the sole and absolute discretion of SVB, they make any Discretionary Financial Accommodation during the forbearance period, such act shall not constitute (i) a waiver of any of the existing covenant default, which may now exist or which may occur after the date of the forbearance agreement, or (ii) an agreement on the part of SVB to make any further extensions of credit of any kind to the Company at a later date.  In addition, in August 2014, the line of credit capacity from the Company’s Chief Executive Officer was reduced from $3,000,000 to $1,000,000. The $1,000,000 line of credit is available in the future if the Company fails to meet any future bank covenants under its line of credit with SVB.

The Company is currently working with SVB to re-define the financial covenants in the existing loan agreement which do not consider the revenue recognition and cash flow impact of the Company’s hosting arrangements under which revenue cannot be recognized before the projects go live but which do provide current cash flows. Continued compliance with its covenants is dependent on the Company achieving certain earnings as of September 30 2014  and throughout the remaining term of the loan agreement.  In the event the Company does not meet its financial covenants after October 1, 2014 and SVB does not extend a waiver or forbearance agreement, and the Company believes that it does not have adequate liquidity to operate, it will implement a cost cutting plan that reduces its expenditures to the appropriate level to be in line with its operating cash flows.

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

Interest Rate Risk. At June 30, 2014, the Company’s debt consists of  a line of credit with our Chief Executive Officer and Silicon Valley Bank (“SVB”) . At December 31, 2013, we had no outstanding debt related to our credit facility with SVB, but the Company did have borrowings of $2,000,000 with our Chief Executive Officer under an existing revolving credit facility. Our new credit facility with SVB has a variable interest rate, which exposes us to interest rate risk.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency.  For the six months ended June 30, 2014, approximately 35% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4.        CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.     RISK FACTORS

Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2013. The risk factor below was not disclosed on the Form 10-K  and has been added to provide updated information as of June 30, 2014.  In addition, the risk factors described in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 are not the only risks facing the Company.  Additional  risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Under our loan agreement with Silicon Valley Bank (“SVB”),  if we fail to meet certain earnings covenants, SVB may increase our interest rate, lower our borrowing base, refuse to grant us any additional borrowings in the future under the loan agreement or call the debt.

On June 13, 2014, the Company entered into a Loan and Security Agreement with SVB.  The Loan Agreement established a revolving credit facility for the Company in the principal amount of up to $3,000,000.  Availability under the Revolving Facility is tied to a borrowing base formula that is based on 80% of the Company’s’ eligible accounts receivable.  Advances under the Revolving Facility may be repaid and reborrowed in accordance with the Loan Agreement.  Interest will accrue on the unpaid principal balance of the borrowing at a floating per annum rate equal to the greater of: (i) 2.00% above the prime rate or (ii) 5.25%; provided, that, after the first anniversary of the effective date of the Loan Agreement and following the initial borrowing, the minimum interest amount due per month shall not be less than $4,500.  During an event of default, the rate of interest may increase 3% above the otherwise applicable rate, until such event of default is cured or waived.  All accrued and unpaid interest is payable monthly on the last calendar day of each month.

Subject to certain exceptions, the Loan Agreement contains covenants prohibiting the Company from, among other things: (a) conveying, selling, leasing, transferring or otherwise disposing of their properties or assets; (b) liquidating or dissolving; (c) engaging in any business other than the business currently engaged in or reasonably related thereto; (d) entering into any merger or consolidation, or acquiring all or substantially all of the capital stock or property of another entity; (e) becoming liable for any indebtedness; (f) allowing any lien or encumbrance on any of their property; and (g) paying any dividends; and (i) making payment on subordinated debt.  Further, the Company must (i) achieve certain  minimum positive net income targets through December 31, 2015; and (ii) maintain a minimum “adjusted quick ratio,” tested as of the last day of each month, of at least 1.25:1.00.  The adjusted quick ratio is the ratio of (a) the Company’s consolidated, unrestricted cash plus net booked accounts receivable to (b) the Company’s liabilities to SVB plus, without duplication, the aggregate amount of the Company’s liabilities that mature within 1 year, minus the current portion of deferred revenue.

The Company did not meet one covenant as of June 30, 2014. Subsequent to June 30, 2014, the Company entered into a forbearance agreement with SVB, under which it would forebear from enforcing its remedies against the Company until October 1, 2014. There is no assurance that in the future that SVB will agree to grant a waiver or enter into a forbearance agreement with the Company. Continued compliance with its covenants is dependent on the Company achieving certain earnings as of September 30, 2014 and throughout the remaining term of the loan agreement. Market conditions have been difficult to predict and there is no assurance that in future periods the Company will achieve minimum positive net income targets in order to attain certain earnings covenants as currently defined in the loan agreement.

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

ASTEA INTERNATIONAL INC.

Date: August 14, 2014	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2014	/s/Rick Etskovitz
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