Form 10-Q
period 2014-09-30
ASTEA INTERNATIONAL INC
filed 2014-11-14
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014
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
Yes           No   X

As of November 11, 2014, 3,587,299 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2014 (Unaudited)	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,107,000	$1,111,000
Investments available for sale	23,000	34,000
Receivables, net of allowance of $74,000 (unaudited) and $112,000, respectively	4,776,000	4,239,000
Prepaid expenses and other	639,000	558,000
Total current assets	6,545,000	5,942,000

Property and equipment, net	192,000	291,000
Intangibles, net	130,000	232,000
Capitalized software, net	5,001,000	5,667,000
Goodwill	1,538,000	1,538,000
Restricted cash	122,000	125,000
Other assets	103,000	105,000

Total assets	$13,631,000	$13,900,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit from director/officer	$150,000	$-
Line of credit from Silicon Valley Bank	619,000	-
Accounts payable and accrued expenses	2,780,000	2,951,000
Deferred revenues	8,871,000	6,781,000

Total current liabilities	12,420,000	9,732,000

Long-term liabilities:
Line of credit from director/officer, long-term	-	2,000,000
Deferred tax liability	374,000	339,000
Total long-term liabilities	374,000	2,339,000

Commitments and contingencies

Stockholders’ equity:
Convertible redeemable preferred stock, $.01 par value, shares authorized 5,000,000:
Series A issued and outstanding 826,000	8,000	8,000
Series B issued and outstanding 797,000	8,000	-
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,629,000; outstanding 3,587,000	36,000	36,000
Additional paid-in-capital	32,786,000	30,938,000
Accumulated deficit, including accumulated comprehensive loss of $2,848,000 and $3,202,000	(31,793,000)	(28,945,000)
Less: treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ equity	837,000	1,829,000
Total liabilities and stockholders’ equity	$13,631,000	$13,900,000

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Revenues:
Software license fees	$884,000	$818,000	$2,534,000	$2,190,000
Services and maintenance	4,231,000	4,524,000	12,717,000	13,110,000
Total revenues	5,115,000	5,342,000	15,251,000	15,300,000
Costs of revenues:
Cost of software license fees	978,000	485,000	2,645,000	1,238,000
Cost of services and maintenance	2,820,000	3,029,000	8,642,000	9,319,000
Total cost of revenues	3,798,000	3,514,000	11,287,000	10,557,000
Gross profit	1,317,000	1,828,000	3,964,000	4,743,000
Operating Expenses:
Product development	365,000	299,000	1,086,000	899,000
Sales and marketing	919,000	759,000	3,004,000	2,991,000
General and administrative	769,000	763,000	2,525,000	2,589,000
Restructuring	-	44,000	-	226,000
Total operating expenses	2,053,000	1,865,000	6,615,000	6,705,000

Loss from operations	(736,000)	(37,000)	(2,651,000)	(1,962,000)
Interest expense, net	(24,000)	(29,000)	(99,000)	(32,000)
Loss before income taxes	(760,000)	(66,000)	(2,750,000)	(1,994,000)
Income tax expense	35,000	15,000	58,000	60,000
Net loss	(795,000)	(81,000)	(2,808,000)	(2,054,000)
Preferred dividend, (Series A and B)	110,000	75,000	260,000	225,000
Net loss available to common stockholders	$(905,000)	$(156,000)	$(3,068,000)	$(2,279,000)

Basic and diluted loss per share available to common stockholders	$(0.25)	$(0.04)	$(0.86)	$(0.63)

Weighted average shares outstanding used in computing basic and diluted loss per common share	3,587,000	3,594,000	3,587,000	3,594,000
See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss	$(795,000)	$(81,000)	$(2,808,000)	$(2,054,000)
Other comprehensive loss:
Foreign currency translation adjustment	65,000	(42,000)	(39,000)	(70,000)
Change in unrealized (loss) on available for sale investments	(1,000)	(3,000)	(1,000)	(2,000)

Comprehensive loss	$(731,000)	$(126,000)	$(2,848,000)	$(2,126,000)

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Nine	Year
	Months Ended	Ended
	September 30, 2014 (Unaudited)	December 31, 2013

Convertible redeemable preferred stock
Balance, beginning of period	$8,000	$8,000
Series B preferred stock issued	8,000	-

Balance, end of period	16,000	8,000

Common stock
Balance, beginning and end of period	36,000	36,000

Additional paid-in-capital
Balance, beginning of period	30,938,000	31,056,000
Series A and B preferred stock dividends, declared	(260,000)	(300,000)
Stock-based compensation	116,000	182,000
Series B preferred stock issued, net	1,992,000	-

Balance, end of period	32,786,000	30,938,000

Accumulated deficit
Balance, beginning of period	(28,945,000)	(25,743,000)
Comprehensive loss	(2,848,000)	(3,202,000)

Balance, end of period	(31,793,000)	(28,945,000)

Treasury stock, at cost
Balance, beginning and end of period	(208,000)	(208,000)

Total stockholders’ equity	$837,000	$1,829,000

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,808,000)	$(2,054,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,817,000	1,488,000
Decrease in allowance for doubtful accounts	(38,000)	(21,000)
Stock-based compensation	116,000	134,000
Deferred income tax	35,000	34,000
Changes in operating assets and liabilities:
Receivables	(502,000)	582,000
Prepaid expenses and other	(7,000)	(165,000)
Accounts payable and accrued expenses	(275,000)	31,000
Deferred revenues	2,080,000	(50,000)
Other assets	2,000	19,000

Net cash provided by (used in) operating activities	1,420,000	(2,000)
Cash flows from investing activities:
Proceeds from sale of short term investments	10,000	120,000
Purchases of property and equipment	(55,000)	(74,000)
Capitalized software development costs	(1,895,000)	(2,521,000)
Decrease (increase) in restricted cash	2,000	(6,000)

Net cash used in investing activities	(1,938,000)	(2,481,000)

Cash flows from financing activities:
Dividend payments on preferred stock (Series A)	(150,000)	(225,000)
Repayment on line of credit from director/officer	(250,000)	-
Proceeds from line of credit from director/officer	400,000	1,800,000
Proceeds from line of credit from Silicon Valley Bank	1,630,000	-
Repayment on line of credit from Silicon Valley Bank	(1,011,000)	-
Deferred financing costs	(103,000)	(16,000)
Net cash provided by financing activities	516,000	1,559,000
Effect of exchange rate changes on cash	(2,000)	(166,000)
Net decrease in cash and cash equivalents	(4,000)	(1,090,000)
Cash and cash equivalents, beginning of period	1,111,000	2,015,000
Cash and cash equivalents, end of period	$1,107,000	$925,000

Supplemental schedule of non-cash activities:
Issuance of preferred stock (Series B)	$2,000,000	$-
Cancellation of line of credit from director/officer	$(2,000,000)	$-

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The consolidated financial statements at September 30, 2014 and for the nine month periods ended September 30, 2014 and 2013 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest annual report (Form 10-K) and our Form 10-Q’s for the quarters ended June 30, 2013, September 30, 2013, March 31, 2014 and June 30, 2014. The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2014.

Operating Matters and Liquidity

At September 30, 2014, the Company had a working capital ratio of .53:1, with cash and investments available for sale of $1,130,000.  The Company believes that it has sufficient cash to meet its anticipated operating cash needs for at least the next 12 months. However, projections of future cash needs and cash flows are subject to substantial uncertainty. We continually evaluate our operating cash flows which can vary subject to the actual timing of expected new sales compared to our expectations of those sales and are sensitive to many factors, including changes in working capital and our net (loss) income.  The Company has projected revenues for the remainder of 2014 that management believes will provide sufficient funds to sustain its continuing operations.   However, due to unanticipated delays in the signing of certain license agreements and the cash flow timing impact of the Company’s planned conversion to a subscription-based software delivery model it was determined that the Company needed additional liquidity in the near term. Accordingly, in June 2014, the Company entered into a new line of credit agreement, and has an existing line of credit from its Chief Executive Officer, both of which are described in Note 6. As of September 30, 2014 the Company owed $150,000 against the line of credit from its Chief Executive Officer and $619,000 against the new line of credit from Silicon Valley Bank (“SVB”). The Company was not in compliance with the earnings covenants of the SVB loan agreement as of September 30, 2014, based on the operating results for the quarter ended September 30, 2014.  However, SVB provided a forbearance agreement which defers its right to exercise the default provisions of the line of credit until January 1, 2015.  During the forbearance period, the Company has agreed to a reduction in the maximum revolving line of credit amount, which may not exceed $1,000,000. SVB shall have no further obligation to make any additional borrowings available to the Company or to provide any other extensions of credit during the forbearance period. However, the Company agrees that, if in the sole and absolute discretion of SVB, they make any discretionary financial accommodation during the forbearance period, such act shall not constitute (i) a waiver of any of the existing default covenants, which may now exist or which may occur after the date of the forbearance agreement, or (ii) an agreement on the part of SVB to make any further extensions of credit of any kind to the Company at a later date.  In August 2014, the line of credit from the Company’s Chief Executive Officer was reduced from $3,000,000 to $1,000,000. The $1,000,000 line of credit is available in addition to the line of credit with SVB.

The Company is currently working with SVB to change the financial covenants in the existing loan agreement to better reflect the financial results of the Company as it changes its delivery model from exclusively selling perpetual licenses to also including cloud-based hosted solutions.  In the event the Company does not meet its financial covenants after January 1, 2015 and SVB does not extend a waiver or forbearance agreement, and the Company believes that it does not have adequate liquidity to operate, if necessary, the Company will implement a cost cutting plan that reduces all its expenditures to the appropriate level that matches its operating cash flows.

The Company does not plan any significant capital expenditures in 2014 other than to replace its existing capital equipment as it becomes obsolete.

2.    RECENTLY ADOPTED ACCOUNTING GUIDANCE

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires an entity to present unrecognized tax benefits as a reduction of a deferred tax asset, except in certain circumstances. This guidance is effective for fiscal years and interim periods beginning after December 31, 2013, and early adoption is permitted. The Company adopted the guidance in the first quarter of 2014, it did not have a significant impact on our financial statements.

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

In August 2014, FASB issued Preparation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Presentation of Financial Statements--Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure. We anticipate this Update will not have a material impact on our consolidated financial statements.

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

The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets, trade accounts payable and accrued expenses, and the lines of credit at face value approximate fair value because of the short maturity of these instruments.

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

4.    CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to credit risk, consist of cash equivalents and accounts receivable.   The  Company’s  policy is to limit  the  amount  of  credit  exposure  to any  one financial  institution.    TheCompany places investments with financial institutions evaluated as being creditworthy or investing in short-term money market positions which are exposed to minimal interest rate and credit risk.  Cash balances are maintained with several banks.  Certain operating accounts may exceed the Federal Deposit Insurance Corporation (FDIC) limits.

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

On September 30, 2014 and December 31, 2013 the fair value for all of the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

The carrying amount, gross unrealized holding gains (losses), and fair value of available-for-sale securities by major security type and class of security at September 30, 2014 and December 31, 2013 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Aggregate fair value
At September 30, 2014
Available-for-sale:
Mutual Funds	$23,000	$—	$—	$23,000
At December 31, 2013
Available-for-sale:
Mutual Funds	$33,000	$1,000	$—	$34,000

The aggregate fair value of mutual funds as of September 30, 2014 was $23,000. As of September 30, 2014 and December 31, 2013 there were no mutual funds that had unrealized losses.  The mutual funds contain investments that seek a high level of current income. The funds normally invest at least 80% of net assets, plus the amount of any borrowings for investment purposes, in floating or adjustable rate senior loans of any maturity or credit quality, including those rated below investment grade or determined by the fund's advisor to be of comparable quality.

6.    LINE OF CREDIT

 Line of Credit from Director/ Officer- Related Party Transaction

On May 29, 2013, the Company entered into a Revolving Loan Agreement and associated Revolving Promissory Note (collectively the “Loan Documents”) with Zack Bergreen, the Company’s Chief Executive Officer.  Pursuant to the Loan Documents, Mr. Bergreen provided an unsecured $2,000,000 revolving line of credit to the Company (Line of Credit).  Amounts outstanding under the Line of Credit bear interest at a rate of 7% per annum, with interest payable monthly.  The maturity date of the Line of Credit is May 29, 2015.   The Company may pay all amounts outstanding and terminate the Loan Documents prior to that time without any penalties.  The Loan Documents contain customary covenants, default and other provisions.  The Loan Documents were negotiated and approved by the Audit Committee of the Company’s Board of Directors.  Borrowings under the Line of Credit are subject to the Audit Committee’s approval.   On March 27, 2014 the Company amended its original Loan Documents with Mr. Bergreen.  Pursuant to the amended Loan Documents, Mr. Bergreen provided an additional $1,000,000 unsecured revolving line of credit to the Company  to  increase  the  total  available  line  of  credit  to  $3,000,000.   No other terms or conditions to the original agreement were changed.  On June 20, 2014, the Company converted $2,000,000 of outstanding principal owed to Mr. Bergreen under the Loan Documents in exchange for 797,000 shares of Series B Preferred Stock (see Note 10).  In addition, during the second quarter of 2014 as noted below, the Company repaid $250,000 of principal against the line of credit owed to Mr.  Bergreen. On August 12, 2014, the Board of Directors approved a reduction in the Line of Credit from Mr. Bergreen from $3,000,000 to $1,000,000.   As of September 30, 2014, the Company owed $150,000 against the line of credit and classified it as current on the balance sheet due to the date of maturity. In addition, the Company incurred $81,000 of interest expense on this line of credit for the nine months ended September 30, 2014.  As of December 31, 2013 the Company had borrowed $2,000,000 against the line of credit and classified it as long term on the balance sheet due to the maturity date. The Company was in compliance with the covenants of this agreement as of September 30, 2014 and December 31, 2013.

Line of Credit from Silicon Valley Bank (“SVB”)

On June 13, 2014, the Company entered into a Loan and Security Agreement with SVB.  The Loan Agreement established a revolving credit facility for the Company in the principal amount of up to $3,000,000.  Availability under the Revolving Facility is tied to a borrowing base formula that is based on 80% of the Company’s’ eligible accounts receivable.  Advances under the Revolving Facility may be repaid and reborrowed in accordance with the Loan Agreement.  No advances were made at closing of the loan, however, as of June 30, 2014 the Company borrowed $690,000 of which $250,000 was used to partially pay down the line of credit from its Chief Executive Officer.  Pursuant to the Loan Agreement, the Company agreed to pay SVB the outstanding principal amount of all borrowings, the unpaid interest thereon, and all other obligations incurred with respect to the Loan Agreement on June 13, 2016.  Interest will accrue on the unpaid principal balance of the borrowing at a floating per annum rate equal to the greater of: (i) 2.00% above the prime rate or (ii) 5.25%; provided, that, after the first anniversary of the effective date of the Loan Agreement and following the initial borrowing, the minimum interest amount due per month shall not be less than $4,500.  During an event of default, the rate of interest may increase 3% above the otherwise applicable rate, until such event of default is cured or waived.  All accrued and unpaid interest is payable monthly on the last calendar day of each month.

Subject to certain exceptions, the Loan Agreement contains covenants prohibiting the Company from, among other things: (a) conveying, selling, leasing, transferring or otherwise disposing of their properties or assets; (b) liquidating or dissolving; (c) engaging in any business other than the business currently engaged in or reasonably related thereto; (d) entering into any merger or consolidation, or acquiring all or substantially all of the capital stock or property of another entity; (e) becoming liable for any indebtedness; (f) allowing any lien or encumbrance on any of their property; and (g) paying any dividends; and (i) making payment on subordinated debt.  Further, the Company must (i) achieve certain  minimum positive net income targets through December 31, 2015; and (ii) maintain a minimum “adjusted quick ratio,” tested as of the last day of each month, of at least 1.25:1.00.  The adjusted quick ratio, as defined by the SVB Agreement, is the ratio of (a) the Company’s consolidated, unrestricted cash plus net booked accounts receivable to (b) the Company’s liabilities to SVB plus, without duplication, the aggregate amount of the Company’s liabilities that mature within 1 year, minus the current portion of deferred revenue.

The Loan is secured by a first priority perfected security interest in substantially all of the assets of the Company, excluding the intellectual property of the Company.  The Loan Agreement contains a negative covenant prohibiting the Company from granting a security interest in their intellectual property to any party.

As of September 30, 2014 the Company borrowed $619,000 against the line of credit and classified it as a current liability on the balance sheet. The Company incurred $20,000 of interest expense to SVB for the nine months ended September 30, 2014. The Company was not in compliance with the earnings covenant of this agreement as of September 30, 2014, based on the operating results for the quarter ended September 30, 2014.  However, SVB provided a forbearance agreement which defers its right to exercise the default provisions of the line of credit until January 1, 2015.  During the forbearance period, the Company has agreed to a reduction in the maximum amount of the revolving line of credit to $1,000,000. Due to the default, per the agreement, SVB may increase the interest rate by an additional 3%. However, SVB has elected not to increase the interest rate during the forbearance period. The Company will pay a forbearance fee of $3,500. SVB shall have no further obligation to make any additional borrowings to the Company or to provide any other extensions of credit during the forbearance period. However, the Company agrees that if, in the sole and absolute discretion of SVB, they make any discretionary financial accommodation during the forbearance period, such act shall not constitute (i) a waiver of any of the existing default covenants, which may now exist or which may occur after the date of the forbearance agreement, or (ii) an agreement on the part of SVB to make any further extensions of credit of any kind to the Company at a later date. The Company expects to be in compliance with the SVB covenants by the next quarter, ending December 31, 2014.

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

At September 30, 2014, the Company maintained a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of future taxable income.

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

As of September 30, 2014, the total unrecognized compensation cost related to non-vested options amounted to $219,000, which is expected to be recognized over the options’ average remaining vesting period of 2.45 years.  No income tax benefit was realized by the Company in the nine months ended September 30, 2014.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model.

There were 110,000 and 80,000 options granted during the first nine months of 2014 and 2013, respectively.

Activity under the Company’s stock option plans for the nine months ended September 30, 2014 is as follows:

	OPTIONS OUTSTANDING
	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2013	666,000	$3.92
Granted	110,000	2.71
Canceled	(91,000)	3.05
Expired	(6,000)	8.00
Balance, September 30, 2014	679,000	$3.81

The following table summarizes outstanding options under the Company’s stock option plans as of September 30, 2014:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	679,000	$3.81	5.41	-

Ending Vested and Exercisable	475,000	$4.22	4.18	-

Options Expected to Vest	204,000	$2.85	2.45	-

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

The Company had net loss allocable to common stockholders for the three and nine months ended September 30, 2014 and 2013.  Loss per share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss available to common stockholders-basic
and diluted	$(905,000)	$(156,000)	$(3,068,000)	$(2,279,000)

Denominator:
Weighted average shares used to compute net loss available to common stockholders per common share-basic and diluted	3,587,000	3,594,000	3,587,000	3,594,000

Basic and diluted net loss per share to common stockholders	$(0.25)	$(0.04)	$(0.86)	$(0.63)

All options outstanding to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation for the three and nine months ended September 30, 2014 and 2013, as the inclusion of these options would have been antidilutive.

10.    STOCKHOLDERS’ EQUITY

Convertible Redeemable Preferred Stock

Series A

On September 24, 2008 the Company issued 826,000 shares of Series-A Convertible Preferred Stock (“Series A Preferred Stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, and if declared by the Company’s Board of Directors, quarterly in arrears. The Company paid $150,000 and accrued $75,000 in Series-A preferred stock dividends for the nine months ended September 30, 2014 and paid $225,000 in Series-A preferred stock dividends for the nine months ended September 30, 2013.

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

Series B

On June 20, 2014, as part of a plan to regain compliance with The Nasdaq Capital Market’s  (“ Nasdaq ”) continued listing requirements that a listed company have not less than $2.5 million in shareholders’ equity, the Company  issued 797,000 of Series-B Convertible Preferred Stock (“Series B Preferred Stock”)  to  its Chief Executive Officer at a price of $2.51 per share in exchange for the cancellation of  $2,000,000 of outstanding principal owed to its Chief Executive Officer under a certain Revolving Promissory Note dated  March 26, 2014.  The audit committee of the board of directors of the Company negotiated and unanimously approved the transaction.

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

The Company reports the Series B Preferred Stock on the Company’s consolidated balance sheet within stockholders’ equity at the amount of net proceeds received less an imputed dividend cost. The imputed dividend cost of $110,000 was the result of the preferred stock having a dividend rate during the first two years after its issuance (7%) that is lower than the rate that becomes fixed (10%) after the initial two year period. The imputed dividend cost of $110,000 will be amortized over the first two years from the date of issuance and is based upon the present value of the dividend discount using a 10% yield. The Company declared a dividend of $35,000 on the Series-B preferred stock for the quarter ended September 30, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Software license fees
United States	$405,000	$53,000	$1,271,000	$799,000
Total United States
software license fees	404,000	53,000	1,271,000	799,000

Europe	464,000	645,000	943,000	883,000
Asia Pacific	15,000	120,000	320,000	508,000
Total foreign software
license fees	479,000	765,000	1,263,000	1,391,000

Total software license fees	884,000	818,000	2,534,000	2,190,000

Services and maintenance
United States	2,510,000	2,773,000	7,860,000	8,598,000
Total United States
services and maintenance revenue	2,510,000	2,773,000	7,860,000	8,598,000

Europe	848,000	967,000	2,561,000	2,164,000
Asia Pacific	873,000	784,000	2,296,000	2,348,000
Total foreign services and
maintenance revenue	1,721,000	1,751,000	4,857,000	4,512,000
Total services and maintenance
revenue	4,231,000	4,524,000	12,717,000	13,110,000

Total revenue	$5,115,000	$5,342,000	$15,251,000	$15,300,000

Net ( loss) income
United States	$(400,000)	$(124,000)	$(1,602,000)	$(1,002,000)
Europe	(94,000)	158,000	(167,000)	(492,000)
Asia Pacific	(301,000)	(115,000)	(1,039,000)	(560,000)

Net loss	$(795,000)	$(81,000)	$(2,808,000)	$(2,054,000)

12.    SUBSEQUENT EVENTS

Failure to Satisfy a Continued NASDAQ Listing Rule or Standard

On April 7, 2014 the Company received a notification letter from the NASDAQ Stock Market advising the Company of its failure to comply with the required minimum of $2,500,000 in stockholders’ equity for continued listing on the NASDAQ Capital Market, pursuant to NASDAQ listing rule 5550(b)(1).  The Company fell below the minimum requirement with reported stockholders’ equity of $1,829,000 in its Form 10-K for the year ended December 31, 2013.  The Company’s loss in the first nine months of 2014 further reduced the reported stockholders’ equity to $837,000.

The Company presented its plan to NASDAQ on May 22, 2014, which included the conversion of outstanding debt into equity, and improved operating results. On May 29, 2014 NASDAQ granted the Company an extension of time in which to regain compliance, and then on August 20, 2014 granted an additional extension of time to regain compliance, but the Company has now passed the limit of the NASDAQ staff’s available discretion to extend.  Therefore, on October 8, 2014 NASDAQ sent the Company a letter stating that the Company is out of compliance and will be delisted unless the Company appeal NASDAQ’s determination.  The Company filed an appeal on October 15, 2014, and the hearing before the Hearings Panel is scheduled for December 4, 2014.  The Hearings Panel can accept or reject the Company’s appeal at NASDAQ’s sole discretion.  If NASDAQ accepts the Company’s appeal NASDAQ would grant us an additional period of time in which to regain compliance, of up to six months from the date of the latest NASDAQ letter.

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

If we were to change our pricing approach in the future, this could affect our revenue recognition estimates. In particular, bundled pricing precludes the establishment of VSOE.

For the nine months ended September 30, 2014 and 2013, the Company recognized $15,251,000 and $15,300,000, respectively, of revenue related to software license fees, and services and maintenance. Included in service revenue in the first nine months ended September 30, 2014 and 2013 is subscription service revenue, of which the Company recognized $527,000 and $61,000, respectively.

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

Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues (current and future revenues) or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances had occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of September 30, 2014, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

During the fourth quarter of 2013, the Company completed the step one testing for goodwill impairment.  In addition, the Company evaluated other business factors, including analysis of macroeconomic conditions, the current business environment and changes in the operations of the business unit. Based upon the results of the step one testing, the Company concluded that no impairment existed as of December 31, 2013. The Company determined there was no triggering event at September 30, 2014 which would require an impairment analysis.

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

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expenses.  Such amounts were not material for the first nine months of 2014 and 2013 and did not have a material impact on our financial position.

Currency Translation

Our international subsidiaries and branch operations translate the assets and liabilities of our international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of our international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment and reported in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity. Transaction exchange gains and losses are included in general and administrative expenses which include transaction (losses) gains of ($43,000) and $1,000 for the nine months ended September 30, 2014 and 2013, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss, unrealized loss on investments available for sale and foreign currency translation adjustments. The effects are presented in the accompanying consolidated statements of comprehensive loss.

Results of Operations

Comparison of Three Months Ended September 30, 2014 and 2013

Revenues

Total revenues decreased by $227,000 or 4%, to $5,115,000 for the three months ended September 30, 2014 from $5,342,000 for the three months ended September 30, 2013.  Software license fee revenues increased $66,000, or 8%, from the same period last year.  Services and maintenance revenue for the three months ended September 30, 2014 decreased $293,000 or 6% from the same quarter in 2013.

Software license fee revenues increased 8% to $884,000 in the third quarter of 2014 from $818,000 in the third quarter of 2013.  Astea Alliance license revenues increased $13,000 or 2%, to $827,000 in the third quarter of 2014 from $813,000 in the third quarter of 2013. The slight increase was primarily due to additional on premise license fees in the U.S. offset by a decrease in license fees in Europe as new customers in Europe are beginning to purchase SaaS solutions versus on premise licenses. FieldCentrix license fee revenue was $57,000 in the third quarter of 2014 compared to $11,000 in the third quarter of 2013. There were no new customers in 2014 or 2013 for FieldCentrix as license revenues consisted of sales of additional licenses to existing customers.

Services and maintenance revenues decreased by 6% to $4,231,000 in the third quarter of 2014 compared to $4,524,000 in the third quarter of 2013.  Astea Alliance service and maintenance revenues decreased by $426,000 or 11% compared to the third quarter of 2013. The decrease is due to the delay in recognizing service revenue related to certain SaaS projects that have not been completed in the U.S. as well as a decrease in service revenue in Europe as certain  new customers are beginning to shift to the SaaS solution, partially offset by an increase in service revenue in APAC due to large SaaS customer going live during the third quarter of 2014.  Service and maintenance revenues generated by FieldCentrix decreased by $103,000 or 13% to $683,000 in the third quarter of 2014 compared to $786,000 during the same period in 2013.  The decrease is due to a reduction in professional services resulting from no new implementation projects or upgrades.  Subscription service revenue in the third quarter of 2014 was $260,000 compared to $23,000 in the same period in 2013 an increase of $237,000 or 1030%.  The increase was due to the completion of the implementation process for certain customers who went live on the SaaS solution and therefore being able to recognize the related hosting revenue over the remaining life of the contract. In addition, it reflects the growing trend that new customers are selecting the hosted cloud option as the means to use the Alliance system.  Revenue for subscription services may not be recognized until the customers go-live. The implementation period is generally expected to range between 3 to 8 months. Once the customer goes live on the SaaS solution, the revenue will then be recognized ratably over the remaining initial contractual period.

Costs of Revenues

Cost of software license fees increased 102% to $978,000 in the third quarter of 2014 from $485,000 in the third quarter of 2013.  Included in the cost of software license fees are the costs of capitalized software amortization and amortization of software acquired from FieldCentrix. It also includes the cost of all third party software embedded in the Company’s software licenses which are sold to customers.  Amortization of capitalized software development costs was $955,000 for the quarter ended September 30, 2014 compared to $457,000 for the same quarter in 2013. This increase resulted from the amortization of Version 11 that was released late in 2013 and Version 11.5 that was released in June 2014. The gross margin percentage on software license sales was (17%) in the third quarter of 2014 compared to 41% in the third quarter of 2013.  The decrease in the license margin resulted primarily from the increase in software amortization cost in 2014.

Cost of services and maintenance decreased 7% to $2,820,000 in the third quarter of 2014 from $3,029,000 in the third quarter of 2013. The decrease in cost of service and maintenance is mainly attributed to reduced headcount in all regions, reduced travel expenses and a decrease in the use of outside consultants both in the U.S. and European locations.  The gross margin percentage was 33% in both the third quarter of 2014 and 2013.

Gross Profit

Gross profit decreased 28% to $1,317,000 in the third quarter of 2014 from $1,828,000 in the third quarter of 2013 due to a decrease in service revenue and an increase in amortization of capitalized software.  Gross profit as a percentage of revenue in the third quarter of 2014 and 2013 was 26% and 34%, respectively.

Operating Expenses

Product Development

Product development expenses increased 22%, or $66,000, to $365,000 in the third quarter of 2014 from $299,000 in the third quarter of 2013.  The increase was mainly due to a reduction in capitalized software development costs in the third quarter of 2014, compared to the third quarter of 2013. Fluctuations in product development expense from period to period result from the amount of product development expense that is capitalized.  Development costs of $605,000 were capitalized in the third quarter of 2014 compared to $699,000 during the same period in 2013.  Gross product development expense was $970,000 in the quarter ended September 30, 2014 which is 7% lower than $1,042,000 during the same quarter in 2013. The decrease is the result of cost cutting measures which took place in 2013.  Product development expense as a percentage of revenues was 7% for the quarter ended September 30, 2014 compared to 6% for the quarter ended September 30, 2013.

Sales and Marketing

Sales and marketing expense increased 21% to $919,000 in the third quarter of 2014 from $759,000 in the third quarter of 2013.  The increase in sales and marketing expense is attributable to an increase in selling costs related to additional   headcount in Asia Pacific and higher commissions in the U.S and Europe resulting from the sale of SaaS solutions in the third quarter of 2014 offset by a slight decrease in marketing expenses.  The Company remains diligent on controlling its marketing expenses, but strategically continues to focus on expanding its market presence through intensified marketing efforts to increase awareness of the Company’s products.  This occurs through the use of Webinars on topics relevant to the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expense was 18% in the quarter ended September 30, 2014 compared to 14% in the same period of 2013.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company’s status as a public company. General and administrative expenses for the third quarter of 2014 were $769,000 compared to $763,000 during the same period in 2013.   The Company remains focused on controlling its overall operating costs. Although general and administrative costs increased slightly compared to the same quarter last year, total revenues declined, such that general and administrative expenses as a percent of revenue increased to 15% in the third quarter of 2014 compared to 14% in the third quarter of 2013.

Restructuring

No restructuring charges were recorded in the third quarter of 2014 compared to $44,000 for the same period in 2013.  In June 2013, in order to reduce operating costs, the Company adopted a restructuring plan to re-organize the Company by reducing certain redundant positions within the Company, eliminating excess rental space in Irvine, California, and reducing its product development cost to be more in line with the size and needs of the Company.  As a result, in the second quarter of 2013, the Company paid a one-time lease termination fee of $125,000, which allowed the Company to terminate its lease obligation and save future rent expense by leasing less space. This resulted in a $5,000 reduction of the liability and the recognition of $62,000 related to termination benefits. As a percentage of revenues, restructuring was 1% for the third quarter of 2013.

Interest Expense, net

Net interest expense was $24,000 in the third quarter of 2014 compared to $29,000 in the third quarter of 2013. The Company entered into a line of credit with SVB Bank in June 2014 and incurred $20,000 of interest expense. The Company continued its line of credit with its CEO and incurred $4,000 of interest expense in the third quarter of 2014 compared to $31,000 of  interest expense in the third quarter of 2013. The decrease in net interest expense was due to lower borrowings on the line of credit in the third quarter of 2014 compared to 2013.  As of September 30, 2014 and 2013, the Company’s investments consisted of mutual funds.

Income Tax Expense

The Company recorded income tax expense of $35,000 during the third quarter of 2014 compared to $15,000 during the same quarter in 2013. The increase in tax expense resulted from an increase in Israel’s deferred tax liability related to amortization of a long-lived asset in which the timing of its reversal is unknown.

International Operations

The Company’s international operations contributed revenues of $2,200,000 in the third quarter of 2014, a decrease of 13% compared to $2,516,000 the third quarter of 2013.  The Company’s revenues from international operations amounted to 43% of total Company revenue for the third quarter in 2014 compared to 47% of total Company revenue for the same period in 2013.  The decrease in international revenues compared to the same period in 2013 is due to a decrease in license revenue in Europe and Japan partially offset by an increase in service revenues in the Asia Pacific region resulting from revenue from certain customers that went live on the SaaS solution.

Net Loss

Net loss in the third quarter of 2014 was $795,000 compared to a net loss of $81,000 in the third quarter of 2013. The increase in net loss was primarily related to a an increase in amortization of capitalized software cost for $498,000, a 10% increase in operating expenses and a decrease in service revenue as the Company shifts to selling more SaaS solutions to its customers.

Comparison of Nine Months Ended September 30, 2014 and 2013

Revenues

Revenues slightly decreased $49,000, or less than 1%, to $15,251,000 for the nine months ended September 30, 2014 from $15,300,000 for the nine months ended September 30, 2013.  Software license revenues increased 16% from the same period last year.  Service and maintenance fees for the nine months ended September 30, 2014 amounted to $12,717,000, a 3% decrease from the same period in 2013.

Software license fees revenue increased 16% to $2,534,000 in the first nine months of 2014 from $2,190,000 in the first nine months of 2013.  Astea Alliance license revenues increased $327,000 to $2,455,000 or 15% in the first nine months of 2014 from $2,128,000 in the first nine months of 2013. The increase resulted from an increase in Astea license sales primarily in the U.S., and slight increase in Europe and Asia Pacific region, partially offset by a decrease in license sales in Japan.

Services and maintenance revenues decreased 3% to $12,717,000 in the first nine months of 2014 from $13,110,000 in the first nine months of 2013. Astea Alliance service and maintenance revenues were $10,024,000 for the first nine months of 2014, a decrease of 5% from $10,538,000 in Alliance service and maintenance revenue for the nine months ended September 30, 2013. The decrease was mainly attributable to a shift to subscription based services offset by an increase in Asia Pacific implementation revenues from certain subscription based customer that went live in the third quarter of 2014 and an increase in maintenance revenue in Europe. Professional services on SaaS implementations may not be recognized until the customer goes live, and at that time, the full amount of implementation revenue is recognized ratably over the remaining life of the contract. There was a decrease of 14% or $345,000 of service and maintenance revenues from FieldCentrix in the first nine months of 2014 compared to the same period in 2013. The decrease is due to a reduction in implementation projects compared to the same period in 2013. Subscription revenue increased 764% to $527,000 in the first nine months of 2014 from $61,000 in the first nine months of 2013. The increase was due to completion of the implementation process for customers going live on the SaaS solution in the Asia Pacific and U.S. regions, which allowed the regions to recognize the related hosting revenue over the remaining life of the contract.  Revenue for subscription services may not be recognized until the customers go-live.

Costs of Revenues

Cost of software license fees increased 114% to $2,645,000 in the first nine months of 2014 from $1,238,000 in the first nine months of 2013.  Included in the cost of software license fees are the costs of capitalized software amortization and amortization of software acquired from FieldCentrix. It also includes the cost of all third party software embedded in the Company’s software licenses which are sold to customers.  Amortization of capitalized software development costs was $2,561,000 for the nine months ended September 30, 2014 compared to $1,172,000 for the same quarter in 2013, an increase of 119% over the same period in 2013. This increase resulted from the amortization of Version 11 that was released late in 2013 and Version 11.5 that was released in June 2014.  The gross margin percentage on software licenses was (4%) in the first nine months of 2014 and 43% in the first nine months of 2013. The decrease in gross margin is a reflection of the increased amortization, partially offset by an increase in license revenue.

Cost of services and maintenance decreased 7% to $8,642,000 in the first nine months of 2014 from $9,319,000 in the first nine months of 2013.  The decrease in cost of service and maintenance is attributed primarily to decreases in headcount in all regions, travel expenses and a decrease in the use of outside consultants in the U.S. and European locations.  The services and maintenance gross margin percentage increased to 32% in the first nine months of 2014 compared to a 29% decrease in the first nine months of 2013. The improvement in gross margin on service and maintenance revenues results from the reduction in costs partially offset by a slight decrease in revenues.

Gross Profit

Gross profit decreased 16% to $3,964,000 in the first nine months of 2014 from $4,743,000 in the first nine months of 2013.  As a percentage of revenue, gross profit was 26% in the first nine months of 2014 compared to 31% in the first nine months of 2013.  The year-over-year decrease in gross profit was largely driven by amortization of Version 11.0 and 11.5, which is included in the cost of license fees. In addition, while significant services were provided for the implementation of new hosted customers, all related revenue was deferred until go-live.  However, the underlying costs are reported as expense when incurred.

Operating Expenses

Product Development

Product development expense increased 21% to $1,086,000 for the first nine months of 2014 from $899,000 in the first nine months of 2013.  The increase was mainly attributable to a decrease in development costs which were capitalized in the first nine months of 2014 compared to 2013.    In 2013, the Company completed Version 11 of its Alliance software in September. This took significant time and effort and the costs attributable to this effort where capitalized which lowered the product development cost in 2013.  Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Software development costs of $1,895,000 were capitalized in the first nine months of 2014 compared to $2,521,000 during the same period in 2013, a reduction of $626,000.  Gross development expense was $2,981,000 during the first nine months of 2014, a reduction of 13%, compared to $3,420,000 for the same period in 2013.  The decrease was due to lower headcount.  Product development as a percentage of revenues was 7% in the first nine months of 2014 compared with 6% in the first nine months of 2013.  The increase in costs relative to revenues is due to the increase in product development expense.

Sales and Marketing

Sales and marketing expense increased slightly $13,000 or less than 1% to $3,004,000 in the first nine months of 2014 from $2,991,000 in the first nine months of 2013.  The increase in sales and marketing expense is attributable to increased commission expense and additional headcount offset by a slight decrease in marketing costs. The Company continues to focus on expanding its market presence through intensified marketing efforts to increase awareness of the Company’s products, including its newest product, SaaS and its subscription services.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expenses was 20% in both the first nine months of 2014 and 2013.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company’s status as a public company. General and administrative expenses decreased 2% to $2,525,000 in the first nine months of 2014 from $2,589,000 in the first nine months of 2013.  The decrease is primarily due to lower accounting fees due to timing, decreased rent expense and decreased bad debt expense, offset by an increase in the use of outside consultants and legal fees to help with the NASDAQ listing requirement and the conversion of Mr. Bergreen’s line of credit to Series B Preferred Stock.  As a percentage of revenues, general and administrative expenses were 17% for both the nine months ended September 30, 2014 and 2013. The Company remains focused on controlling its operating costs.

Restructuring

There were no restructuring charges recorded in the first nine months of 2014 compared to $226,000 for the same period in 2013.  In June 2013, in order to reduce operating costs, the Company adopted a restructuring plan to re-organize the Company by reducing certain redundant positions within the Company, eliminating excess rental space in Irvine, California, and reducing its product development cost to be more in line with the size and needs of the Company.  As a result in the first nine months of 2013, the Company paid a one-time lease termination fee of $125,000, which allowed the Company to leave its lease obligation and save future rent expense by leasing less space. This resulted in a $5,000 reduction of the liability and the recognition of $106,000 related to termination benefits. As a percentage of revenues, restructuring was 2% for the nine months ended September 30, 2013.

Interest Expense, net

Net interest expense was $99,000 in the first nine months of 2014 compared to $32,000 in the first nine months of 2013. The Company incurred interest expense resulting from borrowing against its line of credit with the CEO and SVB Bank. The increase year over year is due to the new line of credit with SVB Bank and the amortization of fees to interest expense.  The Company earned interest income of $0 in 2014 and $2,000 in 2013. The decrease in interest income resulted primarily from a decrease in investments.   As of September 30, 2014 and 2013, the Company’s investments consisted of mutual funds.

Income Tax Expense

The Company recorded income tax expense of $58,000 for the nine months ended September 30, 2014 compared to $60,000 for the nine months ended September 30, 2013. The reduction in tax expense resulted from a slight decrease in Israel’s deferred tax liability related to amortization of a long-lived asset in which the timing of its reversal is unknown.

Net Loss

Net loss for the nine months ended September 30, 2014 was $2,808,000 compared to a net loss of $2,054,000 for the nine months ended September 30, 2013.  The increase in the net loss of $754,000 is mainly related to the increase in amortization of capitalized software costs, the decrease in FieldCentrix service revenue, and an increase in cloud based SaaS projects in which revenue has been  deferred, partially offset by a decrease in service and maintenance costs.

Liquidity and Capital Resources

    Operating Activities

The Company generated $1,420,000 of cash from operating activities in the first nine months of 2014 compared to the use of $2,000 in cash for the first nine  months of 2013. The increase in operating cash flows of $1,422,000 was due to an increase in deferred revenue of $2,130,000, an increase in non-cash expenses of $1,295,000, and a decrease in prepaid expenses of $158,000 offset by an increase in net loss of $754,000, a decrease in accounts payable of $306,000, an increase of $1,084,000 in accounts receivable and an increase in other long-term assets of $17,000.

    Investing Activities

The Company used $1,938,000 for investing activities in the first nine months of 2014 compared to use of $2,481,000 in the first nine months of 2013. The decrease in cash used for investing activities of $543,000 is principally attributable to decrease of $626,000 in capitalized software development costs and a decrease in capital expenditures of $19,000 partially offset by a decrease in the sale of short term investments of $110,000 and an increase in restricted cash of $8,000 compared to the first nine months of 2013.

   Financing Activities

The Company generated $516,000 in cash from financing activities in the first nine months of 2014 compared to generating $1,559,000 in cash from financing activities in the first nine months of 2013.  Payments of preferred stock dividends decreased $75,000 in 2014 compared to 2013. Although a dividend payment of $110,000 should have been paid in September it was not as the dividend payment was not permitted under the SVB forbearance agreement.  In addition, the Company paid $103,000 in deferred financing costs for the first nine months of 2014 compared to $16,000 in 2013.  The Company drew down $400,000 from the line of credit from Mr. Bergreen during the first nine months of 2014.  In addition, the Company entered into a line of credit with SVB, in which the Company drew down $1,630,000 and repaid $1,011,000 in the first nine months of 2014. A portion of the SVB borrowings, $250,000 was used to partially repay some of the outstanding line of credit from Mr. Bergreen.

The cash effect of exchange rates on the U.S. dollar related to most other currencies, in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, provided an outflow of $2,000 and $166,000 in the first nine months of 2014 and 2013, respectively.

At September 30, 2014, the Company had a working capital ratio of approximately .53:1 compared to .61:1 at December 31, 2013. The Company had $1,130,000 in cash and investments available for sale at September 30, 2014, compared to $1,145,000 at December 31, 2013.

The Company has projected revenues for 2014 that will generate enough funds to sustain its continuing operations.  However, due to unanticipated delays in the signing of certain license agreements and the cash flow timing impact of the Company’s planned conversion to a subscription-based business model, it was determined that the Company needed additional liquidity in the near term and as a result in June 2013 the Company entered into a line of credit with the CEO (Note 6) for a total of $3,000,000. In June 2014 the Company entered into a line of credit with Silicon Valley Bank for $3,000,000.  As of September 30, 2014, the Company had borrowed a total of $769,000 against the line of credit from its CEO and SVB.  The Company was not in compliance with the earnings covenant of the SVB loan agreement as of September 30, 2014, based on the operating results for the quarter ended September 30, 2014.  However, SVB provided a forbearance agreement which defers its right to exercise the default provisions of the line of credit until January 1, 2015.  During the forbearance period, the Company has agreed to a reduction in the maximum revolving line of credit amount, which may not exceed $1,000,000. SVB shall have no further obligation to make any additional borrowings available to the Company or to provide any other extensions of credit during the forbearance period. However, the Company covenants and agrees that, if in the sole and absolute discretion of SVB, they make any Discretionary Financial Accommodation during the forbearance period, such act shall not constitute (i) a waiver of any of the existing covenant default, which may now exist or which may occur after the date of the forbearance agreement, or (ii) an agreement on the part of SVB to make any further extensions of credit of any kind to the Company at a later date.  In addition, in August 2014, the line of credit capacity from the Company’s Chief Executive Officer was reduced from $3,000,000 to $1,000,000.

The Company is currently working with SVB to re-define the financial covenants in the existing loan agreement so that the agreement properly recognizes the positive impact to the Company of signing new cloud based SaaS customers. Compliance with SVB’s current covenants is dependent on the Company achieving certain earnings as of September 30, 2014 and throughout the remaining term of the loan agreement.  In the event the Company does not meet its financial covenants after January 1, 2015 and SVB does not extend a waiver or forbearance agreement, and the Company believes that it does not have adequate liquidity to operate, it will implement a cost cutting plan that reduces its expenditures to a level commensurate with its operating cash in-flows.

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

Interest Rate Risk. At September 30, 2014, the Company’s debt consists of  a line of credit with our Chief Executive Officer and Silicon Valley Bank (“SVB”). At December 31, 2013, we had no outstanding debt related to our credit facility with SVB, but the Company did have borrowings of $2,000,000 with our Chief Executive Officer under an existing revolving credit facility. Our new credit facility with SVB has a variable interest rate, which exposes us to interest rate risk.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency.  For the nine months ended September 30, 2014, approximately 40% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.   RISK FACTORS

Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2013. The risk factor below was not disclosed on the Form 10-K  and has been added to provide updated information as of September 30, 2014.  In addition, the risk factors described in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 are not the only risks facing the Company.  Additional  risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Under our loan agreement with Silicon Valley Bank (“SVB”),  if we fail to meet certain earnings covenants, SVB may increase our interest rate, lower our borrowing base or refuse to grant us any additional borrowings in the future under the loan agreement.

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

The Company did not meet one covenant as of September 30, 2014. Subsequent to September 30, 2014, the Company entered into a forbearance agreement with SVB, under which it would forebear from enforcing its remedies against the Company until January 1, 2015. There is no assurance that in the future that SVB will agree to grant a waiver or enter into a forbearance agreement with the Company. Continued compliance with its covenants is dependent on the Company achieving certain earnings as of December 31, 2014 and throughout the remaining term of the loan agreement. Market conditions have been difficult to predict and there is no assurance that in future periods the Company will achieve minimum positive net income targets in order to attain certain earnings covenants as currently defined in the loan agreement.

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

ASTEA INTERNATIONAL INC.

Date: November 14, 2014	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2014	/s/Rick Etskovitz
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