Form 10-K
period 2014-12-31
ASTEA INTERNATIONAL INC
filed 2015-03-31
CIK 945989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 0-26330
__________________________
ASTEA INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	23-2119058
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

240 Gibraltar Road, Horsham, Pennsylvania	19044
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 682-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:
Common Stock, $0.01 Par Value Per Share	The OTC Markets Group Inc.

Securities registered pursuant to Section 12(g) of the Exchange Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐	No ☑

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 19, 2014 (based on the closing price of $2.14 as reported by the Capital Market of The NASDAQ Stock Market LLC as of such date) was $2,803,210.  For purposes of determining this amount only, the registrant has defined affiliates of the registrant to include the executive officers and directors of registrant and holders of more than 10% of the registrant’s common stock on June 19, 2014.

As of March 25, 2015, 3,587,299 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Founded in 1979, Astea is known throughout the industry, largely from its proven success as a provider of software solutions for field service management. Astea has since expanded its product portfolio to also include integrated management applications for sales, multi-channel customer contact centers, third party vendor management, workforce optimization, and professional services automation.

Astea offers all the cornerstones of service lifecycle management, including customer management; service management; asset management; complete forward and reverse logistics management; and mobile workforce management with enhanced scheduling optimization and actionable business intelligence.  We believe this comprehensive approach provides unmatched expertise in service lifecycle workflow and integration needs throughout the service continuum.  Astea’s solutions empower companies by making more actionable data readily accessible, providing companies the agility needed to achieve sustainable value more quickly and to compete successfully in a global community.

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

Astea provides customers with an array of professional consulting, training and customer support services to implement its products and integrate them with other corporate systems such as back-office financial and enterprise resource planning (ERP) applications. Astea also maintains and supports its software over its installed life cycle. The Company’s experience and domain expertise in service and sales management, distribution, logistics, finance, mobile technologies, internet applications and enterprise systems integration are made available to customers during their assessments of where and how their business processes can be improved.

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

In May 2014 the latest software version, Astea Alliance 11.5 was released. Astea Alliance 11.5 delivers a number of significant product advancements that deliver added value and impact for the Astea customer community.

•
Improved Productivity & Collaboration – One of the key areas that the majority of service organizations look to, when they want to improve service and reduce costs, is the field technician workforce. It isn’t enough, anymore, to just connect the field worker to the back office, now companies are looking for mobile solutions that provide advanced tools and capabilities to their field technicians in order to elevate the level of customer service. With Astea’s latest mobile release, organizations can stop looking. Whether you need to enable your technicians to create sales quotations, perform inventory cycle counts, support complex items with subcomponents, create and support different workflows/apps for different groups/types of work, and a lot more, Astea is the answer. Astea’s mobile solution provides the level of flexibility necessary that makes it easy for organizations to modify and adapt the solution without needing development skillsets or adding additional costs.

•
Your Service Platform, Your Way – With Astea’s deep, rich functionality combined with state of the art technology and more advanced customization capabilities, users now have the best of both worlds. Out of the box, robust functionality combined with powerful and easy to use customization capabilities (without having to know code) to run their service business the way they want. Organizations can start with a smaller subset of functionality, processes, and workflows that meet their business needs today, but can quickly and easily add more complex processes and capabilities instantly and without added costs. What’s more, organizations can build new modules, as well as import and export customizations to different environments if needed. All customizations easily carry over with upgrades, for both on premise or cloud models.

•
Easily Manage and Support a Company’s Entire Service Ecosystem – Further extending its existing Third Party Vendor Management Portal, Astea has just released a mobile app that makes it even easier for third party service providers/subcontractors to participate in the service delivery process. The third party vendor/subcontractor simply downloads the mobile app from the Google or ITunes store, and they are instantly connected with your organization regardless of the mobile device being used.  In a secure and controlled environment, the third party technician is able to receive work orders, view asset and service history, request and record parts, capture customer signatures, work in a connected or disconnected mode, and much more. Additionally, by having the ability to manage and view both internal and external service technicians, with a single platform and dispatch console, companies can easily choose the best technician, at the best cost, for every job while ensuring a consistent level of service.

•
Drive Proactive Support and Continuous Process Improvement – For years, Astea has been providing tools and reporting capabilities that provide proactive service insight and intelligence at every level. Astea Alliance has been providing powerful dashboards, scorecards, operational heat maps, and visual reports that are relevant for every user that are pervasive throughout the user workflow. With Astea Alliance 11.5, they have expanded upon their existing reporting features but have also provided the ability for users to create reports and visual indicators that are viewable on mobile devices. Now technicians in the field can get a snapshot view of how they are performing against their objectives to ensure the highest levels of productivity, efficiency and customer satisfaction.

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
Alliance Third Party Vendor Mobile
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

Alliance Sales

Alliance Sales consolidates and streamlines the sales processes of an enterprise, from quote generation through order processing, at all points of customer contact including field sales, inside sales, contact center sales and field service sales. Lead-to-close sales process capabilities include integration with customer support and field service applications, leveraging all enterprise knowledge pools with the goal to increase sales opportunities, margins and close rates. Consolidated views of sales and service data also provide a clearer understanding of enterprise operations to drive strategic business decisions. Sales force automation application automates business rules and practices such as enterprise-defined sales methodologies, sales pipeline management, territory management, contact and opportunity management, forecasting, collaborative team selling and literature fulfillment. The same functionality is delivered to mobile resources via the notebook application – with full two-way data synchronization with the central database, via wired and wireless networks.  Other applications prompt customer support and service staff to up-sell and cross-sell during contact with customers.

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

Astea Alliance Mobile Applications

Astea’s Alliance Mobility Suite consists of Alliance Mobile Select, which is Astea’s original mobile solution supporting Windows Mobile devices and Windows laptops, Alliance Mobile Universal, and Alliance Third Party Vendor Mobile. Alliance Mobile Universal is optimized to operate with the latest devices in the market including Android smartphones and tablets, iPhones, and iPads.  Organizations can choose the device that works best for their environment and still be able to leverage the most powerful mobile solution designed specifically for the way field technicians work. Astea’s Alliance Mobility Suite leverages the latest HTML5 technology to deliver a sleek and innovative user interface while still providing the ability for mobile workers to continue working whether they are in or out of wireless coverage. Field service technicians’ days are transformed by receiving work orders which are automatically sent to the device, being able to view asset and service history; customer, account and job site information; contract and warranty information; receiving step-by-step guidance to complete the job; capturing customer signature; and completing work orders for invoicing. The real-time connectivity integrates field sales and service activity with automated front-office processes and eliminates the time, costs, procedural delays and errors of paper reporting. Expected benefits include reduced field administration costs; electronic data sharing among field and in-house personnel; improved speed, accuracy, content and compliance of field reporting; faster sales order processing and customer service invoicing; and other operational efficiencies.

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

FieldCentrix Enterprise Suite

The FieldCentrix Enterprise is a service management solution that runs on a wide range of mobile devices, and integrates seamlessly with popular customer relationship management (CRM) and ERP applications.  Add-on features include a web-based customer self-service portal, workforce management capabilities, and equipment-centric functionality.   FieldCentrix has licensed applications to companies in a wide range of sectors including HVAC, building and real estate services, manufacturing and process instruments and controls, and medical equipment.

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

Astea Client Services

Professional Services:

Astea’s typical professional services engagement includes planning, prototyping and implementing Astea’s products within the client’s organization.  Some customers may require customization, but they are relatively insignificant.

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

Following Go Live, Astea’s professional services team engages the customer in the Assessment Phase.  During this effort, the delivered system is assessed to validate benefits, analyze processes to measure key performance indicators, document and understand lessons learned.  To perform these assessments, Astea consultants collect and analyze the planned benefits, processes used to capture and report on the key performance indicators, and document the lessons learned from all phases of the implementation.  An action plan is then developed from the lessons learned and key performance indicators for use in future phases and/or releases.

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

Customers

The Company estimates that it has sold licenses to approximately 675 customers ranging from small, rapidly growing companies to large, multinational corporations with geographically dispersed operations and remote offices. The broad applicability of the Company’s products is demonstrated by the wide range of companies across many markets and industries that use one or more of Astea’s products, including customers in information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail/point-of-sale systems equipment, HVAC (heating, ventilation, air conditioning), office automation equipment, imaging systems, fire & security, gaming/leisure equipment, facilities management, telecommunications and other related industries with equipment sales and service.  In 2014 and 2013 there was no one customer that accounted for 10% or more of total revenues.

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

Astea’s international sales accounted for 38% of the Company’s revenues in 2014 and 39% of the Company’s revenues in 2013.  See Risk Factors —“Expansion of International Sales.”

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

The Company uses widely accepted commercially available application development tools from Microsoft Corporation. These software tools provide the Company’s customers with the flexibility to deploy Astea’s products across a variety of hardware platforms, operating systems and relational database management systems. The latest Astea Alliance solution suite is engineered for existing and emerging Microsoft technologies such as Microsoft.NET Framework, Visual Studio 2012, Windows Presentation Framework (WPF), Internet Information Server (IIS), and supports Windows 7, Windows 8, Windows Server 2012, MS SQL 2012, and BizTalk Server. Astea Alliance also supports deployments in both on-premise as well as cloud environments by leveraging a multi-tenant architecture. This multi-tenant architecture supports running the application using one set of hardware/software, serving multiple client organizations (tenants). The computing resources and application code are generally shared between all the tenants on a server. Each tenant has its own set of data that remains logically isolated from data that belongs to all other tenants.

In addition to product development that is conducted at Company facilities in the United States and Israel, Astea may participate in contractual relationships with complementary technology companies to reduce time-to-market with new product capabilities in order to continually increase its value proposition to existing and prospective customers.

The Company’s expense for product development for the years ended December 31, 2014 and 2013 was $1,350,000 and $1,349,000, respectively. These expenses amounted to 7% of total revenues for 2014 and 2013.  The Company’s capitalized software development costs were $2,532,000 and $3,021,000 in 2014 and 2013, respectively.  Capitalized software development costs decreased $489,000 in 2014 compared to an increase of $317,000 in 2013 principally due to a reduction in development headcount. The Company anticipates that it will continue to allocate substantial resources to its development effort for the upgrade of its suite of products.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Risk Factors — “Need for Development of New Products.”

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

Competitors vary in size, scope and breadth of the products and services offered.  The Company encounters competition generally from a number of sources, including other software companies, third-party professional services organizations that develop custom software, and information systems departments of potential customers developing proprietary, custom software.  In the service management marketplace, the Company competes against publicly held companies and numerous smaller, privately held companies.  Some of the Company’s competitors include SAP AG (“SAP”), Oracle Corporation (“Oracle”), Amdocs Limited (“Amdocs”), and a number of smaller privately held companies.  See Risk Factors — “Competition in the CRM Software Market is Intense.”

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

Employees

As of December 31, 2014, the Company, including its subsidiaries, had a total of 153 full-time employees worldwide, 77 in the United States, 13 in the United Kingdom, 3 in the Netherlands, 41 in Israel, 10 in Australia and 9 in Japan.  In addition, we have 6 part-time employees, 3 in the United States, and 3 in Israel.  The Company’s future performance depends, in significant part, upon the continued service of its key technical and management personnel and its continuing ability to attract and retain highly qualified and motivated personnel in all areas of its operations.  See Risk Factors — “Dependence on Key Personnel; Competition for Employees.” None of the Company’s employees is represented by a labor union.  The Company has not experienced any work stoppages and considers its relationships with its employees to be good.

Corporate History

The Company was incorporated in Pennsylvania in 1979 under the name Applied System Technologies, Inc.  In 1992, the Company changed its name to Astea International Inc.  Until 1986, the Company operated principally as a software-consulting firm, providing professional software consulting services on a fee for service and on a project basis.  In 1986, the Company introduced its DISPATCH-1 product.  In November 1991, the Company’s sole stockholder acquired the outstanding stock of The DATA Group Corporation (“Data Group”), a provider of field service software and related professional services for the mainframe-computing environment.  Data Group was merged into the Company in January 1994.  In February 1995, the Company and its sole stockholder acquired the outstanding stock of Astea Service & Distribution Systems BV (“Astea BV”), the Company’s distributor of DISPATCH-1 and related services in Europe.  In May 1995, the Company reincorporated in Delaware.  In July 1995, the Company completed its initial public offering of Common Stock.  In February 1996, the Company merged with Bendata, Inc.  In June 1996, the Company acquired Abalon AB.  In September 1998 (effective July 1, 1998), the Company sold Bendata, Inc.  In December 1998, the Company sold Abalon AB. In December 1997, the Company introduced ServiceAlliance and in October 1999, SalesAlliance.  Both products were subsequently re-engineered into components of the AllianceEnterprise suite which was introduced in 2001. Through 2001 and into 2002, the Company rebuilt its product functionality for Web-based applications and in August 2003 introduced Astea Alliance version 6.  The Company released a new system architecture based on Microsoft.NET during the third quarter of 2004.  On September 21, 2005, the Company acquired substantially all the assets and certain liabilities of FieldCentrix, Inc.   In the first quarter of 2010, the Company delivered Astea Alliance version 10.0. In 2011, Astea launched Alliance Mobile Universal to deliver enterprise functionality optimized for the latest devices such as Android, iPhone and iPad leveraging the latest HTML5 technology.  In 2013, the latest software version, Astea Alliance 11.0 was released. With this release, Astea introduced an abundance of new features and enhancements that were developed based on three primary concepts; optimizing and streamlining processes, enabling proactive service insight and intelligence at every level, and significantly increasing ease of use and customizations without technical skills. Accelerated revenue growth, proactive intelligence, productivity and process optimization, enriched employee interaction experience, and increased customer satisfaction are just a few of the advantages organizations will be able to achieve with this new release. Astea Alliance is available either as an on-premise or cloud application, allowing every company to choose the right offering that aligns with their strategy and IT ecosystem. In 2014, Astea introduced Astea Alliance 11.5. This release introduced many new innovations such as third party vendor mobile app, advanced customization capabilities, additional reporting and dashboard capabilities, as well as extending reports and visual indicators to the mobile device. With Astea’s latest mobile release, organizations can create sales quotations, perform inventory cycle counts, support complex items with subcomponents, create and support different workflows/apps for different groups/types of work, and much more. Astea’s mobile solution provides the level of flexibility necessary that makes it easy for organizations to modify and adapt the solution without needing development skillsets or adding additional costs.

Item 1A.                      Risk Factors.

The following discussion of the Company’s risk factors should be read in conjunction with the financial statements and related notes thereto set forth elsewhere in this report.  The following factors, among others, could cause actual results to differ materially from those set forth in forward looking statements contained or incorporated by reference in this report and presented by management from time to time.  Such factors, among others, may have a material adverse effect upon the Company’s business, results of operations and financial condition.

History of Net Losses

The Company has a history of net losses. In 2014, the Company generated a net loss of $3.4 million compared to a net loss of $3.0 million generated in 2013 and net loss of $0.2 million generated in 2012. The Company had net income of $0.7 million in 2011.  Prior to 2011, the Company generated a net loss of $1.6 million and $0.9 million in 2010 and 2009, respectively.  As of December 31, 2014, stockholders’ equity is approximately $0.2 million, which is net of an accumulated deficit of approximately $32.3 million.  Moreover, the Company expects to continue to incur additional operating expenses for research and development and investment in software development costs to achieve its projected revenue growth.  There is no assurance that the Company may be able to achieve the necessary revenue growth or profitability in the future.  If the Company does not attain or sustain profitability or raise additional equity or debt in the future, the Company may be unable to continue its operations.

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

While the Company has licensed Astea Alliance to over 300 companies worldwide from 1998 through 2014, and more than 50 companies for the FieldCentrix suite supported by the Company since September 2005, revenues from sales of both Astea Alliance and FieldCentrix may not be sufficient to support the expenses of the Company.  The Company’s future success will depend mainly on its ability to increase licensed users of both the Astea Alliance suite and FieldCentrix offerings, on developing new products and product enhancements to complement its existing product offerings, on its ability to continue to generate professional services, support and maintenance revenues to Astea Alliance and FieldCentrix customers and on its ability to control its operating expenses.  Any failure of the Company’s products to achieve or sustain market acceptance, or of the Company to sustain its current position in the CRM software market due to rapid technological changes, would have a material adverse effect on the Company’s business and results of operations.  There can be no assurance that the Company will be able to increase demand for Astea Alliance and FieldCentrix products, maintain an acceptable level of support and maintenance revenues or to lower its expenses, thereby avoiding future losses.

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

We Cannot Accurately Predict Subscription Renewals Rates and the Impact These Rates May Have on Our Future Revenue and Operating Results

Our customers have no obligation to renew their subscriptions for our cloud service after the expiration of their initial subscription period, which is typically 36 months, and in the normal course of business, some customers may elect not to renew. In addition, our customers may renew for fewer users or renew for shorter contract lengths. We cannot accurately predict attrition rates given our varied customer base and the number of multi-year subscription contracts. Our attrition rates may increase or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers’ spending levels, decreases in the number of users at our customers, pricing changes and deteriorating general economic conditions. If our customers do not renew their subscriptions for our subscription services or reduce the number of paying subscriptions at the time of renewal, our revenue will decline and our business may suffer.

Our future success also depends in part on our ability to sell new and additional services and/or more subscription service to new and existing customers. The rate at which our customers purchase new or upgraded services depends on a number of factors, including general economic conditions and that our customers do not react negatively to any price changes related to these services. If our efforts to sell to new or existing customers are not successful our business may suffer.

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

Security Breaches and Other Disruptions Could Compromise our Information and Expose us to Liability, Which Would Cause our Business and Reputation to Suffer.

In the ordinary course of the Company’s business, it collects and stores sensitive data, including intellectual property and proprietary business information of the Company and the Company’s customers, suppliers and business partners as well as personally identifiable information of the Company’s customers and employees. The secure processing, maintenance and transmission of this information is critical to the Company’s operations and business strategy. Despite the Company’s security measures, its information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise the Company’s networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt the Company’s operations and the services the Company provides to customers, damage the Company’s reputation, and cause a loss of confidence in the Company’s products and services, which could adversely affect the Company’s business/operating margins, revenues and competitive position.

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

Under the covenants with Silicon Valley Bank (“SVB”) regarding our line of credit, the Company must first get SVB’s approval before entering into any acquisition transactions.

Expansion of International Sales

Astea’s international sales accounted for 38% of the Company’s revenues in 2014 and 39% in 2013.  The Company expects that international sales will continue to be a significant component of its business.  In the Company’s efforts to expand its international presence, it will face certain risks, which it may not be successful in addressing.  These risks include:

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

Concentration of Ownership

Currently, Zack Bergreen, the Company’s chief executive officer, beneficially owns approximately 50.8% of the outstanding Common Stock of the Company, which includes 826,000 shares of Series A Convertible Preferred Stock and 797,000 shares of Series B Convertible Preferred Stock, only half of which are convertible at December 31, 2014. As a result, Mr. Bergreen exercises significant control over the Company through his ability to influence and control the election of directors and all other matters that require action by the Company’s stockholders.  Under certain circumstances, Mr. Bergreen could prevent or delay a change of control of the Company which may be favored by a significant portion of the Company’s other stockholders, or cause a change of control not favored by the majority of the Company’s other stockholders.  Mr. Bergreen’s ability under certain circumstances to influence, cause or delay a change in control of the Company also may have an adverse effect on the market price of the Company’s Common Stock.

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

Under our loan agreement with SVB,  if we fail to meet certain earnings covenants, SVB may increase our interest rate, lower our borrowing base or refuse to grant us any additional borrowings in the future under the loan agreement.

On June 13, 2014, the Company entered into a new Loan and Security Agreement with SVB.  The original loan agreement established a revolving credit facility for the Company in the principal amount of up to $3,000,000.  On December 18, 2014, the Company and SVB amended and restated the original loan agreement to reduce the aggregate borrowing amount and revise certain other terms of the original loan agreement.

The Amended Loan Agreement established a new revolving credit facility for the Company in the principal amount of up to $2,000,000 (the “ Revolving Facility”).  Availability under the Revolving Facility is tied to a borrowing base formula that is based on 80% of the Company’s’ eligible domestic accounts receivable.    Advances under the Revolving Facility   (the   “Advances”) may be repaid and reborrowed in accordance with the Loan Agreement.  Pursuant to the Loan Agreement, the Company agreed to pay to SVB the outstanding principal amount of all Advances, the unpaid interest thereon, and all other obligations incurred with respect to the Loan Agreement on December 18, 2016.  Interest will accrue on the unpaid principal balance of the Advances at a floating per annum rate equal to the greater of: (i) 2.25% above the prime rate (which may be reduced to 2.00% above the prime rate for every month in which the Company maintain an “adjusted quick ratio” of at least 1.50:1) or (ii) 5.25%; provided, that the minimum interest amount due per month shall not be less than $2,000.  During an event of default the rate of interest will increase 5% above the otherwise applicable rate, until such event of default is cured or waived.  All accrued and unpaid interest is payable monthly on the last calendar day of each month.

Subject to certain exceptions, the Loan Agreement contains covenants prohibiting the Company from, among other things: (a) conveying, selling, leasing, transferring or otherwise disposing of their properties or assets; (b) liquidating or dissolving; (c) engaging in any business other than the business currently engaged in or reasonably related thereto; (d) entering into any merger or consolidation, or acquiring all or substantially all of the capital stock or property of another entity; (e) becoming liable for any indebtedness; (f) allowing any lien or encumbrance on any of their property; and (g) paying any dividends (other than dividends on outstanding convertible preferred stock); and (i) making payment on subordinated debt.  Further, the Company must maintain a minimum “adjusted quick ratio,” tested as of the last day of each month, of at least 1.25:1.00.  The adjusted quick ratio is the ratio of (a) the Company’s consolidated, unrestricted cash plus net booked accounts receivable to (b) the Company’s’ liabilities to SVB plus, without duplication, the aggregate amount of the Company’s’ liabilities that mature within 1 year, minus the current portion of deferred revenue.

The Revolving Facility is secured by a first priority perfected security interest in substantially all of the assets of the Company, excluding the intellectual property of the Company.  The Loan Agreement contains a negative covenant prohibiting the Company from granting a security interest in its intellectual property to any party.

The Company did not meet one of its covenants during the second and third quarter of 2014 under the original loan agreement for which the Company received a forbearance agreement under which SVB would forebear from enforcing its remedies against the Company until January 1, 2015. As noted above, in December 2014 the Company entered into a new loan agreement with SVB. The covenants under the amended loan agreement are more in line with the Company’s performance expectations. However, there is no assurance that in the future that SVB will agree to grant a waiver or enter into a forbearance agreement with the Company if it fails to be in compliance with its covenants. Continued compliance with its covenants is dependent on the Company achieving certain operating results in 2015 and throughout the remaining term of the loan agreement. Market conditions have been difficult to predict and there is no assurance that in future periods the Company will meet the operating income targets in order to meet certain operating covenants as currently defined in the amended loan agreement.

Failure to Satisfy a Continued Listing Rule per NASDAQ Requirements

Per NASDAQ listing requirements, the Company must maintain a minimum stockholders’ equity of at least $2,500,000 in order to satisfy a continued listing rule per NASDAQ requirements.  Based upon the 2014 and 2013 balance sheets results, Astea’s stockholders’ equity fell below the minimum listing requirement threshold.  This triggered a notice of non-compliance from NASDAQ in April 2014.

On February 11, 2015, the Board of Directors of the “Company decided to delist the Company’s common stock from The NASDAQ Capital Market and to transfer the trading market for its common stock to the OTCQB marketplace of the OTC Markets Group.  Accordingly, the Company submitted notice to The NASDAQ Stock Market (“NASDAQ”) on February 17, 2015 requesting that its common stock be delisted from The NASDAQ Capital Market.  Subsequently, on the same day, NASDAQ sent a notice to the Company confirming that trading of the Company’s common stock would be suspended at the opening of business on February 19, 2015, and confirming the withdrawal of the Company’s October 2014 appeal of NASDAQ’s determination that the Company was not in compliance with the minimum stockholders’ equity requirement of at least $2.5 million under NASDAQ Marketplace Listing Rule 5550(b)(1).

Limitations of the Company Charter Documents

The Company’s Certificate of Incorporation and By-Laws contain provisions that could discourage a proxy contest or make more difficult the acquisition of a substantial block of the Company’s Common Stock, including provisions that allow the Board of Directors to take into account a number of non-economic factors, such as the social, legal and other effects upon employees, suppliers, customers and creditors, when evaluating offers for the Company’s acquisition. Such provisions could limit the price that investors might be willing to pay in the future for the Company’s shares of Common Stock. The Board of Directors is authorized to issue, without stockholder approval, up to 5,000,000 shares of preferred stock with voting, conversion and other rights and preferences that may be superior to the Company’s Common Stock and that could adversely affect the voting power or other rights of our holders of Common Stock. There are currently 826,000 Series A and 797,000 Series B Convertible  Preferred Stock shares outstanding. The issuance of preferred stock or of rights to purchase preferred stock could be used to discourage an unsolicited acquisition proposal.

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

The Company’s Common Stock was traded on Capital Market of The NASDAQ Stock Market, LLC (“NASDAQ”) under the symbol “ATEA” until February 18, 2015 when the Company delisted the common stock from NASDAQ and transferred the trading market for its common stock to the OTCQB marketplace of the OTC Markets Group (“OTCQB). The trading on the OTCQB began on February 19, 2015 under the symbol “ATEA.”  The following table sets forth the high and low sale prices for the Common Stock as reported by the NASDAQ for the past two fiscal years:

2014	High	Low
First quarter	$3.91	$2.55
Second quarter	3.35	1.23
Third quarter	2.75	1.87
Fourth quarter	2.95	1.11

2013	High	Low
First quarter	$4.09	2.42
Second quarter	3.65	2.00
Third quarter	3.20	1.92
Fourth quarter	3.36	2.45

As of March 25, 2015, there were approximately 36 holders of record of the Company’s Common Stock.  On March 25, 2015, the last reported sale price of the Common Stock as reported by OTCQB was $1.21 per share. The Company currently has outstanding 826,000 Series A Convertible Preferred Stock shares and 797,000 Series B  Convertible Preferred Stock shares.

Dividend Policy

The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends on common stock is appropriate. No dividends have been declared since June 2000.  The Company has no intention at this time to pay dividends on its common stock. In September 2008, the Company issued 826,000 shares of Series A convertible preferred stock.  Dividends accrue daily at a rate of 10% and are payable quarterly only when they are declared by the Board of Directors.  The first dividend was paid at the end of 2008.  In June 2014, the Company issued 797,000 shares of Series B convertible preferred stock. Dividends accrue daily at a rate of 7%, until June 20, 2016 and which time the rate increase to10%.  The first dividend payment was paid at the end of December 2014. The Company continues to either accrue or disburse quarterly payments on the preferred dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants & Rights	Weighted Average Exercise Price of Outstanding Options, Warrants & Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	689,000	$3.78	366,000
Equity compensation plans not approved by security holders	-	-	-
Total	689,000	$3.78	366,000

Stock Performance Graph

The following graph compares the percentage change in cumulative total stockholder return on the Common Stock during the period from December 31, 2009 through December 31, 2014 with cumulative total return on (i) a peer group that includes all organizations in the Company’s Standard Industrial Classification (SIC) Code 7372-Prepackaged Software, (ii) the NASDAQ Composite Index, and (iii) the S&P Smallcap 600 Index.  The comparison assumes that $100 was invested on December 31, 2009 in the Common Stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any.

Comparison of 5 Year Cumulative Total Return
Among Astea International Inc.,
NASDAQ Market Index, S&P Smallcap 600 Index, and SIC Code Index

Total Shareholder Returns
$300
$250
$200
$150
$100
$50
$0

Years Ending	2009	2010	2011	2012	2013	2014
Astea International Inc.	100.00	80.90	100.00	80.00	76.12	52.24
NASDAQ Composite-Total Returns	100.00	130.27	129.19	151.74	212.61	243.96
S&P Smallcap 600 Index	100.00	126.31	127.59	148.42	209.74	221.81
SIC 7372 - Prepackaged Software	100.00	122.24	125.84	139.30	171.58	193.56

Assumes $100 Invested on Dec. 31, 2009
Assumes Dividend Reinvested
Fiscal Year Ending Dec. 31, 2014

Item 6.                                Selected Financial Data.

Years ended December 31,	2014	2013	2012	2011	2010
(in thousands, except per share data)
Consolidated Statement of Income Data
Revenues:
Software license	$3,357	$2,809	$4,796	$6,704	$4,961
Subscriptions	790	153	-	-	-
Services and maintenance	16,587	17,375	21,594	19,883	16,425
Total revenues	20,734	20,337	26,390	26,587	21,386
Costs of revenues:
Cost of software license fees	3,623	1,846	1,526	1,830	2,037
Cost of subscriptions, services and maintenance	11,588	12,456	14,048	12,987	11.070

Total cost of revenues	15,211	14,302	15,574	14,817	13,107

Gross profit	5,523	6,035	10,816	11,770	8,279
Operating expenses:
Product development	1,350	1,349	2,075	2,724	3,041
Sales and marketing	3,980	3,915	4,982	4,558	3,701
General and administrative	3,455	3,391	4,095	3,572	3,166
Restructuring	-	226	-	-	-
Total operating expenses	8,785	8,881	11,152	10,854	9,908

(Loss) income from operations before interest and taxes	(3,262)	(2,846)	(336)	916	(1,629)
Interest (expense) income	(124)	(67)	14	27	92

(Loss) income from operations before income taxes	(3,386)	(2,913)	(322)	943	(1,537)
Income tax expense (benefit)	61	83	(84)	270	33
Net (loss) income	(3,447)	(2,996)	(238)	673	(1,570)
Preferred dividend	400	300	300	300	286

Net (loss) income allocable/available to common stockholders	$(3,847)	$(3,296)	$(538)	$373	$(1,856)
Basic and diluted net (loss) income per share	$(1.07)	$(0.92)	$(0.15)	$0.10	$(0.52)
Shares used in computing basic (loss) income per share	3,587	3,594	3,574	3,562	3,555
Shares used in computing diluted (loss) income per share	3,587	3,594	3,574	3,720	3,555
Consolidated Balance Sheet Data at December 31,
Working (deficit) capital	$(6,136)	$(3,790)	$(1,611)	$(157)	$192
Total assets	12,665	13,900	14,705	16,728	14,300
Long-term debt, less current portion	1,004	2,000	-	-	-
Accumulated deficit	(31,481)	(28,034)	(25,038)	(24,800)	(25,474)
Total stockholders’ equity	221	1,829	5,149	5,460	4,857

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

Software license fees accounted for 16% of the Company’s total revenues in 2014, which was divided between sales of Astea Alliance at 98% and FieldCentrix at 2%.  Software license fee revenues also include some fees from the sublicensing of third-party software, primarily knowledge management, mapping and analytical software licenses.  Typically, customers pay a license fee for the software based on the number of licensed users.  Depending on the contract terms and conditions, software license fees are recognized as revenue upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable.  If significant vendor obligations exist at the time of delivery or if the product is subject to uncertain customer acceptance, revenue is deferred until no significant obligations remain and/or acceptance has occurred.

We provide Software-as-a-Service (SaaS) solutions which generate revenue from cloud subscription services. Our SaaS customers typically purchase three year license subscriptions, but occasionally will purchase annual license subscriptions.  We are unable to recognize any revenue from SaaS sales until the customer goes live. Some of the SaaS projects went live in 2014 and 2013 allowing us to recognize revenue of $790,000 and $153,000 as of December 31, 2014 and 2013, respectively.   It generally takes several months for the customer to go live.

The remaining component of the Company’s revenues consists principally of fees derived from professional services associated with the implementation and deployment of the Company’s software products, and maintenance fees for ongoing customer support, primarily external customer technical support services and product enhancements.  Professional services (including training) are generally charged on an hourly or daily basis and invoiced on a regular basis pursuant to customer work orders.  Training services may also be charged on a per-attendee basis with a minimum daily charge.  Out-of-pocket expenses incurred by Company personnel performing professional services are typically reimbursed by the customer.  The Company recognizes revenue from professional services as the services are performed unless the services are under a fixed-price arrangement.   Consulting, training and other services that are sold under fixed-price arrangements are recognized using the proportional performance method based on direct labor hours incurred to date as a percentage of total estimated direct labor hours required to complete the project. Consulting services primarily comprise implementation support related to the installation and configuration of the Company's products and do not typically require significant production, modification or customization of the software. In arrangements that require significant production, modification or customization of the software and where services are not available from third-party suppliers, the consulting and license fees are recognized concurrently. When total cost estimates exceed revenue in a fixed-price arrangement, the estimated losses are recognized immediately in cost of revenue.

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

Astea allocates revenue to each element in a multiple-element arrangement based on the elements’ respective fair value, determined by the price charged when the element is sold separately.  Specifically, Astea determines the fair value of the maintenance portion of the arrangement based on the price, at the date of sale, if sold separately, which is generally a fixed percentage of the software license selling price.  The professional services portion of the arrangement is based on hourly rates which the Company charges for those services when sold separately from software.  If evidence of fair value of all undelivered elements exists, but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method.  If an undelivered element for which evidence of fair value does not exist, all revenue in an arrangement is deferred until the undelivered element is delivered or fair value can be determined.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.  The proportion of the revenue recognized upon delivery can vary from quarter-to-quarter depending upon the determination of vendor-specific objective evidence (VSOE) of fair value of undelivered elements.  The residual value, after allocation of the fee to the undelivered elements based on VSOE of fair value, is then allocated to the perpetual software license for the software products being sold.

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

In subscription based arrangements, even though customers use the software element, they generally do not have a contractual right to take possession of the software at any time during the hosting period without significant penalty to either run the software on its own hardware or contract with an unrelated third party to host the software. Accordingly, these software as a service (SaaS) arrangements, including the software license fees within the arrangements, are accounted for as subscription services provided all other revenue recognition criteria have been met.  The revenue is recognized on a straight-line basis over the lifetime of the contract.  The term of a SaaS contract is generally 1 to 3 years. In accordance with generally accepted accounting principles, the Company may not recognize any SaaS revenue before the customer goes live, to ensure that the revenue will match the use of services. The implementation period can be anywhere between 3 and 12 months. When upfront implementation, consulting and training services are bundled with the subscription based arrangement, the services are recognized over the life of the initial contract.

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

Consulting and training service revenue are generally unbundled and, therefore, recognized at the time the services are performed except when these services are bundled with subscription revenues. If the Company has any fixed-price arrangements for services, the revenue is recognized using the proportional performance method based on direct labor hours incurred to date as a percentage of total estimated direct labor hours required to complete the project.  Fees from licenses sold together with consulting services are generally recognized upon shipment, provided that the contract has been executed, delivery of the software has occurred, fees are fixed and determinable and collection is probable. The Company offers a variety of consulting services that include project management, implementation, data conversion, integration, custom report writing and training. Our professional services are generally billed on a time and materials basis using hourly rates together with reimbursement for travel and accommodation expenses. We recognize revenue as these professional services are performed. On rare occasions these consulting service arrangements involve acceptance criteria. In such cases, revenue is recognized upon acceptance.

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

For the twelve months ended December 31, 2014 and 2013, the Company recognized $20,734,000 and $20,337,000, respectively, of revenue related to software license fees, subscription revenue, and services and maintenance.

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

Cost of Subscriptions, Services and Maintenance

Cost of subscription, services and maintenance includes compensation and benefits provided to our professional service employees, independent consultants, telecommunication cost, third party hosting costs, unreimbursed travel expenses and allocated facility costs.

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

Capitalized software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release.  The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of December 31, 2014, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

The Company conducts a two-step test for impairment of goodwill. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. If the fair value of a reporting unit is less than the reporting unit's carrying value, the Company will perform the second step of the test for impairment of goodwill. During the second step of the test for impairment of goodwill, the Company will compare the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. Based upon the results of the step one testing, the Company concluded that no impairment existed as December 31, 2014.

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

Under the Company’s stock option plans, options awards generally vest over a four year period of continuous service and have a 10 year contractual term.   The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of the grant using the Black-Scholes Merton option pricing formula.  There were 120,000 and 80,000 options granted during the years ended December 31, 2014 and 2013, respectively.

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

As of December 31, 2014, we had approximately $16.1 million of net deferred tax assets, against which we provided a 100% valuation allowance.  Our net deferred tax assets were generated primarily by operating losses.  Accordingly, it is more likely than not, that we will not realize these assets through future operations.

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expenses.

Reclassification

Certain reclassifications to the balance sheet related to long and short term liabilities and subscriptions revenue were made to prior period financial statements to conform to the current presentation.

New Accounting Pronouncements

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

Results of Operations

The following table sets forth for the periods indicated, selected financial data and the percentages of the Company’s total revenues by each line item for the periods presented:

Years ended December 31,	2014	2013
Revenues:
Software license fees	16.2%	13.8%
Subscriptions	3.8	0.8
Services and maintenance	80.0	85.4
Total revenues	100.0%	100.0%
Cost of revenues:
Cost of software license fees	17.4%	9.1%
Cost of subscription, services and maintenance	55.9	61.2

Total cost of revenues	73.3	70.3
Gross profit	26.7	29.7
Operating Expenses:
Product development	6.5	6.6
Sales and marketing	19.2	19.3
General and administrative	16.7	16.7
Restructuring	-	1.1
Total operating expenses	42.4	43.7
Interest expense	0.6	0.3
Income tax expense	0.3	0.4
Net loss	(16.6)%)	(14.7%)

Comparison of Years Ended December 31, 2014 and 2013

Revenues

Total revenues increased $397,000 or 2%, to $20,734,000 for the year ended December 31, 2014 from $20,337,000 for the year ended December 31, 2013.  Software license revenues increased 20% in 2014 compared to 2013. Subscription revenues increased $637,000 or 416% to $790,000 from $153,000 in 2013. Services and maintenance fees for 2014 amounted to $16,587,000, a 5% decrease from 2013.

Software license fee revenues increased $548,000 or 20% to $3,357,000 in 2014 from $2,809,000 in 2013.  Astea Alliance license revenues increased to $3,281,000 in 2014 from $2,724,000 in 2013, an increase of 20%. The increase resulted from an increase in Astea license sales in the U.S. and Asia Pacific regions partially offset by decreases in license sales in Japan. The Company sold $76,000 of FieldCentrix licenses in 2014 compared to $85,000 in 2013, a decrease of 11%. The decrease was the result of selling less licenses to existing customers in 2014 compared to 2013.

Subscription revenue for the year ended December 31, 2014 was $790,000, an increase of 416%, compared to $153,000 recognized in 2013.  The increase resulted from the number of hosted customers who went live in 2014.  The Company continues to add new hosting customers.  Even though the Company signed several new Software as a Service (SaaS) customers in 2014, revenue may not be recognized until the customers go-live.

Total services and maintenance revenues decreased $788,000 or 5% to $16,587,000 in 2014 from $17,375,000 in 2013.  Service and maintenance revenue decreased $391,000, or 3% on the Astea Alliance products.  The decrease resulted from the deferral of professional services revenues on hosted projects, which must be deferred until the customer goes live.   When hosted customers do go live, the deferred professional services revenue will be recognized ratably over the remaining life of the initial contract.  FieldCentrix service and maintenance revenue decreased $397,000 or 12%.  The decrease is due to a reduction in upgrade projects compared to the same period in 2013.

For the years ended December 31, 2014 and 2013 there were no customers that represented 10% or more of total revenues.

Costs of Revenues

Costs of software license fees increased 96% to $3,623,000 in 2014 from $1,846,000 in 2013. Included in the cost of software license fees is the amortization of capitalized software development costs.   The principal cause of the increase results from an increase in the amortization of capitalized software costs that increased 97% to $3,502,000 in 2014 from $1,775,000 in 2013. This increase resulted from the amortization of Version 11 that was released late in 2013 and Version 11.5 that was released in June 2014. The gross margin percentage on software license sales was (8%) in 2014 and 34% in 2013.  The decline in license gross margin resulted primarily from increased amortization in 2014.

Costs of subscriptions, services and maintenance decreased 7% to $11,588,000 in 2014 from $12,456,000 in 2013.  The decrease in cost of subscriptions, services and maintenance is attributed primarily to decreases in headcount in all regions, reduced travel expenses and a decrease in the use of outside consultants both in the U.S. and European locations offset by increases in third party hosting. The subscriptions, service and maintenance gross margin percentage was 33% in 2014 and 29% in 2013. The improvement in gross margin on service and maintenance revenues results from the reduction in costs partially offset by a slight decrease in revenues.

Gross Profit

Gross profit decreased 8% to $5,523,000 in 2014 from $6,035,000 in 2013. As a percentage of revenue, gross profit was 27% for the year ended December 31, 2014 and 30% for year ended December 31, 2013. The year-over-year decrease in gross profit was largely driven by an increase in amortization of capitalized software costs, reported as part of cost of software license fees, partially offset by a reduction in cost of subscriptions, services and maintenance.

Operating Expenses

Product Development

Product development expenses increased $1,000 to $1,350,000 in 2014 from $1,349,000 in 2013.    Fluctuations in product development expense from period to period can vary due to the amount of product development expense which is capitalized.  Software development costs of $2,532,000 were capitalized in 2014 compared to $3,021,000 during the same period in 2013.   In 2013, the Company completed Version 11 of its Alliance software in September. This took significant time and effort and the costs attributable to this effort where capitalized which lowered the product development cost in 2013.  Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Gross development cost was $3,882,000 in 2014, a reduction of 11%, compared to $4,370,000 for the same period in 2013.  The decrease was due to lower headcount.  Product development as a percentage of revenues was 7% in 2014 and 2013.

Sales and Marketing

Sales and marketing expenses increased 2%, or $65,000, to $3,980,000 in 2014 from $3,915,000 in 2013.  The increase in sales and marketing expense is attributable to increased commission expense due to increases in license and hosting sales, and additional headcount, offset by a slight decrease in marketing costs. The Company continues to focus on expanding its market presence through intensified marketing efforts to increase awareness of the Company’s products, including its newest product, SaaS and its subscription services.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expenses was 19% in 2014 and 2013.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company’s status as a public company. General and administrative expenses increased 2%, or $64,000, to $3,455,000 in 2014 from $3,391,000 in 2013. The increase is primarily due to higher accounting fees, due to an increase in the use of outside consultants and legal fees associated with the NASDAQ listing requirement and the conversion of Mr. Bergreen’s line of credit to Series B Preferred Stock, offset by decreased rent expense and decreased bad debt expense.  As a percentage of revenues, general and administrative expenses were 17% for both 2014 and 2013. The Company remains focused on controlling its operating costs.

Restructuring

There were no restructuring charges recorded in 2014 compared to $226,000 in the same period in 2013. In order to reduce operating costs, the Company adopted a restructuring plan in June 2013 to re-organize the Company by reducing certain redundant positions within the Company, eliminating excess rental space in Irvine, California, and reducing its product development cost to be more in line with the size and needs of the Company.  As a result, the Company paid a lease termination fee of $125,000 and accelerated accounting for its deferred rent to be in line with the lease termination date by paying a lease termination fee which will allow the Company to leave its lease obligation and save future rent expense by leasing less space. The restructuring resulted in a $5,000 reduction of the deferred rent liability and the recognition of $106,000 related to employee termination benefits. As a percentage of revenues, restructuring was 1% for the year ended December 31, 2013.

Net Interest Expense

Interest expense was $124,000 in 2014 compared to $67,000 in 2013. The Company incurred interest expense resulting from borrowing against its line of credit with the CEO and SVB Bank. The increase year over year is due to increased borrowings in 2014 compared to 2013 and the amortization of fees used to obtain the new line of credit with SVB to interest expense.  The Company earned interest income of $1,000 in 2014 and $2,000 in 2013. The decrease in interest income resulted primarily from a decrease in investments.   As of December 31, 2014 and 2013, the Company’s investments consisted of mutual funds.

Income Tax Expense

The Company recorded income tax expense of $61,000 in 2014 compared to $83,000 in 2013. The reduction in tax expense resulted from a slight decrease in Israel’s deferred tax liability related to amortization of a long-lived asset in which the timing of its reversal is unknown. The tax expense is comprised of U.S. alternative minimum tax, permanent tax difference for goodwill, and the Israel tax expense.

International Operations

Total revenues from the Company’s international operations increased by $22,000 or less than 1% to $7,896,000 in 2014 from $7,874,000 in 2013.  The increase resulted from improved license sales in the Asia Pacific region due to rising demand, as well as increases in professional services in the Asia Pacific region due mainly from revenue from certain customers that went live on the SaaS solution in 2014 and additional maintenance revenue in EMEA as they have increased their customer base over the past several years, partially offset by decreases in license and services revenues in Japan due to fewer new license sales in 2014 and a decrease in service revenues in EMEA due to recent SaaS deals for which is being deferred  until the customer goes live. Overall, international operations generated a net loss of $1,610,000 for 2014 compared to net loss of $1,417,000 in 2013.

Net Loss

The Company generated a net loss of $3,447,000 for the year ended December 31, 2014 compared to net loss of $2,996,000 in 2013.  The reduction in net income of $451,000 is primarily the result of the 97% increase in cost of software license fees partially offset by a 7 % decrease in cost of subscriptions, services and maintenance. The increase in cost of software license fees was due to increased amortization of capitalized software. The principal cause for the decrease in costs of subscriptions, services and maintenance was due to decreases in headcount in all regions, and a decrease in outside consultants and travel costs.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $2,067,000 for the year ended December 31, 2014, an increase of $1,636,000 compared to the year ended December 31, 2013 in which $431,000 of cash was provided by operations.  The increase was mainly attributable to an increase in deferred revenues of $1,788,000 and an increase in prepaid expenses of $187,000.  Offsetting the increases in cash flow were a decrease in net income of $451,000, a decrease in accounts receivable collections of $927,000, a decrease in cash flows from accounts payable and accrued expenses of $546,000 and a decrease in cash from other assets of $17,000. In addition, there was an increase in non cash items of $1,602,000 which includes depreciation and amortization of $1,651,000.

Investing Activities

The Company used $394,000 less for investment activities in 2014 compared to 2013. The decrease in cash used for investing activities is attributable to a decrease of $6,000 in restricted cash, a decrease of $3,000 in the purchases of property and equipment and a decrease of $489,000 in capitalized software development costs partially offset by a decrease in sales of short-term investments of $104,000.

Financing Activities

The Company generated $775,000 in cash from financing activities in 2014, a reduction of $911,000 compared to 2013.  Payments of preferred stock dividends decreased $40,000 in 2014 compared to 2013. Although a dividend payment of $110,000 should have been paid in December it was not, as the dividend payment scheduled to be paid December 31, 2014 was not permitted under the SVB forbearance agreement.  In addition, the Company paid $118,000 in deferred financing costs in 2014 compared to $14,000 in 2013.  The Company drew down $400,000 in additional borrowing on the line of credit from Mr. Bergreen during 2014.  In addition, the Company entered into a line of credit with SVB, in which the Company drew down $4,957,000 and repaid $3,954,000 in 2014. A portion of the SVB borrowings, $250,000 was used to partially repay some of the outstanding line of credit from Mr. Bergreen.

The cash effect of exchange rates on the U.S. dollar related to most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, provided an outflow of $9,000 in 2014 compared to an outflow of $32,000 in 2013.

At December 31, 2014, the Company had a working capital ratio of approximately .56:1 compared to .61:1 at December 31, 2013. The Company had $1,362,000 in cash and investments available for sale at December 31, 2014, compared to $1,145,000 at December 31, 2013.

The Company has projected revenues for 2015 that management believes will provide sufficient funds to sustain its continuing operations.   However, due to unanticipated delays in the signing of certain license agreements and the cash flow timing impact of the Company’s planned conversion to a subscription-based software delivery model it was determined that the Company needed additional liquidity in the near term. Accordingly, in June 2014, the Company entered into a new line of credit agreement, and has an existing line of credit from its Chief Executive Officer, both of which are described in Note 9. As of December 31, 2014 the Company owed $150,000 against the line of credit from its Chief Executive Officer and $1,004,000 against the new line of credit from Silicon Valley Bank (“SVB”).  In August 2014, the line of credit from the Company’s Chief Executive Officer was reduced from $3,000,000 to $1,000,000 and in December 2014 the availability under the line of credit from SVB was reduced from $3,000,000 to $2,000,000. The availability under the line of credit is tied to a borrowing base formula that is based on 80% of the Company’s eligible domestic accounts receivable, as of December 31, 2014 the availability under the line of credit was $1,612,000.  Subsequent to the expiration of the line of credit, the CEO has committed to support the Company financially for up to $1,000,000 through April 1, 2016.

In December 2014, the Company signed an amended loan agreement with SVB to change the financial covenants in the old loan agreement to better reflect the financial operations of the Company as it changes its delivery model from exclusively selling perpetual licenses to also including cloud-based hosted solutions. The Company was in compliance with the financial covenants for both lines of credit with the Chief Executive Officer and SVB as of December 31, 2014.   In the event the Company does not meet its financial covenants in 2015 and SVB does not extend a waiver or forbearance agreement, and the Company believes that it does not have adequate liquidity to operate, if necessary, the Company will implement a cost cutting plan that reduces all its expenditures to the appropriate level that matches its operating cash flows.

The Company does not plan any significant capital expenditures in 2015 other than to replace its existing capital equipment as it becomes obsolete. The Company’s plans for investment in product development are expected to be similar to prior years.

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual and commercial obligations, as of December 31, 2014:

	Payment Due By Period
	Total	2015	2016-2017	2018-2019	thereafter

Contractual Cash Obligations:
Operating Leases	$2,678,000	$1,125,000	$1,218,000	$335,000	$-
Line of Credit	1,154,000	150,000	1,004,000	-	-

Total	$3,832,000	$1,275,000	$2,222,000	$335,000	$-

Dividends may be paid on common stock, when and if, declared by the Board of Directors.  However, no dividend has been paid on common stock since July 2000.  Dividends on convertible preferred stock are payable at a rate of 10% on the Series A and 7% on the Series B on a quarterly basis, as declared by the Board of Directors.

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

Interest Rate Risk

At December 31, 2014, the Company’s debt consists of a line of credit with our Chief Executive Officer and Silicon Valley Bank (“SVB”). At December 31, 2014, our outstanding lines of credit under the revolving credit facility with our Chief Executive Officer and SVB was $150,000 and $1,004,000, respectively.  At December 31, 2013, we had no outstanding debt related to our credit facility with SVB, but the Company did draw down $2,000,000 with our Chief Executive Officer under an existing revolving credit facility. Our new credit facility with SVB has a variable interest rate, which exposes us to interest rate risk.

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

The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency.  The Company does not expect any material loss with respect to foreign currency risk.  For the twelve months ended December 31, 2014, approximately 38% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Astea International Inc.

We have audited the accompanying consolidated balance sheets of Astea International Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astea International Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 31, 2015

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,349,000	$1,111,000
Investments available for sale	13,000	34,000
Receivables, net of allowance of $73,000 and $112,000	4,084,000	4,239,000
Prepaid expenses and other current assets	488,000	558,000
Total current assets	5,934,000	5,942,000

Property and equipment, net	176,000	291,000
Intangibles, net	96,000	232,000
Capitalized software development costs, net	4,697,000	5,667,000
Goodwill	1,538,000	1,538,000
Restricted cash	126,000	125,000
Other long-term assets	98,000	105,000
Total assets	$12,665,000	$13,900,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit from director/ officer	$150,000	$-
Accounts payable and accrued expenses	2,343,000	2,951,000
Deferred revenues	8,179,000	6,590,000
Total current liabilities	10,672,000	9,541,000

Long-term liabilities:
Line of credit from Silicon Valley Bank	1,004,000	-
Line of credit from director/ officer	-	2,000,000
Deferred tax liabilities	374,000	339,000
Deferred revenues	394,000	191,000
Total long-term liabilities	1,772,000	2,530,000

Commitments and Contingencies – Note 12

Stockholders’ equity:
Convertible preferred stock,$.01 par value, shares authorized 5,000,000:
Series A issued and outstanding 826,000, respectively	8,000	8,000
Series B issued and outstanding 797,000, respectively	8,000	-
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,629,000; outstanding 3,587,000, respectively	36,000	36,000
Additional paid-in-capital	32,716,000	30,938,000
Accumulated deficit	(31,481,000)	(28,034,000)
Accumulated other comprehensive loss	(858,000)	(911,000)
Treasury stock at cost, 42,000 shares	(208,000)	(208,000)

Total stockholders’ equity	221,000	1,829,000
Total liabilities and stockholders’ equity	$12,665,000	$13,900,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31,
	2014	2013
Revenues:
Software license fees	$3,357,000	$2,809,000
Subscriptions	790,000	153,000
Services and maintenance	16,587,000	17,375,000

Total revenues	20,734,000	20,337,000
Costs of revenues:
Cost of software license fees	3,623,000	1,846,000
Cost of subscriptions, services and maintenance	11,588,000	12,456,000

Total cost of revenues	15,211,000	14,302,000

Gross profit	5,523,000	6,035,000
Operating expenses:
Product development	1,350,000	1,349,000
Sales and marketing	3,980,000	3,915,000
General and administrative	3,455,000	3,391,000
Restructuring	-	226,000
Total operating expenses	8,785,000	8,881,000
Loss from operations	(3,262,000)	(2,846,000)
Interest expense	124,000	67,000

Loss before income taxes	(3,386,000)	(2,913,000)

Income tax expense	61,000	83,000
Net loss	(3,447,000)	(2,996,000)
Preferred dividend	400,000	300,000
Net loss allocable/available to common stockholders	$(3,847,000)	$(3,296,000)

Basic and diluted loss per share available to common stockholders	$(1.07)	$(0.92)
Weighted average shares outstanding used in computing basic and diluted loss per share	3,587,000	3,587,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended
	December 31,
	2014	2013

Net loss	$(3,447,000)	$(2,996,000)
Other comprehensive loss:
Foreign currency translation adjustment	54,000	(204,000)
Change in unrealized loss on investments available for sale, net of tax	(1,000)	(2,000)
Comprehensive loss	$(3,394,000)	$(3,202,000)
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended December 31,	2014	2013

Convertible preferred stock series A:
Balance, beginning and end of year	$8,000	$8,000

Convertible preferred stock series B:
Balance, beginning of year	-	-
Preferred stock issued	8,000	-

Balance, end of year	8,000	-

Common stock:
Balance, beginning and end of year	36,000	36,000

Additional paid-in-capital:
Balance, beginning of year	30,938,000	31,056,000
Series A and B preferred stock dividends	(400,000)	(300,000)
Amortization of preferred stock dividend discount	30,000	-
Stock-based compensation	156,000	182,000
Series B preferred stock issued, net	1,992,000	-

Balance, end of year	32,716,000	30,938,000

Accumulated deficit:
Balance, beginning of year	(28,034,000)	(25,038,000)
Net loss	(3,447,000)	(2,996,000)

Balance, end of year	(31,481,000)	(28,034,000)

Accumulated other comprehensive loss
Balance, beginning of year	(911,000)	(705,000)
Other comprehensive income (loss)	53,000	(206,000)

Balance, end of year	(858,000)	(911,000)

Treasury stock, at cost:
Balance, beginning and end of year	(208,000)	(208,000)

Total stockholders’ equity	$221,000	$1,829,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2014	2013
Cash flows from operating activities:
Net loss	$(3,447,000)	$(2,996,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,836,000	2,185,000
Decrease in provision for doubtful accounts	(38,000)	(26,000)
Stock-based compensation	156,000	182,000
Deferred income taxes	34,000	45,000
Changes in operating assets and liabilities:
Receivables	340,000	1,267,000
Prepaid expenses and other	203,000	16,000
Accounts payable and accrued expenses	(843,000)	(297,000)
Deferred revenues	1,819,000	31,000
Other assets	7,000	24,000
Net cash provided by operating activities	2,067,000	431,000
Cash flows from investing activities:
Capitalized software development costs	(2,532,000)	(3,021,000)
Purchases of property and equipment	(83,000)	(86,000)
Sale of short term investments	20,000	124,000
Change in restricted cash	-	(6,000)
Net cash used in investing activities	(2,595,000)	(2,989,000)
Cash flows from financing activities:
Repayment on line of credit from director/officer	(250,000)	-
Proceeds from line of credit from director/officer	400,000	2,000,000
Repayment on line of credit from Silicon Valley Bank	(3,954,000)	-
Proceeds from line of credit from Silicon Valley Bank	4,957,000	-
Dividends paid on preferred stock	(260,000)	(300,000)
Deferred financing cost	(118,000)	(14,000)
Net cash provided by financing activities	775,000	1,686,000

Effect of exchange rate changes on cash and cash equivalents	(9,000)	(32,000)
Net increase (decrease) in cash and cash equivalents	238,000	(904,000)
Cash and cash equivalents balance, beginning of year	1,111,000	2,015,000
Cash and cash equivalents, end of period	$1,349,000	$1,111,000

Supplemental disclosure of cash flow information:
Issuance of preferred stock (Series B)	$2,000,000	$-
Cancellation of line of credit from director/officer	(2,000,000)	-
Cash paid for income tax	-	8,000
Cash paid for interest	87,000	56,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Background

Astea International Inc. and Subsidiaries (collectively the “Company” or “Astea”) are a global provider of service management software that addresses the unique needs of companies who manage capital equipment, mission critical assets and human capital.  Clients include Fortune 500 to mid-size companies, which Astea services through Company facilities in the United States, United Kingdom, Australia, Japan, the Netherlands and Israel.  The Company’s principal products are Astea Alliance, FX Service Center and FX Mobile.  Astea Alliance supports the complete service lifecycle, from lead generation and project quotation to service and billing through asset retirement.  FX Service Center is a service management and dispatch solution system that gives organizations command over their field service operations.   FX Mobile offerings include mobile field service automation (FSA) systems, which include the wireless devices and support of mobile field technicians using portable, hand-held computing devices. Astea Alliance is also offered as a cloud solution.  By leveraging the cloud delivery model, companies can access a solution that has robust and proven functionality at a lower, more predictable cost, with seamless upgrades and a quicker return on investment.   Since its inception in 1979, Astea has licensed applications to companies in a wide range of sectors including information technology, telecommunications, instruments and controls, business systems, and medical devices. The Company’s sales and marketing efforts are primarily focused on new software licensing (on premise and cloud solutions) and support services for its latest generation of Astea Alliance and  FieldCentrix products.

Operating Matters and Liquidity

The Company has a history of net losses.  In 2014, the Company generated a net loss of $3.4 million compared to a net loss of $3.0 million generated in 2013.  Further, at December 31, 2014, the Company had a working capital ratio of .56:1, with cash and cash equivalents and investments available for sale of $1,362,000.  Moreover, the Company expects to continue to incur additional operating expenses for research and development and invest in software development costs to achieve its projected revenue growth.  We continually evaluate our operating cash flows which can vary subject to the actual timing of expected new sales compared to our expectations of those sales and are sensitive to many factors, including changes in working capital and our net loss.  The Company believes that it has sufficient cash to meet its anticipated operating cash needs for at least the next 12 months. However, projections of future cash needs and cash flows are subject to substantial uncertainty. We continually evaluate our operating cash flows which can vary subject to the actual timing of expected new sales compared to our expectations of those sales and are sensitive to many factors, including changes in working capital and our net (loss) income.  However, due to unanticipated delays in the signing of certain license agreements and the cash flow timing impact of the Company’s planned conversion to a subscription-based software delivery model it was determined that the Company needed additional liquidity in the near term. Accordingly, in June 2014, the Company entered into a new line of credit agreement, and has an existing line of credit from its Chief Executive Officer, both of which are described in Note 9. As of December 31, 2014 the Company owed $150,000 against the line of credit from its Chief Executive Officer and $1,004,000 against the new line of credit from Silicon Valley Bank (“SVB”).  In August 2014, the line of credit from the Company’s Chief Executive Officer was reduced from $3,000,000 to $1,000,000 and in December 2014 the availability under the line of credit from SVB was reduced from $3,000,000 to $2,000,000. The availability under the line of credit is tied to a borrowing base formula that is based on 80% of the Company’s eligible domestic accounts receivable, as of December 31, 2014 the availability under the line of credit was $1,612,000. Subsequent to the expiration of the line of credit, the CEO has committed to support the Company financially for up to $1,000,000 through April 1, 2016. The Company has projected revenues for 2015 that management believes will provide sufficient funds to sustain its continuing operations.

In December 2014, the Company signed an amended loan agreement with SVB to change the financial covenants in the old loan agreement to better reflect the financial results of the Company as it changes its delivery model from exclusively selling perpetual licenses to also including cloud-based hosted solutions. The Company was in compliance with the financial covenants for both lines of credit with the Chief Executive Officer and SVB as of December 31, 2014. In the event the Company does not meet its financial covenants in 2015 and SVB does not extend a waiver or forbearance agreement, and the Company believes that it does not have adequate liquidity to operate, if necessary, the Company will implement a cost cutting plan that reduces all its expenditures to the appropriate level that matches its operating cash flows.

The Company does not plan any significant capital expenditures in 2015 other than to replace its existing capital equipment as it becomes obsolete. The Company’s plans for investment in product development are expected to be similar to prior years.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Astea International Inc. and its wholly owned subsidiaries and branches. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant assets and liabilities that are subject to estimates include allowances for doubtful accounts, goodwill and other acquired intangible assets, deferred tax assets and certain accrued and contingent liabilities and share-based awards.

Revenue Recognition

Astea’s revenue is principally recognized from three sources: (i) licensing arrangements, (ii) subscription services and (iii) services and maintenance.

The Company markets its products primarily through its direct sales force and resellers.  License agreements do not provide for a right of return, and historically, product returns have not been significant.

The Company recognizes revenue from license sales when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the license fee is fixed and determinable and the collection of the fee is probable.  The Company utilizes written contracts as a means to establish the terms and conditions by which its product support and services are sold to customers.  Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs after a license key has been delivered electronically to the customer.  Revenue for arrangements with extended payment terms in excess of one year is recognized when the payments become due, provided all other recognition criteria are satisfied.  If collectability is not considered probable, revenue is recognized when the fee is collected.  The Company’s typical end user license agreements do not contain acceptance clauses.  However, if acceptance criteria are required, revenues are deferred until customer acceptance has occurred.

If these criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value. There may be cases, however, in which there is objective and reliable evidence of fair value of the undelivered item(s) but no such evidence for the delivered item(s). In those cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate fair value of the undelivered item(s). The Company applies the revenue recognition policies discussed below to each separate unit of accounting.

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

In subscription based arrangements, even though customers use the software element, they generally do not have a contractual right to take possession of the software at any time during the hosting period without significant penalty to either run the software on its own hardware or contract with an unrelated third party to host the software. Accordingly, software as a service (SaaS) arrangements, including the software license fees within the arrangements, are accounted for as subscription services provided all other revenue recognition criteria have been met.  The revenue is recognized on a straight-line basis over the lifetime of the contract. A SaaS contract is generally 1 to 3 years in duration. In accordance with generally accepted accounting principles, the Company may not recognize any SaaS revenue before the services go live, to ensure that the revenue will match the use of services. The implementation period can usually be anywhere between 3 and 12 months. When upfront implementation, consulting and training services are bundled with the subscription based arrangement, the services are recognized over the remaining life of the initial contract, once the project goes live.

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

For the years ended December 31, 2014 and 2013, the Company recognized $20,734,000 and $20,337,000, respectively, of revenue related to software license fees, subscription, and services and maintenance.

We present taxes assessed by a governmental authority including sales, use, value added and excise taxes on a net basis. Therefore, the presentation of these taxes is excluded from our revenues and is included in accrued expenses in the accompanying consolidated balance sheets until such amounts are remitted to the taxing authority.

Reimbursable Expenses

The Company charges customers for out-of-pocket expenses incurred by its employees during the performance of professional services in the normal course of business.  Billings for out-of-pocket expenses that are reimbursed by the customer are included in revenues with the corresponding expense included in cost of subscriptions, services and maintenance.  During fiscal years 2014 and 2013, the Company billed $328,000 and $303,000, respectively, of reimbursable expenses to customers.

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

Year Ended December 31	Balance at beginning of year	Reductions	Write offs	Balance at end of year
2014	$112,000	$(39,000)	$-	$73,000
2013	$138,000	$-	$(26,000)	$112,000

The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible.  Based on a review and assessment of the information available at December 31, 2014 and 2013, the Company believes its allowance for doubtful accounts as of December 31, 2014 and 2013 is adequate.  However, actual write-offs might exceed the recorded allowance.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including certain identifiable intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  As of December 31, 2014 and 2013, the Company determined that no indicators of impairment have occurred.

Capitalized Software Development Costs

The Company capitalizes software development costs incurred during the period from the establishment of technological feasibility through the product’s availability for general release.  Costs incurred prior to the establishment of technological feasibility are charged to product development expense.  Product development expense includes payroll, employee benefits, allocation of indirect costs such as rent, other headcount-related costs associated with product development and any related costs to third parties under sub-contracting or net of any collaborative arrangements.

Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues (current and future revenues) or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances had occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of December 31, 2014 and 2013, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs were required.

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

The Company conducts a two-step test for impairment of goodwill. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. If the fair value of a reporting unit is less than the reporting unit's carrying value, the Company will perform the second step of the test for impairment of goodwill. During the second step of the test for impairment of goodwill, the Company will compare the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. Based upon the results of the step one testing, the Company concluded that no impairment existed as of December 31, 2014 and 2013.

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

Advertising

Advertising costs are expensed when incurred.  Advertising costs for the years ended December 31, 2014 and 2013 were $353,000 and $370,000, respectively, and are included in sales and marketing costs.

Currency Translation

The accounts of the international subsidiaries and branch operations translate the assets and liabilities of international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as other comprehensive loss in the accompanying consolidated statements of changes in stockholders’ equity. Transaction gains and losses are included in general and administrative expenses in the consolidated statements of operations. General and administrative expenses include exchange losses of $70,000 and $28,000 for the years ended December 31, 2014 and 2013, respectively.

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

The Company had net loss allocable to the common stockholders for the year ended December 31, 2014 and 2013.  All options outstanding at December 31, 2014 and 2013 to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation as the inclusion of these options would have been antidilutive.

Years ended December 31,	2014	2013
Net loss	$(3,447,000)	$(2,996,000)
Preferred dividend	400,000	300,000

Net loss allocable/ available to common shareholders	(3,847,000)	(3,296,000)

Basic and diluted weighted average number of common shares outstanding	3,587,000	3,587,000
Basic and diluted loss per common share	$(1.07)	$(0.92)

Comprehensive Loss

Comprehensive loss consists of net loss, unrealized gains (losses) on investments available for sale and foreign currency translation adjustments.  The effects are presented in the accompanying consolidated statements of comprehensive loss.

Stock Compensation

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton (Black-Scholes) option-pricing model and amortizes the estimated option value using an accelerated amortization method where each option grant is split into tranches based on vesting periods.  The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience regarding similar awards, giving consideration to the contractual terms of the share-based awards and employee termination data.  Executive level employees who hold a majority of options outstanding, and non-executive level employees each have similar historical option exercise and termination behavior and thus were grouped for valuation purposes.  The Company’s expected volatility is based on the historical volatility of its traded common stock and places exclusive reliance on historical volatilities to estimate our stock volatility over the expected term of its awards.  The Company has historically not paid dividends.  The risk-free interest rate is based on the yield from the U.S. Treasury zero-coupon bonds with an equivalent term.

Under the Company’s stock option plans, options awards generally vest over a four year period of continuous service and have a 10 year contractual term.   The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of the grant using the Black-Scholes option pricing formula using the following assumptions as of December 31, 2014 and 2013:

	For the year ended	For the year ended
	December 31, 2014	December 31, 2013
	Weighted Average	Weighted Average
Risk-free interest rate	1.76%	0.97%
Expected life (in years)	5.48	5.34
Volatility	94.18%	100.9%
Expected dividends	-	-
Annual forfeiture rate	23.71%	20.83%

The weighted-average fair value of options granted during the years ended December 31, 2014 and 2013 was estimated as $1.92 and $2.03, respectively.

      Reclassification

Certain reclassifications to the balance sheet related to long and short term liabilities and subscriptions revenue were made to prior period financial statements to conform to the current presentation.

 New Accounting Pronouncements

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

	December 31,
	2014	2013
Billed receivables, net	$3,568,000	$3,636,000
Unbilled receivables	516,000	603,000

	$4,084,000	$4,239,000

4.	Investments Available-for-Sale

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

On December 31, 2014 and 2013 the fair value for all of the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale debt securities by major security type and class of security at December 31, 2014 and 2013 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Aggregate fair value
At December 31, 2014
Available-for-sale:
Mutual Funds	$13,000	$-	$-	$13,000

	$13,000	$-	$-	$13,000
At December 31, 2013
Available-for-sale:
Mutual Funds	$33,000	$1,000	$-	$34,000

	$33,000	$1,000	$-	$34,000

The aggregate fair value of mutual funds as of December 31, 2014 and 2013 was $13,000 and $34,000, respectively.  The mutual funds contain investments that seek a high level of current income. The funds normally invest at least 80% of net assets, plus the amount of any borrowings for investment purposes, in floating or adjustable rate senior loans of any maturity or credit quality, including those rated below investment grade or determined by the fund's advisor to be of comparable quality.

5.	Property and Equipment

Property and equipment consist of:
		December 31,
	Useful Life	2014	2013
Computers and related equipment	3	$4,381,000	$4,307,000
Furniture and fixtures	10	606,000	604,000
Leasehold improvements	The lesser of lease term or 10	476,000	475,000
Software	3	1,069,000	1,066,000
Office equipment	3-7	807,000	807,000
		7,339,000	7,259,000
Less: Accumulated depreciation
and amortization		(7,163,000)	(6,968,000)

		$176,000	$291,000

Depreciation and amortization expense for the years ended December 31, 2014 and 2013 was $198,000 and $274,000, respectively.

6.	Capitalized Software Development Costs

Capitalized software development costs consist of:
	Remaining
	Weighted	December 31,
	Average Life	2014	2013
Capitalized software development costs	11.8 months	$23,882,000	$21,350,000
Less: Accumulated amortization		(19,185,000)	(15,683,000)

		$4,697,000	$5,667,000

The Company capitalized software development costs of $2,532,000 and $3,021,000 for the years ended December 31, 2014 and 2013, respectively.  Amortization of capitalized software development costs for the years ended December 31, 2014 and 2013 was $3,502,000 and $1,775,000, respectively, and is reflected in cost of software license fees in the consolidated statements of operations. The Company amortizes software developments costs using the greater of the straight-line basis over the estimated useful lives of the product (two years) or the revenue forecast method.

7.	Intangible Asset

Customer lists (“intangible asset”) acquired as part of the FieldCentrix acquisition are amortized over their estimated annual life or over the period of its expected benefit, which is 10 years.  Amortization expense related to this intangible asset was $136,000 for each of the years ended December 31, 2014 and, 2013.

			Accumulated Amortization		Net Carrying Value
Description	Weighted Avg. Life	Gross Cost	2014	2013	2014	2013
Customer List	10 years	$1,360,000	$1,264,000	$1,128,000	$96,000	$232,000

Estimated amortization expense for the next year is as follows:

Amortization Expense
2015	$ 96,000

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of:

December 31,	2014	2013
Accounts payable	$607,000	$607,000
Accrued compensation and related benefits	1,219,000	1,291,000
Sales and payroll taxes payable	258,000	904,000
Preferred dividend payable	110,000	-
Income tax payable	68,000	7,000
Third party software costs payable	31,000	8,000
Deferred rent	-	81,000
Accrued professional services	20,000	26,000
Accrued interest expense	1,000	12,000
Other accrued liabilities	29,000	15,000

	$2,343,000	$2,951,000

9.	Line of Credit

Line of Credit from Director/ Officer- Related Party Transaction

On May 29, 2013, the Company entered into a Revolving Loan Agreement and associated Revolving Promissory Note (collectively the “Loan Documents”) with Zack Bergreen, the Company’s Chief Executive Officer.  Pursuant to the Loan Documents, Mr. Bergreen provided an unsecured $2,000,000 revolving line of credit to the Company (the “Line of Credit”).  Amounts outstanding under the Line of Credit bear interest at a rate of 7% per annum, with interest payable monthly.  The maturity date of the Line of Credit is May 29, 2015.   The Company may pay all amounts outstanding and terminate the Loan Documents prior to that time without any penalties.  The Loan Documents contain customary covenants, default and other provisions.  The Loan Documents were negotiated and approved by the Audit Committee of the Company’s Board of Directors.  Borrowings under the Line of Credit are subject to the Audit Committee’s approval.   On March 27, 2014 the Company amended its original Loan Documents with Mr. Bergreen.  Pursuant to the amended Loan Documents, Mr. Bergreen provided an additional $1,000,000 unsecured revolving line of credit to the Company to increase the total available line of credit to $3,000,000.   No other terms or conditions to the original agreement were changed.  On June 20, 2014, the Company converted $2,000,000 of outstanding principal owed to Mr. Bergreen under the Loan Documents in exchange for 797,000 shares of Series B Preferred Stock (see Note 14).  In addition, during the second quarter of 2014 as noted below, the Company repaid $250,000 of principal against the line of credit owed to Mr.  Bergreen. On August 12, 2014, the Board of Directors approved a reduction in the Line of Credit from Mr. Bergreen from $3,000,000 to $1,000,000.   As of December 31, 2014, the Company owed $150,000 against the line of credit and classified it as current on the balance sheet due to the date of maturity. As of December 31, 2013 the Company had borrowed $2,000,000 against the line of credit and classified it as long term on the balance sheet due to the maturity date. In addition, the Company incurred $85,000 and $73,000 of interest expense on this line of credit for the twelve months ended December, 2014 and 2013, respectively.  The Company was in compliance with the financial covenants of this agreement as of December 31, 2014 and 2013.

Line of Credit from Silicon Valley Bank

On June 13, 2014, the Company entered into a Loan and Security Agreement with SVB (the “Prior Loan Agreement”).  The Prior Loan Agreement established a revolving credit facility for the Company in the principal amount of up to $3,000,000 (the “Prior Revolving Facility”).  Availability under the Prior Revolving Facility is tied to a borrowing base formula that is based on 80% of the Company’s eligible accounts receivable.  Advances under the Prior Revolving Facility may be repaid and reborrowed in accordance with the Prior Loan Agreement.  No advances were made at closing of the loan. Pursuant to the Prior Loan Agreement, the Company agreed to pay SVB the outstanding principal amount of all borrowings, the unpaid interest thereon, and all other obligations incurred with respect to the Prior Loan Agreement on June 13, 2016.

On December 18, 2014, the Company and SVB amended and restated the Prior Loan Agreement to reduce the aggregate borrowing amount and revise certain other terms of the Prior Loan Agreement and the Prior Revolving Facility (the “Loan Agreement”).

The Loan Agreement established a new revolving credit facility for the Company in the principal amount of up to $2,000,000 (the “Revolving Facility”).  Availability under the Revolving Facility is tied to a borrowing base formula that is based on 80% of the Company’s eligible domestic accounts receivable.  Advances under the Revolving Facility (the “Advances”) may be repaid and reborrowed in accordance with the Loan Agreement.  No advances were made at closing.  Pursuant to the Loan Agreement, the Company agreed to pay to SVB the outstanding principal amount of all Advances, the unpaid interest thereon, and all other obligations incurred with respect to the Loan Agreement on December 18, 2016.  Interest will accrue on the unpaid principal balance of the Advances at a floating per annum rate equal to the greater of: (i) 2.25% above the prime rate (which may be reduced to 2.00% above the prime rate for every month in which the Company maintain an “adjusted quick ratio” of at least 1.50:1) or (ii) 5.25%; provided, that the minimum interest amount due per month shall not be less than $2,000.

If the Company is not streamline eligible at the end of any month, all outstanding advances plus accrued interest are immediately due and payable.  Provided that no event of default exists, SVB may, in its good faith business discretion, refinance the outstanding borrowings with Advances based on specific eligible accounts.  During an event of default the rate of interest will increase 5% above the otherwise applicable rate, until such event of default is cured or waived.  All accrued and unpaid interest is payable monthly on the last calendar day of each month.

Subject to certain exceptions, the Loan Agreement contains covenants prohibiting the Company from, among other things: (a) conveying, selling, leasing, transferring or otherwise disposing of their properties or assets; (b) liquidating or dissolving; (c) engaging in any business other than the business currently engaged in or reasonably related thereto; (d) entering into any merger or consolidation, or acquiring all or substantially all of the capital stock or property of another entity; (e) becoming liable for any indebtedness; (f) allowing any lien or encumbrance on any of their property; and (g) paying any dividends (other than dividends on outstanding convertible preferred stock); and (i) making payment on subordinated debt.  Further, the Company must maintain a minimum “adjusted quick ratio,” tested as of the last day of each month, of at least 1.25:1.00.  The adjusted quick ratio is the ratio of (a) the Company’s’ consolidated, unrestricted cash plus net booked accounts receivable to (b) the Company’s liabilities to SVB plus, without duplication, the aggregate amount of the Company’s’ liabilities that mature within 1 year, minus the current portion of deferred revenue.

The Revolving Facility is secured by a first priority perfected security interest in substantially all of the assets of the Company, excluding the intellectual property of the Company.  The Loan Agreement contains a negative covenant prohibiting the Company from granting a security interest in their intellectual property to any party.

As of December 31, 2014 the Company borrowed $1,004,000 against the Revolving Facility and classified it as a long-term liability on the balance sheet. The Company incurred $40,000 of interest expense to SVB for the twelve months ended December 31, 2014. The Company was in compliance with the covenants of this agreement as of December 31, 2014.

10.	Restructuring

In order to reduce operating costs and improve efficiencies, the Company adopted a restructuring plan in June 2013 to reduce certain redundant positions within the Company, eliminating the lease in Irvine, California in order to find office space more appropriate for its needs, and reduce its product development cost to be more in line proportionately to its competitors.  In June 2013, the Company internally announced that in connection with its restructuring plan, it would terminate the lease obligation in Irvine, California by paying a one-time lease termination payment of $125,000 which would allow the Company to terminate its lease 32 months prior to its scheduled expiration. In conjunction with the lease termination, the Company accelerated the amortization of leasehold improvements and its related deferred rent liability associated with the lease which resulted in a reduction of the deferred rent liability by $5,000 and the recognition of $62,000 related to termination benefits for the elimination of certain redundant positions.  Employees were eligible for separation benefits upon their termination.  During the third quarter of 2013, the Company announced an additional $44,000 of termination benefits related to the termination of certain positions in Israel.  As a result, the Company recorded a total of $226,000 in restructuring charges during 2013. No other costs were incurred, pursuant to the restructuring plan as of December 31, 2014.

11.	Income Taxes

The Company has identified its federal tax return and its state returns in Pennsylvania and California as “major” tax jurisdictions.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2009 through 2014, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on a tax authority audit and does not anticipate any adjustments that will result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of operations.  For the years ended December 31, 2014 and 2013, there were no interest or penalties related to the settlement of audits.

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

The provision (benefit) for income taxes is as follows:

Years ended December 31,	2014	2013
Current:
Federal	$-	$5,000
State	-	-
Foreign	25,000	33,000

	25,000	38,000

Deferred:
Federal	$37,000	$32,000
State	(7,000)	10,000
Foreign	6,000	3,000

	$61,000	$83,000

Pre-tax (loss) income for domestic locations for the years ended December 31, 2014 and 2013 was ($3,079,000) and ($2,222,000), respectively.  Foreign locations had pre-tax loss of ($307,000) and ($691,000) in 2014 and 2013, respectively.

The approximate income tax effect of each type of temporary difference is as follows:

December 31,	2014	2013
Deferred tax assets:
Timing of revenue recognition	$1,010,000	$150,000
Accruals and reserves not currently deductible for tax	94,000	143,000
Benefit of net operating loss carryforward	12,906,000	12,645,000
Benefit of foreign net operating loss carryforward	3,038,000	3,073,000
Depreciation and amortization	265,000	266,000
Alternative minimum tax	361,000	361,000
Non-qualified stock options	235,000	265,000
Other	24,000	37,000

Total deferred tax assets	17,933,000	16,940,000
Deferred tax liabilities:
Capitalized software development costs	(1,814,000)	(2,264,000)
Amortization of deductible goodwill	(354,000)	(324,000)
Israel deferred tax liability	(20,000)	(15,000)

Total deferred tax liabilities	(2,188,000)	(2,603,000)

Net deferred tax asset before valuation allowance	15,745,000	14,337,000
Valuation allowance	(16,119,000)	(14,676,000)

Net deferred tax liabilities	$(374,000)	$(339,000)

Realization of deferred tax assets is primarily dependent on future taxable income, the amount and timing of which is uncertain.  The valuation allowance is adjusted on a periodic basis to reflect management’s estimate of the realizable value of the net deferred tax assets.  Therefore, a valuation allowance has been recorded for the net deferred tax asset with the exception of $354,000 related to the deferred tax liability associated with goodwill and $20,000 related to the deferred tax liability on Israel’s books.  Because goodwill is not amortized for book purposes, the related deferred tax liabilities will not reverse until some indeterminate future period when the asset becomes impaired or is disposed of.  The expected timing of future reversals of deferred tax liabilities are to be taken into account when evaluating the realizability of deferred tax assets.  Therefore, the Company believes the reversal of deferred tax liabilities related to goodwill should not be considered a source of future taxable income when assessing the realization of the Company’s deferred tax assets and as a result a deferred expense has been recorded.

Taxable income for the Israeli subsidiary was $278,000 and $228,000 for the years ended December 31, 2014 and 2013, respectively.  The Israeli subsidiary has a tax provision of $32,000 and $36,000 as of December 31, 2014 and 2013, respectively.

As of December 31, 2014, the Company had a net operating loss carryforward for United States federal income tax purposes of approximately $30,543,000.  Included in the aggregate net operating loss carryforward is $8,900,000 of tax deductions related to equity transactions, the benefit of which will be credited to stockholders’ equity, if and when realized after the other tax deductions in the carryforwards have been realized. The net operating loss carryforwards expire between 2019 through 2034.

The Company does not provide for federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.  At December 31, 2014, the Company had not provided federal income taxes on cumulative earnings of individual international subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions.  Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.  As noted above, the Company has significant net operating loss carryforwards for U.S. federal income taxes purposes, which are available to offset the potential tax liability if the earnings were to be distributed.

The extent to which the loss carryforward can be used to offset future taxable income and tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period.

The effective tax rate differed from the statutory U.S. federal income tax rate as follows:

	Year ended December 31,
	2014	2013
Pre-tax book income	34.0%	34.0%
State taxes	0.1%	(0.2%)
Permanent differences	(1.0%)	(0.2%)
Expiration of NOLs	0.0%	(34.1%)
Difference between statutory and foreign rates	0.6%	(3.0%)
Change in foreign tax rate	(4.0%)	(4.6%)
True-up temporary differences & federal NOLs	6.8%	33.1%
Other	(6.5%)	0.6%
Valuation allowance	(31.8%)	(28.5%)

	(1.8%)	(2.8%)

12.	Commitments and Contingencies

Leases

The Company leases facilities and equipment under non-cancelable operating leases which may include escalation clauses.  Rent expense for facility leases for the years ended December 31, 2014 and 2013 was $1,011,000 and $1,107,000, respectively.  Equipment and vehicle lease expense for the years ended December 31, 2014 and 2013 was $212,000 and $232,000, respectively.

Future minimum lease payments under the Company’s leases as of December 31, 2014 are as follows:

Operating Leases
2015	$1,125,000
2016	924,000
2017	294,000
2018	335,000
2019 and thereafter	-
Litigation

From time to time, the Company may be involved in certain legal actions and customer disputes arising in the ordinary course of business. In the Company’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial position or results of operations.

13.	Profit Sharing Plan/Savings Plan

The Company maintains a discretionary profit sharing plan, including a voluntary Section 401(k) feature, covering all qualified and eligible employees. Company contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  The Company may match 25% of eligible employees’ contributions to the 401(k) plan up to a maximum of 1.5% of each employee’s compensation. It was determined by the Board of Directors that there would be a match in 2014 and 2013. The Company elected to match 25% of 6.0% of compensation for each eligible employee’s contributions to the 401 (k) plans in 2014 and 2013 for a total match of $76,000 and $81,000, respectively.

14.	Equity Plans

Share-Based Awards

Compensation costs in 2014 and 2013 include compensation costs for all share-based payments granted to employees and directors based on the grant date fair value estimated.

As of December 31, 2014, the total unrecognized compensation cost related to non-vested options amounted to $186,000, which is expected to be recognized over the options’ remaining vesting periods of 2.34 years.  No income tax benefit was realized by the Company in the year ended December 31, 2014 as the Company maintains a full valuation allowance on its net deferred tax asset.

The Company has Stock Option Plans (the “Plans”) under which incentive and non-qualified stock options may be granted to its employees, officers, directors and others. Generally, incentive stock options are granted at fair value, become exercisable over a four-year period, and are subject to the employee’s continued employment. Non-qualified options are granted at exercise prices determined by the Board of Directors and vest over varying periods.  A summary of the status of the Company’s stock options as of December 31, 2014 and 2013 and changes during the years then ended are as follows:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
	Shares	Wtd. Avg. Exercise Price Per Share	Shares	Wtd. Avg. Exercise Price Per Share

Balance, December 31, 2012	708,000	$4.12	618,000	$4.23
Granted	80,000	2.69
Cancelled	(94,000)	4.56
Exercised	-	-
Expired	(28,000)	3.26

Balance, December 31, 2013	666,000	$3.92	482,000	$4.23
Granted	120,000	2.61
Cancelled	(91,000)	3.05
Exercised	-	-
Expired	(6,000)	8.00
Balance, December 31, 2014	689,000	$3.78	515,000	$4.10

Including other existing plans, there are 370,000 shares available for granting future options as of December 31, 2014.  It is the Company’s policy to issue shares from authorized but unissued common stock when stock options are exercised.

The following table summarizes outstanding options that are vested and expected to vest under the Company’s stock option plans as of December 31, 2014:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding Options	689,000	$3.78	5.22	$2,000

Vested and Expected to Vest	639,000	$3.86	4.95	$1,000
Options Exercisable	515,000	$4.10	4.12	-

The total fair value of shares vested for the years ended December 31, 2014 and 2013 was $139,000 and $181,000, respectively.

A summary of the status of the Company’s nonvested share options as of December 31, 2014 is presented below:

Non Vested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31, 2013	184,000	$2.18
Granted	120,000	1.92
Vested	(67,000)	2.10
Forfeited or expired	(63,000)	2.00
Nonvested at December 31, 2014	174,000	$2.10

The following table shows total share-based compensation expense included in the consolidated statement of operations:

Year Ended	December 31, 2014	December 31, 2013
Cost of subscriptions, services and maintenance	$27,000	$25,000
Product development	3,000	3,000
Sales and marketing	-	4,000
General and administrative	126,000	150,000
Pre-tax share-based compensation	156,000	182,000
Income tax benefit	-	-
Stock-based compensation expense, net	$156,000	$182,000

Convertible Preferred Stock

Series A

On September 24, 2008 the Company issued 826,000 shares of Series-A Convertible Preferred Stock (“Series A Preferred Stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, and if, declared by the Company’s Board of Directors, quarterly in arrears. The Company paid $225,000 and accrued $75,000 in Series-A preferred stock dividends for the year ended December 31, 2014 and paid $300,000 in Series-A preferred stock dividends for the year ended December 31, 2013.

The Series A Preferred Stock may be converted into common stock at the rate of one share of common for each share of Series A Preferred Stock.   Since September 2010, the Company has had certain rights to cause conversion of all of the shares of Series A Preferred Stock outstanding.  Since September 2012, the Company may redeem, subject to board approval, all of the shares of Series A Preferred Stock then outstanding at a price equal to the greater of (i) 130% of the purchase price plus all accrued and unpaid dividends and (ii) the fair market value of such number of shares of common stock which the holder of the Series A Preferred Stock would be entitled to receive had the redeemed Series A Preferred Stock been converted immediately prior to the redemption. In the event of a liquidation of the Company, the holder of the Series A and (Series B) preferred stock shall be entitled to receive in preference to the holders of the common stock, the original amount invested in the preferred stock plus any declared but unpaid dividends.

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

The Series B Preferred Stock may be converted into shares of common stock on a one-to-one ratio, subject to customary anti-dilution provisions.  The Series B Preferred Stock will pay a quarterly dividend, which will accrue at an annual rate of 7%, subject to certain rate adjustments as provided for under the agreement, until June 20, 2016 and at an annual rate of 10% thereafter.  The Company’s Chief Executive Officer may convert up to 50% of the Series B shares into shares of common stock at any time until June 20, 2015, and thereafter may convert 100% of his shares of the Series B Preferred Stock into shares of common stock.  Following June 20, 2016, each and every then outstanding share of Series B Preferred Stock is subject to mandatory and automatic conversion into shares of common stock if the closing price of the common stock as reported by the principal exchange or quotation system on which such Common Stock is traded or reported exceeds 300% of the then current conversion price for 30 consecutive trading days.  The Company may redeem up to 50% of the shares of the outstanding Series B Preferred Stock at any time on or prior to December 17, 2014 at a price equal to 110% of the Purchase Price, plus an amount equal to any unpaid and accrued dividends. At any time after December 17, 2014 and prior to June 20, 2015, the Company may redeem up to 50% of the shares of the outstanding Series B Preferred Stock minus the number of shares redeemed in any First Partial Redemption, at a price equal to 130% of the Purchase Price, plus an amount equal to any unpaid and accrued dividends.  Additionally, after June 20, 2015, the Company may redeem all of the outstanding shares of the Series B Preferred Stock issued at a price per share equal to 300% of the purchase price.  The Series B Preferred Stock ranks senior to the Common Stock and on parity with the Company’s Series A Convertible Preferred Stock. In the event of a liquidation of the Company, the holder of the Series B and (Series A) preferred stock shall be entitled to receive in preference to the holders of the common stock, the original amount invested in the preferred stock plus any declared but unpaid dividends.

The Company reports the Series B Preferred Stock on the Company’s consolidated balance sheet within stockholders’ equity at the amount of net proceeds received less an imputed dividend cost. The imputed dividend cost of $110,000 was the result of the preferred stock having a dividend rate during the first two years after its issuance (7%) that is lower than the rate that becomes fixed (10%) after the initial two year period. The imputed dividend cost of $110,000 will be amortized over the first two years from the date of issuance and is based upon the present value of the dividend discount using a 10% yield. The Company amortized $30,000 related to the imputed dividend cost. The Company paid $35,000 and accrued $35,000 in Series-B preferred stock dividends for the year ended December 31, 2014.

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

Year ended December 31,	2014	2013
Revenues
Software license fees
United States	$1,902,000	$1,148,000
Total United States software license fees	1,902,000	1,148,000

Europe	1,102,000	1,103,000
Asia/Pacific	353,000	558,000
Total foreign software license fees	1,455,000	1,661,000

Total software license fees	3,357,000	2,809,000
Subscriptions
United States	617,000	153,000
Total United States subscriptions	617,000	153,000
Europe	-	-
Asia/Pacific	173,000	-
Total foreign subscriptions	173,000	-

Total subscriptions	790,000	153,000
Services and maintenance
United States	10,319,000	11,162,000
Total United States services and maintenance revenue	10,319,000	11,162,000

Europe	3,325,000	3,180,000
Asia/Pacific	2,943,000	3,033,000

Total foreign services and maintenance revenue	6,268,000	6,213,000
Total services and maintenance revenue	16,587,000	17,375,000
Total revenue	$20,734,000	$20,337,000
Net loss
United States	$(1,837,000)	$(1,579,000)
Europe	(289,000)	(539,000)
Asia/Pacific	(1,321,000)	(878,000)

Net loss	$(3,447,000)	$(2,996,000)
Long lived assets
United States	$6,507,000	$7,703,000
Europe	146,000	167,000
Asia/Pacific	78,000	88,000

Total long-lived assets	$6,731,000	$7,958,000
Total assets
United States	$9,503,000	$11,174,000
Europe	1,610,000	1,655,000
Asia/Pacific	1,552,000	1,071,000
Total assets	$12,665,000	$13,900,000

16.	Selected Consolidated Quarterly Financial Data (Unaudited)

2014 Quarter Ended	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Revenues	$5,483,000	$5,115,000	$5,297,000)	$4,839,000
Gross profit	1,559,000	1,317,000	1,661,000)	986,000
Net loss	(639,000)	(795,000)	(752,000)	(1,261,000)
Net loss allocable to common shareholders	(764,000)	(920,000)	(827,000)	(1,336,000)
Basic and diluted net loss per share	$(0.21)	$(0.26)	$(0.23)	$(0.37)
Shares used in computing basic and diluted net loss per share (in thousands)	3,587	3,587	3,587	3,587

2013 Quarter Ended	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Revenues	$5,037,000	$5,342,000	$5,295,000	$4,663,000
Gross profit	1,708,000	1,828,000	1,635,000	1,280,000
Net loss	(942,000)	(81,000)	(954,000)	(1,019,000)
Net loss allocable to common shareholders	(1,017,000)	(156,000)	(954,000)	(1,094,000)
Basic and diluted net loss per share	$(0.28)	$(0.04)	$(0.29)	$(0.31)
Shares used in computing basic and diluted net loss per share (in thousands)	3,594	3,594	3,591	3,586

17.	Subsequent Events

On February 11, 2015, the Board of Directors of the Company determined to delist the Company’s common stock from The NASDAQ Capital Market and to transfer the trading market for its common stock to the OTCQB marketplace of the OTC Markets Group.  Accordingly, the Company submitted notice to The NASDAQ Stock Market (“NASDAQ”) on February 17, 2015 requesting that its common stock be delisted from The NASDAQ Capital Market.  Subsequently, on the same day, NASDAQ sent a notice to the Company confirming that trading of the Company’s common stock would be suspended at the opening of business on February 19, 2015, and confirming the withdrawal of the Company’s October 2014 appeal of NASDAQ’s determination that the Company was not in compliance with the minimum stockholders’ equity requirement of at least $2.5 million under NASDAQ Marketplace Listing Rule 5550(b)(1).

Trading on the OTCQB commenced on Thursday, February 19, 2015. The trading symbol is ATEA.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal controls over financial reporting was effective as of December 31, 2014.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as the rules of the Securities and Exchange Commission applicable to the Company do not require such an attestation report and permit us to provide only management’s report in this Form 10-K.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None
PART III

Item10.	Directors, Executive Officers and Corporate Governance.

Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its 2015 Annual Meeting of Stockholders proposed to be held on June 18, 2015, and the information therein is incorporated herein by reference.

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

PART IV

Item 15.                      Exhibits and Financial Statement Schedules.

(a)(1)(A)	Consolidated Financial Statements.

i)	Consolidated Balance Sheets at December 31, 2014 and 2013.
ii)	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013.
iii)	Consolidated Statement of Comprehensive Loss for the years ended December 31, 2014 and 2013.
iv)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013.
v)	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013.
vi)	Notes to the Consolidated Financial Statements.

(a)(1)(B)	Report of Independent Registered Public Accounting Firm.

(a)(2)	Schedules.

a)	Schedule II - Valuation and Qualifying Accounts

Schedule listed above has been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto.

(a)(3)	List of Exhibits.

The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K:

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-92778)).
3.2	By-Laws of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-92778)).
3.3	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 26, 2008).
3.4	Certificate of Designation of Series B Convertible Preferred Stock (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 24, 2014).
4.1	Specimen certificate representing the Common Stock (Incorporated herein by Reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-92778)).
10.1#
Amended and Restated 1995 Non-Employee Director Stock Option Plan    (Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 filed on March 30, 1998).

10.2#
Form of Non-Qualified Stock Option Agreement under the 1995 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on September 19, 1995 (File No. 33-97064)).

10.3#	1997 Stock Option Plan (Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997).
10.4#
Form of Non-Qualified Stock Option Agreement under the 1997 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997).

10.5#
Form of Incentive Stock Option Agreement under the 1997 Stock Option Plan (Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997).

10.6#	1998 Stock Option Plan (Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 filed on March 30, 1998).
10.7#
Form of Non-Qualified Stock Option Agreement under the 1998 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 filed on March 30, 1998).

10.8#
Form of Incentive Stock Option Agreement under the 1998 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 filed on March 30, 1998).

10.9#	2001 Stock Option Plan (Incorporated herein by reference to Exhibit B to the Company’s Proxy Statement on Schedule 14A filed July 5, 2001).
10.10#
Form of Severance Agreement, dated April 14, 2008, between Astea International Inc. and certain of its officers. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on April 15, 2008)

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

10.12#	Amended and Restated 2006 Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2010).
10.13#	Form of Incentive Stock Option under Amended and Restated 2006 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 16, 2010).
10.14#	Form of Non-Qualified Stock Options under Amended and Restated 2006 Stock Option Plan Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed June 16, 2010).
10.15#
Revolving Loan Agreement between Astea International Inc. and Zack Bergreen dated May 29, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 4, 2013).

10.16#
Amendment No.1dated March 26, 2014 to Revolving Loan Agreement between Astea International Inc. and Zack Bergreen dated May 29, 2013 (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014).

10.17#	Revolving Promissory Note (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014).
10.18
Loan and Security Agreement, dated as of June 13, 2014, by and among Astea International Inc., Network Data, Inc., Virtual Service Corporation, FC Acquisition Corp., and Silicon Valley Bank (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 16, 2014).

10.19
Preferred Stock Purchase Agreement by and between the Astea International Inc. and Zack Bergreen dated June 20, 2014 (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 24, 2014).

10.20
Amended and Restated Loan and Security Agreement, dated as of December 18, 2014, by and among Astea International Inc., Network Data, Inc., Virtual Service Corporation, FC Acquisition Corp., and Silicon Valley Bank (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 29, 2014).

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

* Filed herewith.
# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTEA INTERNATIONAL INC.

By: /s/Zack Bergreen
Zack Bergreen
Chief Executive Officer

March 31, 2015

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

Signature	Title	Date

/s/Zack Bergreen	Chief Executive Officer	March 31, 2015
Zack Bergreen	(Principal Executive Officer)

/s/Rick Etskovitz	Chief Financial Officer	March 31, 2015
Rick Etskovitz	(Principal Financial Officer and
Principal Accounting Officer)

/s/Zack Bergreen	Chairman of the Board of Directors	March 31, 2015
Zack Bergreen

/s/Keith Schneck	Director	March 31, 2015
Keith Schneck

/s/Eric Siegel	Director	March 31, 2015
Eric Siegel

/s/Mark Simon	Director	March 31, 2015
Mark Simon

/s/John Tobin	Director	March 31, 2015
John Tobin

EXHIBIT INDEX

No.	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton, LLP

24.1	Powers of Attorney (See the Signature Page)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase