Form 10-Q
period 2015-03-31
ASTEA INTERNATIONAL INC
filed 2015-05-15
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015
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
Yes           No   X

As of May 11, 2015, 3,587,299 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2015 (Unaudited)	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,389,000	$1,349,000
Investments available for sale	13,000	13,000
Receivables, net of allowance of $73,000 (unaudited) and $73,000, respectively	5,661,000	4,084,000
Prepaid expenses and other current assets	507,000	488,000
Total current assets	7,570,000	5,934,000

Property and equipment, net	169,000	176,000
Intangibles, net	62,000	96,000
Capitalized software development costs, net	4,120,000	4,697,000
Goodwill	1,538,000	1,538,000
Restricted cash	120,000	126,000
Other long-term assets	98,000	98,000

Total assets	$13,677,000	$12,665,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Line of credit from director / officer	$150,000	$150,000
Accounts payable and accrued expenses	2,756,000	2,130,000
Deferred revenues	8,083,000	8,179,000
Total current liabilities	10,989,000	10,459,000

Long-term liabilities:
Line of credit from Silicon Valley Bank	1,424,000	1,004,000
Long-term accrued expenses	206,000	213,000
Deferred tax liability	383,000	374,000
Deferred revenues	1,341,000	394,000
Total long-term liabilities	3,354,000	1,985,000

Commitments and contingencies

Stockholders’ (deficit) equity:
Convertible preferred stock, $.01 par value, shares authorized 5,000,000: Series A issued and outstanding 826,000, respectively	8,000	8,000
Series B issued and outstanding 797,000, respectively	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,629,000; outstanding 3,587,000	36,000	36,000
Additional paid-in-capital	32,638,000	32,716,000
Accumulated deficit	(32,274,000)	(31,481,000)
Accumulated other comprehensive loss	(874,000)	(858,000)
Less: treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ (deficit) equity	(666,000)	221,000
Total liabilities and stockholders’ (deficit) equity	$13,677,000	$12,665,000

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months
	Ended March 31,
	2015	2014

Revenues:
Software license fees	$1,140,000	$463,000
Subscriptions	256,000	73,000
Services and maintenance	4,464,000	4,303,000
Total revenues	5,860,000	4,839,000
Costs of revenues:
Cost of software license fees	1,031,000	856,000
Cost of subscriptions, services and maintenance	3,171,000	2,997,000
Total cost of revenues	4,202,000	3,853,000

Gross Profit	1,658,000	986,000
Operating Expenses:
Product development	503,000	373,000
Sales and marketing	975,000	1,018,000
General and administrative	919,000	812,000
Total operating expenses	2,397,000	2,203,000

Loss from operations	(739,000)	(1,217,000)
Interest expense	42,000	37,000

Loss before income taxes	(781,000)	(1,254,000)
Income tax expense	12,000	7,000
Net loss	(793,000)	(1,261,000)
Preferred dividend	125,000	75,000
Net loss available to common stockholders	$(918,000)	$(1,336,000)

Basic and diluted loss per share available to common stockholders	$(0.26)	$(0.37)

Weighted average shares outstanding used in computing
Basic and diluted loss per common share	3,587,000	3,587,000

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net loss	$(793,000)	$(1,261,000)

Other comprehensive loss:
Foreign currency translation adjustment	(16,000)	(25,000)

Comprehensive loss	$(809,000)	$(1,286,000)

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Three
	Months Ended	Year Ended
	March 31, 2015	December 31, 2014
	(Unaudited)

Convertible redeemable preferred stock Series A:
Balance, beginning and end of period	$8,000	$8,000

Convertible redeemable preferred stock Series B:
Balance, beginning and end of period	8,000	8,000

Common stock
Balance, beginning and end of year	36,000	36,000

Additional paid-in capital
Balance, beginning of period	32,716,000	30,938,000
Series A and B preferred stock dividends	(125,000)	(400,000)
Amortization of preferred stock dividend discount	15,000	30,000
Stock-based compensation	32,000	156,000
Series B preferred stock issued, net	-	1,992,000

Balance, end of period	32,638,000	32,716,000

Accumulated deficit
Balance, beginning of period	(31,481,000)	(28,034,000)
Net loss	(793,000)	(3,447,000)

Balance, end of period	(32,274,000)	(31,481,000)

Accumulated other comprehensive loss
Balance, beginning of period	(858,000)	(911,000)
Other comprehensive loss	(16,000)	53,000

Balance, end of period	(874,000)	(858,000)

Treasury stock, at cost
Balance, beginning and end of period	(208,000)	(208,000)

Total stockholders’ (deficit) equity	$(666,000)	$221,000

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(793,000)	$(1,261,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,066,000	931,000
Decrease in allowance for doubtful accounts	-	(78,000)
Stock-based compensation	32,000	48,000
Deferred income tax	10,000	(5,000)
Changes in operating assets and liabilities:
Receivables	(1,515,000)	634,000
Prepaid expenses and other	(27,000)	(91,000)
Accounts payable and accrued expenses	640,000	(288,000)
Deferred revenues	883,000	459,000
Other assets	-	(1,000)
Net cash provided by operating activities	296,000	348,000
Cash flows from investing activities:
Proceeds from sale of short term investments	-	5,000
Purchases of property and equipment	(22,000)	-
Capitalized software development costs	(426,000)	(681,000)
Decrease (increase) in restricted cash	6,000	(6,000)
Net cash used in investing activities	(442,000)	(682,000)

Cash flows from financing activities:
Dividend payments on preferred stock	(110,000)	(75,000)
Proceeds from line of credit from Silicon Valley Bank	420,000	-
Deferred financing costs	-	(12,000)
Net cash provided by (used in) financing activities	310,000	(87,000)
Effect of exchange rate changes on cash	(124,000)	2,000
Net increase (decrease) in cash and cash equivalents	40,000	(419,000)
Cash and cash equivalents, beginning of period	1,349,000	1,111,000
Cash and cash equivalents, end of period	$1,389,000	$692,000

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The consolidated financial statements at March 31, 2015 and for the three month periods ended March 31, 2015 and 2014 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest annual report (Form 10-K) and our Form 10-Q’s for the quarters ended March 31, 2014, June 30, 2014, and September 30, 2014. The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2015.

Reclassification

Certain reclassifications to the balance sheet related to long and short-term liabilities and subscriptions revenue were made to prior period financial statements to conform to the current presentation.

Correction of an Immaterial Error

The Company identified an immaterial error related to its classification on the consolidated balance sheet for an accrued liability that is due more than a year after the balance sheet date. The Company determined that in accounting for this accrued liability, it did not properly classify it in long-term liabilities on the consolidated balance sheet.  The Company reviewed the impact of this error on the prior periods in accordance with SEC guidelines on materiality of the error from a qualitative and quantitative perspective and determined that the error was not material to the prior period consolidated financial statements.  However, the Company has corrected the balance sheet for the year ended December 31, 2014 by increasing the long-term accrued expenses and decreasing the accounts payable and accrued expenses in current liabilities by $213,000.  The impact on the error increased our working capital ratio from .56:1 to .57:1 as of December 31, 2014.  In addition, the error had no impact on our financial bank covenants as of December 31, 2014.

Operating Matters and Liquidity

The Company has a history of net losses.  In the first quarter of 2015, the Company generated a net loss of $793,000 compared to a net loss of $1,261,000 generated in the same quarter in 2014.  Further, at March 31, 2015, the Company had a working capital ratio of .69:1, with cash and cash equivalents and investments available for sale of $1,402,000.  Moreover, the Company expects to continue to incur additional operating expenses for research and development and invest in software development costs to achieve its projected revenue growth.  We continually evaluate our operating cash flows which can vary subject to the actual timing of expected new sales compared to our expectations of those sales and are sensitive to many factors, including changes in working capital and our net loss.  The Company believes that it has sufficient cash to meet its anticipated operating cash needs for at least the next 12 months. However, projections of future cash needs and cash flows are subject to substantial uncertainty. We continually evaluate our operating cash flows which can vary subject to the actual timing of expected new sales compared to our expectations of those sales and are sensitive to many factors, including changes in working capital and our net (loss) income.  However, due to the Company’s planned conversion to a subscription-based software delivery model it was determined that the Company needed additional liquidity. Accordingly, in 2014, the Company entered into a new line of credit agreement, and has an existing line of credit from its Chief Executive Officer, both of which are described in Note 6. As of March 31, 2015 the Company owed $150,000 against the line of credit from its Chief Executive Officer and $1,424,000 against the line of credit from Silicon Valley Bank (“SVB”).  The availability under the SVB line of credit is tied to a borrowing base formula that is based on 80% of the Company’s eligible domestic accounts receivable, as of March 31, 2015 the availability under the line of credit was $1,674,000.  Subsequent to the expiration of the line of credit, the CEO has committed to support the Company financially for up to $1,000,000 through April 1, 2016.  The Company has projected revenues for 2015 that management believes will provide sufficient funds to sustain its continuing operations.

The Company was in compliance with the financial covenants for both lines of credit with the Chief Executive Officer and SVB as of March 31, 2015.

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

2.    NEW ACCOUNTING GUIDANCE

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

5.    INVESTMENTS AVAILABLE FOR SALE

Investments that the Company designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive loss.  The Company bases the cost of the investment sold on the specific identification method.  The available-for-sale investments consist of mutual funds.  If an available-for-sale investment is other than temporarily impaired, the loss is charged to either earnings or stockholders’ (deficit) equity depending on our intent and ability to retain the security until we recover the full cost basis and the extent of the loss attributable to the creditworthiness of the issuer.

On March 31, 2015 and December 31, 2014 the fair value for all of the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by major security type and class of security at March 31, 2015 and December 31, 2014 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Aggregate fair value
At March 31, 2015
Available-for-sale:
Mutual Funds	$13,000	$-	$-	$13,000
At December 31, 2014
Available-for-sale:
Mutual Funds	$13,000	$-	$-	$13,000

The aggregate fair value of mutual funds as of March 31, 2015 and December 31, 2014 was $13,000. As of March 31, 2015 and December 31, 2014 there were no mutual funds that had unrealized losses.  The mutual funds contain investments that seek a high level of current income. The funds normally invest at least 80% of net assets, plus the amount of any borrowings for investment purposes, in floating or adjustable rate senior loans of any maturity or credit quality, including those rated below investment grade or determined by the fund's advisor to be of comparable quality.

6.    LINE OF CREDIT

Line of Credit from Director/ Officer-Related Party Transaction

On May 29, 2013, the Company entered into a Revolving Loan Agreement and associated Revolving Promissory Note (collectively the “Loan Documents”) with Zack Bergreen, the Company’s Chief Executive Officer.  Pursuant to the Loan Documents, Mr. Bergreen provided an unsecured $2,000,000 revolving line of credit to the Company (the “Line of Credit”).  Amounts outstanding under the Line of Credit bear interest at a rate of 7% per annum, with interest payable monthly.  The maturity date of the Line of Credit is May 29, 2015.   The Company may pay all amounts outstanding and terminate the Loan Documents prior to that time without any penalties.  The Loan Documents contain customary covenants, default and other provisions.  The Loan Documents were negotiated and approved by the Audit Committee of the Company’s Board of Directors.  Borrowings under the Line of Credit are subject to the Audit Committee’s approval.   On March 27, 2014 the Company amended its original Loan Documents with Mr. Bergreen.  Pursuant to the amended Loan Documents, Mr. Bergreen provided an additional $1,000,000 unsecured revolving line of credit to the Company to increase the total available line of credit to $3,000,000.   No other terms or conditions to the original agreement were changed.  On June 20, 2014, the Company converted $2,000,000 of outstanding principal owed to Mr. Bergreen under the Loan Documents in exchange for 797,000 shares of Series B Preferred Stock (see Note 8).  In addition, during the second quarter of 2014, the Company repaid $250,000 of principal against the line of credit owed to Mr.  Bergreen. On August 12, 2014, the Board of Directors approved a reduction in the Line of Credit from Mr. Bergreen from $3,000,000 to $1,000,000.   As of March 31, 2015 and December 31, 2014, the Company owed $150,000 against the line of credit and classified it as current on the balance sheet due to the date of maturity. In addition, the Company incurred $4,000 and $37,000 of interest expense on this line of credit for the three months ended March 31, 2015 and 2014, respectively.  The Company was in compliance with the financial covenants of this agreement as of March 31, 2015 and December 31, 2014.

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

The Loan Agreement established a new revolving credit facility for the Company in the principal amount of up to $2,000,000 (the “Revolving Facility”).  Availability under the Revolving Facility is tied to a borrowing base formula that is based on 80% of the Company’s eligible domestic accounts receivable.  Advances under the Revolving Facility (the “Advances”) may be repaid and reborrowed in accordance with the Loan Agreement.  No advances were made at closing.  Pursuant to the Loan Agreement, the Company agreed to pay to SVB the outstanding principal amount of all Advances, the unpaid interest thereon, and all other obligations incurred with respect to the Loan Agreement on December 18, 2016.  Interest will accrue on the unpaid principal balance of the Advances at a floating per annum rate equal to the greater of: (i) 2.25% above the prime rate (which may be reduced to 2.00% above the prime rate for every month in which the Company maintains an “adjusted quick ratio” of at least 1.50:1) or (ii) 5.25%; provided, that the minimum interest amount due per month shall not be less than $2,000.

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

As of March 31, 2015 and December 31, 2014 the Company borrowed $1,424,000 and $1,004,000, respectively against the Revolving Facility and classified it as a long-term liability on the balance sheet. The Company incurred $38,000 of interest expense to SVB for the three months ended March 31, 2015. The Company was in compliance with the covenants of this agreement as of March 31, 2015 and December 31, 2014.

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the first three months of 2015, there was no interest or penalties related to the settlement of any audits.

At March 31, 2015, the Company maintained a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of future taxable income.

8.    EQUITY PLANS

Share-Based Awards

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

As of March 31, 2015, the total unrecognized compensation cost related to non-vested options amounted to $213,000, which is expected to be recognized over the options’ average remaining vesting period of 2.61 years.  No income tax benefit was realized by the Company in the three months ended March 31, 2015.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is amortized on a straight-line basis over the option’s vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model.

There were 110,000 and 80,000 options granted during the first three months of 2015 and 2014, respectively.

Activity under the Company’s stock option plans for the three months ended March 31, 2015 is as follows:

	OPTIONS OUTSTANDING
	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2014	689,000	$3.77
Granted	110,000	1.26
Canceled	(23,000)	4.19
Expired	(31,000)	7.28
Balance, March 31, 2015	745,000	$3.25

The following table summarizes outstanding options under the Company’s stock option plans as of March 31, 2015:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	745,000	$3.25	5.96	$-

Ending Vested and Exercisable	497,000	$3.83	4.42	$-

Options Vested and Expected to Vest	647,000	$3.45	5.45	$-

Convertible Preferred Stock

Series A

On September 24, 2008 the Company issued 826,000 shares of Series-A Convertible Preferred Stock (“Series A Preferred Stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, and if, declared by the Company’s Board of Directors, quarterly in arrears. The Company paid $75,000 and accrued $75,000 in Series-A preferred stock dividends for the three months ended March 31, 2015.

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

The Company reports the Series A Preferred Stock on the Company’s consolidated balance sheet within stockholders’ (deficit) equity.

Series B

On June 20, 2014, the Company  issued 797,000 of Series-B Convertible Preferred Stock (“Series B Preferred Stock”)  to  its Chief Executive Officer at a price of $2.51 per share in exchange for the cancellation of  $2,000,000 of outstanding principal owed to its Chief Executive Officer under a certain Revolving Promissory Note dated  March 26, 2014.  The Audit Committee of the Board of Directors of the Company negotiated and unanimously approved the transaction.

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

The Series B Preferred Stock may be converted into shares of common stock on a one-to-one ratio, subject to customary anti-dilution provisions.  The Series B Preferred Stock pays a quarterly dividend, which accrues at an annual rate of 7%, subject to certain rate adjustments as provided for under the agreement, until June 20, 2016 and at an annual rate of 10% thereafter.  The Company’s Chief Executive Officer may convert up to 50% of the Series B shares into shares of common stock at any time until June 20, 2015, and thereafter may convert 100% of his shares of the Series B Preferred Stock into shares of common stock.  Following June 20, 2016, each and every then outstanding share of Series B Preferred Stock is subject to mandatory and automatic conversion into shares of common stock if the closing price of the common stock as reported by the principal exchange or quotation system on which such Common Stock is traded or reported exceeds 300% of the then current conversion price for 30 consecutive trading days.  The Company may redeem up to 50% of the shares of the outstanding Series B Preferred Stock at any time on or prior to December 17, 2014 at a price equal to 110% of the Purchase Price, plus an amount equal to any unpaid and accrued dividends. At any time after December 17, 2014 and prior to June 20, 2015, the Company may redeem up to 50% of the shares of the outstanding Series B Preferred Stock minus the number of shares redeemed in any First Partial Redemption, at a price equal to 130% of the Purchase Price, plus an amount equal to any unpaid and accrued dividends.  Additionally, after June 20, 2015, the Company may redeem all of the outstanding shares of the Series B Preferred Stock issued at a price per share equal to 300% of the purchase price.  The Series B Preferred Stock ranks senior to the Common Stock and on parity with the Company’s Series A Convertible Preferred Stock. In the event of a liquidation of the Company, the holder of the Series B and (Series A) preferred stock shall be entitled to receive in preference to the holders of the common stock, the original amount invested in the preferred stock plus any declared but unpaid dividends.

The Company reports the Series B Preferred Stock on the Company’s consolidated balance sheet within stockholders’ (deficit) equity at the amount of net proceeds received less an imputed dividend cost. The imputed dividend cost of $110,000 was the result of the preferred stock having a dividend rate during the first two years after its issuance (7%) that is lower than the rate that becomes fixed (10%) after the initial two year period. The imputed dividend cost of $110,000 will be amortized over the first two years from the date of issuance and is based upon the present value of the dividend discount using a 10% yield. The Company amortized $15,000 related to the imputed dividend cost for the three months ended March  31, 2015. The Company paid $35,000 and accrued $35,000 in Series-B preferred stock dividends for the three months ended March 31, 2015.

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

The Company had net loss allocable to common stockholders for the three months ended March 31, 2015 and 2014.  Loss per share is computed as follows:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss available to common shareholders	$(918,000)	$(1,336,000)
Denominator:
Weighted average shares used to compute net loss available to common shareholders per common share basic and dilutive	3,587,000	3,587,000
Basic and dilutive net loss per share to common shareholder	$(0.26)	$(0.37)

All options outstanding to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation for the three months ended March 31, 2015 and 2014, as the inclusion of these options would have been antidilutive.

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

For the three months ended March 31,	2015	2014
Revenues
Software license fees
United States	$412,000	$20,000
Total United States software license fees	412,000	20,000

Europe	630,000	443,000
Asia/Pacific	98,000	-
Total foreign software license fees	728,000	443,000

Total software license fees	1,140,000	463,000
Subscriptions
United States	209,000	73,000
Total United States subscriptions	209,000	73,000
Europe	-	-
Asia/Pacific	47,000	-
Total foreign subscriptions	47,000	-

Total subscriptions	256,000	73,000
Services and maintenance
United States	2,931,000	2,696,000

Total United States services and maintenance revenue	2,931,000	2,696,000

Europe	722,000	927,000
Asia/Pacific	811,000	680,000

Total foreign services and maintenance revenue	1,533,000	1,607,000
Total services and maintenance revenue	4,464,000	4,303,000
Total revenue	$5,860,000	$4,839,000
Net (loss) income
United States	$(389,000)	$(1,018,000)
Europe	(201,000)	138,000
Asia/Pacific	(203,000)	(381,000)

Net loss	$(793,000)	$(1,261,000)

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This document contains various forward-looking statements and information that are based on management's beliefs, assumptions made by management and information currently available to management.  Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected.   Certain of these, as well as other risks and uncertainties are described in more detail herein and in Astea International Inc.’s (“Astea or the Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in its Summary of Accounting Policies, Note 2, in the Company’s 2014 Annual Report on Form 10-K.  The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

For the three months ended March 31, 2015 and 2014, the Company recognized $5,860,000 and $4,839,000, respectively, of revenue related to software license fees, subscription revenue, and services and maintenance.

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

Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues (current and future revenues) or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances had occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of March 31, 2015, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

During the fourth quarter of 2014, the Company completed the step one testing for goodwill impairment.  In addition, the Company evaluated other business factors, including analysis of macroeconomic conditions, the current business environment and changes in the operations of the business unit. Based upon the results of the step one testing, the Company concluded that no impairment existed as of December 31, 2014. The Company determined there was no triggering event at March 31, 2015 which would require an impairment analysis.

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

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expenses.  Such amounts were not material for the first three months of 2015 and 2014 and did not have a material impact on our financial position.

Currency Translation

Our international subsidiaries and branch operations translate the assets and liabilities of our international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of our international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment and reported in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity. Transaction exchange gains and losses are included in general and administrative expenses which include transaction loss of $86,000 and a transaction gain of $14,000 for the three months ended March 31, 2015 and 2014, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss, unrealized (loss) gains on investments available for sale and foreign currency translation adjustments. The effects are presented in the accompanying Consolidated Statements of Comprehensive Loss.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

Revenues

Total revenues increased by $1,021,000 or 21%, to $5,860,000 for the three months ended March 31, 2015 from $4,839,000 for the three months ended March 31, 2014.  Software license fee revenues increased $677,000, or 146%, from the quarter in 2014. Subscription revenues increased $183,000 or 251% to $256,000 from $73,000 from the same period last year. Services and maintenance revenue for the three months ended March 31, 2015 increased $161,000 or 4% from the same quarter in 2014.

Software license fee revenues increased 146% to $1,140,000 in the first quarter of 2015 from $463,000 in the first quarter of 2014.  Astea Alliance license revenues increased $656,000 or 143%, to $1,116,000 in the first quarter of 2015 from $460,000 in the first quarter of 2014. The increase was primarily due to several license sales in the United States, Europe and Australia.  FieldCentrix license fee revenue increased $21,000 in the first quarter of 2015. There were no new customers in 2015 or 2014 for FieldCentrix as license revenues consisted of sales of additional licenses to existing customers.

Subscription revenue increased 251% to $256,000 in the first quarter of 2015 from $73,000 in the first quarter of 2014.  The increase resulted from a number of hosted customers who went live in late 2014 and the first quarter of 2015.  The Company continues to add new hosting customers.  Even though the Company signed several new Software as a Service (SaaS) customers in the first quarter of 2015, revenue may not be recognized until the customers go-live.

Services and maintenance revenues increased by 4% to $4,464,000 in the first quarter of 2015 compared to $4,303,000 in the first quarter of 2014.  Astea Alliance service and maintenance revenues increased by $250,000 or 7% compared to the first quarter of 2014.  The increase was mainly attributable to an increase in US and Australia license and SaaS sales which generated additional revenue as more projects have gone live, partially offset by the deferral of new subscription based implementation services in the US, Europe and Australia which may not be recognized until the customer goes live and a decrease in maintenance revenues.  At the time that these customers go-live, the deferred services revenue will be recognized ratably over the remaining life of the initial contract. Service and maintenance revenues generated by FieldCentrix decreased by $89,000 or 11% to $689,000 in the first quarter of 2015 compared to $778,000 during the same period in 2014.  The decrease is due to a reduction in upgrade projects compared to the same period in 2014 as well as certain customers transitioning from FieldCentrix to Alliance.

Costs of Revenues

Cost of software license fees increased 20% to $1,031,000 in the first quarter of 2015 from $856,000 in the first quarter of 2014.  Included in the cost of software license fees are the costs of capitalized software amortization and amortization of software acquired from FieldCentrix. It also includes the cost of all third party software embedded in the Company’s software licenses which are sold to customers.  Amortization of capitalized software development costs was $1,003,000 for the quarter ended March 31, 2015 compared to $820,000 for the same quarter in 2014. This increase resulted from the amortization of Version 12 that was released at the end of February 2015. The gross margin percentage on software license sales was 10% in the first quarter of 2015 compared to (85%) in the first quarter of 2014.  The improvement in the license margin resulted primarily from the increase in license sales offset by increase in software amortization cost in 2015.

Cost of subscriptions, services and maintenance increased 6% to $3,171,000 in the first quarter of 2015 from $2,997,000 in the first quarter of 2014. The increase in cost of subscriptions, service and maintenance is mainly attributed to increased headcount, travel expenses and hosting costs from a growing customer base, offset by a decrease in the use of outside consultants both in the U.S. and European locations.  The gross margin percentage was 33% in the first quarter of 2015 compared to 32% in the first quarter of 2014.  The slight increase in subscriptions, services and maintenance gross margin was primarily due to the increase in subscriptions, service and maintenance costs offset by an increase in subscriptions, service and maintenance revenue.

Gross Profit

Gross profit increased 68% to $1,658,000 in the first quarter of 2015 from $986,000 in the first quarter of 2014 primarily due to an increase revenues offset by increase in amortization of capitalized software. As a percentage of revenue, gross profit in the first quarter of 2015 was 28% compared to 20% in the first quarter of 2014. The quarter-over-quarter increase in gross profit was largely driven by an increase of $1,021,000 in revenues primarily related to increased license deals offset by increase in software amortization and cost of subscription, services and maintenance.

Operating Expenses

Product Development

Product development expenses increased 35%, or $130,000, to $503,000 in the first quarter of 2015 from $373,000 in the first quarter of 2014.  The increase was mainly due to a reduction in capitalized software development costs in the first quarter of 2015 compared to the first quarter of 2014 due to the completion of Version 12 in February 2015 of its Alliance software.  Fluctuations in product development expense from period to period result from the amount of product development expense that is capitalized.  Development costs of $426,000 were capitalized in the first quarter of 2015 compared to $681,000 during the same period in 2014.  Gross product development expense was $929,000 in the quarter ended March 31, 2015 which is 12% lower than $1,054,000 during the same quarter in 2014. The decrease is the result of cost cutting measures by the Company.  Product development expense as a percentage of revenues increased to 9% for the quarter ended March 31, 2015 compared to 8% for the quarter ended March 31, 2014.

Sales and Marketing

Sales and marketing expense decreased 4% to $975,000 in the first quarter of 2015 from $1,018,000 in the first quarter of 2014.  The decrease in sales and marketing expense is attributable to a decrease in selling costs related to reduced recruiting costs, reduced travel cost, and lower headcount partially offset by an increase in external marketing costs. The Company continues to focus on expanding its market presence through intensified marketing efforts to increase awareness of the Company’s products, including its newest product, SaaS and its subscription services.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expense was 17% in the quarter ended March 31, 2015 compared to 21% in the same period of 2014, due to the decrease in sales expenses.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company’s status as a public company. General and administrative expenses increased 13% to $919,000 during the first quarter of 2015 from $812,000 in the first quarter of 2014. The increase is primarily due to currency exchange losses resulting from the strengthening of the U.S. dollar relative to the British Pound, Euro and Australian dollar which are recorded in general and administrative expense.  As a percentage of revenue, general and administrative expenses decreased to 16% in the first quarter of 2015 from 17% in the first quarter of 2014.

Net Interest Expense

Net interest expense was $42,000 in the first quarter of 2015 compared to $37,000 of interest income in the first quarter of 2014. The Company incurred interest expense resulting from borrowing against its line of credit with the CEO and SVB Bank. The increase year over year is due to increased borrowings in the first quarter of 2015 compared to the first quarter of 2014 and the amortization of fees used to obtain the new line of credit with SVB to interest expense.

Income Tax Expense

The Company recorded a provision for income tax of $12,000 during the first quarter of 2015 compared to $7,000 during the same quarter in 2014. The increase in tax expense resulted from a slight increase in Israel’s deferred tax liability related to amortization of a long-lived asset in which the timing of its reversal is unknown. The tax expense is comprised of permanent tax difference for goodwill, and the Israel tax expense.

International Operations

The Company’s international operations contributed revenues of $2,308,000 in the first quarter of 2015 compared to $2,049,000 during the first quarter of 2014, an increase of 13%.  The Company’s revenues from international operations amounted to 39% of the total Company revenue for the first quarter in 2015, compared to 42% of total revenues for the same quarter in 2014.  The increase in international revenues compared to the same period in 2014 is primarily due to increases in licenses revenue in Europe and the Asia Pacific region and increases in subscription and service revenues in the Asia Pacific region, partially offset by a decrease in service revenue in Europe and Japan. The decrease in European services revenue resulted from the deferral of implementation fees on hosted projects.

Net Loss

Net loss for the three months ended March 31, 2015 was $793,000 compared to a net loss of $1,261,000 for the three months ended March 31, 2014. The decrease in net loss was primarily related to the increases in software license revenue, subscriptions, and professional services revenue, partially offset by the increase in cost of revenues, product development expense and general and administrative expenses in the first quarter of 2015 compared to the same quarter in 2014.

Liquidity and Capital Resources

    Operating Activities

The Company generated $296,000 of cash from operating activities in the first three months of 2015 compared to $348,000 for the first three months of 2014. The decrease in operating cash flows of $52,000 was due to an increase in accounts receivable of $2,149,000 offset by  a decrease in the net loss of $468,000, an increase in accounts payable and accrued expense of $928,000, an increase in non-cash expenses of $212,000, an increase in deferred revenues of $424,000, a decrease in prepaid expenses of $64,000 and a decrease in other assets of $1,000.

    Investing Activities

The Company used $442,000 for investing activities in the first three months of 2015 compared to $682,000 used in the first three months of 2014. The decrease in cash used for investing activities of $240,000 is principally attributable to decrease of $255,000 in capitalized software development costs due to the release of Version 12 at the end of February 2015 and an increase in restricted cash of $12,000 offset by a decrease in the sale of short term investments of $5,000 and an increase in capital expenditures of $22,000.

    Financing Activities

The Company generated $310,000 in cash from financing activities in the first three months of 2015 compared to using $87,000 in the first three months of 2014.  Payments of preferred stock dividends of $110,000 and $75,000 occurred the first three months of 2015 and 2014, respectively.  The increase in preferred dividend payments is due to the issuance of an additional $2 million of convertible preferred stock in June 2014 which pays an annual dividend at 7%. The Company incurred $12,000 of deferred financing costs during the first three months of 2014.  In addition, the Company borrowed $420,000 from its SVB line of credit in the first three months of 2015 compared to no borrowings in the same period of 2014.

The cash effect of exchange rates on the U.S. dollar related to most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, provided an outflow of $124,000 in 2015 compared to an inflow of $2,000 in 2014.

At March 31, 2015, the Company had a working capital ratio of approximately .69:1 compared to .57:1 at December 31, 2014. The Company had $1,402,000 in cash and investments available for sale at March 31, 2015, compared to $1,362,000 at December 31, 2014.

The Company has projected revenues for 2015 that management believes will provide sufficient funds to sustain its continuing operations.   However, due to unanticipated delays in the signing of certain license agreements and the cash flow timing impact of the Company’s planned conversion to a subscription-based software delivery model it was determined that the Company needed additional liquidity. Accordingly, in 2014, the Company entered into a line of credit agreement, and has an existing line of credit from its Chief Executive Officer, both of which are described in Note 6. As of March 31, 2015 the Company owed $150,000 against the line of credit from its Chief Executive Officer and $1,424,000 against the line of credit from Silicon Valley Bank (“SVB”).  The availability under the line of credit is tied to a borrowing base formula that is based on 80% of the Company’s eligible domestic accounts receivable, as of March 31, 2015 the availability under the line of credit was $1,672,000.   Subsequent to the expiration of the line of credit, the CEO has committed to support the Company financially for up to $1,000,000 through April 1, 2016.

The Company was in compliance with the financial covenants for both lines of credit with the Chief Executive Officer and SVB as of March 31, 2015.   In the event the Company does not meet its financial covenants in 2015 and SVB does not extend a waiver or forbearance agreement, and the Company believes that it does not have adequate liquidity to operate, if necessary, the Company will implement a cost cutting plan that reduces all its expenditures to the appropriate level that matches its operating cash flows.

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

Variability of Quarterly Results and Potential Risks Inherent in the Business

The Company’s operations are subject to a number of risks, which are described in more detail in the Company’s prior SEC filings, including in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  Risks which are peculiar to the Company on a quarterly basis, and which may vary from quarter to quarter, include but are not limited to the following:

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

Interest Rate Risk. At March 31, 2015, the Company’s debt consists of a line of credit with our Chief Executive Officer and Silicon Valley Bank (“SVB”). At March 31, 2015, our outstanding lines of credit under the revolving credit facility with our Chief Executive Officer and SVB was $150,000 and $1,424,000, respectively.  At December 31, 2014, our outstanding lines of credit under the revolving credit facility with our Chief Executive Officer and SVB was $150,000 and $1,004,000, respectively. Our credit facility with SVB has a variable interest rate, which exposes us to interest rate risk.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency. For the three months ended March 31, 2015, approximately 39% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect the Company’s business, financial condition or future results. The risks described in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 are not the only risks facing the Company. Additional  risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

ASTEA INTERNATIONAL INC.

Date: May 15, 2015	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2015	/s/Rick Etskovitz
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