Form 10-Q
period 2015-06-30
ASTEA INTERNATIONAL INC
filed 2015-08-14
CIK 945989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015
or

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
Yes           No   X

As of August 11, 2015, 3,587,299 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015 (Unaudited)	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,524,000	$1,349,000
Investments available for sale	13,000	13,000
Receivables, net of allowance of $93,000 (unaudited) and $73,000, respectively	5,891,000	4,084,000
Prepaid expenses and other current assets	463,000	488,000
Total current assets	7,891,000	5,934,000

Property and equipment, net	161,000	176,000
Intangibles, net	28,000	96,000
Capitalized software, net	3,589,000	4,697,000
Goodwill	1,538,000	1,538,000
Restricted cash	127,000	126,000
Other long-term assets	97,000	98,000

Total assets	$13,431,000	$12,665,000
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Line of credit from director/officer, current	$150,000	$150,000
Accounts payable and accrued expenses	2,720,000	2,130,000
Deferred revenues	7,887,000	8,179,000
Total current liabilities	10,757,000	10,459,000

Long-term liabilities:
Line of credit from Silicon Valley Bank	1,424,000	1,004,000
Long-term accrued expenses	208,000	213,000
Deferred tax liability	393,000	374,000
Deferred revenues	1,953,000	394,000
Total long-term liabilities	3,978,000	1,985,000

Commitments and contingencies

Stockholders’(deficit) equity:
Convertible preferred stock, $.01 par value, shares authorized 5,000,000:
Series A issued and outstanding 826,000	8,000	8,000
Series B issued and outstanding 797,000	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,629,000; outstanding 3,587,000	36,000	36,000
Additional paid-in-capital	32,560,000	32,716,000
Accumulated other comprehensive loss	(1,161,000)	(858,000)
Accumulated deficit	(32,547,000)	(31,481,000)
Less: Treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ (deficit) equity	(1,304,000)	221,000
Total liabilities and stockholders’ (deficit) equity	$13,431,000	$12,665,000
See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Revenues:
Software license fees	$2,179,000	$1,187,000	$3,319,000	$1,650,000
Subscriptions	234,000	194,000	490,000	267,000
Services and maintenance	4,126,000	3,916,000	8,590,000	8,219,000
Total revenues	6,539,000	5,297,000	12,399,000	10,136,000
Costs of revenues:
Cost of software license fees	1,177,000	811,000	2,208,000	1,667,000
Cost of subscriptions, services and maintenance	3,449,000	2,825,000	6,620,000	5,822,000
Total cost of revenues	4,626,000	3,636,000	8,828,000	7,489,000
Gross profit	1,913,000	1,661,000	3,571,000	2,647,000
Operating Expenses:
Product development	353,000	348,000	856,000	721,000
Sales and marketing	1,143,000	1,067,000	2,118,000	2,085,000
General and administrative	649,000	944,000	1,568,000	1,755,000
Total operating expenses	2,145,000	2,359,000	4,542,000	4,561,000
Loss from operations	(232,000)	(698,000)	(971,000)	(1,914,000)
Interest expense, net	(31,000)	(38,000)	(73,000)	(75,000)
Loss before income taxes	(263,000)	(736,000)	(1,044,000)	(1,989,000)
Income tax expense	10,000	16,000	22,000	23,000
Net loss	(273,000)	(752,000)	(1,066,000)	(2,012,000)
Preferred dividend	125,000	75,000	250,000	150,000
Net loss available to common stockholders	$(398,000)	$(827,000)	$(1,316,000)	$(2,162,000)

Basic and diluted loss per share available to common stockholders	$(0.11)	$(0.23)	$(0.37)	$(0.60)

Weighted average shares outstanding used in computing basic and diluted loss per common share	3,587,000	3,587,000	3,587,000	3,587,000

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(273,000)	$(752,000)	$(1,066,000)	$(2,012,000)
Other comprehensive loss:
Foreign currency translation adjustment	(287,000)	(80,000)	(303,000)	(105,000)

Comprehensive loss	$(560,000)	$(832,000)	$(1,369,000)	$(2,117,000)

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY (unaudited)

	Series A convertible preferred stock	Series B convertible preferred stock	Common stock	Additional Paid-in- capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock	Total stockholders’ (deficit) equity
Balances at December 31, 2014	$8,000	$8,000	$36,000	$32,716,000	$(858,000)	$(31,481,000)	$(208,000)	$221,000
Net loss	—	—	—	—	—	(1,066,000)	—	(1,066,000)

Series A and B preferred dividends	—	—	—	(250,000)	—	—	—	(250,000)

Amortization of preferred stock dividend	—	—	—	30,000	—	—	—	30,000

Stock-based compensation	—	—	—	64,000	—	—	—	64,000

Other comprehensive loss	—	—	—	—	(303,000)	—	—	(303,000)

Balances at June 30, 2015	$8,000	$8,000	$36,000	$32,560,000	$(1,161,000)	$(32,547,000)	$(208,000)	$(1,304,000)

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,066,000)	$(2,012,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,251,000	1,809,000
Increase (decrease) in allowance for doubtful accounts	20,000	(38,000)
Stock-based compensation	64,000	89,000
Deferred income tax	20,000	5,000
Changes in operating assets and liabilities:
Receivables	(1,800,000)	254,000
Prepaid expenses and other	12,000	92,000
Accounts payable and accrued expenses	449,000	(287,000)
Deferred revenues	1,215,000	979,000
Other assets	1,000	(2,000)
Net cash provided by operating activities	1,166,000	889,000
Cash flows from investing activities:
Proceeds from sale of short term investments	-	5,000
Purchases of property and equipment	(38,000)	(37,000)
Capitalized software development costs	(1,022,000)	(1,289,000)
Increase in restricted cash	(2,000)	-
Net cash used in investing activities	(1,062,000)	(1,321,000)

Cash flows from financing activities:
Dividend payments on preferred stock	(220,000)	(150,000)
Repayment on line of credit from director/officer	-	(250,000)
Proceeds from line of credit from director/officer	-	400,000
Proceeds from line of credit from Silicon Valley Bank	420,000	690,000
Deferred financing costs	-	(126,000)
Net cash provided by financing activities	200,000	564,000
Effect of exchange rate changes on cash	(129,000)	2,000
Net increase in cash and cash equivalents	175,000	134,000
Cash and cash equivalents, beginning of period	1,349,000	1,111,000
Cash and cash equivalents, end of period	$1,524,000	$1,245,000

Supplemental schedule of non-cash activities:
Issuance of preferred stock (Series B)	$-	$2,000,000
Cancellation of line of credit from director/officer	$-	$(2,000,000)

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The consolidated financial statements at June 30, 2015 and for the three and six month periods ended June 30, 2015 and 2014 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest annual report (Form 10-K) and our Form 10-Q’s for the quarters ended March 31, 2014, June 30, 2014, September 30, 2014, and March 31, 2015. The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2015.

Reclassification

Certain reclassifications to both the balance sheet, related to long and short-term liabilities, and to the statement of operations, related to subscription revenues, were made to prior period financial statements to conform to the current presentation.

Correction of an Immaterial Error

The Company identified an immaterial error related to its classification on the consolidated balance sheet for an accrued liability that is due more than a year after the balance sheet date. The Company determined that in accounting for this accrued liability, it did not properly classify it in long-term liabilities on the consolidated balance sheet as of December 31, 2014.  The Company reviewed the impact of this error on the prior periods in accordance with SEC guidelines on materiality of the error from a qualitative and quantitative perspective and determined that the error was not material to the prior period consolidated financial statements.  However, the Company has corrected the balance sheet for the year ended December 31, 2014 by increasing the long-term accrued expenses and decreasing the accounts payable and accrued expenses in current liabilities by $213,000.  The impact of the error increased our working capital ratio from .56:1 to .57:1 as of December 31, 2014.  In addition, the error had no impact on our financial bank covenants as of December 31, 2014.

Operating Matters and Liquidity

The Company has a history of net losses.  In the six months ended June 30, 2015, the Company generated a net loss of $1,066,000 compared to a net loss of $2,012,000 generated in the same period in 2014.  Further, at June 30, 2015, the Company had a working capital ratio of .73:1, with cash and cash equivalents and investments available for sale of $1,537,000.  Moreover, the Company expects to continue to incur additional operating expenses for research and development and invest in software development costs to achieve its projected revenue growth.  We continually evaluate our operating cash flows which can vary subject to the actual timing of expected new sales compared to our expectations of those sales and are sensitive to many factors, including changes in working capital and our net loss.  The Company believes that it has sufficient cash to meet its anticipated operating cash needs for at least the next 12 months. However, projections of future cash needs and cash flows are subject to substantial uncertainty.   Because of the Company’s planned conversion to a subscription-based software delivery model, it was determined that the Company needed additional liquidity. Accordingly, in 2014, the Company entered into a new line of credit agreement, and has an existing line of credit from its Chief Executive Officer, both of which are described in Note 6. As of June 30, 2015 the Company owed $150,000 against the line of credit from its Chief Executive Officer and $1,424,000 against the line of credit from Silicon Valley Bank (“SVB”).  The availability under the SVB line of credit is tied to a borrowing base formula that is based on 80% of the Company’s eligible domestic accounts receivable, and as of June 30, 2015 the availability under the line of credit was $576,000.  Subsequent to the expiration of the line of credit, the CEO has committed to support the Company financially for up to $1,000,000 through April 1, 2016.  The Company has projected revenues for 2015 that management believes will provide sufficient funds to sustain its continuing operations.

The Company was in compliance with the financial covenants for both lines of credit with the Chief Executive Officer and SVB as of June 30, 2015.

 In the event the Company does not meet its financial covenants in 2015 and SVB does not extend a waiver or forbearance agreement and the Company believes that it does not have adequate liquidity to operate, if necessary, the Company will implement a cost cutting plan that reduces all its expenditures to the appropriate level that matches its operating cash flows.

The Company does not plan any significant capital expenditures in 2015 other than to replace its existing capital equipment as it becomes obsolete. The Company’s plans for investment in product development are expected to be similar to prior years.

2.       NEW ACCOUNTING GUIDANCE

In May 2014, and as amended in July 2015, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning January 1, 2018. Early adoption as of January 1, 2017 is permitted.  We anticipate this standard may have a material impact on our consolidated financial statements, and we are currently evaluating its impact.

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

The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets, trade accounts payable and accrued expenses at face value approximate fair value because of the short-term nature of these instruments.

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

On June 30, 2015 and December 31, 2014, the fair value for all of the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by major security type and class of security at March 31, 2015 and December 31, 2014 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Aggregate fair value
At June 30, 2015
Available-for-sale:
Mutual Funds	$13,000	$-	$-	$13,000
At December 31, 2014
Available-for-sale:
Mutual Funds	$13,000	$-	$-	$13,000

The aggregate fair value of mutual funds as of June 30, 2015 and December 31, 2014 was $13,000. As of June 30, 2015 and December 31, 2014, there were no mutual funds that had unrealized losses.  The mutual funds contain investments that seek a high level of current income. The funds normally invest at least 80% of net assets, plus the amount of any borrowings for investment purposes, in floating or adjustable rate senior loans of any maturity or credit quality, including those rated below investment grade or determined by the fund's advisor to be of comparable quality.

6.   LINE OF CREDIT

Line of Credit from Director/ Officer-Related Party Transaction

On May 29, 2013, the Company entered into a Revolving Loan Agreement and associated Revolving Promissory Note (collectively the “Loan Documents”) with Zack Bergreen, the Company’s Chief Executive Officer.  Pursuant to the Loan Documents, Mr. Bergreen provided an unsecured $2,000,000 revolving line of credit to the Company (the “Line of Credit”).  Amounts outstanding under the Line of Credit bear interest at a rate of 7% per annum, with interest payable monthly.  The original maturity date of the Line of Credit was May 29, 2015.   The Company may pay all amounts outstanding and terminate the Loan Documents prior to that time without any penalties.  The Loan Documents contain customary covenants, default and other provisions.  The Loan Documents were negotiated and approved by the Audit Committee of the Company’s Board of Directors.  Borrowings under the Line of Credit are subject to the Audit Committee’s approval.   On March 27, 2014 the Company amended its original Loan Documents with Mr. Bergreen.  Pursuant to the amended Loan Documents, Mr. Bergreen provided an additional $1,000,000 unsecured revolving line of credit to the Company to increase the total available line of credit to $3,000,000.   No other terms or conditions to the original agreement were changed.  On June 20, 2014, the Company converted $2,000,000 of outstanding principal owed to Mr. Bergreen under the Loan Documents in exchange for 797,000 shares of Series B Preferred Stock (see Note 8).  In addition, during the second quarter of 2014, the Company repaid $250,000 of principal against the line of credit owed to Mr. Bergreen.  On May 28, 2015, the Company amended the original loan agreement maturity date to be October 1, 2015 and maximum principal amount to $150,000.  As of June 30, 2015 and December 31, 2014, the Company owed $150,000 against the line of credit and classified it as a current liability on the balance sheet due to the date of maturity. In addition, the Company incurred $9,000 and $75,000 of interest expense on this line of credit for the six months ended June 30, 2015 and 2014, respectively.  The Company was in compliance with the financial covenants of this agreement as of June 30, 2015 and December 31, 2014.

Line of Credit from Silicon Valley Bank

On June 13, 2014, the Company entered into a Loan and Security Agreement with SVB (the “Prior Loan Agreement”).  The Prior Loan Agreement established a revolving credit facility for the Company in the principal amount of up to $3,000,000 (the “Prior Revolving Facility”).  Availability under the Prior Revolving Facility was tied to a borrowing base formula that was based on 80% of the Company’s eligible accounts receivable.  Advances under the Prior Revolving Facility could have been repaid and reborrowed in accordance with the Prior Loan Agreement.  No advances were made at closing of the loan. Pursuant to the Prior Loan Agreement, the Company agreed to pay SVB the outstanding principal amount of all borrowings, the unpaid interest thereon, and all other obligations incurred with respect to the Prior Loan Agreement on June 13, 2016.

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

If the Company is not in compliance at the end of any month, all outstanding advances plus accrued interest are immediately due and payable.  Provided that no event of default exists, SVB may, in its good faith business discretion, refinance the outstanding borrowings with Advances based on specific eligible accounts.  During an event of default the rate of interest would increase 5% above the otherwise applicable rate, until such event of default is cured or waived.  All accrued and unpaid interest is payable monthly on the last calendar day of each month.

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

As of June 30, 2015 and December 31, 2014 the Company borrowed $1,424,000 and $1,004,000, respectively, against the Revolving Facility and classified it as a long-term liability on the balance sheet. The Company incurred $64,000 and $0 of interest expense to SVB for the six months ended June 30, 2015 and 2014, respectively.  The Company was in compliance with the covenants of this agreement as of June 30, 2015 and December 31, 2014.

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

The Company’s policy for recording interest and penalties associated with income taxes is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the first six months of 2015 and 2014, there was no interest or penalties related to income taxes.

At June 30, 2015, the Company maintained a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of future taxable income.

8.       EQUITY PLANS

Share-Based Awards

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton (Black-Scholes) option-pricing formula. The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience regarding similar awards, giving consideration to the contractual terms of the share-based awards and employee termination data.  Executive level employees who hold a majority of options outstanding, and non-executive level employees each have similar historical option exercise and termination behavior and thus were grouped for valuation purposes.  The Company’s expected volatility is based on the historical volatility of its traded common stock and places exclusive reliance on historical volatilities to estimate our stock volatility over the expected term of its awards.  The Company has historically not paid dividends to common stockholders and has no foreseeable plans to issue dividends.  The risk-free interest rate is based on the yield from the U.S. Treasury zero-coupon bonds with an equivalent term.

Under the Company’s stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is amortized on a straight-line basis over the option’s vesting period.

As of June 30, 2015, the total unrecognized compensation cost related to non-vested options amounted to $209,000, which is expected to be recognized over the options’ average remaining vesting period of 2.57 years.  No income tax benefit was realized by the Company in the six months ended June 30, 2015 or 2014.

There were 116,000 and 100,000 options granted during the first six months of 2015 and 2014, respectively.  Activity under the Company’s stock option plans for the six months ended June 30, 2015 is as follows:

	OPTIONS OUTSTANDING
	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2014	689,000	$3.77
Granted	116,000	1.28
Canceled	(28,000)	3.04
Expired	(34,000)	7.29
Balance, June 30, 2015	743,000	$3.22

 The following table summarizes outstanding options under the Company’s stock option plans as of June 30, 2015:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	743,000	$3.22	5.76	$72,000

Vested and Exercisable	496,000	$3.80	4.21	$-

Options Vested and Expected to Vest	665,000	$3.38	5.37	$44,000

Convertible Preferred Stock

Series A

On September 24, 2008 the Company issued 826,000 shares of Series-A Convertible Preferred Stock (“Series A Preferred Stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, and if, declared by the Company’s Board of Directors, quarterly in arrears. The Company incurred $150,000 in Series-A preferred stock dividend expense for the six months ended June 30, 2015.

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

The Series B Preferred Stock may be converted into shares of common stock on a one-to-one ratio, subject to customary anti-dilution provisions.  The Series B Preferred Stock pays a quarterly dividend, which accrues at an annual rate of 7%, subject to certain rate adjustments as provided for under the agreement, until June 20, 2016 and at an annual rate of 10% thereafter.  The Company’s Chief Executive Officer could have converted up to 50% of the Series B shares into shares of common stock at any time until June 20, 2015, and thereafter may convert 100% of his shares of the Series B Preferred Stock into shares of common stock.  Following June 20, 2016, each and every then outstanding share of Series B Preferred Stock is subject to mandatory and automatic conversion into shares of common stock if the closing price of the common stock as reported by the principal exchange or quotation system on which such common stock is traded or reported exceeds 300% of the then current conversion price for 30 consecutive trading days.  The Company could have redeemed up to 50% of the shares of the outstanding Series B Preferred Stock at any time on or prior to December 17, 2014 at a price equal to 110% of the Purchase Price, plus an amount equal to any unpaid and accrued dividends. At any time after December 17, 2014 and prior to June 20, 2015, the Company could have redeemed up to 50% of the shares of the outstanding Series B Preferred Stock minus the number of shares redeemed in any First Partial Redemption, at a price equal to 130% of the Purchase Price, plus an amount equal to any unpaid and accrued dividends.  Additionally, after June 20, 2015, the Company may redeem all of the outstanding shares of the Series B Preferred Stock issued at a price per share equal to 300% of the Purchase Price.  The Series B Preferred Stock ranks senior to the Company’s common stock and on parity with the Company’s Series A Preferred Stock. In the event of a liquidation of the Company, the holder of the Series B and Series A Preferred Stock shall be entitled to receive in preference to the holders of the common stock, the original amount invested in the preferred stock plus any declared but unpaid dividends.

The Company reports the Series B Preferred Stock on the Company’s consolidated balance sheet within stockholders’ (deficit) equity at the amount of net proceeds received less an imputed dividend cost. The imputed dividend cost of $110,000 was the result of the preferred stock having a dividend rate during the first two years after its issuance (7%) that is lower than the rate that becomes fixed (10%) after the initial two year period. The imputed dividend cost of $110,000 will be amortized over a two-year period from the date of issuance and is based upon the present value of the dividend discount using a 10% yield. The Company amortized $30,000 related to the imputed dividend cost for the six months ended June 30, 2015. The Company incurred $100,000 in Series B preferred stock dividend expense for the six months ended June 30, 2015.

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

The Company had net loss allocable to common stockholders for the six months ended June 30, 2015 and 2014.  Loss per share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss available to common shareholders	$(398,000)	$(827,000)	$(1,316,000)	$(2,162,000)
Denominator:
Weighted average shares used to compute net loss available to common shareholders per common share basic and dilutive	3,587,000	3,587,000	3,587,000	3,587,000
Basic and dilutive net loss per share to common shareholder	$(0.11)	$(0.23)	$(0.37)	$(0.60)

All options outstanding to purchase shares of common stock and shares of common stock issuable on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation for the six months ended June 30, 2015 and 2014, as the inclusion of these options would have been antidilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Software license fees
United States	$1,924,000	$847,000	$2,337,000	$867,000

Total United States software license fees	1,924,000	847,000	2,337,000	867,000
Europe	171,000	35,000	801,000	478,000
Asia Pacific	84,000	305,000	181,000	305,000

Total foreign software license fees revenue	255,000	340,000	982,000	783,000

Total software license fees	2,179,000	1,187,000	3,319,000	1,650,000
Subscriptions
United States	154,000	194,000	363,000	267,000

Total United States subscriptions	154,000	194,000	363,000	267,000
Europe	9,000	-	9,000	-
Asia Pacific	71,000	-	118,000	-

Total foreign subscriptions	80,000	-	127,000	-

Total subscription revenue	234,000	194,000	490,000	267,000
Services and maintenance
United States	2,612,000	2,386,000	5,543,000	5,083,000
Total United States services and
maintenance revenue	2,612,000	2,386,000	5,543,000	5,083,000
Europe	718,000	788,000	1,440,000	1,714,000
Asia Pacific	796,000	742,000	1,607,000	1,422,000
Total foreign services and
maintenance revenue	1,514,000	1,530,000	3,047,000	3,136,000
Total services and maintenance revenue	4,126,000	3,916,000	8,590,000	8,219,000

Total revenue	$6,539,000	$5,297,000	$12,399,000	$10,136,000

Net income (loss)
United States	$459,000	$(183,000)	$71,000	$(1,201,000)
Europe	(704,000)	(212,000)	(905,000)	(73,000)
Asia Pacific	(28,000)	(357,000)	(232,000)	(738,000)

Net loss	$(273,000)	$(752,000)	$(1,066,000)	$(2,012,000)

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

For the six months ended June 30, 2015 and 2014, the Company recognized $12,399,000 and $10,136,000, respectively, of revenue related to software license fees, subscription revenue, and services and maintenance

We present taxes assessed by a governmental authority including sales, use, value added and excise taxes on a net basis and therefore the presentation of these taxes is excluded from our revenues and is included in accrued expenses in the accompanying consolidated balance sheets until such amounts are remitted to the taxing authority.

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

Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues (current and future revenues) or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances had occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of June 30, 2015, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

During the fourth quarter of 2014, the Company completed the step one testing for goodwill impairment.  In addition, the Company evaluated other business factors, including analysis of macroeconomic conditions, the current business environment and changes in the operations of the business unit. Based upon the results of the step one testing, the Company concluded that no impairment existed as of December 31, 2014. The Company determined there was no triggering event at June 30, 2015 which would require an impairment analysis.

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

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expenses.  Such amounts were not material for the first six months of 2015 and 2014 and did not have a material impact on our financial position.

Currency Translation

Our international subsidiaries and branch operations translate the assets and liabilities of our international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of our international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment and reported in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity. Transaction exchange gains and losses are included in general and administrative expenses which include transaction loss of $70,000 and $25,000 for the six months ended June 30, 2015 and 2014, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss, unrealized (loss) gains on investments available for sale and foreign currency translation adjustments. The effects are presented in the accompanying Consolidated Statements of Comprehensive Loss.

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

Revenues

Total revenues increased by $1,242,000 or 23%, to $6,539,000 for the three months ended June 30, 2015 from $5,297,000 for the three months ended June 30, 2014.  Software license fee revenues increased $992,000, or 84%, from the same period last year. Subscription revenues increased $40,000 or 21% to $234,000 from $194,000 from the same from the same quarter in 2014. Services and maintenance revenue for the three months ended June 30, 2015 increased $210,000 or 5% from the same quarter in 2014.

Software license fee revenues increased 84% to $2,179,000 in the second quarter of 2015 from $1,187,000 in the second quarter of 2014.  Astea Alliance license revenues increased $1,012,000 or 87%, to $2,179,000 in the second quarter of 2015 from $1,167,000 in the second quarter of 2014. The increase was primarily due to several license sales in the U.S.  There was no FieldCentrix license fee revenue in the second quarter of 2015 compared to $20,000 in the second quarter of 2014. There were no new customers in 2015 or 2014 for FieldCentrix as license revenues in the second quarter of 2014 consisted of sales of additional licenses to existing customers.

Subscription revenue increased 21% to $234,000 in the second quarter of 2015 from $194,000 in the second quarter of 2014.  The increase resulted from a number of hosted customers who went live in the first and second quarters of 2015, which allowed the Company to recognize the revenue.  The Company continues to add new hosting customers.  Even though the Company signed several new Software as a Service (SaaS) customers in the second quarter of 2015, revenue may not be recognized until the customers go-live.

Services and maintenance revenues increased by 5% to $4,126,000 in the second quarter of 2015 compared to $3,916,000 in the second quarter of 2014.  Astea Alliance service and maintenance revenues increased by $323,000 or 10% compared to the second quarter of 2014. The increase was mainly attributable to an increase in US and Australia license and SaaS sales which generated additional revenue as more projects have gone live, partially offset by the deferral of new subscription based implementation services in the US, Europe and Australia which may not be recognized until the customer goes live offset by a slight decrease in maintenance revenues in Australia and Japan.  At the time these customers go-live, the deferred services revenue will be recognized ratably over the remaining life of the initial contract as the Company does not have a history of renewals for hosting customers. Service and maintenance revenues generated by FieldCentrix decreased by $113,000 or 16% to $592,000 in the second quarter of 2015 compared to $705,000 during the same period in 2014.  The decrease is due to a decrease in professional services resulting from no new implementation projects or upgrades during the quarter.

Costs of Revenues

Cost of software license fees increased 45% to $1,177,000 in the second quarter of 2015 from $811,000 in the second quarter of 2014.  Included in the cost of software license fees are the costs of capitalized software amortization and amortization of software acquired from FieldCentrix. It also includes the cost of all third party software embedded in the Company’s software licenses which are sold to customers.  Amortization of capitalized software development costs was $1,127,000 for second quarter of 2015 compared to $786,000 for the same quarter in 2014. This increase resulted from the amortization of Version 12 that was released at the end of February 2015. The gross margin percentage on software license sales was 46% in the second quarter of 2015 compared to 32% in the second quarter of 2014.  The increase in the license margin resulted primarily from the increase in license revenue in 2015.

Cost of subscriptions, services and maintenance increased 22% to $3,449,000 in the second quarter of 2015 from $2,825,000 in the second quarter of 2014. The increase in cost of subscriptions, service and maintenance is mainly attributed to increased headcount, travel expenses and hosting costs from a growing customer base, offset by a decrease in the use of outside consultants both in the U.S. and European locations.  The gross margin percentage was 21% in the second quarter of 2015 compared to 31% in the second quarter of 2014.  The decrease in subscriptions, services and maintenance gross margin was primarily due to the increase in subscriptions, service and maintenance revenues offset by an increase in subscriptions, services and maintenance cost. The margins can vary depending on the mix of professional services performed on hosted customers compared to on-premise customers.  In both situations, cost of services reflects all costs incurred during the period.  However, revenue from professional services performed for the implementation of a hosted customer is deferred until the customer goes live while the revenue generated from an on-premise customer is recognized when work is performed.  Accordingly, on services revenue from implementations of hosted customers, there is a mismatch of professional services expenses being recognized, while the related revenue is deferred.  There was an increased percentage of professional services work performed on hosted customers in the quarter ended June 30, 2015 compared to the same quarter last year.  The result was that subscription services and maintenance margin was lower in the quarter ending June 30, 2015 compared to the quarter ending June 30, 2014.

Gross Profit

Gross profit increased 15% to $1,913,000 in the second quarter of 2015 from $1,661,000 in the second quarter of 2014 due to an increase in all sources of revenue partially offset by an increase in amortization of capitalized software and cost of subscriptions.

As a percentage of revenue, gross profit in the second quarter of 2015 was 29% compared to 31% in the second quarter of 2014. The quarter-over-quarter decrease in gross profit was largely driven by the increase in software amortization and cost of hosting, partially offset by an increase in all sources of revenue.

Operating Expenses

Product Development

Product development expenses increased slightly by 1%, or $5,000, to $353,000 in the second quarter of 2015 from $348,000 in the second quarter of 2014. The increase was due to slightly less costs capitalized in the second quarter of 2015 compared to the same period in 2014.  Fluctuations in product development expense from period to period result from the amount of product development expense that is capitalized.  Development costs of $596,000 were capitalized in the second quarter of 2015 compared to $605,000 during the same period in 2014.  Gross product development expense was $949,000 in the quarter ended June 30, 2015 which is less than 1% lower than $953,000 during the same quarter in 2014.  Product development expense as a percentage of revenues was 5% for the quarter ended June 30, 2015 and 7% for the quarter ended June 30, 2014.

Sales and Marketing

Sales and marketing expense increased 7% to $1,143,000 in the second quarter of 2015 from $1,067,000 in the second quarter of 2014.  The increase in sales and marketing expense is attributable to an increase in sales headcount and commissions related to increased license sales.  External marketing costs remained flat compared to the prior year.  The Company remains diligent on controlling its marketing expenses, but strategically continues to focus on expanding its market presence through intensified marketing efforts to increase awareness of the Company’s products.  This occurs through the use of Webinars on topics relevant to the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expense was 17% in the quarter ended June 30, 2015 compared to 20% in the same period of 2014, due to the increase in new license revenues.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company’s status as a public company. General and administrative expenses decreased 31% to $649,000 during the second quarter of 2015 from $944,000 in the second quarter of 2014. In 2015, the Company incurred an increase in currency exchange losses as the dollar continued to strengthen compared to the European and Asia Pacific currencies.  Those increased exchange losses were more than offset by the elimination of costs incurred in the second quarter of 2014 for outside consulting and legal costs associated with the NASDAQ listing requirements along with the conversion of the line of credit payable to Mr. Bergreen to Series B Preferred Stock.   The Company remains focused on monitoring its overall operating costs to be in line with the needs of the Company.  As a percentage of revenue, general and administrative expenses decreased to 10% in the second quarter of 2015 compared to 18% in the second quarter of 2014.

Interest Expense, Net

Net interest expense was $31,000 in the second quarter of 2015 compared to $38,000 in the second quarter of 2014. The Company incurred interest expense resulting from borrowing against its line of credit with the CEO and SVB Bank. The decrease year over year is due to decreased borrowings in the second quarter of 2015 compared to the second quarter of 2014 for the line of credit with the CEO and no more amortization of deferred financing cost related to the line of credit with the CEO. As of June 30, 2015 and 2014, the Company’s investments consisted of mutual funds. Interest income from investments has decreased in both the second quarters of 2015 and 2014 as the amount of investments has decreased.

Income Tax Expense

The Company recorded income tax expense of $10,000 during the second quarter of 2015 compared to $16,000 during the same quarter in 2014. The reduction in tax expense resulted from a decrease in Israel’s deferred taxes.

International Operations

The Company’s international operations contributed revenues of $1,849,000 in the second quarter of 2015 compared to $1,870,000 the second quarter of 2014.   Revenues from international operations amounted to 28% of the total Company revenue for the second quarter in 2015, compared to 35% of total revenues for the same quarter in 2014.   The slight decrease in international revenues compared to the same period in 2014 is due to a decrease in revenues from Japan offset by slight increases in Europe and Australia.   Revenue in Europe and Australia is expected to increase as more customers go live on SAAS related projects.

Net Loss

Net loss in the second quarter of 2015 was $273,000 compared to a net loss of $752,000 in the second quarter of 2014. The decrease in net loss was primarily related to increased license revenues and decreased operating expenses, partially offset by an increase of costs of revenues.

Comparison of Six Months Ended June 30, 2015 and 2014

Revenues

Revenues increased $2,263,000, or 22%, to $12,399,000 for the six months ended June 30, 2015 from $10,136,000 for the six months ended June 30, 2014.  Software license revenues increased 101% from the same period last year. Subscription revenue increased 84% from the same period last year and service and maintenance fees for the six months ended June 30, 2015 amounted to $8,590,000, a 5% increase from the same period in 2014.

Software license fees revenue increased 101% to $3,319,000 in the first six months of 2015 from $1,650,000 in the first six months of 2014.  Astea Alliance license revenues increased $1,668,000 to $3,295,000 or 103% in the first six months of 2015 from $1,627,000 in the first six months of 2014. The increase resulted from an increase in Astea license sales in the U.S. and Europe, partially offset by a decrease in license sales in Australia and Japan.

Subscription revenue increased 84% to $490,000 in the first six months of 2015 from $267,000 in the first six months of 2014. The increase was due to completion of the implementation process for customers going live on the SaaS solution and therefore being able to recognize the related hosting revenue over the remaining life of the contract.  Revenue for subscription services may not be recognized until the customers go-live. The implementation period is generally expected to range between 3 to 8 months. Once the customer goes live on the SaaS solution, the revenue will then be recognized ratably over the remaining initial contractual period, as the Company does hot have a history of renewals for hosting customers.

Services and maintenance revenues increased 5% to $8,590,000 in the first six months of 2015 from $8,219,000 in the first six months of 2014. Astea Alliance service and maintenance revenues were $7,309,000 for the first six months of 2015 an increase of 9% from $6,736,000 in Alliance service and maintenance revenue for the six months ended June 30, 2014. The increase was attributable to an increase in new implementation projects in the U.S. resulting from U.S.  license sales and Australian SaaS sales, which generated additional revenue as more projects went live, partially offset by the deferral of new subscription based implementation services in the US, Europe and Australia, which may not be recognized until the customer goes live.   In addition, there was a slight decrease in maintenance revenues.  At the time that these customers go-live, the deferred services revenue will be recognized ratably over the remaining life of the initial contract. Service and maintenance revenues generated by FieldCentrix decreased by $202,000 or 14% to $1,281,000 in the first six months of 2015 compared to $1,483,000 during the same period in 2014.  The decrease in service and maintenance revenue is due to a reduction in upgrade projects compared to the same period in 2014 as well as certain customers transitioning from FieldCentrix to Alliance.

Costs of Revenues

Cost of software license fees increased 33% to $2,208,000 in the first six months of 2015 from $1,667,000 in the first six months of 2014.  Included in the cost of software license fees are the costs of capitalized software amortization and amortization of software acquired from FieldCentrix. It also includes the cost of all third party software embedded in the Company’s software licenses which are sold to customers.  Amortization of capitalized software development costs was $2,130,000 for the six months ended June 30, 2015 compared to $1,606,000, an increase of 33% over the same period in 2014. This increase resulted from the amortization of Version 12 that was released at the end of February 2015.  The gross margin percentage on software licenses was 34% in the first six months of 2015 and (1%) in the first six months of 2014. The increase in gross margin is a reflection of the increased license revenue, partially offset by an increase in amortization.

Cost of subscription, services and maintenance increased 14% to $6,620,000 in the first six months of 2015 from $5,822,000 in the first six months of 2014.  The increase in cost of subscription, service and maintenance is attributed primarily to increases in headcount and recruiting cost in Europe, travel expenses in all regions and hosting costs from a growing customer base offset by a decrease in the use of outside consultants in the U.S. and European locations.  The subscription, services and maintenance gross margin percentage was 27% in 2015 and 31% in 2014.

Gross Profit

Gross profit increased 35% to $3,571,000 in the first six months of 2015 from $2,647,000 in the first six months of 2014.  As a percentage of revenue, gross profit was 29% in the first six months of 2015 compared to 26% in the first six months of 2014.  The year-over-year increase in gross profit was largely driven by the increase in license revenues partially offset by an increase in amortization of capitalized software, which is included in the cost of license fees.

Operating Expenses

Product Development

Product development expense increased 19% to $856,000 in the first six months of 2015 from $721,000 in the first six months of 2014.  The increase was due to a reduction in capitalized development expense in the first six months of 2015 compared to the same quarter in 2014. Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Software development costs of $1,022,000 were capitalized in the first six months of 2015 compared to $1,259,000 during the same period in 2014, a reduction of $267,000.  Gross development expense was $1,878,000 during the first six months of 2015, a reduction of 6%, compared to $1,996,000 for the same period in 2014.  The decrease was primarily due to a decrease in the value of the Israeli shekel compared to the U.S. dollar.  Most of the Company’s development occurs in Israel.  Product development as a percentage of revenues was 7% in first six months of 2015 and 2014.

Sales and Marketing

Sales and marketing expense increased 2% to $2,118,000 in the first six months of 2015 from $2,085,000 in the first six months of 2014. The increase in sales and marketing expense is attributable to an increase in sales headcount and commissions related to an increase in license deals offset by decrease in external marketing costs compared to the prior year. The Company continues to focus on expanding its market presence through intensified marketing efforts to increase awareness of the Company’s products, including its newest product, SaaS and its subscription services.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expenses was 17% in the first six months of 2015 compared with 21% in the first six months of 2014. The decrease in costs relative to revenues is due to higher revenues in the first six months of 2015.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company’s status as a public company. General and administrative expenses decreased 11% to $1,568,000 in the first six months of 2015 from $1,755,000 in the first six months of 2014.  In the first six months of 2015, the Company recognized exchange losses due to the continued strengthening of the U.S. dollar compared to the English pound sterling, Euro, Japanese yen and Australian dollar.  In the first six months of 2014,  the Company engaged outside consultants and incurred legal fees associated with the Company’s failure to comply with the NASDAQ listing requirements and the conversion of the line of credit payable to Mr. Bergreen to Series B Preferred Stock,  partially offset by an increase in currency exchange losses resulting from the strengthening of the U.S. dollar relative to the British pound, Euro and Australian dollar which are recorded in general and administrative expense.  As a percentage of revenues, general and administrative expenses were 13% for the six months ended June 30, 2015 and 17% in the first six months of 2014. The decrease in costs relative to revenues is due to higher revenues in the first six months of 2015 and decreased costs. The decrease in cost is also attributable to the Company being listed on the OTC Market Group as there are less costs associated with this exchange listing.  The Company remains focused on reducing its operating costs to be more in line with the size and needs of the Company.

Interest Expense, Net

Interest expense was $73,000 in the first six months of 2015 compared to $75,000 of interest expense in the first six months of 2014.  The Company has interest expense resulting from its line of credit with the director/officer and Silicon Valley Bank. As of June 30, 2015 and 2014, the Company’s investments consisted of mutual funds. Interest income from investments has decreased in both the six months ended June 30, 2015 and 2014 as the amount of investments has decreased significantly.

Income Tax Expense

The Company recorded income tax expense of $22,000 for the six months ended June 30, 2015 compared to $23,000 for the six months ended June 30, 2014.

Net Loss

Net loss for the six months ended June 30, 2015 was $1,066,000 compared to a net loss of $2,012,000 for the six months ended June 30, 2014.  The decrease in the net loss of $946,000 is primarily the result of increased license fees revenue partially offset by an increase in amortization of capitalized software and increase of subscription, services, and maintenance costs.

Liquidity and Capital Resources

    Operating Activities

The Company generated $1,166,000 of cash from operating activities in the first six months of 2015 compared to generating  $889,000 for the first six months of 2014. The increase in operating cash flows of $277,000 was due to a decrease in the net loss of $946,000, an increase in accounts payable and accrued expense of $736,000, an increase in non-cash expenses of $490,000, an increase in deferred revenues of $236,000, and a decrease in other assets of $3,000 offset by an increase in accounts receivable of $2,054,000 and an increase in prepaid expenses of $80,000.

    Investing Activities

The Company used $1,062,000 for investing activities in the first six months of 2015 compared to $1,321,000 used in the first six months of 2014. The decrease in cash used for investing activities of $259,000 is principally attributable to a decrease of $267,000 in capitalized software development costs.

    Financing Activities

The Company generated $200,000 in cash from financing activities in the first six months of 2015 compared to   generating $564,000, in the first six months of 2014.  Payments of preferred stock dividends of $220,000 in 2015 were $70,000 higher than the same period in 2014 due to the issuance of the Series B convertible preferred stock in June 2014.  The Company borrowed $420,000 from its SVB line of credit in the first six months of 2015 compared to $690,000 of borrowings in the same period of 2014. In addition, in the first six months of 2014, the Company borrowed $400,000 from its line of credit with the director/officer and then repaid $250,000 to the line due to the director/ officer. The Company also incurred $126,000 in deferred financing cost in 2014 related to the SVB line of credit. The deferred financing costs are being amortized to interest expense over the life of the line of credit.

The cash effect of exchange rates on the U.S. dollar related to most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, Euro, British pound sterling and Israel shekel, provided a decrease of $129,000 in 2015 compared to an increase of $2,000 in 2014.

At June 30, 2015, the Company had a working capital ratio of approximately .73:1 compared to .57:1 at December 31, 2014. The Company had $1,537,000 in cash and investments available for sale at June 30, 2015, compared to $1,362,000 at December 31, 2014.

The Company has projected revenues for 2015 and beyond that management believes will provide sufficient funds to sustain its continuing operations.   However, in 2014, due to unanticipated delays in the signing of certain license agreements and the cash flow timing impact of the Company’s planned conversion to a subscription-based software delivery model it was determined that the Company needed additional liquidity. Accordingly, in 2014, the Company entered into a line of credit agreement, and has an existing line of credit from its Chief Executive Officer, both of which are described in Note 6. As of June 30, 2015 the Company owed $150,000 against the line of credit from its Chief Executive Officer and $1,424,000 against the line of credit from Silicon Valley Bank (“SVB”).  The availability under the line of credit is tied to a borrowing base formula that is based on 80% of the Company’s eligible domestic accounts receivable, and as of June 30, 2015, the availability under the line of credit was $576,000.   Subsequent to the expiration of the line of credit, the CEO has committed to support the Company financially for up to $1,000,000 through April 1, 2016.

The Company was in compliance with the financial covenants for both lines of credit with the Chief Executive Officer and SVB as of June 30, 2015.   In the event the Company does not meet its financial covenants in 2015 and SVB does not extend a waiver or forbearance agreement, and the Company believes that it does not have adequate liquidity to operate, if necessary, the Company will implement a cost cutting plan that reduces all its expenditures to the appropriate level that matches its operating cash flows.

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

Interest Rate Risk. At June 30, 2015, the Company’s debt consists of a line of credit with our Chief Executive Officer and Silicon Valley Bank (“SVB”).  At June 30, 2015, our outstanding lines of credit under the revolving credit facility with our Chief Executive Officer and SVB were $150,000 and $1,424,000, respectively.  At December 31, 2014, our outstanding lines of credit under the revolving credit facility with our Chief Executive Officer and SVB were $150,000 and $1,004,000, respectively. Our credit facility with SVB has a variable interest rate, which exposes us to interest rate risk.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency. For the six months ended June 30, 2015, approximately 34% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to the Company’s results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4.                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASTEA INTERNATIONAL INC.

Date: August 14, 2015	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2015	/s/Rick Etskovitz
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