Form 10-Q
period 2015-09-30
ASTEA INTERNATIONAL INC
filed 2015-11-16
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015
or

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
Yes           No   X

As of November 12, 2015, 3,587,299 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.                     CONSOLIDATED FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015 (Unaudited)	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,317,000	$1,349,000
Investments available for sale	13,000	13,000
Receivables, net of reserves of $68,000 (unaudited) and $73,000, respectively	5,805,000	4,084,000
Prepaid expenses and other current assets	430,000	488,000
Total current assets	7,565,000	5,934,000

Property and equipment, net	173,000	176,000
Intangibles, net	-	96,000
Capitalized software, net	3,202,000	4,697,000
Goodwill	1,538,000	1,538,000
Restricted cash	129,000	126,000
Other long-term assets	98,000	98,000

Total assets	$12,705,000	$12,665,000
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Line of credit from director/officer, current	$-	$150,000
Accounts payable and accrued expenses	2,613,000	2,130,000
Deferred revenues	8,167,000	8,179,000
Total current liabilities	10,780,000	10,459,000

Long-term liabilities:
Line of credit from Silicon Valley Bank	1,426,000	1,004,000
Long-term accrued expenses	266,000	213,000
Deferred tax liability	403,000	374,000
Deferred revenues	2,307,000	394,000
Total long-term liabilities	4,402,000	1,985,000

Commitments and contingencies

Stockholders’(deficit) equity:
Convertible preferred stock, $.01 par value, shares authorized 5,000,000:
Series A issued and outstanding 826,000	8,000	8,000
Series B issued and outstanding 797,000	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,629,000; outstanding 3,587,000	36,000	36,000
Additional paid-in-capital	32,490,000	32,716,000
Accumulated other comprehensive loss	(949,000)	(858,000)
Accumulated deficit	(33,862,000)	(31,481,000)
Less: Treasury stock at cost, 42,000 shares	(208,000)	(208,000)
Total stockholders’ (deficit) equity	(2,477,000)	221,000
Total liabilities and stockholders’ (deficit) equity	$12,705,000	$12,665,000

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Revenues:
Software license fees	$589,000	$884,000	$3,908,000	$2,534,000
Subscriptions	299,000	260,000	789,000	527,000
Services and maintenance	4,340,000	3,971,000	12,930,000	12,190,000
Total revenues	5,228,000	5,115,000	17,627,000	15,251,000
Costs of revenues:
Cost of software license fees	1,131,000	978,000	3,339,000	2,645,000
Cost of subscriptions, services and maintenance	3,220,000	2,820,000	9,840,000	8,642,000
Total cost of revenues	4,351,000	3,798,000	13,179,000	11,287,000
Gross profit	877,000	1,317,000	4,448,000	3,964,000
Operating Expenses:
Product development	267,000	365,000	1,123,000	1,086,000
Sales and marketing	994,000	919,000	3,112,000	3,004,000
General and administrative	804,000	769,000	2,372,000	2,525,000
Total operating expenses	2,065,000	2,053,000	6,607,000	6,615,000
Loss from operations	(1,188,000)	(736,000)	(2,159,000)	(2,651,000)
Interest expense, net	(44,000)	(24,000)	(117,000)	(99,000)
Loss before income taxes	(1,232,000)	(760,000)	(2,276,000)	(2,750,000)
Income tax expense	83,000	35,000	105,000	58,000
Net loss	(1,315,000)	(795,000)	(2,381,000)	(2,808,000)
Preferred dividend	125,000	110,000	375,000	260,000
Net loss available to common stockholders	$(1,440,000)	$(905,000)	$(2,756,000)	$(3,068,000)

Basic and diluted loss per share available to common stockholders	$(0.40)	$(0.25)	$(0.77)	$(0.86)

Weighted average shares outstanding used in computing basic and diluted loss per common share	3,587,000	3,587,000	3,587,000	3,587,000

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss	$(1,315,000)	$(795,000)	$(2,381,000)	$(2,808,000)
Other comprehensive loss:
Foreign currency translation adjustment	(42,000)	65,000	(91,000)	(39,000)
Change in unrealized loss on available for sale investments	-	(1,000)	-	(1,000)

Comprehensive loss	$(1,357,000)	$(731,000)	$(2,472,000)	$(2,848,000)

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

	Series A convertible preferred stock	Series B convertible preferred stock	Common stock	Additional Paid-in- capital	Accumulated other compre- hensive loss	Accumulated deficit	Treasury stock	Total stockholders’ equity (deficit)
Balances at December 31, 2014	$8,000	$8,000	$36,000	$32,716,000	$(858,000)	$(31,481,000)	$(208,000)	$221,000
Net loss	—	—	—	—	—	(2,381,000)	—	(2,381,000)

Series A and B preferred dividends	—	—	—	(375,000)	—	—	—	(375,000)

Amortization of preferred stock dividend	—	—	—	45,000	—	—	—	45,000

Stock-based compensation	—	—	—	104,000	—	—	—	104,000

Other comprehensive loss	—	—	—	—	(91,000)	—	—	(91,000)

Balances at September 30, 2015	$8,000	$8,000	$36,000	$32,490,000	$(949,000)	$(33,862,000)	$(208,000)	$(2,477,000)

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,381,000)	$(2,808,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,393,000	2,817,000
Decrease in allowance for doubtful accounts	(5,000)	(38,000)
Stock-based compensation	104,000	116,000
Deferred income tax	30,000	35,000
Changes in operating assets and liabilities:
Receivables	(1,685,000)	(502,000)
Prepaid expenses and other	60,000	(7,000)
Accounts payable and accrued expenses	525,000	(275,000)
Deferred revenues	1,892,000	2,080,000
Other assets	-	2,000
Net cash provided by operating activities	1,933,000	1,420,000
Cash flows from investing activities:
Proceeds from sale of short term investments	-	10,000
Purchases of property and equipment	(75,000)	(55,000)
Capitalized software development costs	(1,723,000)	(1,895,000)
Decrease (increase) in restricted cash	(4,000)	2,000
Net cash used in investing activities	(1,802,000)	(1,938,000)

Cash flows from financing activities:
Dividend payments on preferred stock	(330,000)	(150,000)
Repayment on line of credit from director/officer	(150,000)	(250,000)
Proceeds from line of credit from director/officer	-	400,000
Proceeds from line of credit from Silicon Valley Bank	822,000	1,630,000
Repayment on line of credit from Silicon Valley Bank	(400,000)	(1,011,000)
Deferred financing costs	-	(103,000)
Net cash (used in) provided by financing activities	(58,000)	516,000
Effect of exchange rate changes on cash	(105,000)	(2,000)
Net decrease in cash and cash equivalents	(32,000)	(4,000)
Cash and cash equivalents, beginning of period	1,349,000	1,111,000
Cash and cash equivalents, end of period	$1,317,000	$1,107,000

Supplemental schedule of non-cash activities:
Issuance of preferred stock (Series B)	$-	$2,000,000
Cancellation of line of credit from director/officer	$-	$(2,000,000)

See accompanying notes to the unaudited consolidated financial statements.

Item 1.                      CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The consolidated financial statements at September 30, 2015 and for the nine month periods ended September 2015 and 2014 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest annual report (Form 10-K) and our Form 10-Q’s for the quarters ended June 30, 2014, September 30, 2014, March 31, 2015 and June 30, 2015. The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2015.

Reclassification

Certain reclassifications to the statement of operations, related to subscription revenues, were made to prior period financial statements to conform to the current presentation.

Correction of an Immaterial Error

The Company identified an immaterial error related to its classification on the consolidated balance sheet for an accrued liability that is due more than a year after the balance sheet date. The Company determined that in accounting for this accrued liability, it did not properly classify it in long-term liabilities on the consolidated balance sheet as of December 31, 2014.  The Company reviewed the impact of this error on the prior periods in accordance with SEC guidelines on materiality of the error from a qualitative and quantitative perspective and determined that the error was not material to the prior period consolidated financial statements.  However, the Company has corrected the balance sheet for the year ended December 31, 2014 by increasing the long-term accrued expenses and decreasing the accounts payable and accrued expenses in current liabilities by $213,000.  The impact of the error increased our working capital ratio from .56:1 to .57:1 as of December 31, 2014.  In addition, the error had no impact on our bank covenants as of December 31, 2014.

Operating Matters and Liquidity

The Company has a history of net losses.  In the nine months ended September 30, 2015, the Company generated a net loss of $2,381,000 compared to a net loss of $2,808,000 generated in the same period in 2014.  Further, at September 30, 2015, the Company had a working capital ratio of .70:1, with cash and cash equivalents and investments available for sale of $1,330,000.  Moreover, the Company expects to continue to incur additional operating expenses for research and development and invest in software development costs to achieve its projected revenue growth.  We continually evaluate our operating cash flows which can vary subject to the actual timing of expected new sales compared to our expectations of those sales and are sensitive to many factors, including changes in working capital and our net loss.  The Company believes that it has sufficient cash to meet its anticipated operating cash needs for at least the next 12 months. However, projections of future cash needs and cash flows are subject to substantial uncertainty.   Because the Company added a subscription-based software delivery model, it was determined that the Company needed additional liquidity. Accordingly, in 2014, the Company entered into a new line of credit agreement, and has an existing line of credit from its Chief Executive Officer, both of which are described in Note 6. As of September 30, 2015 the Company did not owe anything against the line of credit from its Chief Executive Officer and $1,426,000 against the line of credit from Silicon Valley Bank (“SVB”).  The availability under the SVB line of credit is tied to a borrowing base formula that is based on 80% of the Company’s eligible domestic accounts receivable. As of September 30, 2015, the availability under the line of credit was $574,000.  The CEO has committed to support the Company financially for up to $1,000,000 through April 1, 2016.  The Company has projected revenues for 2015 and 2016 that management believes will provide sufficient funds to sustain its continuing operations for at least the next twelve months.

The Company was in compliance with the covenants for both lines of credit with the Chief Executive Officer and SVB as of September 30, 2015.

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

In August 2014, FASB issued Preparation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Presentation of Financial Statements--Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations and management anticipates this update will not have a material impact on our consolidated financial statements.

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
3.
Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The inputs reflect the Company’s assumptions about the assumptions a market participant would use in pricing the assets.

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses at face value approximate fair value because of the short-term nature of these instruments.

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

On September 30, 2015 and December 31, 2014, the fair value for all of the Company’s investments was determined based upon quoted prices in active markets for identical assets (Level 1).

The carrying amount, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by major security type and class of security at September 30, 2015 and December 31, 2014 were as follows:

	Aggregate cost basis	Gross unrealized holding gains	Gross unrealized holding (losses)	Aggregate fair value
At September 30, 2015
Available-for-sale:
Mutual Funds	$13,000	$-	$-	$13,000
At December 31, 2014
Available-for-sale:
Mutual Funds	$13,000	$-	$-	$13,000

The aggregate fair value of mutual funds as of September 30, 2015 and December 31, 2014 was $13,000. As of September 30, 2015 and December 31, 2014, there were no mutual funds that had unrealized losses.  The mutual funds contain investments that seek a high level of current income. The funds normally invest at least 80% of net assets, plus the amount of any borrowings for investment purposes, in floating or adjustable rate senior loans of any maturity or credit quality, including those rated below investment grade or determined by the fund's advisor to be of comparable quality.

6.              LINE OF CREDIT

Line of Credit from Director/ Officer-Related Party Transaction

On May 29, 2013, the Company entered into a Revolving Loan Agreement and associated Revolving Promissory Note (collectively the “Loan Documents”) with Zack Bergreen, the Company’s Chief Executive Officer.  Pursuant to the Loan Documents, Mr. Bergreen provided an unsecured $2,000,000 revolving line of credit to the Company (the “Line of Credit”).  Amounts outstanding under the Line of Credit bear interest at a rate of 7% per annum, with interest payable monthly.  The original maturity date of the Line of Credit was May 29, 2015.   The Company was permitted to pay all amounts outstanding and terminate the Loan Documents prior to that time without any penalties.  The Loan Documents contained customary covenants, default and other provisions.  The Loan Documents were negotiated and approved by the Audit Committee of the Company’s Board of Directors.  Borrowings under the Line of Credit were subject to the Audit Committee’s approval.   On March 27, 2014 the Company amended its original Loan Documents with Mr. Bergreen.  Pursuant to the amended Loan Documents, Mr. Bergreen provided an additional $1,000,000 unsecured revolving line of credit to the Company to increase the total available line of credit to $3,000,000.   No other terms or conditions to the original agreement were changed.  On June 20, 2014, the Company converted $2,000,000 of outstanding principal owed to Mr. Bergreen under the Loan Documents in exchange for 797,000 shares of Series B Preferred Stock (see Note 8).  In addition, during the second quarter of 2014, the Company repaid $250,000 of principal against the line of credit owed to Mr. Bergreen.  On May 28, 2015, the Company amended the original loan agreement maturity date to be October 1, 2015 and maximum principal amount to $150,000.  As of September 30, 2015 and December 31, 2014, the Company owed $0 and $150,000, respectively, against the line of credit. The Company incurred $10,000 and $81,000 of interest expense on this line of credit for the nine months ended September 30, 2015 and 2014, respectively.  The Company was in compliance with the covenants of this agreement as of September 30, 2015 and December 31, 2014.

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

As of September 30, 2015 and December 31, 2014, the Company borrowed $1,426,000 and $1,004,000, respectively, against the Revolving Facility and classified it as a long-term liability on the balance sheet. The Company incurred $107,000 and $20,000 of interest expense to SVB for the nine months ended September 30, 2015 and  2014,  respectively. As of September 30, 2015, the availability under the line of credit was $574,000.  The Company was in compliance with the covenants of this agreement as of September 30, 2015 and December 31, 2014.

7.                            INCOME TAX

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

The Company’s policy for recording interest and penalties associated with income taxes is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the first nine months of 2015 and 2014, there was no interest or penalties related to income taxes.

Income tax expense is comprised of a permanent tax difference for goodwill and income tax on Israeli operations. At September 30, 2015, the Company maintained a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of future taxable income.

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

Under the Company’s stock option plans, option awards generally vest over a four-year period of continuous service and have a 10 year contractual term.  The fair value of each option is amortized on a straight-line basis over the option’s vesting period.

As of September 30, 2015, the total unrecognized compensation cost related to non-vested options amounted to $200,000, which is expected to be recognized over the options’ average remaining vesting period of 2.56 years.  No income tax benefit was realized by the Company in the nine months ended September 30, 2015 or 2014 related to stock options.

There were 136,000 and 110,000 options granted during the first nine months of 2015 and 2014, respectively.  Activity under the Company’s stock option plans for the nine months ended September 30, 2015 is as follows:

	OPTIONS OUTSTANDING
	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2014	689,000	$3.77
Granted	136,000	1.36
Canceled	(43,000)	3.04
Expired	(54,000)	7.57
Balance, September 30, 2015	728,000	$3.06

The following table summarizes outstanding options under the Company’s stock option plans as of September 30, 2015:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	728,000	$3.06	5.77	$208,000

Vested and Exercisable	467,000	$3.62	4.12	$26,000

Options Vested and Expected to Vest	652,000	$3.20	5.39	$143,000

Convertible Preferred Stock

Series A

On September 24, 2008 the Company issued 826,000 shares of Series-A Convertible Preferred Stock (“Series A Preferred Stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, and if, declared by the Company’s Board of Directors, quarterly in arrears. The Company incurred $225,000 in Series-A preferred stock dividend expense for the nine months ended September 30, 2015.

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

The Company reports the Series B Preferred Stock on the Company’s consolidated balance sheet within stockholders’ (deficit) equity at the amount of net proceeds received less an imputed dividend cost. The imputed dividend cost of $110,000 was the result of the preferred stock having a dividend rate during the first two years after its issuance (7%) that is lower than the rate that becomes fixed (10%) after the initial two year period. The imputed dividend cost of $110,000 will be amortized over a two-year period from the date of issuance and is based upon the present value of the dividend discount using a 10% yield. The Company amortized $45,000 related to the imputed dividend cost for the nine months ended September 30, 2015. The Company incurred $150,000 in Series B preferred stock dividend expense for the nine months ended September 30, 2015.

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

The Company had net loss allocable to common stockholders for the three and nine months ended September 30, 2015 and 2014.  Loss per share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss available to common shareholders	$(1,440,000)	$(905,000)	$(2,756,000)	$(3,068,000)
Denominator:
Weighted average shares used to compute net loss available to common shareholders per common share basic and dilutive	3,587,000	3,587,000	3,587,000	3,587,000
Basic and dilutive net loss per share to common shareholder	$(0.40)	$(0.25)	$(0.77)	$(0.86)

All options outstanding to purchase shares of common stock and shares of common stock issuable on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation for the three and nine months ended September 30, 2015 and 2014, as the inclusion of these options and shares would have been antidilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Software license fees
United States	$322,000	$404,000	$2,659,000	$1,271,000

Total United States software license fees	322,000	404,000	2,659,000	1,271,000
Europe	241,000	465,000	1,043,000	943,000
Asia Pacific	26,000	15,000	206,000	320,000

Total foreign software license fees revenue	267,000	480,000	1,249,000	1,263,000

Total software license fees	589,000	884,000	3,908,000	2,534,000
Subscriptions
United States	188,000	136,000	551,000	403,000

Total United States subscriptions	188,000	136,000	551,000	403,000
Europe	6,000	-	15,000	-
Asia Pacific	105,000	124,000	223,000	124,000

Total foreign subscriptions	111,000	124,000	238,000	124,000

Total subscription revenue	299,000	260,000	789,000	527,000
Services and maintenance
United States	2,908,000	2,374,000	8,451,000	7,457,000
Total United States services and
maintenance revenue	2,908,000	2,374,000	8,451,000	7,457,000
Europe	740,000	848,000	2,179,000	2,561,000
Asia Pacific	692,000	749,000	2,300,000	2,172,000
Total foreign services and
maintenance revenue	1,432,000	1,597,000	4,479,000	4,733,000
Total services and maintenance revenue	4,340,000	3,971,000	12,930,000	12,190,000

Total revenue	$5,228,000	$5,115,000	$17,627,000	$15,251,000

Net loss
United States	$(982,000)	$(400,000)	$(911,000)	$(1,602,000)
Europe	(325,000)	(94,000)	(1,230,000)	(167,000)
Asia Pacific	(8,000)	(301,000)	(240,000)	(1,039,000)

Net loss	$(1,315,000)	$(795,000)	$(2,381,000)	$(2,808,000)

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We believe that our accounting estimates used in applying our revenue recognition are critical because:

·	the determination that it is probable that the customer will pay for the products and services purchased is inherently judgmental;
·	the allocation of proceeds to certain elements in multiple-element arrangements is complex;
·	the determination of whether a service is essential to the functionality of the software is complex;
·	establishing company-specific fair values of elements in multiple-element arrangements requires adjustments from time-to-time to reflect recent prices charged when each element is sold separately; and
·	the determination of the stage of completion for certain consulting arrangements is complex.

Changes in the aforementioned items could have a material effect on the type and timing of revenue recognized.

For the nine months ended September 30, 2015 and 2014, the Company recognized $17,627,000 and $15,251,000 respectively, of revenue related to software license fees, subscription revenue, and services and maintenance

We present taxes assessed by a governmental authority including sales, use, value added and excise taxes on a net basis and therefore the presentation of these taxes is excluded from our revenues and is included in accrued expenses in the accompanying consolidated balance sheets until such amounts are remitted to the taxing authority.

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

Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues (current and future revenues) or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances had occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the estimated future revenues of each product. As of September 30, 2015, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

During the fourth quarter of 2014, the Company completed the step one testing for goodwill impairment.  In addition, the Company evaluated other business factors, including analysis of macroeconomic conditions, the current business environment and changes in the operations of the business unit. Based upon the results of the step one testing, the Company concluded that no impairment existed as of December 31, 2014. The Company determined there was no triggering event at September 30, 2015 which would require an impairment analysis.

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

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expenses.  Such amounts were not material for the first nine months of 2015 and 2014 and did not have a material impact on our financial position.

Currency Translation

Our international subsidiaries and branch operations translate the assets and liabilities of our international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of our international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment and reported in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity. Transaction exchange gains and losses are included in general and administrative expenses which include transaction loss of $83,000 and $43,000 for the nine months ended September 30, 2015 and 2014, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss, unrealized (loss) gains on investments available for sale and foreign currency translation adjustments. The effects are presented in the accompanying Consolidated Statements of Comprehensive Loss.

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

Revenues

Total revenues increased by $113,000 or 2% to $5,228,000 for the three months ended September 30, 2015 from $5,115,000 for the three months ended September 30, 2014.  Software license fee revenues decreased $295,000, or 33%, from the same period last year. Subscription revenues increased $39,000 or 15% to $299,000 from $260,000 from the same quarter in 2014. Services and maintenance revenue for the three months ended September 30, 2015 increased $369,000 or 9% from the same quarter in 2014.

Software license fee revenues decreased 33% to $589,000 in the third quarter of 2015 from $884,000 in the third quarter of 2014.  Astea Alliance license revenues decreased $238,000 or 29%, to $589,000 in the third quarter of 2015 from $827,000 in the third quarter of 2014. The decrease was primarily due to lower sales in Europe.  There was no FieldCentrix license fee revenue in the third quarter of 2015 compared to $57,000 in the third quarter of 2014. There were no new customers in 2015 or 2014 for FieldCentrix as license revenues in the third quarter of 2014 consisted of sales of additional licenses to existing customers.

Subscription revenue increased 15% to $299,000 in the third quarter of 2015 from $260,000 in the third quarter of 2014.  The increase resulted from the addition of hosted customers who went live during the first nine months of 2015, which allowed the Company to recognize the revenue.  The Company continues to add new hosting customers.  Even though the Company signed several new Software as a Service (SaaS) customers in 2015, revenue may not be recognized until the customers go-live.

Services and maintenance revenues increased by 9% to $4,340,000 in the third quarter of 2015 compared to $3,971,000 in the third quarter of 2014.  Astea Alliance service and maintenance revenues increased by $429,000 or 13% compared to the third quarter of 2014. The increase was mainly attributable to the services resulting from license sales in prior quarters in the U.S. and Australia and a slight decrease in maintenance revenues in Japan, partially offset by the deferral of new subscription based implementation services in the US, Europe and Australia which may not be recognized until the customer goes live.  At the time hosted customers go-live, the deferred services revenue will be recognized ratably over the remaining life of the initial contract as the Company does not have a history of renewals for hosting customers. Service and maintenance revenues generated by FieldCentrix decreased by $61,000 or 9% to $622,000 in the third quarter of 2015 compared to $683,000 during the same period in 2014.  The decrease is due to a decrease in maintenance revenue resulting from conversion of certain customers to the hosting platform.

Costs of Revenues

Cost of software license fees increased 16% to $1,131,000 in the third quarter of 2015 from $978,000 in the third quarter of 2014.  Included in the cost of software license fees are the costs of capitalized software amortization.  It also includes the cost of all third party software embedded in the Company’s software licenses which are sold to customers.  Amortization of capitalized software development costs was $1,088,000 for third quarter of 2015 compared to $955,000 for the same quarter in 2014. This increase resulted from the amortization of Version 12 that was released at the end of February 2015 and Version 12.5 that was released in August 2015, as well as amortization related to version 11.0 and 11.5. The gross margin percentage on software license sales was (92%) in the third quarter of 2015 compared to (11%) in the third quarter of 2014.  The deterioration of the license margin resulted primarily from the decrease in license revenue in 2015 along with an increase in amortization of capitalized software.

Cost of subscriptions, services and maintenance increased 14% to $3,220,000 in the third quarter of 2015 from $2,820,000 in the third quarter of 2014. The increase in cost of subscriptions, service and maintenance is mainly attributed to increased headcount, travel expenses and hosting costs from a growing customer base, offset by a decrease in the use of outside consultants both in the U.S. and European locations.  The gross margin percentage was 30% in the third quarter of 2015 compared to 33% in the third quarter of 2014.  The decrease in subscriptions, services and maintenance gross margin was primarily due to the increase in subscriptions costs which are recognized as incurred although revenue is deferred until the implementation project is completed. The margins on hosting can vary depending on the mix of professional services performed on hosted customers compared to on-premise customers.  In both situations, cost of services reflects all costs incurred during the period.  However, revenue from professional services performed for the implementation of a hosted customer is deferred until the customer goes live while the revenue generated from an on-premise customer is recognized when work is performed.  Accordingly, on services revenue from implementations of hosted customers, there is a mismatch of professional services expenses being recognized, while the related revenue is deferred.  There was an increased percentage of professional services work performed on hosted customers in the quarter ended September 30, 2015 compared to the same quarter last year.

Gross Profit

Gross profit decreased 33% to $877,000 in the third quarter of 2015 from $1,317,000 in the third quarter of 2014 due to a decrease in software license fee revenue and an increase in amortization of capitalized software and cost of subscriptions.

As a percentage of revenue, gross profit in the third quarter of 2015 was 17% compared to 26% in the third quarter of 2014. The quarter-over-quarter decrease in gross profit was largely driven by the increase in software amortization and cost of hosting, partially offset by an increase in total revenue.

Operating Expenses

Product Development

Product development expenses decreased 27%, or $98,000, to $267,000 in the third quarter of 2015 from $365,000 in the third quarter of 2014.   Fluctuations in product development expense from period to period may result from the amount of product development expense that is capitalized.  Development costs of $700,000 were capitalized in the third quarter of 2015 compared to $605,000 during the same period in 2014.  Gross product development expense was $967,000 in the quarter ended September 30, 2015 which is slight decrease of $3,000 over the same quarter in 2014.  Product development expense as a percentage of revenues was 5% and 7% for the quarters ended September 30, 2015 and 2014, respectively.

Sales and Marketing

Sales and marketing expense increased 8% to $994,000 in the third quarter of 2015 from $919,000 in the third quarter of 2014.  The increase in sales and marketing expense is attributable to an increase in marketing cost for Webinars and trade shows in all regions during the third quarter of 2015 partially offset by a decrease in sales cost due to lower commissions.   The Company remains diligent on controlling its marketing expenses, but strategically continues to focus on expanding its market presence through intensified marketing efforts to increase awareness of the Company’s products.  This occurs through the use of Webinars on topics relevant to the vertical industries in which the Company operates, attendance at selected trade shows in our major market regions, and increased efforts in lead generation to assist our its sales force.  As a percentage of revenues, sales and marketing expense was 19% in the quarter ended September 30, 2015 compared to 18% in the same period of 2014, due to the increase in marketing costs.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company’s status as a public company. General and administrative expenses increased 5% to $804,000 during the third quarter of 2015 from $769,000 in the third quarter of 2014.  In 2015, the Company incurred an increase in currency exchange losses as the dollar continued to strengthen compared to the European and Asia Pacific currencies.  Those increased exchange losses were partially offset by the elimination of costs incurred in the third quarter of 2014 for outside consulting and legal costs associated with the NASDAQ listing requirements.   The Company remains focused on monitoring its overall operating costs to be in line with the needs of the Company.  As a percentage of revenue, general and administrative expenses was 15% in the third quarter of 2015 and 2014.

Interest Expense, Net

Net interest expense was $44,000 in the third quarter of 2015 compared to $24,000 in the third quarter of 2014. The Company incurred interest expense resulting from borrowing against its line of credit with the CEO and SVB Bank. The increase year over year is due to a higher level of borrowings in the third quarter of 2015 compared to the third quarter of 2014 for the line of credit with SVB partially offset by a decrease in interest expense from the CEO as the line of credit was paid off as of September 30, 2015. As of September 30, 2015 and 2014, the Company’s investments consisted of mutual funds. Interest income from investments has decreased in both the third quarters of 2015 and 2014 due to the amount of investments.

Income Tax Expense

The Company recorded income tax expense of $83,000 during the third quarter of 2015 compared to $35,000 during the same quarter in 2014. The increase in tax expense is attributed primarily to an increase in income taxes related to the Company's operations in Israel.

International Operations

The Company’s international operations contributed revenues of $1,810,000 in the third quarter of 2015 compared to $2,201,000 the third quarter of 2014.  Revenues from international operations amounted to 35% of the total Company revenue for the third quarter in 2015, compared to 43% of total revenues for the same quarter in 2014.   The slight decrease in international revenues compared to the same period in 2014 is due to a decrease in revenues from both Europe and Japan, partially offset by increases in Australia.   Revenue in Europe and Australia is expected to increase as more customers go live on SAAS related projects.

Net Loss

Net loss in the third quarter of 2015 was $1,315,000 compared to a net loss of $795,000 in the third quarter of 2014. The increase in net loss was primarily related to decreased software license fee revenues and increased operating expenses and costs of revenues partially offset by increase in subscription, services and maintenance revenues.

Comparison of Nine Months Ended September 30, 2015 and 2014

Revenues

Revenues increased $2,376,000, or 16%, to $17,627,000 for the nine months ended September 30, 2015 from $15,251,000 for the nine months ended September 30, 2014.  Software license revenues increased 54% from the same period last year. Subscription revenue increased 50% from the same period last year.  Service and maintenance revenues for the nine months ended September 30, 2015 amounted to $12,930,000, a 6% increase from the same period in 2014.

Software license fees revenue increased 54% to $3,908,000 in the first nine months of 2015 from $2,534,000 in the first nine months of 2014.  Astea Alliance license revenues increased $1,429,000 to $3,884,000 or 58% from $2,455,000 in the first nine months of 2014. The increase resulted mainly from an increase in Astea license sales in the U.S., partially offset by a decrease in license sales in Japan.

Subscription revenue increased 50% to $789,000 in the first nine months of 2015 from $527,000 in the first nine months of 2014. The increase was due to completion of the implementation process for customers going live on the SaaS solution and therefore being able to recognize the related hosting revenue over the remaining life of the contract.  Revenue for subscription services may not be recognized until the customers go-live. The implementation period is generally expected to range between 3 to 8 months. Once the customer goes live on the SaaS solution, the revenue will then be recognized ratably over the remaining initial contractual period, as the Company does not have a history of renewals for hosting customers.

Services and maintenance revenues increased 6% to $12,930,000 in the first nine months of 2015 from $12,190,000 in the first nine months of 2014. Astea Alliance service and maintenance revenues were $11,027,000 for the first nine months of 2015, an increase of 10% from $10,024,000 in Alliance service and maintenance revenue for the nine months ended September 30, 2014. The increase was attributable to an increase in new implementation projects in the U.S. resulting from U.S.  license sales and Australian SaaS sales, which generated additional revenue as more projects went live, partially offset by the deferral of new subscription based implementation services in the US, Europe and Australia, which may not be recognized until the customer goes live.   In addition, there was a slight decrease in maintenance revenues resulting from new perpetual licenses.  At the time that these customers go-live, the deferred services revenue will be recognized ratably over the remaining life of the initial contract. Service and maintenance revenues generated by FieldCentrix decreased by $263,000 or 12% to $1,903,000 in the first nine months of 2015 compared to $2,166,000 during the same period in 2014.  The decrease in service and maintenance revenue is due to a reduction in maintenance revenues as certain customers’ transition from FieldCentrix to Alliance.

Costs of Revenues

Cost of software license fees increased 26% to $3,339,000 in the first nine months of 2015 from $2,645,000 in the first nine months of 2014.  The primary cost included in the cost of software license fees are the costs of capitalized software amortization and amortization of software acquired from FieldCentrix. It also includes the cost of all third party software embedded in the Company’s software licenses which are sold to customers.  Amortization of capitalized software development costs was $3,209,000 for the nine months ended September 30, 2015 compared to $2,561,000, an increase of 25% over the same period in 2014. This increase resulted from the amortization of Version 12 and Version 12.5 that was released in 2015 along with amortization of versions 11.0 and 11.5.  The gross margin percentage on software licenses was 15% in the first nine months of 2015 and (4%) in the first nine months of 2014. The increase in gross margin is a reflection of the increased license revenue, partially offset by an increase in amortization.

Cost of subscription, services and maintenance increased 14% to $9,840,000 in the first nine months of 2015 from $8,642,000 in the first nine months of 2014.  The increase in cost of subscription, service and maintenance is attributed primarily to increases in headcount in Europe, travel expenses in all regions and hosting costs from a growing customer base offset by a decrease in the use of outside consultants in the U.S. and European locations.  The subscription, services and maintenance gross margin percentage was 28% and 32% in the first nine months of 2015 and 2014, respectively.

Gross Profit

Gross profit increased 12% to $4,448,000 in the first nine months of 2015 from $3,964,000 in the first nine months of 2014.  As a percentage of revenue, gross profit was 25% in the first nine months of 2015 compared to 26% in the first nine months of 2014.  The year-over-year decrease in gross profit percentage was driven by the 16% increase in revenues, offset by a 17% increase in costs of revenues.  The increase in costs of revenues resulted primarily from increased amortization of capitalized software, which is included in the cost of license fees, and increases in the cost of subscriptions, which resulted from increases in the number of users.

Operating Expenses

Product Development

Product development expense increased 3% to $1,123,000 in the first nine months of 2015 from $1,086,000 in the first nine months of 2014.  The increase was due to a reduction in capitalized development expense in the first nine months of 2015 compared to the same quarter in 2014. Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Software development costs of $1,723,000 were capitalized in the first nine months of 2015 compared to $1,895,000 during the same period in 2014, a reduction of $172,000.  Gross development expense was $2,846,000 during the first nine months of 2015, a reduction of 5%, compared to $2,981,000 for the same period in 2014.  The decrease was primarily due to a decrease in the value of the Israeli shekel compared to the U.S. dollar.  Most of the Company’s development occurs in Israel.  Product development as a percentage of revenues was 6% in first nine months of 2015 compared to 7% in the first nine months of 2014.

Sales and Marketing

Sales and marketing expense increased 4% to $3,112,000 in the first nine months of 2015 from $3,004,000 in the first nine months of 2014. The increase in sales and marketing expense is attributable to an increase in sales headcount and commissions related to an increase in license revenue and increases in external marketing costs compared to the prior year. In the first nine months of 2015, the Company attended tradeshows in U.S., Europe and Australia. The Company continues to focus on expanding its market presence through intensified marketing efforts to increase awareness of the Company’s products, including SaaS and subscription services.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expenses was 18% in the first nine months of 2015 compared with 20% in the first nine months of 2014. The decrease in costs relative to revenues is due to increased revenues in the first nine months of 2015.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company’s status as a public company. General and administrative expenses decreased 6% to $2,372,000 in the first nine months of 2015 from $2,525,000 in the first nine months of 2014.  In the first nine months of 2014, the Company had engaged outside consultants and incurred legal fees associated with the Company’s failure to comply with the NASDAQ listing requirements and the conversion of the line of credit payable to Mr. Bergreen to Series B Preferred Stock,  partially offset by an increase in currency exchange losses resulting from the strengthening of the U.S. dollar relative to the British pound, Euro and Australian dollar which are recorded in general and administrative expense.  As a percentage of revenues, general and administrative expenses were 14% for the nine months ended September 30, 2015 and 17% in the first nine months of 2014. The decrease in costs relative to revenues is due to increased revenues in the first nine months of 2015 and lower costs. The Company remains focused on reducing its operating costs to be more in line with the size and needs of the Company.

Interest Expense, Net

Interest expense was $117,000 in the first nine months of 2015 compared to $99,000 of interest expense in the first nine months of 2014.  The Company has interest expense resulting from its line of credit with the director/officer and Silicon Valley Bank. As of September 30, 2015 and 2014, the Company’s investments consisted of mutual funds. Interest income from investments has decreased in both the nine months ended September 30, 2015 and 2014 due to decrease in investments over the past several years.

Income Tax Expense

The Company recorded income tax expense of $105,000 for the nine months ended September 30, 2015 compared to $58,000 for the nine months ended September 30, 2014.  The increase in income tax expense is primarily due to an increase in income taxes related to the Company's operations in Israel.

Net Loss

Net loss for the nine months ended September 30, 2015 was $2,381,000 compared to a net loss of $2,808,000 for the nine months ended September 30, 2014.  The decrease in the net loss of $427,000 is primarily the result of increase in all revenue areas, partially offset by an increase in amortization of capitalized software and increase of subscription, services, and maintenance costs.

Liquidity and Capital Resources

    Operating Activities

The Company generated $1,933,000 of cash from operating activities in the first nine months of 2015 compared to generating  $1,420,000 for the first nine months of 2014. The increase in operating cash flows of $513,000 was due to a decrease in the net loss of $427,000, an increase in accounts payable and accrued expense of $800,000, a decrease in prepaid of $67,000 and an increase in non-cash expenses of $592,000 offset by an increase in accounts receivable of $1,183,000 and a decrease in deferred revenue of $188,000.

    Investing Activities

The Company used $1,802,000 for investing activities in the first nine months of 2015 compared to $1,938,000 used in the first nine months of 2014. The decrease in cash used for investing activities of $136,000 is principally attributable to a decrease of $172,000 in capitalized software development costs partially offset by an increase of $20,000 in the purchase of property and equipment, a decrease in short-term investments sales of $10,000 and an increase in restricted cash of $6,000.

    Financing Activities

The Company used $58,000 in cash from financing activities in the first nine months of 2015 compared to generating $516,000 from investing activities, in the first nine months of 2014.  Payments of preferred stock dividends of $330,000 in 2015 were $180,000 higher than the same period in 2014 due to the issuance of the Series B convertible preferred stock in June 2014.  The Company borrowed $822,000 and repaid $400,000 from its SVB line of credit in the first nine months of 2015 compared to borrowing $1,630,000 and repaying $1,011,000 in the same period of 2014. In addition, in the first nine months of 2015 the Company repaid $150,000 on its line of credit with the director/officer compared to repaying $250,000 during the first nine months of 2014. The Company also incurred $103,000 in deferred financing costs in 2014 related to the SVB line of credit, which is being amortized to interest expense over the life of the line of credit.

The cash effect of exchange rates on the U.S. dollar related to most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, Euro, British pound sterling and Israel shekel, provided a decrease of $105,000 in 2015 compared to a decrease of $2,000 in 2014.

At September 30, 2015, the Company had a working capital ratio of approximately .70:1 compared to .57:1 at December 31, 2014. The Company had $1,330,000 in cash, cash equivalents and investments available for sale at September 30, 2015, compared to $1,362,000 at December 31, 2014.

The Company has projected revenues for 2015 and beyond that management believes will provide sufficient funds to sustain its continuing operations. However, in 2014, due to unanticipated delays in the signing of certain license agreements and the cash flow timing impact of the Company’s planned conversion to a subscription-based software delivery model it was determined that the Company needed additional liquidity. Accordingly, in 2014, the Company entered into a line of credit agreement, which is described in Note 6 of the financial statements. As of September 30, 2015, the Company repaid the line of credit from its Chief Executive Officer in full.  There is $1,426,000 outstanding against the line of credit from Silicon Valley Bank (“SVB”).  The availability under the line of credit is tied to a borrowing base formula that is based on 80% of the Company’s eligible domestic accounts receivable, and as of September 30, 2015, the availability under the line of credit was $574,000.    The CEO has committed to support the Company financially for up to $1,000,000 through April 1, 2016.

The Company was in compliance with the covenants for both lines of credit with the Chief Executive Officer and SVB as of September 30, 2015.   In the event the Company does not meet its covenants in 2015 and SVB does not extend a waiver or forbearance agreement, and the Company believes that it does not have adequate liquidity to operate, if necessary, the Company will implement a cost cutting plan that reduces all its expenditures to the appropriate level that matches its operating cash flows.

The Company does not plan any significant capital expenditures in 2015 other than to replace its existing capital equipment as it becomes obsolete. The Company’s plans for investment in product development are expected to be similar to prior years.

Based on the Company’s current cash forecast and cash on hand, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital into the fourth quarter of 2016.

   Off-Balance Sheet Arrangements

The Company is not involved in off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

·
The Company’s quarterly operating results have varied in the past, and may vary significantly in the future depending on factors such as the size, timing and recognition of revenue from significant orders, the timing of new product releases and product enhancements, and market acceptance of these new releases and enhancements, increases in operating expenses, and seasonality of its business.

·
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

Interest Rate Risk. At September 30, 2015, the Company’s debt consists of a line of credit with Silicon Valley Bank (“SVB”).  At September 30, 2015, our outstanding balance under the revolving credit facility with SVB was $1,426,000.  The line of credit with our director/officer was repaid in full and had a zero balance as of September 30, 2015.  At December 31, 2014, our outstanding lines of credit under the revolving credit facility with our Chief Executive Officer and SVB were $150,000 and $1,004,000, respectively. Our credit facility with SVB has a variable interest rate, which exposes us to interest rate risk.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency. For the nine months ended September 30, 2015, approximately 35% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to the Company’s results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4.                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASTEA INTERNATIONAL INC.

Date: November 16, 2015	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2015	/s/Rick Etskovitz
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