Form 10-Q
period 2016-03-31
ASTEA INTERNATIONAL INC
filed 2016-05-16
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          March 31, 2016
or

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
 Yes   X      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "accelerated filer", "large accelerated filer", "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange act.

 Large Accelerated filer __      Accelerated Filer __      Non-accelerated Filer       Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           No   X

As of May 11, 2016, 3,587,299 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016 (Unaudited)	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,533,000	$1,663,000
Investments available for sale	13,000	13,000
Accounts receivables, net of allowance of $68,000 (unaudited) and $68,000, respectively	5,195,000	5,597,000
Prepaid expenses and other current assets	524,000	368,000
Total current assets	7,265,000	7,641,000

Property and equipment, net	164,000	173,000
Capitalized software development costs, net	3,649,000	3,381,000
Restricted cash	79,000	128,000
Other long-term assets	134,000	98,000
Total assets	$11,291,000	$11,421,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	2,838,000	2,580,000
Deferred revenues	10,182,000	10,693,000
Total current liabilities	13,020,000	13,273,000

Long-term liabilities:
Line of credit from Silicon Valley Bank	1,326,000	1,374,000
Long-term accrued expenses	247,000	237,000
Deferred tax liability	37,000	29,000
Deferred revenues, net of current portion	2,079,000	1,045,000
Total long-term liabilities	3,689,000	2,685,000

Commitments and contingencies

Stockholders' deficit:
Convertible preferred stock, $.01 par value, shares authorized 5,000,000: Series A issued and outstanding 826,000 shares	8,000	8,000
Series B issued and outstanding 797,000 shares	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,629,000; outstanding 3,587,000 shares	36,000	36,000
Additional paid-in-capital	32,338,000	32,417,000
Accumulated deficit	(36,544,000)	(35,847,000)
Accumulated other comprehensive loss	(1,056,000)	(951,000)
Treasury stock at cost, 42,000 common shares	(208,000)	(208,000)
Total stockholders' deficit	(5,418,000)	(4,537,000)
Total liabilities and stockholders' deficit	$11,291,000	$11,421,000
See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2016	2015

Revenues:
Software license fees	$844,000	$1,140,000
Subscriptions	502,000	256,000
Services and maintenance	4,002,000	4,464,000
Total revenues	5,348,000	5,860,000
Costs of revenues:
Cost of software license fees	583,000	1,031,000
Cost of subscriptions	227,000	81,000
Cost of services and maintenance	3,191,000	3,090,000
Total cost of revenues	4,001,000	4,202,000

Gross profit	1,347,000	1,658,000
Operating expenses:
Product development	127,000	503,000
Sales and marketing	1,040,000	975,000
General and administrative	840,000	919,000
Total operating expenses	2,007,000	2,397,000

Loss from operations	(660,000)	(739,000)
Interest expense, net	25,000	42,000

Loss before income taxes	(685,000)	(781,000)
Income tax expense	12,000	12,000
Net loss	(697,000)	(793,000)
Preferred dividend	125,000	125,000
Net loss allocable/available to common stockholders	$(822,000)	$(918,000)

Basic and diluted loss per share available to common stockholders	$(0.23)	$(0.26)

Weighted average shares outstanding used in computing
basic and diluted loss per common share	3,587,000	3,587,000

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2016	2015

Net loss	$(697,000)	$(793,000)

Other comprehensive loss:
Foreign currency translation adjustment	(105,000)	(16,000)

Comprehensive loss	$(802,000)	$(809,000)

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Series A convertible preferred stock at par value	Series B convertible preferred stock at par value	Common stock	Additional paid-in- capital	Accumulated other compre- hensive loss	Accumulated deficit	Treasury stock	Total stockholders' deficit
Balances at December 31, 2015	$8,000	$8,000	$36,000	$32,417,000	$(951,000)	$(35,847,000)	$(208,000)	$(4,537,000)
Net loss	—	—	—	—	—	(697,000)	—	(697,000)

Series A and B preferred dividends	—	—	—	(125,000)	—	—	—	(125,000)

Amortization of preferred stock dividend	—	—	—	15,000	—	—	—	15,000

Stock-based compensation	—	—	—	31,000	—	—	—	31,000

Other comprehensive loss	—	—	—	—	(105,000)	—	—	(105,000)

Balances at March 31, 2016	$8,000	$8,000	$36,000	$32,338,000	$(1,056,000)	$(36,544,000)	$(208,000)	$(5,418,000)

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(697,000)	$(793,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	589,000	1,066,000
Amortization of deferred financing costs	6,000	19,000
Stock-based compensation	31,000	32,000
Deferred income tax	8,000	10,000
Changes in operating assets and liabilities:
Receivables	372,000	(1,515,000)
Prepaid expenses and other	(174,000)	(46,000)
Accounts payable and accrued expenses	245,000	640,000
Deferred revenues	508,000	883,000
Other assets	(37,000)	-
Net cash provided by operating activities	851,000	296,000
Cash flows from investing activities:
Purchases of property and equipment	(15,000)	(22,000)
Capitalized software development costs	(832,000)	(426,000)
Decrease in restricted cash	48,000	6,000
Net cash used in investing activities	(799,000)	(442,000)

Cash flows from financing activities:
Dividend payments on preferred stock	(110,000)	(110,000)
Payment on line of credit from Silicon Valley Bank	(48,000)	-
Proceeds on line of credit from Silicon Valley Bank	-	420,000
Deferred financing costs	(13,000)	-
Net cash (used in) provided by financing activities	(171,000)	310,000
Effect of exchange rate changes on cash	(11,000)	(124,000)
Net (decrease) increase in cash and cash equivalents	(130,000)	40,000
Cash and cash equivalents, beginning of period	1,663,000	1,349,000
Cash and cash equivalents, end of period	$1,533,000	$1,389,000

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The consolidated financial statements at March 31, 2016 and for the three month periods ended March 31, 2016 and 2015 of Astea International Inc. and subsidiaries ("Astea" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company's latest annual report (Form 10-K) and our Form 10-Q's for the quarters ended March 31, 2015, June 30, 2015, and September 30, 2015. The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2016.

Reclassification

Certain reclassifications to the statement of operations, related to subscription costs, were made to prior period financial statements to conform to the current presentation.

Operating Matters and Liquidity

The Company has a history of net losses.  In the first quarter of 2016, the Company generated a net loss of $697,000 compared to a net loss of $793,000 in the same quarter in 2015.  Further, at March 31, 2016, the Company had a working capital ratio of .56:1, with cash and cash equivalents and investments available for sale of $1,546,000.

The Company expects to continue to incur additional operating expenses for research and development and investment in software development to achieve its projected revenue growth.  We continually evaluate our operating cash flows which can vary subject to the actual timing of new sales closing compared to our projection of those sales closing and are sensitive to many factors, including changes in working capital and our net loss.  However, projections of future cash needs and cash flows are subject to substantial uncertainty.  As of March 31, 2016, the Company owed $1,326,000 against the line of credit from Silicon Valley Bank ("SVB").   The availability under the SVB line of credit is tied to a borrowing base formula that is based on 80% of the Company's eligible domestic accounts receivable. As of March 31, 2016, the availability under the line of credit was $427,000.  The Company has projected revenues that management believes will provide sufficient funds along with cash on hand and available borrowings under its line of credit to sustain its continuing operations for at least the next twelve months.

The Company does not plan any significant capital expenditures in 2016 other than to replace its existing capital equipment as it becomes obsolete. The Company's plans for investment in product development and capitalized software development costs are expected to be similar to prior years.

2.    NEW ACCOUNTING PRONOUNCEMENTS

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

Investments classified as available for sale are measured using quoted market prices multiplied by the quantity held where quoted market prices were available. The Company is currently invested in mutual funds. The aggregate fair value of mutual funds as of March 31, 2016 and 2015 was $13,000. The mutual funds are valued using Level 1 inputs and contain investments that seek high level of current income. There were no impairments of investments as of March 31, 2016 and 2015.

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

Financial instruments, which potentially subject the Company to credit risk, consist of cash equivalents and accounts receivable.  The Company's policy is to limit the amount of credit exposure to any one financial institution.  The Company places investments with financial institutions evaluated as being creditworthy, or investing in short-term money market funds which are exposed to minimal interest rate and credit risk.  Cash balances are maintained with several banks.  Certain operating accounts may exceed insured limits.

The Company sells its products to customers involved in a variety of industries including information technology, medical devices and diagnostic systems, industrial controls and instrumentation and retail systems.  While the Company does not require collateral from its customers, it does perform continuing credit evaluations of its customers' financial condition.

5.   LINE OF CREDIT FROM SILICON VALLEY BANK

On December 18, 2014, the Company and SVB amended and restated the Prior Loan Agreement (the "Loan Agreement") and established a new revolving credit facility for the Company in the principal amount of up to $2,000,000 (the "Revolving Facility").  Availability under the Revolving Facility is tied to a borrowing base formula that is based on 80% of the Company's eligible domestic accounts receivable.  Advances under the Revolving Facility (the "Advances") may be repaid and reborrowed in accordance with the Loan Agreement.   Interest, which is payable monthly, accrues on the unpaid principal balance of the Advances at a floating per annum rate equal to the greater of: (i) 2.25% above the prime rate (which may be reduced to 2.00% above the prime rate for every month in which the Company maintains an "adjusted quick ratio" of at least 1.50:1) or (ii) 5.25%; provided, that the minimum interest amount due per month shall not be less than $2,000.

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

Subject to certain exceptions, the Loan Modification Agreement contains covenants prohibiting the Company from, among other things: (a) conveying, selling, leasing, transferring or otherwise disposing of their properties or assets; (b) liquidating or dissolving; (c) engaging in any business other than the business currently engaged in or reasonably related thereto; (d) entering into any merger or consolidation, or acquiring all or substantially all of the capital stock or property of another entity; (e) becoming liable for any indebtedness; (f) allowing any lien or encumbrance on any of their property; and (g) paying any dividends (other than dividends on outstanding convertible preferred stock); and (i) making payment on subordinated debt.  Further, the Company must maintain a minimum "adjusted quick ratio," tested as of the last day of each month, of at least 1.25:1.00.  The adjusted quick ratio is the ratio of (a) the Company's consolidated, unrestricted cash plus net booked accounts receivable to (b) the Company's liabilities to SVB plus, without duplication, the aggregate amount of the Company's liabilities that mature within 1 year, minus the current portion of deferred revenue.

The Revolving Facility is secured by a first priority perfected security interest in substantially all of the assets of the Company, excluding the intellectual property of the Company.  The Loan Agreement contains a negative covenant prohibiting the Company from granting a security interest in their intellectual property to any party.

As of March 31, 2016 and December 31, 2015, the Company owed $1,326,000 and $1,374,000, respectively, against the Revolving Facility.  The Company incurred $26,000 and $38,000 of interest expense to SVB for the three months ended March 31, 2016 and 2015, respectively.  As of March 31, 2016, the availability under the line of credit was $427,000. The Company was in compliance with the covenants of the Loan Agreement as of March 31, 2016 and December 31, 2015.

6.    INCOME TAX

The Company has identified its federal tax return and its state returns in Pennsylvania and California as "major" tax jurisdictions.  Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2012 through 2015, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on a tax authority audit and does not anticipate any adjustments that will result in a material change to its financial position, results of operations or cash flows.

The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the first three months of 2016 and 2015, there was no interest or penalties related to uncertain tax positions.

At March 31, 2016, the Company maintained a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of the deferred tax assets due to the uncertainty of future taxable income.

7.     EQUITY PLANS

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

As of March 31, 2016, the total unrecognized compensation cost related to non-vested options amounted to $255,000, which is expected to be recognized over the options' average remaining vesting period of 2.80 years.

Under the Company's stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is amortized on a straight-line basis over the option's vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model.

There were 115,000 and 110,000 options granted during the three months ended March 31, 2016 and 2015, respectively.  Activity under the Company's stock option plans for the three months ended March 31, 2016 is as follows:

	OPTIONS OUTSTANDING
	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2015	738,000	$3.06
Granted	115,000	1.91
Forfeited	(10,000)	3.21
Balance, March 31, 2016	843,000	$2.90

The following table summarizes outstanding options under the Company's stock option plans as of March 31, 2016:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	843,000	$2.90	5.91	$61,000

Ending Vested and Exercisable	544,000	$3.44	4.19	$15,000

Options Vested and Expected to Vest	743,000	$3.04	5.46	$45,000

Convertible Preferred Stock

Series A

On September 24, 2008 the Company issued 826,000 shares of Series-A Convertible Preferred Stock ("Series A Preferred Stock") to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, and if, declared by the Company's Board of Directors, quarterly in arrears. The Company accrued $75,000 in Series-A preferred stock dividends for the three months ended March 31, 2016 and 2015.

The Series A Preferred Stock may be converted into common stock at the rate of one share of common for each share of Series A Preferred Stock. The Company has rights to cause conversion of all of the shares of Series A Preferred Stock outstanding. The Company may redeem, subject to board approval, all of the shares of Series A Preferred Stock then outstanding at a price equal to the greater of (i) 130% of the purchase price plus all accrued and unpaid dividends and (ii) the fair market value of such number of shares of common stock which the holder of the Series A Preferred Stock would be entitled to receive had the redeemed Series A Preferred Stock been converted immediately prior to the redemption. In the event of a liquidation of the Company, the holder of the Series A and (Series B) preferred stock shall be entitled to receive in preference to the holders of the common stock, the original amount invested in the preferred stock plus any declared but unpaid dividends.

The Company reports the Series A Preferred Stock on the Company's consolidated balance sheet within stockholders' deficit.

Series B

On June 20, 2014, the Company issued 797,000 of Series-B Convertible Preferred Stock ("Series B Preferred Stock") to its Chief Executive Officer at a price of $2.51 per share in exchange for the cancellation of $2,000,000 of outstanding principal owed to its Chief Executive Officer under a Revolving Promissory Note dated March 26, 2014.  The Audit Committee of the Board of Directors of the Company negotiated and unanimously approved the transaction.

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

The Series B Preferred Stock may be converted into shares of common stock on a one-to-one ratio, subject to customary anti-dilution provisions.  The Series B Preferred Stock pays a quarterly dividend, which accrues at an annual rate of 7%, subject to certain rate adjustments as provided for under the agreement, until June 20, 2016 and at an annual rate of 10% thereafter.  The Company's Chief Executive Officer may convert 100% of his shares of the Series B Preferred Stock into shares of common stock.  Following June 20, 2016, each and every then outstanding share of Series B Preferred Stock is subject to mandatory and automatic conversion into shares of common stock if the closing price of the common stock as reported by the principal exchange or quotation system on which such common stock is traded or reported exceeds 300% of the then current conversion price for 30 consecutive trading days.  The Company may redeem all of the outstanding shares of the Series B Preferred Stock issued at a price per share equal to 300% of the purchase price.  The Series B Preferred Stock ranks senior to the common stock and on parity with the Company's Series A Preferred Stock.  In the event of a liquidation of the Company, the holder of the Series B and Series A Preferred Stock shall be entitled to receive in preference to the holders of the common stock, the original amount invested in the preferred stock plus any unpaid and accrued dividends.  Preferred stock dividends on the Series B are declared quarterly by the Board of Directors.

The Company reports the Series B Preferred Stock on the Company's consolidated balance sheet within stockholders' (deficit) equity at the amount of net proceeds received less an imputed dividend cost. The imputed dividend cost of $110,000 was the result of the preferred stock having a dividend rate during the first two years after its issuance (7%) that is lower than the rate that becomes fixed (10%) after the initial two year period. The imputed dividend cost of $110,000 is being amortized over the first two years from the date of issuance and is based upon the present value of the dividend discount using a 10% yield. The Company amortized $15,000 related to the imputed dividend cost for each of the three months ended March 31, 2016 and 2015.  The Company accrued $35,000 in Series B Preferred Stock dividends for the three months ended March 31, 2016 and 2015.

8.     LOSS PER SHARE

Loss per share is computed on the basis of the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted loss per share, shares outstanding are adjusted to assume conversion of the Company's non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic loss per share, weighted average numbers of shares outstanding are used as the denominator.

The Company had net loss allocable to common stockholders for the three months ended March 31, 2016 and 2015.  Loss per share is computed as follows:

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net loss available to common shareholders	$(822,000)	$(918,000)
Denominator:
Weighted average shares used to compute net loss available to common shareholders per common share basic and dilutive	3,587,000	3,587,000
Basic and dilutive net loss per share to common shareholder	$(0.23)	$(0.26)

All options outstanding to purchase shares of common stock and shares of common stock issued on the conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation for the three months ended March 31, 2016 and 2015, as the inclusion of these options would have been antidilutive.

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

	For the Three Months Ended
	March 31,
	2016	2015
Revenues
Software license fees
United States	$484,000	$412,000
Total United States software license fees	484,000	412,000
Europe	354,000	630,000
Asia/Pacific	6,000	98,000
Total foreign software license fees	360,000	728,000

Total software license fees	844,000	1,140,000
Subscriptions
United States	180,000	209,000
Total United States subscriptions	180,000	209,000
Europe	266,000	-
Asia/Pacific	56,000	47,000
Total foreign subscriptions	322,000	47,000

Total subscriptions	502,000	256,000
Services and maintenance
United States	2,485,000	2,931,000

Total United States services and maintenance revenue	2,485,000	2,931,000
Europe	718,000	722,000
Asia/Pacific	799,000	811,000

Total foreign services and maintenance revenue	1,517,000	1,533,000
Total services and maintenance revenue	4,002,000	4,464,000
Total revenue	$5,348,000	$5,860,000
Net (loss) income
United States	$(697,000)	$(389,000)
Europe	45,000	(201,000)
Asia/Pacific	(45,000)	(203,000)

Net loss	$(697,000)	$(793,000)

Item 2.                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

Overview

This document contains various forward-looking statements and information that are based on management's beliefs, assumptions made by management and information currently available to management.  Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected.   Certain of these, as well as other risks and uncertainties are described in more detail herein and in Astea International Inc.'s ("Astea or the Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Astea Alliance, the Company's service management suite of solutions, supports the complete service lifecycle, from lead generation and project quotation to service and billing through asset retirement.  It integrates and optimizes critical business processes for Campaigns, Call Center, Depot Repair, Field Service,  Logistics, Projects and Sales, and Order Processing applications.  Astea extends its application suite with mobile workforce management, dynamic scheduling optimization, third party vendor and customer self-service portals, and business intelligence.  In order to ensure customer satisfaction, Astea also offers infrastructure tools and services. Astea Alliance provides service organizations with technology-enabled business solutions that improve profitability, stabilize cash-flows, and reduce operational costs through automating and integrating key service, sales and marketing processes.

The FieldCentrix Enterprise is a service management solution that runs on a wide range of mobile devices (handheld computers, laptops and PCs, and Pocket PC devices), and integrates seamlessly with popular customer relationship management ("CRM") and ERP applications.  Add-on features include a web-based customer self-service portal, workforce optimization capabilities, and equipment-centric functionality.   FieldCentrix has licensed applications to companies in a wide range of sectors including HVAC, building and real estate services, manufacturing and process instruments and controls, and medical equipment.

The Company's sales and marketing efforts are primarily focused on new software licensing (on premise and cloud solutions) and support services for its latest generation of Astea Alliance and FieldCentrix products.

Critical Accounting Policies and Estimates

The Company's significant accounting policies are described in Management's Discussion and Analysis of Financial Condition and Results of Operations and the Summary of Accounting Policies, Note 2, in the Company's 2015 Annual Report on Form 10-K.  The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Consulting and training service revenue are generally unbundled and, therefore, recognized at the time the services are performed except as noted above, when these services are bundled with subscription revenues. If the Company enters into a  fixed-price arrangement for services, the revenue is recognized using the proportional performance method based on direct labor hours incurred to date as a percentage of total estimated direct labor hours required to complete the project.  Fees from licenses sold together with consulting services are generally recognized upon shipment, provided that the contract has been executed, delivery of the software has occurred, fees are fixed and determinable and collection is probable. The Company offers a variety of consulting services that include project management, implementation, data conversion, integration, custom report writing and training. Our professional services are generally billed on a time and materials basis using hourly rates together with reimbursement for travel and accommodation expenses. We recognize revenue as these professional services are performed. On rare occasions these consulting service arrangements involve acceptance criteria. In such cases, revenue is recognized upon acceptance.

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

For the three months ended March 31, 2016 and 2015, the Company recognized $5,348,000 and $5,860,000, respectively, of revenue related to software license fees, subscription revenue, and services and maintenance.

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

Capitalized software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company's estimated life for its capitalized software products is two years based on current sales trends and the rate of product release.  The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the net realizable value of each product, which includes the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company's responsibility set forth at the time of sale. As of March 31, 2016, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

Currency Translation

The accounts of the international subsidiaries and branch operations translate the assets and liabilities of our international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of our international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as a component of other comprehensive loss in the accompanying consolidated statements of changes in stockholders' equity (deficit). Transaction gains and losses are included in general and administrative expenses which include transaction gain of $51,000 for the three months ended March 31, 2016 and a transaction loss of $86,000 for the three months ended March 31, 2015.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

Revenues

Total revenues decreased by $512,000 or 9%, to $5,348,000 for the three months ended March 31, 2016 from $5,860,000 for the three months ended March 31, 2015.  Software license fee revenues decreased $296,000, or 26%, from the same quarter in 2015.  Subscription revenues increased $246,000 or 96% to $502,000 from $256,000 from the same period last year. Services and maintenance revenue for the three months ended March 31, 2016 decreased $462,000 or 10% from the same quarter in 2015.

Software license fee revenues decreased 26% to $844,000 in the first quarter of 2016 from $1,140,000 in the first quarter of 2015.  Astea Alliance license revenues decreased $327,000 or 29%, to $789,000 in the first quarter of 2016 from $1,116,000 in the first quarter of 2015. The decrease was primarily due to lower perpetual license sales in Europe.  FieldCentrix license fee revenue increased $31,000 in the first quarter of 2016. The increase was the result of selling additional licenses to existing customers in 2016 compared to 2015.

Subscription revenue increased 96% to $502,000 in the first quarter of 2016 from $256,000 in the first quarter of 2015.  The increase resulted from a number of hosted customers who went live in late 2015 and the first quarter of 2016.  The Company continues to add new hosting customers.  Even though the Company signed several new Software as a Service (SaaS) customers in the first quarter of 2016, hosting revenue may not be recognized until the customers go-live.

Services and maintenance revenues decreased by 10% to $4,002,000 in the first quarter of 2016 compared to $4,464,000 in the first quarter of 2015.  Astea Alliance service and maintenance revenues decreased by $356,000 or 9% compared to the first quarter of 2015.  The decrease was mainly attributable to a decrease in US services as the Company continues to defer subscription based implementation services from SaaS deals until the customer goes live offset by an increase in service revenue in Europe as they had several customers go-live.  At the time that these customers go-live, the deferred services revenue will be recognized ratably over the remaining life of the initial contract. Service and maintenance revenues generated by FieldCentrix decreased by $106,000 or 15% to $583,000 in the first quarter of 2016 compared to $689,000 during the same period in 2015.  The decrease is due to a reduction in upgrade projects, customers transitioning to Alliance and the loss of customers compared to the first quarter in 2015.

Costs of Revenues

Cost of software license fees decreased 44% to $583,000 in the first quarter of 2016 from $1,031,000 in the first quarter of 2015.  Included in the cost of software license fees are the costs of capitalized software amortization and the cost of all third party software embedded in the Company's software licenses which are sold to customers.  Amortization of capitalized software development costs was $565,000 for the quarter ended March 31, 2016 compared to $1,003,000 for the same quarter in 2015. This decrease primarily resulted from Version 11 being fully amortized as of September 30, 2015. The gross margin percentage on software license sales was 31% in the first quarter of 2016 compared to 10% in the first quarter of 2015.  The improvement in the license margin resulted primarily from the decrease in capitalized software development cost amortization partially offset by a decrease in software license fees.

Cost of subscriptions increased 180% to $227,000 in the first quarter of 2016 from $81,000 in the first quarter of 2015. The increase in cost of subscriptions is mainly attributed to increased costs from a growing customer base.  The gross margin percentage was 55% in the first quarter of 2016 compared to 68% in the first quarter of 2015. The decrease is due to additional costs from the growing customer base. As more customers go-live, we expect the margins to improve as the fixed costs get spread over a larger revenue base.

Cost of services and maintenance increased 3% to $3,191,000 in the first quarter of 2016 from $3,090,000 in the first quarter of 2015. The increase in cost of service and maintenance is mainly attributed to increased headcount and travel expenses in all regions.  The gross margin percentage was 20% in the first quarter of 2016 compared to 31% in the first quarter of 2015.  The decrease in services and maintenance gross margin was primarily due to the increased service and maintenance costs and decreased service revenue. Maintenance revenues remained consistent during the periods presented.

Gross Profit

Gross profit decreased 19% to $1,347,000 in the first quarter of 2016 from $1,658,000 in the first quarter of 2015 primarily due to a decrease in license and service revenues offset by a decrease in amortization of capitalized software development costs and an increase in subscription revenue. As a percentage of revenue, gross profit in the first quarter of 2016 was 25% compared to 28% in the first quarter of 2015. The quarter-over-quarter decrease in gross profit was largely driven by a decrease of $512,000 in revenues primarily related to decreased license and service revenue and increased cost of subscriptions, services and maintenance, partially offset by a decrease in capitalized software development costs amortization.

Operating Expenses

Product Development

Product development expenses decreased 75% to $127,000 in the first quarter of 2016 from $503,000 in the first quarter of 2015.  Fluctuations in product development expense from period to period result from the amount of product development expense that is capitalized.  Development costs of $832,000 were capitalized in the first quarter of 2016 compared to $426,000 during the same period in 2015.  Gross product development expense was $959,000 in the quarter ended March 31, 2016 which is 3% higher than $929,000 during the same quarter in 2015. The increase was primarily due to additional headcount partially offset by a decrease in the value of the Israeli shekel compared to the U.S. dollar.  Most of the Company's development occurs in Israel. Product development expense as a percentage of revenues decreased to 2% for the quarter ended March 31, 2016 compared to 9% for the quarter ended March 31, 2015.

Sales and Marketing

Sales and marketing expense increased 7% to $1,040,000 in the first quarter of 2016 from $975,000 in the first quarter of 2015.  The increase in sales and marketing expense is attributable to increased external marketing costs in Europe as the Company continues to focus on expanding its market presence in all regions by expanding awareness of the Company's products, including SaaS services.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expense was 19% in the quarter ended March 31, 2016 compared to 17% in the same period of 2015, due to the increase in Europe's external marketing costs.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company's finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company's status as a public company. General and administrative expenses decreased 9% to $840,000 during the first quarter of 2016 from $919,000 in the first quarter of 2015. The decrease is primarily due to currency exchange gains resulting from the decline of the U.S. dollar relative to the British Pound, Euro and Australian dollar.  In addition, lower accounting fees, resulting from a change in the use of our registered public accounting firm, less usage of outside consultants and lower listing fees as the Company moved to the OTCQB listing from NASDAQ at the end of Q1 2015.  As a percentage of revenue, general and administrative expenses remained 16% in the first quarter of 2016 and 2015.

Net Interest Expense

Net interest expense was $25,000 in the first quarter of 2016 compared to $42,000 in the first quarter of 2015.  The Company incurred interest expense resulting from borrowing against its line of credit with SVB Bank. The decrease is due to reduced amortization of loan acquisition costs paid to obtain and amend the line of credit with SVB.

Income Tax Expense

The Company reported a provision for income tax of $12,000 for both first quarters of 2016 and 2015.  The tax expense is due to a tax provision recognized in Israel.

International Operations

The Company's international operations contributed revenues of $2,199,000 in the first quarter of 2016 compared to $2,308,000 during the first quarter of 2015, a decrease of 5%.  The Company's revenues from international operations amounted to 41% of the total Company revenue for the first quarter in 2016, compared to 39% of total revenues for the same quarter in 2015.  The decrease in international revenues compared to the same period in 2015 is primarily due to a decline in license revenues in Europe and the Asia Pacific Region, partially offset by an increase in European hosting revenue in the first quarter of 2016.  The increase in European subscription and services revenue resulted from customers going live on hosted projects.

Net Loss

Net loss for the three months ended March 31, 2016 was $697,000 compared to a net loss of $793,000 for the three months ended March 31, 2015. The decrease in net loss was primarily related to the increase in subscription revenue, and decrease in capitalized software development cost amortization and a decrease in product development cost, partially offset by lower license sales and higher costs of hosting services and maintenance.

Liquidity and Capital Resources

    Operating Activities

The Company generated $851,000 of cash from operating activities in the first three months of 2016 compared to $296,000 for the first three months of 2015.  The increase in operating cash flows of $555,000 was due to an increase in cash provided by accounts receivable of $1,887,000 and decrease in net loss of $96,000 offset by a decrease in cash provided by accounts payable and accrued expenses of $395,000, a decrease in cash provided by deferred revenues of $375,000, an increase in cash used for prepaid expenses of $128,000 and an increase in cash used for other assets of $37,000. In addition, there was a decrease in adjustments for non-cash items of $493,000.

    Investing Activities

The Company used $799,000 for investing activities in the first three months of 2016 compared to $442,000 used in the first three months of 2015. The increase in cash used for investing activities of $357,000 is principally attributable to an increase of $406,000 in cash used for capitalized software development costs due the Company's focused development effort of its newest version of Alliance offset by a decrease in restricted cash of $42,000 and a decrease in cash used for capital expenditures of $7,000.

    Financing Activities

The Company used $171,000 of cash in financing activities in the first three months of 2016 compared to generating $310,000 in the first three months of 2015.  Payments of preferred stock dividends were $110,000 in each of the first three months of 2016 and 2015.  The Company paid $48,000 to reduce its SVB line of credit during the three months ended March 31, 2016 compared to borrowing $420,000 in the same quarter last year.

The effect of exchange rates on cash related to the U.S. dollar exchange rates for most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, which resulted in a decrease of cash of $11,000 in 2016 compared to a decrease of $124,000 in 2015.

At March 31, 2016, the Company had a working capital ratio of approximately .56:1 compared to .58:1 at December 31, 2015. The Company had $1,546,000 in cash and investments available for sale at March 31, 2016, compared to $1,676,000 at December 31, 2015.

The Company has projected revenues for 2016 that management believes will provide sufficient funds to sustain its continuing operations for at least the next twelve months.  However, the Company expects to continue to incur additional operating expenses for research and development and invest in software development costs to achieve its projected revenue growth.  We continually evaluate our operating cash flows which can vary subject to the actual timing of new sales closing compared to our projection of those sales closing and are sensitive to many factors, including changes in working capital and our net loss.  The projections of future cash needs and cash flows are subject to substantial uncertainty.  As of March 31, 2016, the Company owed $1,326,000 against the line of credit from Silicon Valley Bank ("SVB") which is not due to be repaid until April 2018.  The availability under the SVB line of credit is tied to a borrowing base formula that is based on 80% of the Company's eligible domestic accounts receivable.  As of March 31, 2016, the availability under the SVB line of credit was $427,000.

The Company does not plan any significant capital expenditures in 2016 other than to support its operations. The Company's plans for continued investment in product development and capitalized software costs are expected to be similar to prior years.

   Off-Balance Sheet Arrangement Transactions

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

Interest Rate Risk.  At March 31, 2016, the Company's debt consists of a line of credit with SVB.  At March 31, 2016,   the outstanding balance owed on our line of credit under the revolving credit facility with SVB was $1,326,000.  Our credit facility with SVB has a variable interest rate, which exposes us to interest rate risk.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency.  For the three months ended March 31, 2016, approximately 41% of the Company's overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company's non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4.                          CONTROLS AND PROCEDURES

Our management, with the participation of, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.                          RISK FACTORS

In addition to the risk factors set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect the Company's business, financial condition or future results. The risks described in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 are not the only risks facing the Company. Additional  risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Variability of Quarterly Results

Risks which are peculiar to the Company on a quarterly basis, and which may vary from quarter to quarter, include but are not limited to the following:

•	The Company's quarterly operating results have varied in the past, and may vary significantly in the future depending on factors such as the size, timing and recognition of revenue from significant orders, the timing of new product releases and product enhancements, and market acceptance of these new releases and enhancements, increases in operating expenses, and seasonality of its business.

•	The market price of the Company's common stock could be subject to significant fluctuations in response to, and may be adversely affected by, variations in quarterly operating results, changes in earnings estimates by analysts, developments in the software industry, adverse earnings or other financial announcements of the Company's customers and general stock market conditions, as well as other factors.

Item 6.   EXHIBITS

31.1	Certification Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEA INTERNATIONAL INC.

Date: May 16, 2016	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2016	/s/Rick Etskovitz
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