Form 10-Q
period 2016-08-11
ASTEA INTERNATIONAL INC
filed 2016-08-12
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          June 30, 2016
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
Yes           No   X

As of August 8, 2016, 3,587,299 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016 (Unaudited)	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,406,000	$1,663,000
Investments available for sale	13,000	13,000
Accounts receivables, net of allowance of $68,000 and $68,000, respectively	4,596,000	5,597,000
Prepaid expenses and other current assets	424,000	368,000
Total current assets	6,439,000	7,641,000

Property and equipment, net	158,000	173,000
Capitalized software development costs, net	3,844,000	3,381,000
Restricted cash	75,000	128,000
Other long-term assets	143,000	98,000
Total assets	$10,659,000	$11,421,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	2,599,000	2,580,000
Deferred revenues	8,724,000	10,693,000
Total current liabilities	11,323,000	13,273,000

Long-term liabilities:
Line of credit from Silicon Valley Bank	1,526,000	1,374,000
Long-term accrued expenses	287,000	237,000
Deferred tax liability	41,000	29,000
Deferred revenues, net of current portion	3,757,000	1,045,000
Total long-term liabilities	5,611,000	2,685,000

Commitments and contingencies

Stockholders' deficit:
Convertible preferred stock, $.01 par value, shares authorized 5,000,000: Series A issued and outstanding 826,000 shares	8,000	8,000
Series B issued and outstanding 797,000 shares	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,629,000; outstanding 3,587,000 shares	36,000	36,000
Additional paid-in-capital	32,263,000	32,417,000
Accumulated deficit	(37,592,000)	(35,847,000)
Accumulated other comprehensive loss	(790,000)	(951,000)
Treasury stock at cost, 42,000 common shares	(208,000)	(208,000)
Total stockholders' deficit	(6,275,000)	(4,537,000)
Total liabilities and stockholders' deficit	$10,659,000	$11,421,000
See accompanying notes to the unaudited consolidated financial statements.

 ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Revenues:
Software license fees	$248,000	$2,179,000	$1,092,000	$3,319,000
Subscriptions	1,066,000	234,000	1,568,000	490,000
Services and maintenance	4,372,000	4,126,000	8,374,000	8,590,000
Total revenues	5,686,000	6,539,000	11,034,000	12,399,000
Costs of revenues:
Cost of software license fees	585,000	1,177,000	1,168,000	2,208,000
Cost of subscriptions	242,000	238,000	469,000	305,000
Cost of services and maintenance	3,712,000	3,211,000	6,903,000	6,315,000
Total cost of revenues	4,539,000	4,626,000	8,540,000	8,828,000
Gross profit	1,147,000	1,913,000	2,494,000	3,571,000
Operating Expenses:
Product development	267,000	353,000	394,000	856,000
Sales and marketing	1,178,000	1,143,000	2,218,000	2,118,000
General and administrative	717,000	649,000	1,557,000	1,568,000
Total operating expenses	2,162,000	2,145,000	4,169,000	4,542,000
Loss from operations	(1,015,000)	(232,000)	(1,675,000)	(971,000)
Interest expense, net	21,000	31,000	46,000	73,000
Loss before income taxes	(1,036,000)	(263,000)	(1,721,000)	(1,044,000)
Income tax expense	12,000	10,000	24,000	22,000
Net loss	(1,048,000)	(273,000)	(1,745,000)	(1,066,000)
Preferred dividend	125,000	125,000	250,000	250,000
Net loss available to common stockholders	$(1,173,000)	$(398,000)	$(1,995,000)	$(1,316,000)

Basic and diluted loss per share available to common stockholders	$(0.33)	$(0.11)	$(0.56)	$(0.37)

Weighted average shares outstanding used in computing basic and diluted loss per common share	3,587,000	3,587,000	3,587,000	3,587,000

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss	$(1,048,000)	$(273,000)	$(1,745,000)	$(1,066,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	266,000	(287,000)	161,000	(303,000)
Comprehensive loss	$(782,000)	$(560,000)	$(1,584,000)	$(1,369,000)

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Series A convertible preferred stock at par value	Series B convertible preferred stock at par value	Common stock	Additional paid-in- capital	Accumulated other compre- hensive loss	Accumulated deficit	Treasury stock	Total stockholders' deficit
Balances at December 31, 2015	$8,000	$8,000	$36,000	$32,417,000	$(951,000)	$(35,847,000)	$(208,000)	$(4,537,000)
Net loss	—	—	—	—	—	(1,745,000)	—	(1,745,000)

Series A and B preferred dividends	—	—	—	(250,000)	—	—	—	(250,000)

Amortization of preferred stock dividend	—	—	—	30,000	—	—	—	30,000

Stock-based compensation	—	—	—	66,000	—	—	—	66,000

Other comprehensive income	—	—	—	—	161,000	—	—	161,000

Balances at June 30, 2016	$8,000	$8,000	$36,000	$32,263,000	$(790,000)	$(37,592,000)	$(208,000)	$(6,275,000)

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,745,000)	$(1,066,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,177,000	2,251,000
Amortization of deferred financing costs	12,000	22,000
Increase in allowance for doubtful accounts	-	20,000
Stock-based compensation	66,000	64,000
Deferred income tax	12,000	20,000
Changes in operating assets and liabilities:
Receivables	1,137,000	(1,800,000)
Prepaid expenses and other	(85,000)	(10,000)
Other assets	(45,000)	1,000
Accounts payable and accrued expenses	70,000	449,000
Deferred revenues	763,000	1,215,000
Net cash provided by operating activities	1,362,000	1,166,000
Cash flows from investing activities:
Purchases of property and equipment	(32,000)	(38,000)
Capitalized software development costs	(1,592,000)	(1,022,000)
Decrease (increase) in restricted cash	53,000	(2,000)
Net cash used in investing activities	(1,571,000)	(1,062,000)

Cash flows from financing activities:
Dividend payments on preferred stock	(220,000)	(220,000)
Payment on line of credit from Silicon Valley Bank	(48,000)	-
Proceeds on line of credit from Silicon Valley Bank	200,000	420,000
Net cash (used in) provided by financing activities	(68,000)	200,000
Effect of exchange rate changes on cash	20,000	(129,000)
Net (decrease) increase in cash and cash equivalents	(257,000)	175,000
Cash and cash equivalents, beginning of period	1,663,000	1,349,000
Cash and cash equivalents, end of period	$1,406,000	$1,524,000

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The consolidated financial statements at June 30, 2016 and for the three and six month periods ended June 30, 2016 and 2015 of Astea International Inc. and subsidiaries ("Astea" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company's latest annual report (Form 10-K) and our Form 10-Q's for the quarters ended March 31, 2015, June 30, 2015, September 30, 2015 and March 31, 2016. The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2016.

Reclassification

Certain reclassifications to the statement of operations, related to subscription costs, and to the statement of cash flows, related to amortization of deferred financing costs, were made to prior period financial statements to conform to the current presentation.

Operating Matters and Liquidity

The Company has a history of net losses.  In the first six months of 2016, the Company generated a net loss of $1,745,000 compared to a net loss of $1,066,000 in the same period in 2015.  Further, at June 30, 2016, the Company had a working capital ratio of .57:1, with cash and cash equivalents and investments available for sale of $1,419,000.

The Company expects to continue to incur additional operating expenses for research and development and investment in software development to achieve its projected revenue growth.  We continually evaluate our operating cash flows which can vary subject to the actual timing of new sales closing compared to our projection of those sales closing and are sensitive to many factors, including changes in working capital and our net loss.  However, projections of future cash needs and cash flows are subject to substantial uncertainty.  As of June 30, 2016, the Company owed $1,526,000 against the line of credit from Silicon Valley Bank ("SVB").   The availability under the SVB line of credit is tied to a borrowing base formula that is based on 80% of the Company's eligible domestic accounts receivable. As of June 30, 2016, the availability under the line of credit was $188,000.  The Company has projected revenues that management believes will provide sufficient funds along with cash on hand and available borrowings under its line of credit to sustain its continuing operations for at least the next twelve months.

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

Investments classified as available for sale are measured using quoted market prices multiplied by the quantity held where quoted market prices were available. The Company is currently invested in mutual funds. The aggregate fair value of mutual funds as of June 30, 2016 and 2015 was $13,000. The mutual funds are valued using Level 1 inputs and contain investments that seek high level of current income. There were no impairments of investments as of June 30, 2016 and 2015.

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

As of June 30, 2016 and December 31, 2015, the Company owed $1,526,000 and $1,374,000, respectively, against the Revolving Facility.  The Company incurred $47,000 and $64,000 of interest expense to SVB for the six months ended June 30, 2016 and 2015, respectively.  As of June 30, 2016, the availability under the line of credit was $188,000. The Company was in compliance with the covenants of the Loan Agreement as of June 30, 2016 and December 31, 2015.

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

The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest accrued or receivable is recorded in interest expense or interest income, respectively, in the statement of operations.  For the first three months of 2016 and 2015, there was no interest or penalties related to uncertain tax positions.

At June 30, 2016, the Company maintained a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of the deferred tax assets due to the uncertainty of future taxable income.

7.    EQUITY PLANS

Share-Based Awards

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton ("Black-Scholes") option-pricing formula and amortizes the estimated option value using an accelerated amortization method where each option grant is split into tranches based on vesting periods.  The Company's expected term represents the period that the Company's share-based awards are expected to be outstanding and was determined based on historical experience regarding similar awards, giving consideration to the contractual terms of the share-based awards and employee termination data.  Executive level employees who hold a majority of options outstanding, and non-executive level employees each have similar historical option exercise and termination behavior and thus were grouped for valuation purposes.  The Company's expected volatility is based on the historical volatility of its traded common stock and places exclusive reliance on historical volatilities to estimate stock volatility over the expected term of its awards.  The Company has historically not paid dividends to common stockholders and has no foreseeable plans to issue dividends.  The risk-free interest rate is based on the yield from the U.S. Treasury zero-coupon bonds with an equivalent term.

As of June 30, 2016, the total unrecognized compensation cost related to non-vested options amounted to $220,000, which is expected to be recognized over the options' average remaining vesting period of 2.6 years.

Under the Company's stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is amortized on a straight-line basis over the option's vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model.

There were 115,000 and 116,000 options granted during the six months ended June 30, 2016 and 2015, respectively.  Activity under the Company's stock option plans for the six months ended June 30, 2016 is as follows:

	OPTIONS OUTSTANDING
	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2015	738,000	$3.06
Granted	115,000	1.91
Forfeited	(10,000)	3.21
Balance, June 30, 2016	843,000	$2.90

The following table summarizes outstanding options under the Company's stock option plans as of June 30, 2016:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	843,000	$2.90	5.66	$128,000

Ending Vested and Exercisable	548,000	$3.43	3.97	$25,000

Options Vested and Expected to Vest	754,000	$3.02	5.24	$95,000

Convertible Preferred Stock

Series A

On September 24, 2008 the Company issued 826,000 shares of Series-A Convertible Preferred Stock ("Series A Preferred Stock") to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, and if, declared by the Company's Board of Directors, quarterly in arrears. The Company accrued $75,000 at June 30, 2016 and 2015 and paid $150,000 in Series-A preferred stock dividends for the six months ended June 30, 2016 and 2015.

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

Series B

On June 20, 2014, the Company issued 797,000 of Series-B Convertible Preferred Stock ("Series B Preferred Stock") to its Chief Executive Officer at a price of $2.51 per share in exchange for the cancellation of $2,000,000 of outstanding principal owed to its Chief Executive Officer under a Revolving Promissory Note dated March 26, 2014.  The Audit Committee of the Board of Directors of the Company unanimously approved the transaction.

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

The Series B Preferred Stock may be converted into shares of common stock on a one-to-one ratio, subject to customary anti-dilution provisions.  The Series B Preferred Stock pays a quarterly dividend, which accrues at an annual rate of 7%, subject to certain rate adjustments as provided for under the agreement, until June 20, 2016 and at an annual rate of 10% thereafter.  The Company's Chief Executive Officer may convert 100% of his shares of the Series B Preferred Stock into shares of common stock.  Each and every outstanding share of Series B Preferred Stock is subject to mandatory and automatic conversion into shares of common stock if the closing price of the common stock as reported by the principal exchange or quotation system on which such common stock is traded or reported exceeds 300% of the then current conversion price for 30 consecutive trading days.  The Company may redeem all of the outstanding shares of the Series B Preferred Stock issued at a price per share equal to 300% of the purchase price.  The Series B Preferred Stock ranks senior to the common stock and on parity with the Company's Series A Preferred Stock.  In the event of a liquidation of the Company, the holder of the Series B and Series A Preferred Stock shall be entitled to receive in preference to the holders of the common stock, the original amount invested in the preferred stock plus any unpaid and accrued dividends.  Preferred stock dividends on the Series B are declared quarterly by the Board of Directors.

The Company reports the Series B Preferred Stock on the Company's consolidated balance sheet within stockholders' deficit at the amount of net proceeds received less an imputed dividend cost. The imputed dividend cost of $110,000 was the result of the preferred stock having a dividend rate during the first two years after its issuance (7%) that is lower than the rate that becomes fixed (10%) after the initial two year period. The imputed dividend cost of $110,000 was being amortized over the first two years from the date of issuance and was based upon the present value of the dividend discount using a 10% yield. The Company amortized $30,000 related to the imputed dividend cost for each of the six months ended June 30, 2016 and 2015. The imputed dividend was fully amortized as of June 30, 2016.  The Company accrued $35,000 at June 30, 2016 and 2015 and paid $70,000 in Series B Preferred Stock dividends for the six months ended June 30, 2016 and 2015.

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

The Company had net loss allocable to common stockholders for the six months ended June 30, 2016 and 2015.  Loss per share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss available to common shareholders	$(1,173,000)	$(398,000)	$(1,995,000)	$(1,316,000)
Denominator:
Weighted average shares used to compute net loss available to common shareholders per common share basic and dilutive	3,587,000	3,587,000	3,587,000	3,587,000
Basic and dilutive net loss per share to common shareholder	$(0.33)	$(0.11)	$(0.56)	$(0.37)

All options outstanding to purchase shares of common stock and shares of common stock issued on the conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation for the three and six months ended June 30, 2016 and 2015, as the inclusion of these options would have been antidilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Software license fees
United States	$96,000	$1,924,000	$581,000	$2,337,000
Total United States software license fees	96,000	1,924,000	581,000	2,337,000
Europe	147,000	171,000	500,000	801,000
Asia Pacific	5,000	84,000	11,000	181,000
Total foreign software license fees revenue	152,000	255,000	511,000	982,000
Total software license fees	248,000	2,179,000	1,092,000	3,319,000
Subscriptions
United States	675,000	154,000	856,000	363,000
Total United States subscriptions	675,000	154,000	856,000	363,000
Europe	317,000	9,000	582,000	9,000
Asia Pacific	74,000	71,000	130,000	118,000
Total foreign subscriptions	391,000	80,000	712,000	127,000
Total subscription revenue	1,066,000	234,000	1,568,000	490,000
Services and maintenance
United States	2,704,000	2,612,000	5,191,000	5,543,000
Total United States services and
maintenance revenue	2,704,000	2,612,000	5,191,000	5,543,000
Europe	874,000	718,000	1,591,000	1,440,000
Asia Pacific	794,000	796,000	1,592,000	1,607,000
Total foreign services and
maintenance revenue	1,668,000	1,514,000	3,183,000	3,047,000
Total services and maintenance revenue	4,372,000	4,126,000	8,374,000	8,590,000

Total revenue	$5,686,000	$6,539,000	$11,034,000	$12,399,000

Net income (loss)
United States	$(664,000)	$459,000	$(1,362,000)	$71,000
Europe	(302,000)	(704,000)	(257,000)	(905,000)
Asia Pacific	(82,000)	(28,000)	(126,000)	(232,000)

Net loss	$(1,048,000)	$(273,000)	$(1,745,000)	$(1,066,000)

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

In subscription based arrangements, even though customers use the software element, they generally do not have a contractual right to take possession of the software at any time during the hosting period without significant penalty to either run the software on its own hardware or contract with an unrelated third party to host the software. Accordingly, these software as a service (SaaS) arrangements, including the software license fees within the arrangements, are accounted for as subscription services provided all other revenue recognition criteria have been met.  The subscription revenue is recognized on a straight-line basis over the service period.  A SaaS contract is generally 1 to 3 years in duration. In accordance with generally accepted accounting principles, the Company may not recognize any SaaS revenue before the customer goes live, to ensure that the revenue will match the use of services. The implementation period is typically between 6 and 10 months. When upfront implementation, consulting and training services are bundled with the subscription based arrangement, these services are recognized over the life of the initial contract, once the project goes live.

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

For the six months ended June 30, 2016 and 2015, the Company recognized $11,034,000 and $12,399,000, respectively, of revenue related to software license fees, subscription revenue, and services and maintenance.

We present taxes assessed by a governmental authority including sales, use, value added and excise taxes on a net basis and therefore the presentation of these taxes is excluded from our revenues and is included in accrued expenses in the accompanying consolidated balance sheets until such amounts are remitted to the taxing authority.

Capitalized Software Research and Development Costs

The Company capitalizes software development costs incurred during the period subsequent to the establishment of technological feasibility through the product's availability for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense as they are incurred. Product development expense includes payroll, employee benefits, other headcount-related costs associated with product development and any related costs to third parties under sub-contracting agreements.

Capitalized software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company's estimated life for its capitalized software products is two years based on current sales trends and the rate of product release.  The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the net realizable value of each product, which includes the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company's responsibility set forth at the time of sale. As of June 30, 2016, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

Currency Translation

The international subsidiaries and branch operations translate their assets and liabilities by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of our international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as a component of other comprehensive loss in the accompanying consolidated statements of changes in stockholders' deficit. Foreign exchange transaction gains and losses are included in general and administrative expense. For the six months ended June 30, 2016 foreign exchange transactions generated a gain of $59,000 and for the six months ended June 30, 2015 foreign exchange transactions generated a loss of $70,000.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

Revenues

Total revenues decreased by $853,000 or 13%, to $5,686,000 for the three months ended June 30, 2016 from $6,539,000 for the three months ended June 30, 2015.  Software license fee revenues decreased $1,931,000, or 89%, from the same quarter in 2015.  Subscription revenues increased $832,000 or 356% to $1,066,000 from $234,000 from the same period last year. Services and maintenance revenue for the three months ended June 30, 2016 increased $246,000 or 6% from the same quarter in 2015.

Software license fee revenue, consisting entirely of Astea Alliance sales, decreased 89% to $248,000 in the second quarter of 2016 from $2,179,000 in the second quarter of 2015. The decrease was primarily due to a significant sale that closed in the second quarter of 2015 for an existing U.S. customer that was not repeated in 2016. In addition, a number of sales that had been expected to close in the second quarter of 2016 slipped into the third quarter of 2016. There were no FieldCentrix license fee revenues in the second quarter of 2016 and 2015.

Subscription revenue increased 356% to $1,066,000 in the second quarter of 2016 from $234,000 in the second quarter of 2015.  The primary reason for the increase resulted from a hosted customer who went live in the second quarter of 2016 for which the annual hosting revenue had been deferred since 2014. The extended implementation period was due to certain functionality requirements of the customer that lengthened the time required for this customer to go-live. Future subscription revenue will not continue at this same level as when the customer went live in the second quarter of 2016, the previously deferred annual hosting revenues were recognized as the service periods for those hosting services had lapsed. This implementation was more complex than most, as typically customers go live in 6 to 10 months. The Company continues to sell Software as a Service (SaaS) for which hosting revenue may not be recognized until the customers go-live.

Services and maintenance revenues increased by 6% to $4,372,000 in the second quarter of 2016 compared to $4,126,000 in the second quarter of 2015.  Astea Alliance service and maintenance revenues increased by $265,000 or 7% compared to the second quarter of 2015.  The increase was mainly attributable to deferred services revenues recognized on a customer that went live this quarter.  At the time a hosted customer goes live, deferred services revenue starts to be recognized ratably over the remaining life of the initial contract. Service and maintenance revenues generated by FieldCentrix decreased by $19,000 or 3% to $573,000 in the second quarter of 2016 compared to $592,000 during the same period in 2015.  The decrease is due to a reduction in upgrade projects compared to the second quarter in 2015.

Costs of Revenues

Cost of software license fees decreased 50% to $585,000 in the second quarter of 2016 from $1,177,000 in the second quarter of 2015.  Included in the cost of software license fees are the costs of capitalized software amortization and the cost of all third party software embedded in the Company's software licenses which are sold to customers.  Amortization of capitalized software development costs was $565,000 for the quarter ended June 30, 2016 compared to $1,127,000 for the same quarter in 2015. This decrease primarily resulted from Version 11 being fully amortized as of September 30, 2015. The gross margin percentage on software license sales was (136%) in the second quarter of 2016 compared to 46% in the second quarter of 2015.  The decline in the license margin resulted primarily from the significant decrease in software license fees revenue partially offset by a 50% decrease in capitalized software development cost amortization.

Cost of subscriptions increased 2% to $242,000 in the second quarter of 2016 from $238,000 in the second quarter of 2015. The increase in cost of subscriptions is mainly attributed to increased costs from a growing customer base.  The gross margin percentage was 77% in the second quarter of 2016 compared to (2%) in the second quarter of 2015. The improved gross margin is mainly due to the increase in customers that have gone live compared to the same quarter of 2015. As more customers go-live, we expect the margins to improve as the fixed costs of hosting are shared by a growing revenue base.

Cost of services and maintenance increased 16% to $3,712,000 in the second quarter of 2016 from $3,211,000 in the second quarter of 2015. The increase in cost of service and maintenance is mainly attributed to increased headcount and travel expenses in all regions.  The gross margin percentage was 15% in the second quarter of 2016 compared to 26% in the second quarter of 2015.  The decrease in services and maintenance gross margin was primarily due to the increased service and maintenance costs in all regions offset by an increase in service revenue in Europe and an increase in maintenance revenue in the U.S.

Gross Profit

Gross profit decreased 40% to $1,147,000 in the second quarter of 2016 from $1,913,000 in the second quarter of 2015 primarily due to a decrease in license revenues and an increase in the cost of services and maintenance partially offset by a 50% decrease in amortization of capitalized software development costs and an increase in subscription revenue. As a percentage of revenue, gross profit in the second quarter of 2016 was 20% compared to 29% in the second quarter of 2015. The quarter-over-quarter decrease in gross profit was largely driven by a decrease of $853,000 in revenues primarily resulting from decreased license revenue and increased cost of services and maintenance, partially offset by a decrease in capitalized software development costs amortization.

Operating Expenses

Product Development

Product development expenses decreased 24% to $267,000 in the second quarter of 2016 from $353,000 in the second quarter of 2015.  Fluctuations in product development expense from period to period result from the amount of product development expense that is capitalized.  Development costs of $760,000 were capitalized in the second quarter of 2016 compared to $596,000 during the same period in 2015.  Gross product development expense was $1,027,000 in the quarter ended June 30, 2016 which is 8% higher than $949,000 during the same quarter in 2015. The increase was primarily due to additional headcount.  Most of the Company's development occurs in Israel. Product development expense as a percentage of revenues was 5% in the second quarters of 2016 and 2015.

Sales and Marketing

Sales and marketing expense increased 3% to $1,178,000 in the second quarter of 2016 from $1,143,000 in the second quarter of 2015.  The increase in sales and marketing expense is attributable to increased marketing costs in Europe as the Company continues to focus on expanding its market presence in all regions by expanding awareness of the Company's products, which occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expense was 21% in the second quarter of 2016 compared to 17% in the same period of 2015. The increase is sales and marketing expense as a percentage of revenue is due to the increase in Europe's external marketing costs.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company's finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company's status as a public company. General and administrative expenses increased 10% to $717,000 during the second quarter of 2016 from $649,000 in the second quarter of 2015. The increase is due to additional headcount in Europe.  As a percentage of revenue, general and administrative expenses was 13% in the second quarter of 2016 compared to 10% in the second quarter of 2015.

Net Interest Expense

Net interest expense was $21,000 in the second quarter of 2016 compared to $31,000 in the second quarter of 2015.  The Company incurred interest expense resulting from borrowing against its line of credit with SVB Bank. The decrease is due to reduced amortization of loan acquisition costs paid to obtain and amend the line of credit with SVB.

Income Tax Expense

The Company reported a provision for income tax of $12,000 for the second quarter of 2016 compared to $10,000 during the second quarter of 2015.  The tax expense results from to a tax provision in Israel.

International Operations

The Company's international operations generated revenues of $2,211,000 in the second quarter of 2016, an increase of 20% over the same quarter in 2015.  Revenues from international operations comprised 39% of the Company's total revenue for the second quarter in 2016, compared to 28% of total revenues for the same quarter in 2015.  The increase in international revenues compared to the same period in 2015 is primarily due to an increase in European hosting and service revenue offset by a decline in license revenues in Europe and a decline in license and service revenue in the Asia Pacific Region in the second quarter of 2016.  The increase in European subscription and services revenue resulted from customers going live on hosted projects.

Net Loss

Net loss for the quarter ended June 30, 2016 was $1,048,000 compared to a net loss of $273,000 for the second quarter of 2015. The increase in net loss was primarily related to lower license sales and higher costs of services and maintenance partially offset by a decrease in capitalized software development cost amortization and a decrease in product development costs in the second quarter of 2016.

Comparison of Six Months Ended June 30, 2016 and 2015

Revenues

Total revenues decreased $1,365,000, or 11%, to $11,034,000 for the six months ended June 30, 2015 from $12,399,000 for the six months ended June 30, 2015.  Software license revenues decreased 67% from the same period last year.  Subscription revenue increased 220% from the same period last year and service and maintenance fees for the six months ended June 30, 2016 amounted to $8,374,000, a 3% decrease from the same period in 2015.

Software license fees revenue decreased 67% to $1,092,000 in the first six months of 2016 from $3,319,000 in the first six months of 2015.  Astea Alliance license revenues decreased $2,258,000 to $1,037,000 or 69% in the first six months of 2016 from $3,295,000 in the first six months of 2015. The decrease resulted from a decline in Astea license sales in the U.S. and Europe.

Subscription revenue increased 220% to $1,568,000 in the first six months of 2016 from $490,000 in the first six months of 2015. The increase was primarily due to completion of the implementation process for certain customers which allowed them to go live on the SaaS solution. There was one customer who went live during this period in 2016 that contributed significantly to the revenue increase as when the customer went live in the second quarter of 2016, the previously deferred annual hosting revenues were recognized as the service periods for those hosting services had lapsed. Because of the extended implementation period for this customer, future hosting revenue from this customer will not be the same magnitude it was during the six month period in 2016.  Revenue for subscription services may not be recognized until the customers go-live. The implementation period is typically between 6 to 10 months.

Services and maintenance revenues decreased 3% to $8,374,000 in the first six months of 2016 from $8,590,000 in the first six months of 2015. Astea Alliance service and maintenance revenues were $7,218,000 for the first six months of 2016 a decrease of 1% from $7,309,000 in Alliance service and maintenance revenue for the six months ended June 30, 2015. The decrease was attributable to less new implementation projects in the U.S. resulting from a decline in U.S.  license sales partially offset by services in both U.S. and Australia resulting from SaaS sales, which generated additional revenue as more projects went live. The Company must defer subscription based implementation services until the customer goes live.  At the time customers go-live, the deferred services revenue will be recognized ratably over the remaining life of the initial contract. In addition, there was a slight increase in maintenance revenues. Service and maintenance revenues generated by FieldCentrix decreased by $126,000 or 10% to $1,156,000 in the first six months of 2016 compared to $1,281,000 during the same period in 2015.  The decrease in service and maintenance revenue is due to a reduction in upgrade projects compared to the same period in 2015 as well as certain customers transitioning from FieldCentrix to Alliance.

Costs of Revenues

Cost of software license fees decreased 47% to $1,168,000 in the first six months of 2016 from $2,208,000 in the first six months of 2015.  Included in the cost of software license fees are the costs of capitalized software amortization and all third party software embedded in the Company's software licenses which are sold to customers.  Amortization of capitalized software development costs was $1,129,000 for the six months ended June 30, 2016,  a decrease of 47% compared to the same period in 2015. The decrease resulted primarily from Version 11 being fully amortized as of September 30, 2015.  The gross margin percentage on software licenses was (7%) in the first six months of 2016 compared to 33% in the first six months of 2015. The decrease in gross margin is a reflection of the decreased license revenue, partially offset by a decrease in amortization costs.

Cost of subscriptions increased 54% to $469,000 in the first six months of 2016 from $305,000 in the first six months of 2015. The increase in cost of subscriptions is mainly attributed to increased costs from a growing customer base.  The gross margin percentage was 70% in the first six months of 2016 compared to 38% in the first six months of 2015. The improved gross margin is mainly due to the growing number of SaaS subscribers partially offset by additional costs from the growing customer base.

Cost of services and maintenance increased 9% to $6,903,000 in the first six months of 2016 from $6,315,000 in the first six months of 2015.  The increase in cost of service and maintenance is attributed primarily to increases in headcount and travel expenses in all regions. The services and maintenance gross margin percentage was 18% in 2016 and 27% in 2015. The decline in the gross margin is due to additional head count and travel expenses, as well as revenue deferred for hosting contracts that have not gone live but the Company is still incurring the expense attributable to these SaaS services.

Gross Profit

Gross profit decreased 30% to $2,494,000 in the first six months of 2016 from $3,571,000 in the first six months of 2015.  As a percentage of revenue, gross profit was 23% in the first six months of 2016 compared to 29% in the first six months of 2015.  The year-over-year decrease in gross profit was largely driven by the decrease in license revenue as well as service and maintenance revenue, the increase in cost of subscriptions and cost of services and maintenance. Partially offsetting these components was an increase in subscription revenue and a decline in the cost of software license fees.

Operating Expenses

Product Development

Product development expense decreased 54% to $394,000 in the first six months of 2016 from $856,000 in the first six months of 2015.  Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Software development costs of $1,592,000 were capitalized in the first six months of 2016 compared to $1,022,000 during the same period in 2015, an increase of $570,000.  Gross development expense was $1,986,000 during the first six months of 2016, an increase of 5%, compared to $1,878,000 for the same period in 2015.  The increase was primarily due to additional headcount. Product development expense as a percentage of revenues was 4% in first six months of 2016 compared to 7% during the same period in 2015.

Sales and Marketing

Sales and marketing expense increased 5% to $2,218,000 in the first six months of 2016 from $2,118,000 in the first six months of 2015. The increase in sales and marketing expense is attributable to an increase in marketing costs compared to the prior year offset by a decrease in sales headcount and commissions related to the decline in license deals. The Company continues to focus on expanding its market presence through intensified marketing efforts to increase awareness of the Company's products, including its newest product, SaaS and its subscription services.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expenses was 20% in the first six months of 2016 compared with 17% in the first six months of 2015. The increase in costs relative to revenues is due to higher revenues in the first six months of 2015.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company's finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company's status as a public company. General and administrative expenses decreased 1% to $1,557,000 in the first six months of 2016 from $1,568,000 in the first six months of 2015.   As a percentage of revenues, general and administrative expenses were 14% for the six months ended June 30, 2016 and 13% in the first six months of 2015. The increase in costs relative to revenues is due to lower revenues in the first six months of 2016. The overall decrease in cost is also attributable to the Company moving to the OTC Market Group which has lower costs associated with this exchange listing.

Interest Expense, Net

Interest expense was $46,000 in the first six months of 2016 compared to $73,000 of interest expense in the first six months of 2015.  The Company incurred interest expense resulting from borrowing against its line of credit with SVB Bank. The decrease is due to reduced amortization of loan acquisition costs paid to obtain and amend the line of credit with SVB.

Income Tax Expense

The Company recorded income tax expense of $24,000 for the six months ended June 30, 2016 compared to $22,000 for the six months ended June 30, 2015.  The tax expense resulted from the tax provision in Israel.

Net Loss

Net loss for the six months ended June 30, 2016 was $1,745,000 compared to a net loss of $1,066,000 for the six months ended June 30, 2015.  The increase in the net loss of $679,000 is primarily the result of decreased license fees revenue and increased subscription, services, and maintenance costs partially offset by a decrease in amortization of capitalized software costs and an increase in subscription revenue.

Liquidity and Capital Resources

    Operating Activities

The Company generated $1,362,000 of cash from operating activities in the first six months of 2016 compared to $1,166,000 for the first six months of 2015.  The increase in operating cash flows of $196,000 was due to an increase in cash provided by accounts receivable of $2,937,000 offset by a decrease in cash provided by deferred revenues of $452,000, an increase in net loss of $679,000, a decrease in cash provided by accounts payable and accrued expenses of $379,000, an increase in cash used for prepaid expenses of $75,000 and an increase in cash used for other assets of $46,000. In addition, for the six months ended June 30, 2016, there was a decrease in adjustments for non-cash items of $1,110,000.

    Investing Activities

The Company used $1,571,000 for investing activities in the first six months of 2016 compared to $1,062,000 used in the first six months of 2015. The increase in cash used for investing activities of $509,000 is principally attributable to an increase of $570,000 in cash used for capitalized software development costs due the Company's focused development effort of its newest version of Alliance offset by a decrease in restricted cash of $55,000 and a decrease in cash used for capital expenditures of $6,000.

    Financing Activities

The Company used $68,000 of cash in financing activities in the first six months of 2016 compared to generating $200,000 in the first six months of 2015.  Payments of preferred stock dividends were $220,000 in the first six months of 2016 and 2015.  The Company borrowed $200,000 during the first six months of 2016 compared to borrowings of $420,000 in the same quarter last year. The Company paid $48,000 to reduce its SVB line of credit during the first six months ended June 30, 2016.

The effect of exchange rates on cash related to the U.S. dollar exchange rates for most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, which resulted in an increase of cash of $20,000 in 2016 compared to a decrease of $129,000 in 2015.

At June 30, 2016, the Company had a working capital ratio of approximately .57:1 compared to .58:1 at December 31, 2015. The Company had $1,419,000 in cash and investments available for sale at June 30, 2016, compared to $1,676,000 at December 31, 2015.

The Company has projected revenues for 2016 that management believes will provide sufficient funds to sustain its continuing operations for at least the next twelve months.  However, the Company expects to continue to incur additional operating expenses for research and development and invest in software development costs to achieve its projected revenue growth.  We continually evaluate our operating cash flows which can vary subject to the actual timing of new sales closing compared to our projection of those sales closing and are sensitive to many factors, including changes in working capital and our net loss.  The projections of future cash needs and cash flows are subject to substantial uncertainty.  As of June 30, 2016, the Company owed $1,526,000 against the line of credit from Silicon Valley Bank ("SVB") which is not due to be repaid until April 2018.  The availability under the SVB line of credit is tied to a borrowing base formula that is based on 80% of the Company's eligible domestic accounts receivable.  As of June 30, 2016, the availability under the SVB line of credit was $188,000.

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

Interest Rate Risk.  At June 30, 2016, the Company's debt consists of a line of credit with SVB.  At June 30, 2016,   the outstanding balance owed on our line of credit under the revolving credit facility with SVB was $1,526,000.  Our credit facility with SVB has a variable interest rate, which exposes us to interest rate risk.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency.  For the six months ended June 30, 2016, approximately 40% of the Company's overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company's non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4.                          CONTROLS AND PROCEDURES

Our management, with the participation of, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASTEA INTERNATIONAL INC.

Date: August 12, 2016	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2016	/s/Rick Etskovitz
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