Form 10-Q
period 2016-09-30
ASTEA INTERNATIONAL INC
filed 2016-11-14
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016
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
Yes           No   X

As of November 8, 2016, 3,587,299 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2016 (Unaudited)	2015
ASSETS
Current assets:
Cash and cash equivalents	$878,000	$1,663,000
Investments available for sale	39,000	13,000
Accounts receivable, net of allowance of $63,000 and $68,000, respectively	5,342,000	5,597,000
Prepaid expenses and other current assets	364,000	368,000
Total current assets	6,623,000	7,641,000

Property and equipment, net	146,000	173,000
Capitalized software development costs, net	4,181,000	3,381,000
Restricted cash	73,000	128,000
Other long-term assets	141,000	98,000

Total assets	$11,164,000	$11,421,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,342,000	$2,580,000
Deferred revenues	10,366,000	10,693,000
Total current liabilities	12,708,000	13,273,000

Long-term liabilities:
Line of credit from Silicon Valley Bank	1,826,000	1,374,000
Long-term accrued expenses	354,000	237,000
Deferred tax liability	41,000	29,000
Deferred revenues, net of current portion	2,549,000	1,045,000
Total long-term liabilities	4,770,000	2,685,000

Commitments and contingencies

Stockholders' deficit:
Convertible preferred stock, $.01 par value, shares authorized 5,000,000: Series A issued and outstanding 826,000 shares	8,000	8,000
Series B issued and outstanding 797,000 shares	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,629,000; outstanding 3,587,000 shares	36,000	36,000
Additional paid-in-capital	32,159,000	32,417,000
Accumulated deficit	(37,445,000)	(35,847,000)
Accumulated other comprehensive loss	(872,000)	(951,000)
Treasury stock at cost, 42,000 common shares	(208,000)	(208,000)
Total stockholders' deficit	(6,314,000)	(4,537,000)
Total liabilities and stockholders' deficit	$11,164,000	$11,421,000

See accompanying notes to the unaudited consolidated financial statements.

 ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Revenues:
Software license fees	$648,000	$589,000	$1,740,000	$3,908,000
Subscriptions	663,000	299,000	2,231,000	789,000
Services and maintenance	4,377,000	4,340,000	12,751,000	12,930,000
Total revenues	5,688,000	5,228,000	16,722,000	17,627,000
Costs of revenues:
Cost of software license fees	408,000	1,131,000	1,576,000	3,339,000
Cost of subscriptions	195,000	178,000	664,000	483,000
Cost of services and maintenance	3,148,000	3,042,000	10,051,000	9,357,000
Total cost of revenues	3,751,000	4,351,000	12,291,000	13,179,000
Gross profit	1,937,000	877,000	4,431,000	4,448,000
Operating Expenses:
Product development	215,000	267,000	610,000	1,123,000
Sales and marketing	948,000	994,000	3,166,000	3,112,000
General and administrative	590,000	804,000	2,147,000	2,372,000
Total operating expenses	1,753,000	2,065,000	5,923,000	6,607,000
Income (loss) from operations	184,000	(1,188,000)	(1,492,000)	(2,159,000)
Interest expense, net	30,000	44,000	76,000	117,000
Income (loss) before income taxes	154,000	(1,232,000)	(1,568,000)	(2,276,000)
Income tax expense	6,000	83,000	30,000	105,000
Net income (loss)	148,000	(1,315,000)	(1,598,000)	(2,381,000)
Preferred dividend	125,000	125,000	375,000	375,000
Net income (loss) available to common stockholders	$23,000	$(1,440,000)	$(1,973,000)	$(2,756,000)

Basic and diluted income (loss) per share available to common stockholders	$0.01	$(0.40)	$(0.55)	$(0.77)

Weighted average shares outstanding used in computing basic income (loss) per common share	3,587,000	3,587,000	3,587,000	3,587,000
Weighted average shares outstanding used in computing diluted income (loss) per common share	3,615,000	3,587,000	3,587,000	3,587,000

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss)	$148,000	$(1,315,000)	$(1,598,000)	$(2,381,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	82,000	(42,000)	79,000	(91,000)

Comprehensive income (loss)	$230,000	$(1,357,000)	$(1,519,000)	$(2,472,000)

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Series A convertible preferred stock at par value	Series B convertible preferred stock at par value	Common stock	Additional paid-in- capital	Accumulated other compre- hensive loss	Accumulated deficit	Treasury stock	Total stockholders' deficit
Balances at December 31, 2015	$8,000	$8,000	$36,000	$32,417,000	$(951,000)	$(35,847,000)	$(208,000)	$(4,537,000)
Net loss	—	—	—	—	—	(1,598,000)	—	(1,598,000)

Series A and B preferred dividends	—	—	—	(375,000)	—	—	—	(375,000)

Amortization of preferred stock dividend	—	—	—	30,000	—	—	—	30,000

Stock-based compensation	—	—	—	87,000	—	—	—	87,000

Other comprehensive income	—	—	—	—	79,000	—	—	79,000

Balances at September 30, 2016	$8,000	$8,000	$36,000	$32,159,000	$(872,000)	$(37,445,000)	$(208,000)	$(6,314,000)

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,598,000)	$(2,381,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,600,000	3,393,000
Amortization of deferred financing costs	45,000	34,000
Decrease in allowance for doubtful accounts	(5,000)	(5,000)
Stock-based compensation	87,000	104,000
Deferred income tax	12,000	30,000
Changes in operating assets and liabilities:
Receivables	370,000	(1,685,000)
Prepaid expenses and other	(55,000)	26,000
Other assets	(44,000)	-
Accounts payable and accrued expenses	(202,000)	525,000
Deferred revenues	1,186,000	1,892,000
Net cash provided by operating activities	1,396,000	1,933,000
Cash flows from investing activities:
Purchases of property and equipment	(48,000)	(75,000)
Purchases of investments available for sale	(26,000)	-
Capitalized software development costs	(2,323,000)	(1,723,000)
Decrease (increase) in restricted cash	54,000	(4,000)
Net cash used in investing activities	(2,343,000)	(1,802,000)

Cash flows from financing activities:
Dividend payments on preferred stock	(330,000)	(330,000)
Repayment on line of credit from director/officer	-	(150,000)
Payment on line of credit from Silicon Valley Bank	(48,000)	(400,000)
Proceeds on line of credit from Silicon Valley Bank	500,000	822,000
Net cash provided by (used in) financing activities	122,000	(58,000)
Effect of exchange rate changes on cash	40,000	(105,000)
Net decrease in cash and cash equivalents	(785,000)	(32,000)
Cash and cash equivalents, beginning of period	1,663,000	1,349,000
Cash and cash equivalents, end of period	$878,000	$1,317,000

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The consolidated financial statements at September 30, 2016 and for the three and nine month periods ended September 30, 2016 and 2015 of Astea International Inc. and subsidiaries ("Astea" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company's latest annual report (Form 10-K) and our Form 10-Q's for the quarters ended March 31, 2015, June 30, 2015, September 30, 2015, March 31, 2016 and June 30, 2016. The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2016.

Reclassification

Certain reclassifications to the statement of operations, related to subscription costs, and to the statement of cash flows, related to amortization of deferred financing costs, were made to prior period financial statements to conform to the current presentation.

Operating Matters and Liquidity

The Company has a history of net losses.  In the first nine months of 2016, the Company generated a net loss of $1,598,000 compared to a net loss of $2,381,000 in the same period in 2015.  Further, at September 30, 2016, the Company had a working capital ratio of .52:1, with cash and cash equivalents and investments available for sale of $917,000.

The Company expects to continue to incur additional operating expenses for research and development and investment in software development to achieve its projected revenue growth.  We continually evaluate our operating cash flows which can vary subject to the actual timing of new sales closing compared to our projection of those sales closing and are sensitive to many factors, including changes in working capital and our net loss.  However, projections of future cash needs and cash flows are subject to substantial uncertainty.  As of September 30, 2016, the Company owed $1,826,000 against the line of credit from Silicon Valley Bank ("SVB").   The availability under the SVB line of credit is tied to a borrowing base formula that is based on 80% of the Company's eligible domestic accounts receivable. As of September 30, 2016, the availability under the line of credit was $174,000.  The Company has projected revenues that management believes will provide sufficient funds along with cash on hand and available borrowings under its line of credit to sustain its continuing operations for at least the next twelve months.

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

Investments classified as available for sale are measured using quoted market prices multiplied by the quantity held where quoted market prices were available. The Company is currently invested in mutual funds. The aggregate fair value of mutual funds as of September 30, 2016 and 2015 was $39,000 and $13,000, respectively. The mutual funds are valued using Level 1 inputs and contain investments that seek high level of current income. There were no impairments of investments as of September 30, 2016 and 2015.

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

As of September 30, 2016 and December 31, 2015, the Company owed $1,826,000 and $1,374,000, respectively, against the Revolving Facility.  The Company incurred $76,000 and $117,000 of interest expense to SVB for the nine months ended September 30, 2016 and 2015, respectively.  As of September 30, 2016, the availability under the line of credit was $174,000. The Company was in compliance with the covenants of the Loan Agreement as of September 30, 2016 and December 31, 2015.

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

The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest accrued or receivable is recorded in interest expense or interest income, respectively, in the statement of operations.  For the first nine months of 2016 and 2015, there were no interest or penalties related to uncertain tax positions.

At September 30, 2016, the Company maintained a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of the deferred tax assets due to the uncertainty of future taxable income.

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

As of September 30, 2016, the total unrecognized compensation cost related to non-vested options amounted to $175,000, which is expected to be recognized over the options' average remaining vesting period of 2.5 years.

Under the Company's stock option plans, option awards generally vest over a four year period of continuous service and have a 10 year contractual term.  The fair value of each option is amortized on a straight-line basis over the option's vesting period.  The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model.

There were 115,000 and 136,000 options granted during the nine months ended September 30, 2016 and 2015, respectively.  Activity under the Company's stock option plans for the nine months ended September 30, 2016 is as follows:

	OPTIONS OUTSTANDING
	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2015	738,000	$3.06
Granted	115,000	1.91
Forfeited	(65,000)	2.11
Expired	(12,000)	7.48
Balance, September 30, 2016	776,000	$2.90

The following table summarizes outstanding options under the Company's stock option plans as of September 30, 2016:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	776,000	$2.90	5.27	$53,000

Ending Vested and Exercisable	548,000	$3.31	3.89	$16,000

Options Vested and Expected to Vest	714,000	$2.99	4.96	$43,000

Convertible Preferred Stock

Series A

On September 24, 2008 the Company issued 826,000 shares of Series-A Convertible Preferred Stock ("Series A Preferred Stock") to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, and if, declared by the Company's Board of Directors, quarterly in arrears. The Company accrued $75,000 at September 30, 2016 and 2015 and paid $225,000 in Series-A preferred stock dividends for both the nine months ended September 30, 2016 and 2015.

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

Series B

On June 20, 2014, the Company issued 797,000 shares of Series-B Convertible Preferred Stock ("Series B Preferred Stock") to its Chief Executive Officer at a price of $2.51 per share in exchange for the cancellation of $2,000,000 of outstanding principal owed to its Chief Executive Officer under a Revolving Promissory Note dated March 26, 2014.

Dividends accrue daily on the Series B Preferred at a rate of 10% and are payable only when, and if, declared by the Company's Board of Directors, quarterly in arrears. The Company accrued $50,000 and $35,000 at September 30, 2016 and 2015 respectively and paid $105,000 in Series-B preferred stock dividends for both the nine months ended September 30, 2016 and 2015.

The Series B Preferred Stock may be converted into shares of common stock on a one-to-one ratio, subject to customary anti-dilution provisions.  The Series B Preferred Stock pays a quarterly dividend, which accrued at an annual rate of 10%, subject to certain rate adjustments as provided for under the agreement, until June 20, 2016 and at an annual rate of 10% thereafter.  The Company's Chief Executive Officer may convert 100% of his shares of the Series B Preferred Stock into shares of common stock.  Each and every outstanding share of Series B Preferred Stock is subject to mandatory and automatic conversion into shares of common stock if the closing price of the common stock as reported by the principal exchange or quotation system on which such common stock is traded or reported exceeds 300% of the then current conversion price for 30 consecutive trading days.  The Company may redeem all of the outstanding shares of the Series B Preferred Stock issued at a price per share equal to 300% of the purchase price.  The Series B Preferred Stock ranks senior to the common stock and on parity with the Company's Series A Preferred Stock.  In the event of a liquidation of the Company, the holder of the Series B and Series A Preferred Stock shall be entitled to receive in preference to the holders of the common stock, the original amount invested in the preferred stock plus any unpaid and accrued dividends.  Preferred stock dividends on the Series B are declared quarterly by the Board of Directors.

The Company reports the Series B Preferred Stock on the Company's consolidated balance sheet within stockholders' deficit at the amount of net proceeds received less an imputed dividend cost. The imputed dividend cost of $110,000 was the result of the preferred stock having a dividend rate during the first two years after its issuance (7%) that is lower than the rate that becomes fixed (10%) after the initial two-year period. The imputed dividend cost of $110,000 was being amortized over the first two years from the date of issuance and was based upon the present value of the dividend discount using a 10% yield. The Company amortized $30,000 and $45,000, respectively, related to the imputed dividend cost for the nine months ended September 30, 2016 and 2015. The imputed dividend was fully amortized as of September 30, 2016.

8.     INCOME (LOSS) PER SHARE

Income (loss) per share is computed on the basis of the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted income (loss) per share, shares outstanding are adjusted to assume conversion of the Company's non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic income (loss) per share, weighted average numbers of shares outstanding are used as the denominator.

The Company had net income allocable to the common stockholders for the three months ended September 30, 2016 and a net loss allocable to stockholders of the nine months ended September 30, 2016 and the three and nine months ended September 30, 2015. In the three months ended September 30, 2016, there were 28,000 net additional dilutive stock options assumed to be converted into common stock shares and in the nine months ended September 30, 2016 and the three and nine months ended September 30, 2015, the outstanding stock options would have been antidilutive due to the net loss incurred during those periods.  In addition, 100% of the outstanding convertible preferred stock, 1,623,000 shares, were eligible to be converted into common stock. For purpose of this calculation, if converted, it was assumed that upon conversion, the related dividends were not paid. However, as of the three and nine months ended September 30, 2016 and 2015 shares of common stock issuable on the assumed conversion of the eligible preferred stock were excluded from the diluted income (loss) per common shares calculation as the inclusion of these shares would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$148,000	$(1,315,000)	$(1,598,000)	$(2,381,000)
Preferred dividend	125,000	125,000	375,000	375,000
Net income (loss) available to common shareholders	$23,000	$(1,440,000)	$(1,973,000)	$(2,756,000)
Denominator:
Basic weighted average number of common shares outstanding	3,587,000	3,587,000	3,587,000	3,587,000
Effect of dilutive stock options	28,000	-	-	-
Diluted weighted average number of common shares outstanding	3,615,000	3,587,000	3,587,000	3,587,000
Basic income (loss) per common share	$0.01	$(0.40)	$(0.55)	$(0.77)
Diluted income (loss) per common share	$0.01	$(0.40)	$(0.55)	$(0.77)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Software license fees
United States	$212,000	$322,000	$793,000	$2,659,000
Total United States software license fees	212,000	322,000	793,000	2,659,000
Europe	81,000	241,000	581,000	1,043,000
Asia Pacific	355,000	26,000	366,000	206,000
Total foreign software license fees revenue	436,000	267,000	947,000	1,249,000
Total software license fees	648,000	589,000	1,740,000	3,908,000
Subscriptions
United States	332,000	188,000	1,187,000	551,000
Total United States subscriptions	332,000	188,000	1,187,000	551,000
Europe	276,000	6,000	859,000	15,000
Asia Pacific	55,000	105,000	185,000	223,000
Total foreign subscriptions	331,000	111,000	1,044,000	238,000
Total subscription revenue	663,000	299,000	2,231,000	789,000
Services and maintenance
United States	2,477,000	2,908,000	7,668,000	8,451,000
Total United States services and
maintenance revenue	2,477,000	2,908,000	7,668,000	8,451,000
Europe	1,029,000	740,000	2,620,000	2,179,000
Asia Pacific	871,000	692,000	2,463,000	2,300,000
Total foreign services and
maintenance revenue	1,900,000	1,432,000	5,083,000	4,479,000
Total services and maintenance revenue	4,377,000	4,340,000	12,751,000	12,930,000

Total revenue	$5,688,000	$5,228,000	$16,722,000	$17,627,000

Net income (loss)
United States	$(166,000)	$(982,000)	$(1,534,000)	$(911,000)
Europe	235,000	(325,000)	(21,000)	(1,230,000)
Asia Pacific	79,000	(8,000)	(43,000)	(240,000)

Net income (loss)	$148,000	$(1,315,000)	$(1,598,000)	$(2,381,000)

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

For the nine months ended September 30, 2016 and 2015, the Company recognized $16,722,000 and $17,627,000, respectively, of revenue related to software license fees, subscription revenue, and services and maintenance.

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

Capitalized software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company's estimated life for its capitalized software products is two years based on current sales trends and the rate of product release.  The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the net realizable value of each product, which includes the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company's responsibility set forth at the time of sale. As of September 30, 2016, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

Currency Translation

The international subsidiaries and branch operations translate their assets and liabilities by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of our international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as a component of other comprehensive loss in the accompanying consolidated statements of changes in stockholders' deficit. Foreign exchange transaction gains and losses are included in general and administrative expense. For the nine months ended September 30, 2016 foreign exchange transactions generated a gain of $109,000 and for the nine months ended September 30, 2015 foreign exchange transactions generated a loss of $83,000.

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

Revenues

Total revenues increased by $460,000 or 9%, to $5,688,000 for the three months ended September 30, 2016 from $5,228,000 for the three months ended September 30, 2015.  Software license fee revenues increased $59,000, or 10%, from the same quarter in 2015.  Subscription revenues increased $364,000 or 122% to $663,000 from $299,000 from the same period last year. Services and maintenance revenue for the three months ended September 30, 2016 increased $37,000 or 1% from the same quarter in 2015.

Software license fee revenue, consisting entirely of Astea Alliance sales, increased 10% to $648,000 in the third quarter of 2016 from $589,000 in the third quarter of 2015. The increase was primarily due to a sale that closed in the third quarter of 2016 in Japan.

Subscription revenue increased 122% to $663,000 in the third quarter of 2016 from $299,000 in the third quarter of 2015.  The primary reason for the increase was that several hosted customers went live in the second quarter. We are now able to recognize this revenue monthly. The Company continues to sell Software as a Service (SaaS) for which revenue may not be recognized until the customers go-live.

Services and maintenance revenues increased by 1% to $4,377,000 in the third quarter of 2016 compared to $4,340,000 in the third quarter of 2015.  Astea Alliance service and maintenance revenues increased by $84,000 or 2% compared to the third quarter of 2015.  The increase was mainly attributable to deferred services revenues continuing to be recognized on customers that went live in the second quarter of 2016.  At the time a hosted customer goes live, deferred services revenue starts to be recognized ratably over the remaining life of the initial contract. Service and maintenance revenues generated by FieldCentrix decreased by $47,000 or 8% to $575,000 in the third quarter of 2016 compared to $622,000 during the same period in 2015.  The decrease is due to a reduction in upgrade projects compared to the third quarter in 2015.

Costs of Revenues

Cost of software license fees decreased 64% to $408,000 in the third quarter of 2016 from $1,131,000 in the third quarter of 2015.  Included in the cost of software license fees are the costs of capitalized software amortization and the cost of all third party software embedded in the Company's software licenses which are sold to customers.  Amortization of capitalized software development costs was $395,000 for the quarter ended September 30, 2016 compared to $1,088,000 for the same quarter in 2015. This decrease primarily resulted from the amortization of Version 11.0 which became fully amortized during the quarter ended September 30, 2015. The gross margin percentage on software license sales was 37% in the third quarter of 2016 compared to (92%) in the third quarter of 2015.  The improvement in the license margin resulted primarily from a significant decrease in amortized capitalized software development costs as well as an increase in software license fees revenue.

Cost of subscriptions increased 10% to $195,000 in the third quarter of 2016 compared to $178,000 in the third quarter of 2015.  The increase in cost of subscriptions is mainly attributed to increased costs from a growing customer base.  The gross margin percentage on subscription revenue was 71% in the third quarter of 2016 compared to 40% in the third quarter of 2015. The improved gross margin is mainly due to the increase in customers that have gone live through the quarter ended September 30, 2016 compared to the same quarter of 2015, partially offset by a slight increase in costs from a growing customer base. As more customers continue to go-live, we expect the margins to improve as the fixed costs of hosting are shared by a growing revenue base.

Cost of services and maintenance increased 4% to $3,148,000 in the third quarter of 2016 from $3,042,000 in the third quarter of 2015. The increase in cost of service and maintenance is mainly attributed to increased headcount and travel expenses in all regions.  The gross margin percentage was 28% in the third quarter of 2016 compared to 30% in the third quarter of 2015.  The decrease in services and maintenance gross margin was primarily due to the increased service and maintenance costs in all regions and a decrease in service revenue in the U.S., partially offset by an increase in service revenue in Europe, Asia and Japan.

Gross Profit

Gross profit increased 121% to $1,937,000 in the third quarter of 2016 from $877,000 in the third quarter of 2015. The increase in gross profit is primarily due to a significant decrease in amortization of capitalized software development costs, increases in software license fees, subscription and service revenues partially offset by an increase in the cost of subscription and  service and maintenance costs. As a percentage of revenue, gross profit in the third quarter of 2016 was 34% compared to 17% in the third quarter of 2015. The quarter-over-quarter increase in gross profit was largely driven by an increase of $460,000 in total revenues and a decrease in the amortization of capitalized software development costs partially offset by a slight increase in cost of subscriptions, and cost of service and maintenance.

Operating Expenses

Product Development

Product development expenses decreased 20% to $215,000 in the third quarter of 2016 from $267,000 in the third quarter of 2015.  Fluctuations in product development expense from period to period generally result from the amount of product development expense that is capitalized.  Development costs of $731,000 were capitalized in the third quarter of 2016 compared to $700,000 during the same period in 2015.  Gross product development expense was $946,000 for the quarter ended September 30, 2016 which is 2% lower than $967,000 during the same quarter in 2015. The decrease was primarily due to a reduction of costs and the temporary use of certain development personnel to assist with professional services.  Most of the Company's development occurs in Israel. Product development expense as a percentage of revenues was 4% in the third quarter of 2016 compared to 5% in the third quarter of 2015.

Sales and Marketing

Sales and marketing expense decreased 5% to $948,000 in the third quarter of 2016 from $994,000 in the third quarter of 2015.  The decrease in sales and marketing expense is attributable to decreased sales expenses resulting from a lower headcount, partially offset by an increase in marketing costs as the Company continues to focus on expanding its market presence in all regions by expanding awareness of the Company's products, which occurs through the use of Webinars focused on the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expense was 17% in the third quarter of 2016 compared to 19% in the same period of 2015. The decrease in sales and marketing expense as a percentage of revenue is due to the decrease in expenses described above and the increase in revenues.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company's finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company's status as a public company. General and administrative expenses decreased 27% to $590,000 during the third quarter of 2016 from $804,000 in the third quarter of 2015. The decrease is due to reduced costs associated with headcount, accounting fees and stock listing fees.  As a percentage of revenue, general and administrative expenses were 10% in the third quarter of 2016 compared to 15% in the third quarter of 2015.

Net Interest Expense

Net interest expense was $30,000 in the third quarter of 2016 compared to $44,000 in the third quarter of 2015. During the third quarter of 2016, the Company incurred interest expense resulting from borrowing against its line of credit with SVB Bank. The expense decrease compared to the same period last year, is due to the expiration of the line of credit with the director/officer, which expired September 30, 2015.  Accordingly, the Company did not incur any interest expense related to the line of credit with the director/officer in 2016.

Income Tax Expense

The Company reported a provision for income tax expense of $6,000 for the third quarter of 2016 compared to $83,000 income tax expense during the third quarter of 2015.  The tax expense results from a tax provision in Israel.

International Operations

The Company's international operations generated revenues of $2,667,000 in the third quarter of 2016, an increase of 47% over the same quarter in 2015.  Revenues from international operations comprised 47% of the Company's total revenue for the third quarter in 2016, compared to 35% of total revenues for the same quarter in 2015.  The increase in international revenues compared to the same period in 2015 is primarily due to an increase of all revenues in Japan and an increase in subscription and service revenues in Europe, partially offset by a decline in license revenues in Europe and a decline in subscription revenue in the Asia Pacific Region.

Net Income (Loss)

Net income for the quarter ended September 30, 2016 was $148,000 compared to a net loss of ($1,315,000) for the third quarter of 2015. The increase in net income was primarily related to an increase in license sales, hosting and service revenues and lower amortization of capitalized software development costs partially offset by higher costs of subscription, services and maintenance

Comparison of Nine Months Ended September 30, 2016 and 2015

Revenues

Total revenues decreased $905,000, or 5%, to $16,722,000 for the nine months ended September 30, 2016 from $17,627,000 for the nine months ended September 30, 2015.  Software license revenues decreased 55% from the same period last year.  Subscription revenue increased 183% from the same period last year and service and maintenance fees for the nine months ended September 30, 2016 amounted to $12,751,000, a 1% decrease from the same period in 2015.

Software license fees revenue decreased 55% to $1,740,000 in the first nine months of 2016 from $3,908,000 in the first nine months of 2015.  Astea Alliance license revenues decreased $2,199,000 to $1,685,000 or 57% in the first nine months of 2016 from $3,884,000 in the first nine months of 2015. The decrease resulted from a decline in Astea license sales in the U.S., Asia Pacific region and Europe partially offset by increase in license sales in Japan. The most significant  decrease was in the U.S. was primarily due to a significant sale in the first nine months of 2015 for an existing U.S. customer that was not repeated in 2016.

Subscription revenue increased 183% to $2,231,000 in the first nine months of 2016 from $789,000 in the first nine months of 2015. The increase was primarily due to completion of the implementation process for certain customers which allowed them to go live on the SaaS solution. There was one customer who went live during this period in 2016 that contributed significantly to the revenue increase as the customer went live in the second quarter of 2016, the previously deferred annual hosting revenues were recognized as the service periods for those hosting services had lapsed. Because of the extended implementation period for this customer, future hosting revenue from this customer will not be of the same magnitude as it was during the nine-month period in 2016.  Revenue for subscription services may not be recognized until the customers go-live. The implementation period is typically between 6 to 10 months.

Services and maintenance revenues decreased 1% to $12,751,000 in the first nine months of 2016 from $12,930,000 in the first nine months of 2015. Astea Alliance service and maintenance revenues were $11,020,000 for the first nine months of 2016, a slight decrease of $7,000 from $11,027,000 in Alliance service and maintenance revenue for the nine months ended September 30, 2015.  Service and maintenance revenues generated by FieldCentrix decreased by $172,000 or 9% to $1,731,000 in the first nine months of 2016 compared to $1,903,000 during the same period in 2015.  The decrease in service and maintenance revenue is due to a reduction in upgrade projects compared to the same period in 2015 as well as certain customers transitioning from FieldCentrix to Alliance.

Costs of Revenues

Cost of software license fees decreased 53% to $1,576,000 in the first nine months of 2016 from $3,339,000 in the first nine months of 2015.  Included in the cost of software license fees are the amortization of capitalized software and all third party software embedded in the Company's software licenses which are sold to customers.  Amortization of capitalized software development costs was $1,524,000 for the nine months ended September 30, 2016 compared to $3,290,000 for the nine months ended September 30, 2016, a decrease of 54%. The decrease resulted primarily from the amortization of Version 11.0 which occurred through September 30, 2015.  Version 11.0 was fully amortized on September 30, 2015.  Accordingly, cost of software license fees for the nine months ended September 30, 2016 do not contain any amortization from Version 11.0. The gross margin percentage on software licenses was 9% in the first nine months of 2016 compared to 15% in the first nine months of 2015. The decrease in gross margin is a reflection of the decrease in license revenue partially offset by the decreased amortization costs.

Cost of subscriptions increased 37% to $664,000 in the first nine months of 2016 from $483,000 in the first nine months of 2015. The increase in cost of subscriptions is mainly attributed to increased costs from a growing customer base.  The gross margin percentage was 70% in the first nine months of 2016 compared to 39% in the first nine months of 2015. The improved gross margin is mainly due to the growing number of live SaaS subscribers partially offset by additional costs from the growing customer base.

Cost of services and maintenance increased 7% to $10,051,000 in the first nine months of 2016 from $9,357,000 in the first nine months of 2015.  The increase in cost of service and maintenance is attributed primarily to increases in headcount and travel expenses in all regions. The services and maintenance gross margin percentage was 21% in 2016 and 28% in 2015. The decline in the gross margin is due to additional head count and travel expenses, as well as revenue deferred for hosting contracts that have not gone live, but the Company is incurring expenses attributable to these SaaS services.

Gross Profit

Gross profit decreased $17,000 to $4,431,000 in the first nine months of 2016 from $4,448,000 in the first nine months of 2015.  As a percentage of revenue, gross profit was 27% in the first nine months of 2016 compared to 25% in the first nine months of 2015.  The year-over-year increase in gross profit was largely driven by the decrease in cost of software license fees, partially offset by the decrease in revenues.

Operating Expenses

Product Development

Product development expense decreased 46% to $610,000 in the first nine months of 2016 from $1,123,000 in the first nine months of 2015.  Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Software development costs of $2,323,000 were capitalized in the first nine months of 2016 compared to $1,723,000 during the same period in 2015, an increase of $600,000. The increase in capitalized cost was due to Alliance Version 14.0, which includes additional features and greater functionality than prior versions. Alliance Version 14.0 went live on September 30, 2016.  Gross development expense was $2,933,000 during the first nine months of 2016, an increase of 3%, compared to $2,846,000 for the same period in 2015.  The increase was primarily due to additional headcount. Product development expense as a percentage of revenues was 4% in first nine months of 2016 compared to 6% during the same period in 2015.

Sales and Marketing

Sales and marketing expense increased 2% to $3,166,000 in the first nine months of 2016 from $3,112,000 in the first nine months of 2015. The increase in sales and marketing expense is attributable to an increase in marketing costs compared to the prior year offset by a decrease in sales payroll, resulting from a lower headcount, as well as reduced   commissions related to the decline in license sales. The Company continues to focus on expanding its market presence through intensified marketing efforts to increase awareness of the Company's products.  This occurs through the use of Webinars focused on the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expenses was 19% in the first nine months of 2016 compared with 18% in the first nine months of 2015.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company's finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company's status as a public company. General and administrative expenses decreased 10% to $2,147,000 in the first nine months of 2016 compared to $2,372,000 in the first nine months of 2015.   As a percentage of revenues, general and administrative expenses were 13% for the nine months ended September 30, 2016 and 14% in the first nine months of 2015. The decrease in costs relative to revenues is due to higher revenues in the first nine months of 2016. The overall decrease in cost is also attributable to lower head count and  the Company moving to the OTC Market Group which has lower costs associated with this exchange listing.

Interest Expense, Net

Interest expense was $76,000 in the first nine months of 2016 compared to $117,000 for the same period in 2015.  During the first nine months of 2016, the Company incurred interest expense resulting from borrowing against its line of credit with SVB Bank. The decrease in interest expense compared to the same period last year is due to elimination of the line of credit with the director/officer, which expired on September 30, 2015.  As a result, the Company no longer incurs any interest expense related to the line of credit with the director/officer.

Income Tax Expense

The Company recorded income tax expense of $30,000 for the nine months ended September 30, 2016 compared to $105,000 for the nine months ended September 30, 2015.  The tax expense resulted from the tax provision in Israel.

Net Loss

Net loss for the nine months ended September 30, 2016 was $1,598,000 compared to a net loss of $2,381,000 for the nine months ended September 30, 2015.  The decrease in the net loss of $783,000 is primarily the result of a decrease in amortization of capitalized software costs, decreases in general and administrative costs and an increase in subscription revenues, partially offset by a decrease in license fees revenue and increased subscription, services, and maintenance costs.

Liquidity and Capital Resources

    Operating Activities

The Company generated $1,396,000 of cash from operating activities in the first nine months of 2016 compared to generating $1,933,000 for the first nine months of 2015.  The decrease in operating cash flows of $537,000 was due to an $81,000 increase in cash used for prepaid expenses, reductions in accounts payable and accrued expenses of $727,000, less cash provided by deferred revenues of $706,000 and an increase in cash used for other assets of $44,000. In addition there were lower noncash charges of $1,817,000 from reduced capitalized software amortization, lower stock-based compensation, and lower deferred tax expense offset by an increase in deferred loan cost amortization. Partially offsetting these uses of cash were an increase in cash provided by accounts receivable of $2,055,000.

    Investing Activities

The Company used $2,343,000 for investing activities in the first nine months of 2016 compared to $1,802,000 used in the first nine months of 2015. The increase in cash used for investing activities of $541,000 is principally attributable to an increase of $600,000 in cash used for capitalized software development costs due the Company's focused development effort of its newest version of Alliance and for the purchase of investments available for sale of $26,000 offset by a decrease in restricted cash of $58,000 and a decrease in cash used for capital expenditures of $27,000.

    Financing Activities

The Company generated $122,000 of cash from financing activities in the first nine months of 2016 compared to using $58,000 in the first nine months of 2015.  Payments of preferred stock dividends were $330,000 in the first nine months of 2016 and 2015.  The Company borrowed $500,000 during the first nine months of 2016 compared to borrowings of $822,000 in the same period last year. The Company paid $48,000 to reduce its SVB line of credit during the first nine months ended September 30, 2016 compared to repayment of $400,000 in the first nine months ended September 30, 2015. In the nine months ended September 30, 2015, the Company paid the CEO $150,000 to pay off the line of credit that expired.

The effect of exchange rates on cash related to the U.S. dollar exchange rates for most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, resulted in an increase of cash of $40,000 in 2016 compared to a decrease of $105,000 in 2015.

At September 30, 2016, the Company had a working capital ratio of approximately .52:1 compared to .58:1 at December 31, 2015. The Company had $917,000 in cash and investments available for sale at September 30, 2016, compared to $1,676,000 at December 31, 2015.

The Company has projected revenues for 2016 that management believes will provide sufficient funds to sustain its continuing operations for at least the next twelve months.  However, the Company expects to continue to incur additional operating expenses for research and development and invest in software development costs to achieve its projected revenue growth.  We continually evaluate our operating cash flows which can vary subject to the actual timing of new sales closing compared to our projection of those sales closing and are sensitive to many factors, including changes in working capital and our net loss.  The projections of future cash needs and cash flows are subject to substantial uncertainty.  As of September 30, 2016, the Company owed $1,826,000 against the line of credit from Silicon Valley Bank ("SVB") which is not due to be repaid until April 2018.  The availability under the SVB line of credit is tied to a borrowing base formula that is based on 80% of the Company's eligible domestic accounts receivable.  As of September 30, 2016, the availability under the SVB line of credit was $174,000.

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

Interest Rate Risk.  At September 30, 2016, the Company's debt consists of a line of credit with SVB.  At September 30, 2016.  the outstanding balance owed on our line of credit under the revolving credit facility with SVB was $1,826,000.  Our credit facility with SVB has a variable interest rate, which exposes us to interest rate risk.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency.  For the nine months ended September 30, 2016, approximately 42% of the Company's overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company's non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4.              CONTROLS AND PROCEDURES
Our management, with the participation of, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASTEA INTERNATIONAL INC.

Date: November 14, 2016	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	/s/Rick Etskovitz
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