Form 10-K
period 2016-12-31
ASTEA INTERNATIONAL INC
filed 2017-03-31
CIK 945989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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
Securities registered pursuant to Section 12(g) of the Exchange Act:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 if the Exchange Act.) Yes ☐    No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2016  (based on the closing price of $2.10 as reported by the Capital Market of The NASDAQ Stock Market LLC as of such date) was $1,646,587.  For purposes of determining this amount only, the registrant has defined affiliates of the registrant to include the executive officers and directors of registrant and holders of more than 10% of the registrant's common stock on June 30, 2016.

As of March 27, 2017, 3,594,549 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain, in addition to historical information, forward-looking statements.  These forward-looking statements are based on the Company's current assumptions, expectations and projections about future events.  Words like "believe," "anticipate," "intend," "estimate," "expect," "project," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements are estimates reflecting the best judgment of the Company's management and actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

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

Item 1.  Business.

General

Astea International Inc. and its subsidiaries (collectively "we," "us," "our," "Astea" or the "Company") develop, market and support service management software solutions, which are licensed to companies that sell and service equipment, and/or sell and deliver professional services. Customers purchase Astea's software and services to automate enterprise business processes to enhance revenue, contain costs, improve operational efficiency improvement, and expand their awareness of operational performance through analytical reporting.  Customers' return on investment from implementing Astea's solutions is achieved through more efficient management of information, people, processes and cash flows, which we believe increases competitive advantage and customer satisfaction as well as top-line revenue and profitability.

Astea's solutions are used in industries such as information technology, medical devices and diagnostic systems, industrial controls and instrumentation; retail/point-of-sale equipment; heating, ventilation, and air conditioning systems ("HVAC"); office equipment; imaging systems; fire and security; gaming/leisure equipment; facilities management; telecommunications; and other related industries with equipment sales and service requirements. Astea's strong focus on enterprise solutions for organizations that sell and deliver services is a unique industry differentiator that draws upon the Company's extensive industry experience and core expertise.

Founded in 1979, Astea is known throughout the industry, largely from its proven success as a provider of software solutions for field service management. Astea has since expanded its product portfolio to also include integrated management applications for sales, multi-channel customer contact centers, third party vendor management, workforce optimization and professional services automation.

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

Astea's software has been licensed to approximately 660 companies worldwide. Its customers range from mid-size organizations to large, multinational corporations with geographically dispersed locations around the globe. The Company markets and supports its products through a worldwide network of direct and indirect sales and services offices with corporate headquarters in the United States and regional headquarters in the United Kingdom, Australia and Japan.  Sales partners include distributors (value-added resellers, system integrators and sales agents) and original equipment manufacturing partners ("OEM partners"). See Note 12 to the Consolidated Financial Statements Geographic Segment Data for revenues, income (loss) from operations and long lived assets related to each of the Company's geographic operating regions for the past two years.

In addition to its own product development that is conducted at Company facilities in the United States and Israel, Astea has  contractual relationships with complementary technology companies in order to reduce time-to-market with new product capabilities and continually increase its value proposition to customers. The Company's product strategies are developed from the collective feedback from customers, industry consultants, technology partners and sales partners, in addition to its internal product management, professional services, and development teams.  Astea also works with its active user community who closely advises and participates in ongoing product development efforts.

Astea provides customers with an array of professional consulting, training and customer support services to implement its products and integrate them with other corporate systems such as back-office financial and enterprise resource planning (ERP) applications. Astea also maintains and supports its software over the software's installed life cycle. The Company's experience and domain expertise in service and sales management, distribution, logistics, finance, mobile technologies, internet applications and enterprise systems integration are made available to customers during their assessments of where and how their business processes can be improved.

The Company's sales and marketing efforts are primarily focused on new software licensing and support services for its latest generation of Astea Alliance and FieldCentrix products.

Industry Overview – Service Management

Service management is generally defined as a technician performing repair, installation, or regularly scheduled/preventive maintenance work at a customer site. It involves the management of incoming service requests, dispatching of service technicians, managing parts, managing contracts, prioritizing service based on service level agreements and severity of problems, and the repair, refurbishment and retirement process for a piece of equipment. Field service organizations vary greatly in size, industries and supported technologies.  Although every industry relies on field service to some degree, for certain industries, field service is critical.  Equipment, ranging from computers and peripherals to building systems, office equipment and medical equipment depends on field service.  Sometimes, this equipment is the lifeblood of a customer or potential customer, and any downtime or service interruptions can significantly impair operations or even endanger human life and safety.

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

In 2016, Astea issued Astea Alliance 14.0, which delivers a number of noteworthy advancements that will help companies accelerate response times, improve the overall customer experience, and gain instant access to actionable intelligence. A summary of features released with Astea Alliance 14.0 are highlighted below. They include:

•
Improved Productivity & Collaboration Tools – A more robust workflow engine is one of the key enhancements Astea has added to help companies improve productivity by providing a centralized console to build, automate, and monitor a consolidated view of all workflow rules, alerts and processes. When it comes to mobile field service solutions, one of the most important elements for success is technician adoption. The solution has to provide powerful capabilities, but also be easy to use. With Astea Alliance 14.0, Astea continues to incorporate new functionality that focuses on the user experience as well as adding more configuration capabilities without complexity. Parts management in the field, is extremely important when it comes to improving first-time fix rates and elevating customer satisfaction levels. Additional supply chain features have been added to Astea's mobile solution to further extend its parts management capabilities. Astea has also developed an end-user feedback option, throughout their solution suite, to capture end-user product suggestions and feedback.

•
Your Service Platform, Your Way –Astea continues to amplify configuration capabilities by enabling non-technical users to easily modify/extend their platform. Organizations benefit by having a feature-rich foundation, out-of-the-box, that can be easily adapted as needed. Organizations can build new modules, as well as import and export customizations to different environments when needed. Astea is also proud to announce that their Astea Alliance cloud solution can also be deployed on the Microsoft® Azure® cloud.

•
Drive Proactive Support and Continuous Process Improvement – Astea Alliance extended capabilities to their existing "plug & play" connector to Cumulocity, the global leading provider of 'Internet-of-Things' (IoT). The connected, end-to-end solution enables service organizations to immediately leverage the latest technology advancements to more accurately predict equipment failures, create usage-based maintenance schedules, reduce the number of truck rolls, improve inventory utilization, and meet greater service level agreement (SLA) commitments with fewer resources.

•
Easily Manage and Support a Company's Entire Service Ecosystem – In order for companies to ensure complete visibility and control over their entire service network, it is critical to have a platform that can serve as their single point of reliable information for all full-time and outsourced stakeholders. With Astea Alliance 14.0, Astea has redesigned its Third Party Vendor Portal in HTML5, delivering a fresh user experience that provides for a sleek, simplistic and personalized navigation, making it even easier for vendors to participate in a company's service delivery supply chain. Further enhancements have also been made in the area of Logistics, Scheduling, Contracts, and Performance Management.

•
Lower Total Cost of Ownership – Astea recognizes the importance of being able to easily interoperate within an organization's existing infrastructure. As a result, they have made significant advancements to their integration console & toolkit. They have also added more standardized connectors to accelerate and simplify interoperating with major ERP and CRM solutions. Additionally, Astea has enriched its import and export templates to help organizations optimize, cleanse and maintain their data. This will make it easier and faster for organizations to cleanse and migrate their data during the implementation process.

ServiceAlliance and SalesAlliance, the earliest versions of Astea Alliance solutions, were the Company's initial technology offerings following a long and highly successful history with its DISPATCH-1 legacy system solutions.  Market acceptance of Astea Alliance by global and regional companies has continually increased since 2002, and the Company has aggressively pursued opportunities for larger system implementations with mid-size to large enterprises on a worldwide basis.

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

Alliance Field Service

The Alliance Field Service core application delivers a set of automated capabilities intended to streamline and improve management of field service activities.  By automating workflow, field service representatives should be able to efficiently complete and document assignments, manage vehicle assets, capture expenses and generate revenue through add-on sales during a customer contact. Applications alert dispatchers to contractual minimum response times and expedite coordination of field force skills matching, scheduling, dispatch and repair parts logistics.  The use of the Dynamic Scheduling Engine should automate much of this process. The software supports all field service categories including equipment installations, break/fix, planned maintenance and meter reading. Applications can also be integrated with equipment diagnostic systems for fully automated solutions that initiate and prioritize service requests and dispatch assignments to field employees' smartphones, laptops or tablets without human intervention.

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

Customers

The Company estimates that it has sold licenses to approximately 660 customers ranging from small, rapidly growing companies to large, multinational corporations with geographically dispersed operations and remote offices. The broad applicability of the Company's products is demonstrated by the wide range of companies across many markets and industries that use one or more of Astea's products, including customers in information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail/point-of-sale systems equipment, HVAC, office automation equipment, imaging systems, fire and security, gaming/leisure equipment, facilities management, telecommunications and other related industries with equipment sales and service.  In 2016 there was one customer that accounted for 13% of total revenues and in 2015 there was one customer that accounted for 12% of total revenues.

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

Astea's international sales accounted for 36% of the Company's revenues in 2016 and 35% of the Company's revenues in 2015.  See "Risk Factors — Expansion of International Sales."

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

The Company's expense for product development for the years ended December 31, 2016 and 2015 was $1,099,000 and $1,382,000, respectively. These expenses amounted to 4% and 6% of total revenues for 2016 and 2015, respectively.  The Company's capitalized software development costs were $2,939,000 and $2,407,000 in 2016 and 2015, respectively.  Total software development costs increased $249,000 to $4,038,000 in 2016 compared to $3,789,000 in 2015. The Company anticipates that it will continue to allocate substantial resources to its development effort for the upgrade of its suite of products.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors — Need for Development of New Products."

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

Employees

As of December 31, 2016, the Company, including its subsidiaries, had a total of 186 full-time employees worldwide, 91 in the United States, 19 in the United Kingdom, 3 in the Netherlands, 50 in Israel, 11 in Australia and 12 in Japan.  In addition, we have 3 part-time employees in Israel.  The Company's future performance depends, in significant part, upon the continued service of its key technical and management personnel and its continuing ability to attract and retain highly qualified and motivated personnel in all areas of its operations.  See "Risk Factors — Dependence on Key Personnel; Competition for Employees." None of the Company's employees is represented by a labor union.  The Company has not experienced any work stoppages and considers its relationships with its employees to be good.

Corporate History

The Company was incorporated in Pennsylvania in 1979 under the name Applied System Technologies, Inc.  In 1992, the Company changed its name to Astea International Inc.  Until 1986, the Company operated principally as a software-consulting firm, providing professional software consulting services on a fee for service and on a project basis.  In 1986, the Company introduced its DISPATCH-1 product.  In November 1991, the Company's sole stockholder acquired the outstanding stock of The DATA Group Corporation ("Data Group"), a provider of field service software and related professional services for the mainframe-computing environment.  Data Group was merged into the Company in January 1994.  In February 1995, the Company and its sole stockholder acquired the outstanding stock of Astea Service & Distribution Systems BV ("Astea BV"), the Company's distributor of DISPATCH-1 and related services in Europe.  In May 1995, the Company reincorporated in Delaware.  In July 1995, the Company completed its initial public offering of Common Stock.  In February 1996, the Company merged with Bendata, Inc.  In June 1996, the Company acquired Abalon AB.  In September 1998 (effective July 1, 1998), the Company sold Bendata, Inc.  In December 1998, the Company sold Abalon AB. In December 1997, the Company introduced ServiceAlliance and in October 1999, SalesAlliance.  Both products were subsequently re-engineered into components of the AllianceEnterprise suite which was introduced in 2001. Through 2001 and into 2002, the Company rebuilt its product functionality for Web-based applications and in August 2003 introduced Astea Alliance Version 6.  The Company released a new system architecture based on Microsoft.NET during the third quarter of 2004.  On September 21, 2005, the Company acquired substantially all the assets and certain liabilities of FieldCentrix, Inc.   In the first quarter of 2010, the Company delivered Astea Alliance Version 10.0. In 2011, Astea launched Alliance Mobile Universal to deliver enterprise functionality optimized for the latest devices such as Android, iPhone and iPad leveraging the latest HTML5 technology.  In 2013, Astea Alliance 11.0 was released. With this release, Astea introduced an abundance of new features and enhancements that were developed based on three primary concepts; optimizing and streamlining processes, enabling proactive service insight and intelligence at every level, and significantly increasing ease of use and customizations without technical skills. Accelerated revenue growth, proactive intelligence, productivity and process optimization, enriched employee interaction experience, and increased customer satisfaction are just a few of the advantages organizations will be able to achieve with this release. Astea Alliance is available either as an on-premise or cloud application, allowing every company to choose the right offering that aligns with their strategy and IT ecosystem. In 2014, Astea introduced Astea Alliance Version 11.5. This release introduced many new innovations such as third party vendor mobile app, advanced customization capabilities, additional reporting and dashboard capabilities, as well as extending reports and visual indicators to the mobile device. With Astea's latest mobile release, organizations can create sales quotations, perform inventory cycle counts, support complex items with subcomponents, create and support different workflows/apps for different groups/types of work, and much more. Astea's mobile solution provides the level of flexibility necessary that makes it easy for organizations to modify and adapt the solution without needing development skillsets or adding additional costs. In February 2015, Astea released Version 12.0, and subsequently released Version 12.5 in September 2015. Astea Alliance Version 12.0 included scheduling enhancements, additional visualization and collaboration tools, optimized navigation, as well as numerous customer-driven features from around the globe. Astea Alliance Version 12.0 delivered a number of noteworthy advancements that help companies accelerate response times, improve the overall customer experience, and gain instant access to actionable intelligence. Astea Alliance Version 12.5 included a fresh, new Customer Self-Service Portal, a new Service Manager Analytics App, and many additional features designed to optimize service outcomes. Additional enhancements were also developed in the areas of scheduling optimization, knowledge management, mobile field service, and logistics. In October 2016, Astea released Version 14.0, delivering an extensive number of both technical and functional advancements to help companies catapult revenue growth, optimize the employee/customer/partner interaction experience, drive productivity improvements, and boost customer satisfaction levels. This latest release provided more sophisticated capabilities that give companies greater control and flexibility to adapt and extend the Alliance platform to address their critical business needs, whether deployed in the cloud or on-premise. The integration console, plug & play connectors, and implementation templates, will help to accelerate customers' time to benefit and return on investment in the platform.

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

History of Net Losses

The Company has a history of net losses. As of December 31, 2016, the Company had an accumulated deficit of approximately $35.4 million.  Moreover, the Company expects to continue to incur additional operating expenses for research and development and investment in software development costs to achieve its projected revenue growth.  There is no assurance that the Company may be able to achieve the necessary revenue growth or profitability in the future.  If the Company does not attain or sustain profitability or raise additional equity or debt in the future, the Company may be unable to continue its operations.

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

The Company's future success will depend mainly on its ability to increase licensed users of Astea Alliance, developing new products and product enhancements to complement its existing product offerings, its ability to continue to generate professional services, support and maintenance revenues to Astea Alliance and FieldCentrix customers and on its ability to control its operating expenses.  Any failure of the Company's products to achieve or sustain market acceptance, or of the Company to sustain its current position in the CRM software market due to rapid technological changes, would have a material adverse effect on the Company's business and results of operations.  There can be no assurance that the Company will be able to increase demand for Astea Alliance products, maintain an acceptable level of support and maintenance revenues or to lower its expenses, thereby avoiding future losses.

Burdens of Customization

On rare occasions, the Company's clients may request significant customization of Astea Alliance products to address unique characteristics of their businesses or computing environments.  In these situations, the Company would apply contract accounting to determine the recognition of license revenues.  The Company's commitment to the customization could place a burden on its client support resources or delay the delivery or installation of products, which, in turn, could materially adversely affect its relationship with significant clients or otherwise adversely affect business and results of operations.  In addition, the Company could incur penalties or reductions in revenues for failures to develop or timely deliver new products or product enhancements under development agreements and other arrangements with customers.  If customers are not able to customize or deploy the Company's products successfully, the customer may not complete expected product deployment, which would prevent recognition of revenues and collection of amounts due, and could result in claims against the Company.

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

Security Breaches and Other Disruptions Could Compromise our Information and Expose us to Liability, Which Would Cause our Business and Reputation to Suffer

In the ordinary course of the Company's business, it collects and stores sensitive data, including intellectual property and proprietary business information of the Company and the Company's customers, suppliers and business partners as well as personally identifiable information of the Company's customers and employees. The secure processing, maintenance and transmission of this information is critical to the Company's operations and business strategy. Despite the Company's security measures, its information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise the Company's networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt the Company's operations and the services the Company provides to customers, damage the Company's reputation, and cause a loss of confidence in the Company's products and services, which could adversely affect the Company's business/operating margins, revenues and competitive position.

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

Expansion of International Sales

Astea's international sales accounted for 36% of the Company's revenues in 2016 and 35% in 2015.  The Company expects that international sales will continue to be a significant component of its business.  In the Company's efforts to expand its international presence, it will face certain risks, which it may not be successful in addressing.  These risks include:

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

Concentration of Ownership

Currently, Zack Bergreen, the Company's chief executive officer, beneficially owns approximately 54.8% of the outstanding Common Stock of the Company, which includes 826,000 shares of Series A Convertible Preferred Stock and 797,000 shares of Series B Convertible Preferred Stock.  As a result, Mr. Bergreen exercises significant control over the Company through his ability to influence and control the election of directors and all other matters that require action by the Company's stockholders.  Under certain circumstances, Mr. Bergreen could prevent or delay a change of control of the Company which may be favored by a significant portion of the Company's other stockholders, or cause a change of control not favored by the majority of the Company's other stockholders.  Mr. Bergreen's ability under certain circumstances to influence, cause or delay a change in control of the Company also may have an adverse effect on the market price of the Company's Common Stock.

Possible Volatility of Stock Price

The market price of the Company's common stock (the "Common Stock") has in the past been, and may continue to be, subject to significant fluctuations in response to, and may be adversely affected by, variations in quarterly operating results, changes in earnings estimates by analysts, developments in the software industry, and adverse earnings or other financial announcements of the Company's customers as well as other factors.  In addition, the stock market can experience extreme price and volume fluctuations from time to time, which may bear no meaningful relationship to the Company's performance.  Broad market fluctuations, as well as economic conditions generally and in the software industry specifically, may result in material adverse effects on the market price of the Company's Common Stock.

Under Our Loan Agreement with SVB,  if We Fail to Meet Certain Earnings Covenants, SVB May Increase Our Interest Rate, Lower Our Borrowing Base or Refuse to Grant Us Any Additional Borrowings in the Future

In 2014, the Company entered into a Loan and Security Agreement, as amended (the "Loan Agreement") with SVB.  The Loan Agreement established a revolving credit facility (the "Revolving Facility") for the Company in the principal amount of up to $2,000,000.

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

However, there is no assurance that in the future that SVB will agree to grant a waiver or enter into a forbearance agreement with the Company if it fails to be in compliance with its covenants. Continued compliance with its covenants is dependent on the Company achieving certain operating results in 2017 and throughout the remaining term of the Loan Agreement. Market conditions have been difficult to predict and there is no assurance that in future periods the Company will meet the operating income targets in order to meet certain operating covenants as currently defined in the Loan Agreement.

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
Item 1B.  Unresolved Staff Comments.

None

Item 2.   Properties.

The Company's headquarters are located in a leased facility of approximately 24,000 square feet in Horsham, Pennsylvania which runs through August 2022. The Company also leases facilities for operational activities in Irvine, California; Vianen, Netherlands; and Karmiel, Israel, and for sales and customer support activities in Maidenhead, England; Tokyo, Japan; and North Sydney, Australia.  The Company believes that suitable additional or alternative office space will be available in the future on commercially reasonable terms as needed.

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

The following table sets forth the high and low sale prices for the Common Stock as reported by OTCQB in fiscal year 2016 and the last eleven months of 2015 and as reported on NASDAQ the first month of 2015:

2016	High	Low
First quarter	$2.15	$1.40
Second quarter	2.36	1.71
Third quarter	2.38	1.35
Fourth quarter	2.00	1.45

2015	High	Low
First quarter	$2.25	$1.04
Second quarter	2.00	1.19
Third quarter	2.61	1.50
Fourth quarter	3.00	1.80

As of March 27, 2017, there were approximately 37 holders of record of the Company's Common Stock.  On March 27, 2017, the last reported sale price of the Common Stock as reported by OTCQB was $2.18 per share. The Company currently has outstanding 826,000 Series A Convertible Preferred Stock shares and 797,000 Series B Convertible Preferred Stock shares.

Dividend Policy

The Board of Directors from time to time reviews the Company's forecasted operations and financial condition to determine whether and when payment of a dividend or dividends on common stock is appropriate. No common stock dividends have been declared since June 2000.  The Company has no intention at this time to pay dividends on its common stock. The Revolving Facility also restricts the Company's ability to pay dividends on the Common Stock.  In September 2008, the Company issued 826,000 shares of Series A Convertible Preferred Stock.  Dividends accrue daily at a rate of 10% and are payable quarterly only when they are declared by the Board of Directors.  The first dividend was paid at the end of 2008.  In June 2014, the Company issued 797,000 shares of Series B Convertible Preferred Stock. Dividends accrued daily at a rate of 7%, until June 20, 2016 and which time the rate increased to 10%.  The first dividend payment was paid at the end of December 2014. The Company continues to either accrue or disburse quarterly payments on the preferred dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants & Rights	Weighted Average Exercise Price of Outstanding Options, Warrants & Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	710,000	$2.73	190,000
Equity compensation plans not approved by security holders	-	-	-
Total	710,000	$2.73	190,000

Item 6.            Selected Financial Data.

Not applicable

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

Software license fees accounted for 11% of the Company's total revenues in 2016.  Software license fee revenues include some fees from the sublicensing of third-party software and mapping software licenses.  Typically, customers pay a license fee for the software based on the number of licensed users.  Depending on the contract terms and conditions, software license fees are recognized as revenue upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable.  If significant vendor obligations exist at the time of delivery or if the product is subject to uncertain customer acceptance, revenue is deferred until no significant obligations remain and/or acceptance has occurred.

We provide Software-as-a-Service ("SaaS") solutions which generate revenue from cloud subscription services. Our SaaS customers typically purchase three year license subscriptions, but occasionally will purchase annual license subscriptions.  We do not recognize any revenue from SaaS sales until the customer goes live. The revenue recognized from SaaS projects were attributable to projects that went live in 2016 and 2015 as well as existing customers renewing their subscriptions and termination of a significant customer contract allowing us to recognize subscription revenue of $3,991,000 and $1,082,000 in the years ended December 31, 2016 and 2015, respectively.   It generally takes several months for the customer to go live.  Subscription revenue is recognized on a straight-line basis over the service period.

The remaining component of the Company's revenues consists principally of fees derived from professional services associated with the implementation and deployment of the Company's software products, and maintenance fees for ongoing customer support, primarily external customer technical support services and unspecified product upgrades and enhancements.  Professional services (including training) are generally charged on an hourly or daily basis and invoiced on a regular basis pursuant to customer work orders.  Training services may also be charged on a per-attendee basis with a minimum daily charge.  Out-of-pocket expenses incurred by Company personnel performing professional services are typically reimbursed by the customer.  The Company recognizes revenue from professional services as the services are performed unless the services are under a fixed-price arrangement or are pursuant to a subscription arrangement.   Consulting, training and other services that are sold under fixed-price arrangements are recognized using the proportional performance method based on direct labor hours incurred to date as a percentage of total estimated direct labor hours required to complete the project. In a subscription arrangement, all professional services are deferred until the customer goes live.  Once live, implementation services are recognized ratably over the remaining life of that contract. Consulting services primarily comprise implementation support related to the installation and configuration of the Company's products and do not typically require significant production, modification or customization of the software. In arrangements that require significant production, modification or customization of the software and where services are not available from third-party suppliers, the consulting and license fees are recognized concurrently. When total cost estimates exceed revenue in a fixed-price arrangement, the estimated losses are recognized immediately in cost of revenue.

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

In subscription based arrangements, even though customers use the software element, they generally do not have a contractual right to take possession of the software at any time during the hosting period without significant penalty to either run the software on its own hardware or contract with an unrelated third party to host the software. Accordingly, these software as a service (SaaS) arrangements, including the software license fees within the arrangements, are accounted for as subscription services provided all other revenue recognition criteria have been met.  The subscription revenue is recognized on a straight-line basis over the service period.  A SaaS contract is generally 1 to 3 years in duration. In accordance with generally accepted accounting principles, the Company may not recognize any SaaS revenue before the customer goes live, to ensure that the revenue will match the use of services. The implementation period is typically between 8 and 10 months. When upfront implementation, consulting and training services are bundled with the subscription based arrangement, these services are recognized over the life of the initial contract, once the project goes live.

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

For the years ended December 31, 2016 and 2015, the Company recognized $25,798,000 and $22,957,000, respectively, of revenue related to software license fees, subscription revenue, and services and maintenance.

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

Cost of Subscriptions

Cost of subscription includes compensation and benefits provided to our professional service employees who provide administrative hosting services, third party hosting costs, and allocated facility costs.

Cost of Services and Maintenance

Cost of services and maintenance includes compensation and benefits provided to our professional service employees, independent consultants, telecommunication costs, outside monitoring costs, unreimbursed travel expenses and allocated facility costs.

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

Capitalized software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company's estimated life for its capitalized software products is two years based on current sales trends and the rate of product release.  The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the net realizable value of each product, which includes the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company's responsibility set forth at the time of sale. As of December 31, 2016, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

Under the Company's stock option plans, options awards generally vest over a four year period of continuous service and have a 10 year contractual term.   The fair value of each option is amortized using an accelerated amortization method over the option's vesting period.  The fair value of each option is estimated on the date of the grant using the Black-Scholes option pricing formula.  There were 115,000 and 146,000 options granted during the years ended December 31, 2016 and 2015, respectively.

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

As of December 31, 2016, we had approximately $17.0 million of net deferred tax assets, against which we provided a 100% valuation allowance.  Our net deferred tax assets were generated primarily by operating losses.  Accordingly, it is more likely than not, that we will not realize these assets through future operations.

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expenses.

Reclassification

Certain reclassifications to the statement of operations related to subscription costs were made to prior financial statements to conform to the current presentation.
New Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (FASB) issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning January 1, 2018.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. The Company will adopt this standard in the first quarter of 2018 and is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

In November 2015, the FASB issued Income Taxes: Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for us beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. The Company will adopt this standard on January 1, 2017.  We anticipate that this standard will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. The Company expects to adopt this guidance in the first quarter of 2019 and we currently expect that the adoption of this guidance will likely change the way we account for our operating leases and will likely result in recording the future benefits of those leases and the related minimum lease payments on our consolidated balance sheets. We have not yet begun to evaluate the specific impacts of this guidance.

In November 2016, the FASB issued guidance to reduce diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The revised guidance requires that amounts generally described as restricted cash and restricted cash equivalents be included in with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance is effective for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The guidance must be adopted on a retrospective basis. We will adopt this guidance as of January 1, 2017, on a retrospective basis, and all periods will be presented under this guidance. The adoption of this new guidance will result in the inclusion of $69,000 in restricted cash in the cash and cash equivalents balance in its consolidated statement of cash flows for all reporting periods presented in 2017 and onward.

In March 2016, the FASB issued guidance simplifying the accounting for and financial statement disclosure of stock-based compensation awards, consisting of changes in the accounting for excess tax benefits and tax deficiencies, and changes in the accounting for forfeitures associated with share-based awards, among other things. We will adopt this guidance as of January 1, 2017. Pursuant to the adoption requirements for forfeitures, we will account for forfeitures as they occur rather than using an estimated forfeiture rate; we estimate that this change in accounting will result in immaterial cumulative-effect adjustment in its accumulated deficit as of January 1, 2017. The adoption of the remaining amendments is not expected to have a material impact on its consolidated financial statements.

Results of Operations

The following table sets forth for the periods indicated, selected financial data and the percentages of the Company's total revenues by each line item for the periods presented:

Years ended December 31,	2016	2015
Revenues:
Software license fees	10.5%	21.8%
Subscriptions	15.5	4.7
Services and maintenance	74.0	73.5
Total revenues	100.0%	100.0%
Cost of revenues:
Cost of software license fees	9.2%	16.5%
Cost of subscriptions	3.5	3.4
Cost of services and maintenance	53.0	54.6

Total cost of revenues	65.7	74.5
Gross profit	34.3	25.5
Operating Expenses:
Product development	4.3	6.0
Sales and marketing	16.3	18.1
General and administrative	11.6	14.3
Goodwill impairment	-	6.7
Total operating expenses	32.2	45.1
Income (loss) from operations	2.1	(19.6)
Interest expense, net	0.4	0.7
Income tax (benefit) expense	0.1	(1.3)
Net income (loss)	1.6%	(19.0%)

Comparison of Years Ended December 31, 2016 and 2015

Revenues

Total revenues increased $2,841,000 or 12%, to $25,798,000 for the year ended December 31, 2016 from $22,957,000 for the year ended December 31, 2015.  Software license revenues decreased 46% in 2016 compared to 2015. Subscription revenues increased $2,909,000 or 269% to $3,991,000 from $1,082,000 in 2015. Services and maintenance fees for 2016 amounted to $19,108,000, a 13% increase from 2015.

Software license fee revenues decreased $2,301,000 or 46% to $2,699,000 in 2016 from $5,000,000 in 2015.  Astea Alliance license revenues decreased to $2,638,000 in 2016 from $4,976,000 in 2015, a decrease of 47%. The decrease resulted from a decrease in Astea license sales in the U.S., Europe and Asia Pacific regions partially offset by an increases in license sales in Japan.  The most significant decrease was in the U.S. primarily due to a significant sale in 2015 for an existing U.S. customer that was not repeated in 2016.

Subscription revenue for the year ended December 31, 2016 was $3,991,000, an increase of 269%, compared to $1,082,000 recognized in 2015.  The increase resulted for two primary reasons. The first reason resulted from a hosting customer not yet live that was acquired by a third party.  The third party acquirer mandated that all software be on its platform. As a result of the acquisition, the customer terminated their hosting contract with the Company.  Therefore, the Company recognized all the accumulated annual deferred hosting revenues upon contract termination. Due to the extended implementation period, the annual hosting revenue was significant.  This customer had expected to go live in the second quarter of 2017.  The second reason for the increase in subscription revenue was due to completion of the implementation process for several customers who were able to go live on the SaaS solution. One customer who went live in the beginning of 2016 contributed significant revenue to the year as the previously deferred annual hosting revenues were recognized as the service periods for those hosting services had lapsed.  Because of the revenues recognized as the result of the termination of the one customer agreement and the extended implementation period for both these customers, the Company does not expect that hosting revenue in 2017 will be of the same magnitude as it was during 2016. The Company continues to add new customers to its SaaS solution. The revenue for subscription services may not be recognized until the customers go-live. The implementation period is typically between 8 to 10 months.

Total services and maintenance revenues increased $2,233,000 or 13% to $19,108,000 in 2016 from $16,875,000 in 2015.  Service and maintenance revenue increased $2,425,000, or 17% on the Astea Alliance products.  Similar to subscription revenue, there were two reasons for the increase in service revenue. The first reason was termination of the implementation project for the customer that was acquired. Upon contract termination, we recognized the accumulated deferred service revenue which was significant due the extended implementation period. The second reason was the revenue recognition for deferred professional services revenues on hosted projects which were deferred until the customers went live. Several customers went live in 2016.  When hosted customers do go live, the deferred professional services revenue is recognized ratably over the remaining life of the initial contract. Maintenance revenue increased slightly due to license sales in late 2015 and early 2016, offset by a loss of a few small customers.

In 2016, one customer accounted for 13% of total revenues and in 2015, one customer accounted for 12% of total revenues.

Costs of Revenues

Costs of software license fees decreased 38% to $2,368,000 in 2016 from $3,805,000 in 2015. Included in the cost of software license fees is the amortization of capitalized software development costs and the cost of all third party software embedded in the Company's software licenses sold to customers. Amortization of capitalized software development costs decreased 38% to $2,300,000 in 2016 compared to $3,723,000 in 2015. The decrease resulted primarily from the amortization of Version 11.0 which was fully amortized in 2015 and Version 11.5 was fully amortized during the second quarter of 2016.  Accordingly, cost of software license fees in 2016 did not contain any amortization from Version 11.0 and only two quarters from Version 11.5. This is partially offset by the release of Version 14 going live at the end of the third quarter of 2016.  Amortization of Version 14 was included in the fourth quarter of 2016. The gross margin percentage on software license sales was 12% in 2016 and 24% in 2015.  The decrease in license gross margin resulted primarily from decreased license sales partially offset by a decrease in amortization in 2016.

Cost of subscriptions increased 17% to $901,000 in 2016 compared to $771,000 in 2015.  The increase in cost of subscriptions is mainly attributed to increased costs from a growing customer base.  The gross margin percentage on subscription revenue was 77% in 2016 compared to 29% in 2015. The improved gross margin is mainly due to the increase in customers that have gone live as well as the significant amount of subscription revenue recognized from the customer that terminated their subscription agreement in 2016, partially offset by a slight increase in costs incurred to service a growing customer base.

Costs of services and maintenance increased 9% to $13,670,000 in 2016 from $12,536,000 in 2015.   The increase in cost of service and maintenance is attributed primarily to increases in headcount and travel expenses in all regions.  The service and maintenance gross margin percentage was 28% in 2016 and 26% in 2015. The increase in gross margin on services and maintenance revenues resulted from an increase in service revenue, partially offset by the increase in costs, as discussed above.

Gross Profit

Gross profit increased 52% to $8,859,000 in 2016 from $5,845,000 in 2015. As a percentage of revenue, gross profit was 34% for the year ended December 31, 2016 compared to 25% for year ended December 31, 2015. The year-over-year increase in gross profit as a percentage of revenue was driven by the 12% increase in revenues, primarily subscription revenue, and a 1% decrease in costs of revenues.  The decrease in costs of revenues resulted primarily from decreased amortization of capitalized software, which is included in the cost of license fees.

Operating Expenses

Product Development

Product development expenses decreased $283,000 to $1,099,000 in 2016 from $1,382,000 in 2015.  Software development costs of $2,939,000 were capitalized in 2016 compared to $2,407,000 during the same period in 2015. The increase in capitalized cost was due to the development of Alliance Version 14.0, which includes additional features and greater functionality than prior versions. Alliance Version 14.0 went live on September 30, 2016.  Gross development expense was $4,038,000 in 2016, an increase of 7%, compared to $3,789,000 for 2015.   The increase was primarily due to additional headcount. Product development as a percentage of revenues was 4% in 2016 and 6% in 2015.

Sales and Marketing

Sales and marketing expenses increased less than 1%, or $37,000, to $4,204,000 in 2016 from $4,167,000 in 2015. The increase in sales and marketing expense is attributable to an increase in marketing costs compared to the prior year offset by a decrease in sales payroll, resulting from a lower headcount, as well as reduced commissions related to the decline in license sales. In 2016, the Company attended tradeshows in the U.S., Europe and Australia compared to the prior year where we only attended tradeshows in the U.S.  The Company continues to focus on expanding its market presence through intensified marketing efforts to increase awareness of the Company's products.  This occurs through the use of Webinars focused on the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expenses was 16% in 2016 compared to 18% in 2015. The decreased percentage is due to increased revenues in 2016.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company's finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense, currency exchange gains and losses,  and various costs associated with the Company's status as a public company. General and administrative expenses decreased 9%, or $280,000, to $2,996,000 in 2016 from $3,276,000 in 2015. The decrease is primarily due to currency exchange gains in Europe and reduced costs associated with headcount and accounting fees.  As a percentage of revenues, general and administrative expenses was 12% for 2016 compared to 14% for 2015. The Company remains focused on controlling its operating costs.

Goodwill Impairment

In 2015, the Company recorded a goodwill impairment charge of $1,538,000 in operating expenses. The non-cash goodwill impairment charge related to all of the goodwill recorded in connection with our acquisition of FieldCentrix in 2005. The impairment charge did not affect FieldCentrix's ongoing business operations or financial performance.

Net Interest Expense

Net interest expense was $113,000 in 2016 compared to $159,000 in 2015. During 2016 and 2015, the Company incurred interest expense resulting from borrowing against its line of credit with SVB. The decrease in interest expense compared to the same period last year is due to elimination of interest expense on the separate line of credit with the director/officer, which expired on September 30, 2015.  As a result, the Company no longer incurs any interest expense related to the line of credit with the director/officer in 2016.

Income Tax (Benefit) Expense

The Company recorded an income tax expense of $37,000 in 2016 compared to income tax benefit of $311,000 in 2015. The benefit in 2015 resulted primarily from the impairment of goodwill for which the Company reversed the tax difference related to goodwill.  Tax expense resulted from the tax provision in Israel.

International Operations

Total revenues from the Company's international operations increased by $1,339,000 or 17% to $9,352,000 in 2016 from $8,013,000 in 2015.  The increase in international revenues compared to 2015 is primarily due to an increase in license revenue in Japan and an increase in subscription revenues in Europe, partially offset by a decline in license revenues in Europe and a decline in license and subscription revenue in the Asia Pacific Region.

Net Income (Loss)

The Company generated net income of $410,000 for the year ended December 31, 2016 compared to net loss of $4,366,000 in 2015.  The increase in net income of $4,776,000 is primarily the result of the net impact of the goodwill impairment charge net of the related tax benefit in 2015 and the $2,841,000 increase in total revenues primarily due to accelerated recognition of deferred revenues from a terminated contract. Without the goodwill impairment charge, the Company would have had a net loss of $3,221,000 in 2015.  The improvement in 2016 operating results was due to an increase in subscriptions and services revenue and a decrease in amortization of capitalized software partially offset by a decrease in license revenue and an increase in subscription, services, and maintenance costs.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $1,590,000 for the year ended December 31, 2016, a decrease of $1,608,000 compared to the year ended December 31, 2015 in which $3,198,000 of cash was provided by operations.  The decrease was mainly attributable to a decrease in cash provided by deferred revenues of $4,949,000 and accounts payable and accrued expenses of $172,000 and decrease in cash provided by prepaids and other assets.  Offsetting the decreases in cash flow were an increase in net income of $4,776,000, and a decrease in cash used by accounts receivable of $1,595,000. In addition, there was a decrease in non-cash items of $2,744,000, which includes the goodwill impairment charge of $1,538,000 in 2015.

Investing Activities

The Company used $419,000 more for investment activities in 2016 compared to 2015. The increase in cash used for investing activities is attributable to an increase of $532,000 in capitalized software development costs, partially offset by $61,000 of cash provided by a decrease in restricted cash, a decrease of $41,000 used in the purchases of property and equipment and proceeds from the sale of short-term investments of $12,000 in 2016.

Financing Activities

The Company provided $311,000 in cash from financing activities in 2016, an increase of $558,000 compared to 2015.  Payments of preferred stock dividends were $220,000 in 2016 compared to $440,000 in 2015.   The Company repaid $150,000 on the line of credit from the director/officer during 2015. The line of credit with the director/officer expired in 2015.  In 2016, the Company borrowed $600,000 on the line of credit versus $770,000 in 2015 and in 2016, the Company repaid $47,000 against the SVB line of credit compared to repayment of $400,000 in 2015.  In addition, the Company paid $30,000 in deferred financing costs in 2016 compared to $27,000 in 2015.

The cash effect of exchange rate changes on the U.S. dollar related to other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, provided an inflow of $26,000 in 2016 compared to an outflow of $127,000 in 2015.

At December 31, 2016, the Company had a working capital ratio of approximately .53:1 compared to .58:1 at December 31, 2015. The Company had $661,000 in cash and cash equivalents at December 31, 2016, compared to cash, cash equivalents and available for sale investments of $1,676,000 at December 31, 2015.

At December 31, 2016, the Company owed $1,927,000 against the line of credit from Silicon Valley Bank ("SVB").   The availability under the SVB line of credit is tied to a borrowing base formula that is based on 80% of the Company's eligible domestic accounts receivable. As of December 31, 2016, the availability under the line of credit was $73,000.  The Company has projected revenues that management believes will provide sufficient funds along with available borrowings under its line of credit to sustain its continuing operations through at least March 31, 2018.

The Company was in compliance with the financial covenants for the line of credit with SVB as of December 31, 2016.   In the event the Company does not meet its financial covenants in the future, SVB does not extend a waiver or forbearance agreement, and the Company does not believe that it has adequate liquidity to operate, the Company will implement additional cost adjustments, if necessary, that would reduce its expenditures to the appropriate level that matches its operating cash flows.

Our primary cash requirements are to fund operations which mainly include personnel-related costs, marketing costs, third party costs related to hosting and software, general and administrative costs associated with being a public company, travel costs, and quarterly preferred stock dividends.  The Company expects to continue to incur operating expenses for research and development and investment in software development costs to achieve its projected revenue growth.  We continually evaluate our operating cash flows which can vary subject to the actual timing of expected new sales compared to our expectations of those sales and are sensitive to many factors, including changes in working capital and our results of operations.  However, projections of future cash needs and cash flows are subject to risks and uncertainty.

Management's current operating plan includes a significant reduction in operating expenses in order to be aligned with expected revenues.  The primary area of cost reduction was to reduce company headcount during 2017 by eliminating non-revenue generating personnel throughout the Company.  The Company remains focused on maximizing revenue from its revenue generating resources, even repurposing certain personnel to become billable so the Company can generate sufficient operating cash.  The Company has a substantial professional services backlog that resulted from the new customers added in the second half of 2016 as well as upgrade projects for our existing customers as they move to the latest version of Alliance.  Management has also initiated cost containment programs in other areas including the elimination or reduction of non-essential marketing activities, space reduction in areas in which the Company has excess office capacity, focusing marketing activities only on those programs that directly drive new business and eliminating contractors who are not essential to growth.  In addition, we do not expect to spend a significant amount on capital expenditures other than to replace our existing laptops and servers as they become obsolete.  Overall, we have already implemented steps to reduce total operating expenses without impairing our ability to grow the business by obtaining new customers and additional sales to existing customers.  We expect our revenues and cost reductions to generate sufficient cash from operations. As noted above, if our actual results fall short of expectations, we will make further cost adjustments, if necessary, to improve our operating cash flows.

Our operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on our significant and existing customer base, closing license and subscription sales in a timely manner, lack of net income and uncertainty of future profitability, and possible fluctuations in financial results. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations, and potential other funding sources for our current line of credit, including cash on hand, to meet our obligations as they become due.

We believe the going-concern basis is appropriate for the accompanying consolidated financial statements based on our current operating plan and business strategy for the 12 months following the issuance of this report.

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual and commercial obligations, as of December 31, 2016:

	Payment Due By Period
	Total	2017	2018-2019	2020-2021	thereafter
Contractual Cash Obligations:
Operating Leases	$4,101,000	$952,000	$1,476,000	$1,250,000	$423,000
Line of Credit	1,927,000	-	1,927,000	-	-
Total	$6,028,000	$952,000	$3,403,000	$1,250,000	$423,000

Dividends may be paid on common stock, when and if, declared by the Board of Directors.  However, no dividend has been paid on common stock since July 2000.  Dividends on convertible preferred stock are payable at a rate of 10% on the Series A and 10% (rate increased on June 30, 2016 from 7 to 10%) on the Series B on a quarterly basis, as declared by the Board of Directors.

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

Interest Rate Risk

At December 31, 2016, the Company's debt consists of a line of credit with SVB. At December 31, 2016 and 2015, the outstanding balance owed on our line of credit under the revolving credit facility with SVB was $1,927,000 and $1,374,000, respectively.   Our credit facility with SVB has a variable interest rate, which exposes us to interest rate risks.

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

The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency. For the twelve months ended December 31, 2016, approximately 36% of the Company's overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company's non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Astea International Inc.

We have audited the accompanying consolidated balance sheets of Astea International Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity (deficit), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astea International Inc. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP
Philadelphia, Pennsylvania
March 31, 2017

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$661,000	$1,663,000
Investments available for sale	-	13,000
Accounts receivable, net of reserves	5,596,000	5,597,000
Prepaid expenses and other current assets	304,000	368,000
Total current assets	6,561,000	7,641,000

Property and equipment, net	131,000	173,000
Capitalized software development costs, net	4,021,000	3,381,000
Restricted cash	69,000	128,000
Other long-term assets	152,000	98,000
Total assets	$10,934,000	$11,421,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2,904,000	$2,580,000
Deferred revenues	9,556,000	10,693,000
Total current liabilities	12,460,000	13,273,000

Long-term liabilities:
Borrowings under line of credit	1,927,000	1,374,000
Long term accrued expenses	332,000	237,000
Deferred revenues	384,000	1,045,000
Deferred tax liability	41,000	29,000
Total long-term liabilities	2,684,000	2,685,000

Commitments and Contingencies – Note 9

Stockholders' deficit :
Convertible preferred stock,$.01 par value, shares authorized 5,000,000:
Series A issued and outstanding 826,000 shares	8,000	8,000
Series B issued and outstanding 797,000 shares	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,636,000 and 3,629,000; outstanding 3,594,000 and 3,587,000 shares, respectively	36,000	36,000
Additional paid-in-capital	32,075,000	32,417,000
Accumulated deficit	(35,437,000)	(35,847,000)
Accumulated other comprehensive loss	(692,000)	(951,000)
Treasury stock at cost, 42,000 common shares	(208,000)	(208,000)

Total stockholders' deficit	(4,210,000)	(4,537,000)
Total liabilities and stockholders' deficit	$10,934,000	$11,421,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31,
	2016	2015
Revenues:
Software license fees	$2,699,000	$5,000,000
Subscriptions	3,991,000	1,082,000
Services and maintenance	19,108,000	16,875,000

Total revenues	25,798,000	22,957,000
Costs of revenues:
Cost of software license fees	2,368,000	3,805,000
Cost of subscriptions	901,000	771,000
Cost of services and maintenance	13,670,000	12,536,000

Total cost of revenues	16,939,000	17,112,000

Gross profit	8,859,000	5,845,000
Operating expenses:
Product development	1,099,000	1,382,000
Sales and marketing	4,204,000	4,167,000
General and administrative	2,996,000	3,276,000
Goodwill impairment	-	1,538,000
Total operating expenses	8,299,000	10,363,000
Income (loss) from operations	560,000	(4,518,000)
Interest expense, net	113,000	159,000
Income (loss) before income taxes	447,000	(4,677,000)
Income tax (benefit) expense	37,000	(311,000)
Net income (loss)	410,000	(4,366,000)
Preferred dividend	500,000	500,000
Net loss allocable/available to common stockholders	$(90,000)	$(4,866,000)

Basic and diluted loss per share available to common stockholders	$(0.03)	$(1.36)
Weighted average shares outstanding used in computing basic and diluted loss per share	3,588,000	3,587,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended
	December 31,
	2016	2015

Net income (loss)	$410,000	$(4,366,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	260,000	(94,000)
Change in unrealized (loss) gain on investments available for sale, net of tax	(1,000)	1,000
Comprehensive income (loss)	$669,000	$(4,459,000)

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Series A convertible preferred stock at par value	Series B convertible preferred stock at par value	Common stock	Additional paid-in- capital	Accumulated other compre- hensive loss	Accumulated deficit	Treasury stock	Total stockholders' equity (deficit)

Balances at December 31, 2014	$8,000	$8,000	$36,000	$32,716,000	$(858,000)	$(31,481,000)	$(208,000)	$221,000
Net loss	—	—	—	—	—	(4,366,000)	—	(4,366,000)

Series A and B preferred dividends	—	—	—	(500,000)	—	—	—	(500,000)

Amortization of preferred stock dividend	—	—	—	60,000	—	—	—	60,000

Stock-based compensation	—	—	—	141,000	—	—	—	141,000

Other comprehensive loss	—	—	—	—	(93,000)	—	—	(93,000)

Balances at December 31, 2015	$8,000	$8,000	$36,000	$32,417,000	$(951,000)	$(35,847,000)	$(208,000)	$(4,537,000)
Net income	—	—	—	—	—	410,000	—	410,000

Series A and B preferred dividends	—	—	—	(500,000)	—	—	—	(500,000)

Stock options exercised	—	—	—	8,000	—	—	—	8,000

Amortization of preferred stock dividend	—	—	—	30,000	—	—	—	30,000

Stock-based compensation	—	—	—	120,000	—	—	—	120,000

Other comprehensive income	—	—	—	—	259,000	—	—	259,000

Balances at December 31, 2016	$8,000	$8,000	$36,000	$32,075,000	$(692,000)	$(35,437,000)	$(208,000)	$(4,210,000)

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$410,000	$(4,366,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,403,000	3,924,000
Amortization of deferred financing cost	38,000	82,000
Decrease in provision for doubtful accounts	(3,000)	(5,000)
Stock-based compensation	120,000	141,000
Deferred income taxes	12,000	(345,000)
Goodwill impairment	-	1,538,000
Changes in operating assets and liabilities:
Receivables	(17,000)	(1,612,000)
Prepaid expenses and other	62,000	101,000
Other assets	(54,000)	-
Accounts payable and accrued expenses	190,000	362,000
Deferred revenues	(1,571,000)	3,378,000
Net cash provided by operating activities	1,590,000	3,198,000
Cash flows from investing activities:
Capitalized software development costs	(2,939,000)	(2,407,000)
Purchases of property and equipment	(61,000)	(102,000)
Sale of short-term investments	12,000	1,000
Change in restricted cash	59,000	(2,000)
Net cash used in investing activities	(2,929,000)	(2,510,000)
Cash flows from financing activities:
Repayment on line of credit from director/officer	-	(150,000)
Repayment on line of credit	(47,000)	(400,000)
Proceeds from line of credit	600,000	770,000
Dividends paid on preferred stock	(220,000)	(440,000)
Proceeds from exercise of stock options	8,000	-
Deferred financing cost	(30,000)	(27,000)
Net cash provided by (used in) financing activities	311,000	(247,000)

Effect of exchange rate changes on cash and cash equivalents	26,000	(127,000)
Net (decrease) increase in cash and cash equivalents	(1,002,000)	314,000
Cash and cash equivalents balance, beginning of year	1,663,000	1,349,000
Cash and cash equivalents, end of year	$661,000	$1,663,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$85,000	$78,000
Cash paid for income taxes	$35,000	$45,000

Supplemental disclosure of non-cash investing and financing activities:
Accrued dividends	$250,000	$110,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Background
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
Operating Matters and Liquidity
The Company has a history of net losses and an accumulated deficit of $35,437,000 as of December 31, 2016.  In 2016, the Company generated net income of $410,000 compared to a net loss of $4.4 million generated in 2015.  Further, at December 31, 2016, the Company had a working capital ratio of .53:1, with cash and cash equivalents of $661,000 compared to December 31, 2015 when the Company had cash, cash equivalents and investments available for sale of $1,676,000.  The decrease in cash and cash equivalents in the year ended December 31, 2016 was primarily driven by a decrease in cash provided by operations in 2016 compared to 2015 and an increase in capitalized software development costs, partially offset by reduced cash outlays for the Company's line of credit and preferred stock dividends.

As of December 31, 2016 the Company owed $1,927,000 against the line of credit from Silicon Valley Bank ("SVB").   The availability under the SVB line of credit is tied to a borrowing base formula that is based on 80% of the Company's eligible domestic accounts receivable. As of December 31, 2016, the availability under the line of credit was $73,000.  The Company has projected revenues that management believes will provide sufficient funds along with available borrowings under its line of credit to sustain its continuing operations through at least March 31, 2018.

The Company was in compliance with the financial covenants for the line of credit with SVB as of December 31, 2016.   In the event the Company does not meet its financial covenants in the future, SVB does not extend a waiver or forbearance agreement, and the Company does not believe that it has adequate liquidity to operate, the Company will implement additional cost adjustments, if necessary, that would reduce its expenditures to the appropriate level that matches its operating cash flows.

Our primary cash requirements are to fund operations which mainly include personnel-related costs, marketing costs, third party costs related to hosting and software, general and administrative costs associated with being a public company, travel costs, and quarterly preferred stock dividends.  The Company expects to continue to incur operating expenses for research and development and investment in software development costs to achieve its projected revenue growth.  We continually evaluate our operating cash flows which can vary subject to the actual timing of expected new sales compared to our expectations of those sales and are sensitive to many factors, including changes in working capital and our results of operations.  However, projections of future cash needs and cash flows are subject to risks and uncertainty.

Management's current operating plan includes a reduction in operating expenses in order to be aligned with expected revenues.  The primary area of cost reduction was to reduce company headcount during 2017 by eliminating non-revenue generating personnel throughout the Company.  The Company remains focused on maximizing revenue from its revenue generating resources, including repurposing certain personnel to become billable so the Company can improve its liquidity.  The Company has a substantial professional services backlog that resulted from the new customers added in the second half of 2016 as well as upgrade projects for our existing customers as they move to the latest version of Alliance.  Management has also initiated cost containment programs in other areas including the elimination or reduction of non-essential marketing activities, space reduction in areas in which the Company has excess office capacity, focusing marketing activities only on those programs that directly drive new business and eliminating contractors who are not essential to growth.  In addition, we do not expect to spend a significant amount on capital expenditures.  Overall, we have already implemented steps to reduce total operating expenses without impairing our ability to grow the business by obtaining new customers and increasing sales to existing customers.  We expect our revenues and cost reductions to generate sufficient cash from operations. As noted above, if the Company's actual results fall short of expectations, the Company will make further cost adjustments to improve the Company's operating cash flows.

Our operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on our significant and existing customer base, closing license and subscription sales in a timely manner, lack of a history of consistently generating net income and uncertainty of future profitability, and possible fluctuations in financial results. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations, and potential other funding sources for our current line of credit, including cash on hand, to meet our obligations as they become due.

We believe the going-concern basis is appropriate for the accompanying consolidated financial statements based on our current operating plan and business strategy for the 12 months following the issuance of this report. These statements do not include any adjustments that might result if the carrying amount of recorded assets and liabilities are not realized.

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

In subscription based arrangements, even though customers use the software element, they generally do not have a contractual right to take possession of the software at any time during the hosting period without significant penalty to either run the software on its own hardware or contract with an unrelated third party to host the software. Accordingly, software as a service (SaaS) arrangements, including the software license fees within the arrangements, are accounted for as subscription services provided all other revenue recognition criteria have been met.  The revenue is recognized on a straight-line basis over the lifetime of the contract. A SaaS contract is generally 1 to 3 years in duration. In accordance with generally accepted accounting principles, the Company may not recognize any SaaS revenue before the services go live, to ensure that the revenue will match the use of services. The implementation period is typically between 8 and 10 months. When upfront implementation, consulting and training services are bundled with the subscription based arrangement, the services are recognized over the remaining life of the initial contract, once the project goes live.

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

Reimbursable Expenses

The Company charges customers for out-of-pocket expenses incurred by its employees during the performance of professional services in the normal course of business.  Billings for out-of-pocket expenses that are reimbursed by the customer are included in revenues with the corresponding expense included in cost of services and maintenance.  During the years ended December 31, 2016 and 2015, the Company billed $449,000 and $360,000, respectively, of reimbursable expenses to customers.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and the line of credit approximate fair value because of the short-term nature of these instruments.

Investments classified as available for sale are measured using quoted market prices multiplied by the quantity held where quoted market prices were available. In 2015, the Company was invested in mutual funds. The aggregate fair value of mutual funds as of December 31, 2015 was $13,000. The mutual funds were valued using Level 1 inputs and contain investments that seek high level of current income. There were no impairments of investments as of December 31, 2015. These investments were sold during the year ended December 31, 2016.

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

Activity in the allowance for doubtful accounts is as follows:

Year Ended December 31	Balance at beginning of year	Reductions	Write offs	Balance at end of year
2016	$68,000	$(2,000)	$-	$66,000
2015	$73,000	$(5,000)	$-	$68,000

The Company reviews accounts receivable on a monthly basis to determine if any accounts receivables will potentially be uncollectible.  Based on a review and assessment of the information available at December 31, 2016 and 2015, the Company believes its allowance for doubtful accounts as of December 31, 2016 and 2015 is adequate.  However, actual write-offs might exceed the recorded allowance.

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

Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues (current and future revenues) or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company's estimated life for its capitalized software products is two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances had occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the net realizable value of each product, which includes the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company's responsibility set forth at the time of sale.  As of December 31, 2016 and 2015, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs were required.

Goodwill

Part of the purchase price for the FieldCentrix assets, acquired September 21, 2005, included the acquisition of goodwill.   Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with business combinations accounted for using the purchase method of accounting. Goodwill was not amortized, but instead goodwill was required to be tested for impairment annually and more frequently if impairment indicators are present. The Company performed such testing of goodwill on October 1 of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company conducted a two-step test for impairment of goodwill during the fourth quarter of 2015.  The Company evaluated business factors, including macroeconomic conditions, the current business environment and changes in the operations of the business unit. As a result, a goodwill impairment charge of $1,538,000 was recorded in operating expenses in the fourth quarter of 2015.  There was no remaining goodwill as of December 31, 2015.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to credit risk, consist of cash equivalents and accounts receivable.  The Company's policy is to limit the amount of credit exposure to any one financial institution.  The Company places cash and cash equivalents with financial institutions evaluated as being creditworthy, or investing in short-term money market which are exposed to minimal interest rate and credit risk.  Cash balances are maintained with several banks.  Certain operating accounts may exceed the Federal Deposit Insurance Corporation limits.

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

Advertising

Advertising costs are expensed when incurred.  Advertising costs for the years ended December 31, 2016 and 2015 were $282,000 and $393,000, respectively, and are included in sales and marketing expenses.

Currency Translation

The international subsidiaries and foreign branch operations translate their assets and liabilities from international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as a component of other comprehensive loss in the accompanying consolidated statements of changes in stockholders' deficit.  Foreign exchange transaction gains and losses are included in general and administrative expenses in the consolidated statements of operations. General and administrative expenses include exchange gains of $123,000 and losses of $108,000 for the years ended December 31, 2016 and 2015, respectively.

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

The Company had net loss allocable to the common stockholders for the years ended December 31, 2016 and 2015.  All options outstanding at December 31, 2016 and 2015 to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation as the inclusion of these options and shares would have been antidilutive.

Years ended December 31,	2016	2015
Net income (loss)	$410,000	$(4,366,000)
Preferred dividend	500,000	500,000

Net loss allocable available to common shareholders	(90,000)	(4,866,000)

Basic and diluted weighted average number of common shares outstanding	3,588,000	3,587,000

Basic and diluted loss per common share	$(0.03)	$(1.36)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and unrealized gains (losses) on investments available for sale.  The effects are presented in the accompanying consolidated statements of comprehensive income (loss).

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

	For the year ended	For the year ended
	December 31, 2016	December 31, 2015
	Weighted Average	Weighted Average
Risk-free interest rate	1.43%	1.49%
Expected life (in years)	5.71	5.59
Volatility	84.86%	90.93%
Expected dividends	-	-
Annual forfeiture rate	20.12%	23.38%

The weighted-average fair value of options granted during the years ended December 31, 2016 and 2015 was estimated as $1.33 and $1.06, respectively.

Reclassification

Certain reclassifications to the statement of operations related to subscription costs were made to prior financial statements to conform to the current presentation.

New Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (FASB) issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning January 1, 2018.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. The Company will adopt this standard in the first quarter of 2018 and is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

In November 2015, the FASB issued Income Taxes: Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for us beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. The Company will adopt this standard on January 1, 2017.  This standard did not have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. The Company expects to adopt this guidance in the first quarter of 2019 and we currently expect that the adoption of this guidance will likely change the way we account for our operating leases and will likely result in recording the future benefits of those leases as an asset and the related minimum lease payments as a liability on our consolidated balance sheets. The Company has not yet begun to quantify the specific impacts of this guidance.

In November 2016, the FASB issued guidance to reduce diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The revised guidance requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The guidance must be adopted on a retrospective basis. We will adopt this guidance as of January 1, 2017, on a retrospective basis, and all periods will be presented under this guidance. The adoption of this new guidance will result in the inclusion of $69,000 in restricted cash in the cash and cash equivalents balance as of December 31, 2016 in the Company's consolidated statement of cash flows for all reporting periods presented in 2017 and onward.

In March 2016, the FASB issued guidance simplifying the accounting for and financial statement disclosure of stock-based compensation awards, consisting of changes in the accounting for excess tax benefits and tax deficiencies, and changes in the accounting for forfeitures associated with share-based awards, among other things. The Company adopted this guidance as of January 1, 2017. Pursuant to the adoption requirements for forfeitures, we will account for forfeitures as they occur rather than using an estimated forfeiture rate; we estimate that this change in accounting will result in an immaterial cumulative-effect adjustment in the Company's accumulated deficit as of January 1, 2017. The adoption of the remaining amendments is not expected to have a material impact on the Company's consolidated financial statements.

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

	December 31,
	2016	2015
Billed accounts receivable, net	$5,330,000	$5,116,000
Unbilled accounts receivable	266,000	481,000

	$5,596,000	$5,597,000

4.	Property and Equipment

Property and equipment consist of:

		December 31,
	Useful Life (Years)	2016	2015
Computers and related equipment	3	$4,524,000	$4,471,000
Furniture and fixtures	10	606,000	606,000
Leasehold improvements	The lesser of lease term or 10	476,000	476,000
Software	3	1,083,000	1,077,000
Office equipment	3-7	813,000	811,000
		7,502,000	7,441,000
Less: Accumulated depreciation
and amortization		(7,371,000)	(7,268,000)
		$131,000	$173,000

Depreciation and amortization expense for the years ended December 31, 2016 and 2015 was $103,000 and $105,000, respectively.

5.	Capitalized Software Development Costs

Capitalized software development costs consist of:
	Remaining Weighted	December 31,
	Average Life	2016	2015
Capitalized software development costs	18.3 months	$29,228,000	$26,289,000
Less: Accumulated amortization		(25,207,000)	(22,908,000)

		$4,021,000	$3,381,000

The Company capitalized software development costs of $2,939,000 and $2,407,000 for the years ended December 31, 2016 and 2015, respectively.  Amortization of capitalized software development costs for the years ended December 31, 2016 and 2015 was $2,299,000 and $3,723,000, respectively, and is reflected in cost of software license fees in the consolidated statements of operations. The Company amortizes software developments costs using the greater of the straight-line basis over the estimated useful lives of the product (two years) or the revenue forecast method.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of:

December 31,	2016	2015
Accounts payable	$641,000	$944,000
Accrued compensation and related benefits	1,402,000	1,161,000
Sales and payroll taxes payable	452,000	259,000
Preferred dividend payable	250,000	110,000
Income tax payable	97,000	7,000
Third party software costs payable	-	14,000
Accrued professional services	41,000	30,000
Accrued interest expense	9,000	6,000
Other accrued liabilities	12,000	49,000

	$2,904,000	$2,580,000

7.	Line of Credit from Silicon Valley Bank

The Loan Agreement with Silicon Valley Bank ("SVB") as amended on January 14, 2016, established a revolving credit facility for the Company in the principal amount of up to $2,000,000 (the "Revolving Facility").  Availability under the Revolving Facility is tied to a borrowing base formula that is based on 80% of the Company's eligible domestic accounts receivable.  Advances under the Revolving Facility (the "Advances") may be repaid and reborrowed in accordance with the Loan Agreement.  Pursuant to the Loan Agreement, the Company agreed to pay to SVB the outstanding principal amount of all Advances, the unpaid interest thereon, and all other obligations incurred with respect to the Loan Agreement in April 2018.     Interest, which is payable monthly, accrues on the unpaid principal balance of the Advances at a floating per annum rate equal to the greater of: (i) 2.25% above the prime rate (which may be reduced to 2.00% above the prime rate for every month in which the Company maintains an "adjusted quick ratio" of at least 1.50:1) or (ii) 5.25%; provided, that the minimum interest amount due per month shall not be less than $2,000.

If the Company is not in compliance with the terms of the Loan Agreement at the end of any month, all outstanding advances plus accrued interest are immediately due and payable.  Provided that no event of default exists, SVB may, in its good faith business discretion, refinance the outstanding borrowings with Advances based on specific eligible accounts.  During an event of default, the rate of interest would increase 5% above the otherwise applicable rate, until such event of default is cured or waived.

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

As of December 31, 2016 and 2015 the Company owed $1,927,000 and $1,374,000, respectively, against the Revolving Facility.  The Company incurred $115,000 and $150,000 of interest expense to SVB for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, the availability under the line of credit was $73,000. The Company was in compliance with the covenants of the Loan Agreement as of December 31, 2016 and 2015.

8.	Income Taxes

The Company has identified its federal tax return and its state returns in Pennsylvania and California as "major" tax jurisdictions.  Based on the Company's evaluation, it concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2013 through 2016, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on a tax authority audit and does not anticipate any adjustments that will result in a material change to its financial position.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of operations.  For the years ended December 31, 2016 and 2015, there were no interest or penalties related to uncertain tax positions.

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

Years ended December 31,	2016	2015
Current:
Federal	$-	$2,000
State	-	-
Foreign	25,000	32,000
	25,000	34,000
Deferred:
Federal	$-	$(251,000)
State	-	(103,000)
Foreign	12,000	9,000

	$37,000	$(311,000)

Pre-tax income (loss) for domestic locations for the years ended December 31, 2016 and 2015 was $957,000 and ($2,898,000), respectively.  Foreign locations had pre-tax loss of ($510,000) and ($1,779,000) in 2016 and 2015, respectively.

The approximate income tax effect of each type of temporary difference is as follows:

December 31,	2016	2015
Deferred tax assets: Timing of revenue recognition	$1,382,000	1,221,000
Accruals and reserves not currently deductible for tax	70,000	67,000
Domestic net operating loss carryforwards	12,520,000	12,869,000
Foreign net operating loss carryforwards	3,541,000	3,365,000
Depreciation and amortization	159,000	215,000
Alternative minimum tax	361,000	361,000
Non-qualified stock options	300,000	282,000
Amortization of deductible goodwill	157,000	202,000
Other	28,000	23,000

Total deferred tax assets	18,518,000	18,605,000
Deferred tax liabilities:
Capitalized software development costs	(1,498,000)	(1,305,000)
Israel deferred tax liability	(41,000)	(29,000)

Total deferred tax liabilities	(1,539,000)	(1,334,000)

Net deferred tax asset before valuation allowance	16,979,000	17,271,000
Valuation allowance	(17,020,000)	(17,300,000)

Net deferred tax liabilities	$(41,000)	(29,000)

Realization of deferred tax assets is primarily dependent on future taxable income, the amount and timing of which is uncertain.  The valuation allowance is adjusted on a periodic basis to reflect management's estimate of the realizable value of the net deferred tax assets.   A valuation allowance has been recorded for the net deferred tax asset for all jurisdictions with the exception of a $41,000 deferred tax liability recorded for the Company's subsidiary located in Israel.

Taxable income for the Israeli subsidiary was $412,000 and $367,000 for the years ended December 31, 2016 and 2015, respectively.  The Israeli subsidiary has a tax provision of $37,000 and $41,000 for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, the Company had net operating loss carryforwards for United States federal income tax purposes of approximately $29,369,000.  Included in the aggregate net operating loss carryforward is $8,900,000 of tax deductions related to equity transactions, the benefit of which will be credited to stockholders' equity, if and when realized after the other tax deductions in the carryforwards have been realized. The net operating loss carryforwards expire between 2019 through 2035.

The Company does not provide for federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.  At December 31, 2016, the Company had not provided federal income taxes on cumulative earnings of individual international subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions.  Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.  As noted above, the Company has significant net operating loss carryforwards for U.S. federal income taxes purposes, which are available to offset the potential tax liability if the earnings were to be distributed.

The extent to which the loss carryforward can be used to offset future taxable income and tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period.

The effective tax rate differed from the statutory U.S. federal income tax rate as follows:

	Year ended December 31,
	2016	2015
Statutory tax rate	34.0%	34.0%
State taxes	-	1.5%
Permanent differences	6.7%	(0.9%)
Difference between statutory and foreign rates	(10.5%)	(3.0%)
Other	10.7%	0.5%
Valuation allowance	(32.6%)	(25.4%)

	8.3%	6.7%

9.	Commitments and Contingencies

Leases

The Company leases facilities and equipment under non-cancelable operating leases which may include escalation clauses.  Rent expense for facility leases for the years ended December 31, 2016 and 2015 was $1,006,000 and $935,000, respectively.  Equipment and vehicle lease expense for the years ended December 31, 2016 and 2015 was $115,000 and $163,000, respectively.

Future minimum lease payments under the Company's operating leases as of December 31, 2016 are as follows:

2017	$952,000
2018	803,000
2019	673,000
2020	619,000
2021	631,000
thereafter	423,000

Litigation

From time to time, the Company may be involved in certain legal actions and customer disputes arising in the ordinary course of business. In the Company's opinion, the outcome of such actions will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

10.	Profit Sharing Plan/Savings Plan

The Company maintains a discretionary profit sharing plan, including a voluntary Section 401(k) feature, covering all qualified and eligible employees. Company contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  The Company may match 25% of eligible employees' contributions to the 401(k) plan up to a maximum of 1.5% of each employee's compensation. It was determined by the Board of Directors that there would be a match in 2016 and 2015. The Company elected to match 25% of 6.0% of compensation for each eligible employee's contributions to the 401(k) plans in 2016 and 2015 for a total match of $88,000 and $78,000, respectively.

11.	Equity Plans

Share-Based Awards

Compensation costs in 2016 and 2015 include compensation costs for share-based payments granted to employees and directors based on the estimated grant date fair value.

As of December 31, 2016, the total unrecognized compensation cost related to non-vested options amounted to $155,000, which is expected to be recognized over the options' weighted average remaining vesting period of 2.32 years.

The Company has Stock Option Plans (the "Plans") under which incentive and non-qualified stock options may be granted to its employees, officers, directors and others. Generally, incentive stock options are granted at fair value, become exercisable over a four-year period, and are subject to the employee's continued employment. Non-qualified options are granted at exercise prices determined by the Board of Directors and vest over varying periods.  A summary of the status of the Company's stock options as of December 31, 2016 and 2015 and changes during the years then ended are as follows:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
	Shares	Wtd. Avg. Exercise Price Per Share	Shares	Wtd. Avg. Exercise Price Per Share

Balance, December 31, 2014	689,000	$3.78	515,000	$4.10
Granted	146,000	1.47
Forfeited	(43,000)	3.04
Expired	(54,000)	7.57

Balance, December 31, 2015	738,000	$3.06	486,000	$3.59
Granted	115,000	1.91
Forfeited	(66,000)	2.11
Exercised	(7,000)	1.26
Expired	(70,000)	5.44
Balance, December 31, 2016	710,000	$2.73	485,000	$3.12

There are 190,000 shares available for granting future options as of December 31, 2016.  It is the Company's policy to issue shares from authorized but unissued common stock when stock options are exercised.

The following table summarizes outstanding options that are vested and expected to vest under the Company's stock option plans as of December 31, 2016:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding Options	710,000	$2.73	5.42	$44,000

Vested and Expected to Vest	658,000	$2.81	5.16	$37,000
Options Exercisable	485,000	$3.12	4.06	$11,000

The following table shows total share-based compensation expense included in the consolidated statement of operations:

	Years Ended
	December 31, 2016	December 31, 2015
Cost of services and maintenance	$13,000	$7,000
Product development	-	1,000
Sales and marketing	-	1,000
General and administrative	107,000	132,000
Stock-based compensation expense	$120,000	$141,000

Convertible Preferred Stock

Series A

On September 24, 2008, the Company issued 826,000 shares of Series-A Convertible Preferred Stock ("Series A Preferred Stock") to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred Stock at a rate of 10% and are payable only when, and if, declared by the Company's Board of Directors, quarterly in arrears. The Company reported $300,000 in Series-A Preferred Stock dividends for the years ended December 31, 2016 and 2015.

The Series A Preferred Stock may be converted into common stock at the rate of one share of common for each share of Series A Preferred Stock.  The Company may redeem, subject to board approval, all of the shares of Series A Preferred Stock then outstanding at a price equal to the greater of (i) 130% of the purchase price plus all accrued and unpaid dividends and (ii) the fair market value of such number of shares of common stock which the holder of the Series A Preferred Stock would be entitled to receive had the redeemed Series A Preferred Stock been converted immediately prior to the redemption. In the event of a liquidation of the Company, the holder of the Series A and (Series B) Preferred Stock shall be entitled to receive in preference to the holders of the common stock, the original amount invested in the Preferred Stock plus any unpaid and accrued dividends. Preferred stock dividends on the Series A are declared quarterly by the Board of Directors.  At December 31, 2016, there was an accrued dividend payable of $150,000.

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

The Series B Preferred Stock may be converted into shares of common stock on a one-to-one ratio, subject to customary anti-dilution provisions.  The Series B Preferred Stock will pay a quarterly dividend, which will accrue at an annual rate of 10%.  The Company's Chief Executive Officer may convert 100% of his shares of the Series B Preferred Stock into shares of common stock.  Each and every outstanding share of Series B Preferred Stock is subject to mandatory and automatic conversion into shares of common stock if the closing price of the common stock as reported by the principal exchange or quotation system on which such common stock is traded or reported exceeds 300% of the then current conversion price for 30 consecutive trading days.  The Company may redeem all of the outstanding shares of the Series B Preferred Stock issued at a price per share equal to 300% of the purchase price.  The Series B Preferred Stock ranks senior to the Common Stock and on parity with the Company's Series A Convertible Preferred Stock. In the event of a liquidation of the Company, the holder of the Series B and (Series A) Preferred Stock shall be entitled to receive in preference to the holders of the common stock, the original amount invested in the preferred stock plus any unpaid and accrued dividends.  Preferred stock dividends on the Series B are declared quarterly by the Board of Directors. At December 31, 2016, there were accrued dividends of $100,000.

The Company reports the Series B Preferred Stock on the Company's consolidated balance sheet within stockholders' deficit at the amount of net proceeds received less an imputed dividend cost. The imputed dividend cost of $110,000 was the result of the preferred stock having a dividend rate during the first two years after its issuance (7%) that was lower than the rate that became fixed (10%) after the initial two-year period. The imputed dividend cost of $110,000 is being amortized over the first two years from the date of issuance and is based upon the present value of the dividend discount using a 10% yield. The Company amortized $30,000 and $60,000 related to the imputed dividend cost for the years ended December 31, 2016 and 2015, respectively. The Company reported $170,000 and $140,000 in Series-B Preferred Stock dividends for the years ended December 31, 2016 and 2015, respectively. The imputed dividend cost became fully amortized in 2016.

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

Year ended December 31,	2016	2015
Revenues
Software license fees
United States	$1,271,000	$3,237,000
Total United States software license fees	1,271,000	3,237,000
Europe	886,000	1,303,000
Asia/Pacific	542,000	460,000
Total foreign software license fees	1,428,000	1,763,000
Total software license fees	2,699,000	5,000,000
Subscriptions
United States	2,721,000	732,000
Total United States subscriptions	2,721,000	732,000
Europe	1,037,000	28,000
Asia/Pacific	233,000	322,000
Total foreign subscriptions	1,270,000	350,000
Total subscriptions	3,991,000	1,082,000
Services and maintenance
United States	12,454,000	10,975,000
Total United States services and maintenance revenue	12,454,000	10,975,000
Europe	3,417,000	2,832,000
Asia/Pacific	3,237,000	3,068,000
Total foreign services and maintenance revenue	6,654,000	5,900,000
Total services and maintenance revenue	19,108,000	16,875,000
Total revenue	$25,798,000	$22,957,000
Net income (loss)
United States	$920,000	$(2,517,000)
Europe	(277,000)	(1,746,000)
Asia/Pacific	(233,000)	(103,000)
Net income (loss)	$410,000	$(4,366,000)
Long lived assets
United States	$4,289,000	$3,589,000
Europe	14,000	118,000
Asia/Pacific	70,000	73,000
Total long-lived assets	$4,373,000	$3,780,000
Total assets
United States	$8,286,000	$8,405,000
Europe	1,474,000	1,691,000
Asia/Pacific	1,174,000	1,325,000
Total assets	$10,934,000	$11,421,000

13.	Selected Consolidated Quarterly Financial Data (Unaudited)

2016 Quarter Ended	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Revenues	$9,076,000	$5,688,000	$5,686,000	$5,348,000
Gross profit	4,428,000	1,937,000	1,147,000	1,347,000
Net income (loss)	2,007,000	148,000	(1,048,000)	(697,000)
Net income (loss) allocable to common shareholders	1,882,000	23,000	(1,173,000)	(822,000)
Basic and diluted net income (loss) per share	$0.52	$.01	$(0.33)	$(0.23)
Shares used in computing basic and diluted net income (loss) per share (in thousands)	3,591	3,587	3,587	3,587

2015 Quarter Ended	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Revenues	$5,330,000	$5,228,000	$6,539,000	$5,860,000
Gross profit	1,397,000	877,000	1,913,000	1,658,000
Net loss	(1,985,000)	(1,315,000)	(273,000)	(793,000)
Net loss allocable to common shareholders	(2,110,000)	(1,440,000)	(398,000)	(918,000)
Basic and diluted net loss per share	$(0.59)	$(0.40)	$(0.11)	$(0.26)
Shares used in computing basic and diluted net loss per share (in thousands)	3,587	3,587	3,587	3,587

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer,  has evaluated, as of the end of the period covered by this Form 10-K, the design adequacy and operating the effectiveness of our disclosure controls and procedures (as defined in as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act)).  Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures as of such date are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures that are designed to reasonably assure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal controls over financial reporting was effective as of December 31, 2016.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as the rules of the Securities and Exchange Commission applicable to the Company do not require such an attestation report and permit us to provide only management's report in this Form 10-K.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its 2017 Annual Meeting of Stockholders proposed to be held on June 22, 2017, and the information therein is incorporated herein by reference.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)(A)	Consolidated Financial Statements.

i)	Consolidated Balance Sheets at December 31, 2016 and 2015.
ii)	Consolidated Statements of Operations for the years ended December 31, 2016 and 2015.
iii)	Consolidated Statement of Comprehensive Loss for the years ended December 31, 2016 and 2015.
iv)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2016 and 2015.
v)	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015.
vi)	Notes to the Consolidated Financial Statements.

(a)(1)(B)	Report of Independent Registered Public Accounting Firm.

(a)(2)	Schedules.

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

Schedule of Differences

Each Severance Agreement executed with the executive officers listed below is substantially the same as the form of each other:

Officers	Title
Zack Bergreen	Chief Executive Officer
Rick Etskovitz	Chief Financial Officer and Treasurer

10. 11
Preferred Stock Purchase Agreement between Astea International Inc. and Zack Bergreen, dated September 24, 2008 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 26, 2008).

10.12#	Amended and Restated 2006 Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 16, 2010).
10.13#
Form of Incentive Stock Option Agreement under Amended and Restated 2006 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 16, 2010).

10.14#	Form of Non-Qualified Stock Option Agreement under Amended and Restated 2006 Stock Option Plan Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed June 16, 2010).
10.15#
Revolving Loan Agreement between Astea International Inc. and Zack Bergreen dated May 29, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 4, 2013).

10.16#
Amendment No.1 to Revolving Loan Agreement between Astea International Inc. and Zack Bergreen dated March 26, 2014 (Incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014).

10.17#
Revolving Promissory Note between Astea international Inc., as borrower, and Zack Bergreen, as lender, dated March 26, 2014 (Incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014).

10.18
Loan and Security Agreement among Astea International Inc., Network Data, Inc., Virtual Service Corporation, FC Acquisition Corp., and Silicon Valley Bank dated June 13, 2014 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 16, 2014).

10.19
Preferred Stock Purchase Agreement between the Astea International Inc. and Zack Bergreen dated June 20, 2014 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 24, 2014).

10.20
Amended and Restated Loan and Security Agreement among Astea International Inc., Network Data, Inc., Virtual Service Corporation, FC Acquisition Corp., and Silicon Valley Bank dated as of December 18, 2014 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 29, 2014).

10.21
First Loan Modification Agreement by among Astea International Inc., Network Data, Inc., Virtual Service Corporation, FC Acquisition Corp. and Silicon Valley Bank dated as of January 14, 2016                      (Incorporated herein by reference to Exhibit 10.1 to the Company's current Report on Form 8-K filed on January 15, 2016).

10.22#	2016 Stock Option Plan (Incorporated herein by reference to Exhibit A to the Company's Proxy Statement on Schedule 14A filed April 29, 2016).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of EisnerAmper LLP.
24.1*	Powers of Attorney (See the Signature Page).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

* Filed herewith.
# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTEA INTERNATIONAL INC.

By: /s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
March 31, 2017

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

Signature	Title	Date

/s/Zack Bergreen	Chief Executive Officer	March 31, 2017
Zack Bergreen	(Principal Executive Officer) and Chairman of the Board of Directors

/s/Rick Etskovitz	Chief Financial Officer	March 31, 2017
Rick Etskovitz	(Principal Financial Officer and
Principal Accounting Officer)

/s/Keith Schneck	Director	March 31, 2017
Keith Schneck

/s/Eric Siegel	Director	March 31, 2017
Eric Siegel

/s/Mark Simon	Director	March 31, 2017
Mark Simon

EXHIBIT INDEX

No.	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of EisnerAmper LLP

24.1	Powers of Attorney (See the Signature Page)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase