Form 10-K/A
period 2016-12-31
ASTEA INTERNATIONAL INC
filed 2017-05-08
CIK 945989

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

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 if the Exchange Act.) Yes ☐    No ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2016 (based on the closing price of $2.10 as reported by the OTCQB as of such date) was $1,646,587.

The number of shares outstanding of the registrant's common stock as of July 28, 2016 was 3,593,549.

EXPLANATORY NOTE

Astea International Inc.(which may be referred to herein as "we," "us" or the "Company") is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fisal year ended December 31, 2016 to supplement Item 10 and amend and restate Items 11 through 14 to include the information intended to be incorporated therein by reference to our definitive proxy statement with respect to our annual Meeting of Stockholders for 2017.  In addition, in connection with the filing of this  Form 10-K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we are including certain currently dated certifications.  The remainder of our Annual report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (the "SEC") on March 31, 2017 remains the same.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth certain information concerning our directors.

Name	Age	Position with the Company
Zack Bergreen (1979)	71	Chairman of the Board of Directors and Chief Executive Officer
Keith D. Schneck (2013)	61	Director
Eric S. Siegel (2002)	61	Director
Mark I. Simon (2014)	68	Director

Zack Bergreen founded the Company in November 1979 and has been the Chairman of our Board of Directors and our Chief Executive Officer since then. Mr. Bergreen received a Bachelor of Science and a Master of Science from the University of Maryland. Our Board of Directors believes that Mr. Bergreen is qualified to serve on our Board of Directors because his experience as a pioneer in the field service software industry makes him a valuable member of our Board of Directors, particularly in determining the strategic focus of the Company.

Keith D. Schneck joined the Board of Directors in April 2013 and is Chairman of the Audit Committee, as well as a member of the Compensation Committee and the Governance Committee. Since September 2014, Mr. Schneck has been the Chief Financial Officer of Elemica Inc., a privately held software company. From January 2013 to September 2014, he provided financial consulting services to several technology companies. He was the Executive Vice President and Chief Financial Officer of eResearch Technology Inc. from July 2008 through December 2012. eResearch Technology Inc., based in Philadelphia, is a global provider of high-quality patient  safety and efficacy endpoint data collection solutions for use in clinical drug development and was publicly traded on NASDAQ until its acquisition in 2012 by Genstar Capital. Prior to that from 2003 through December 2007, he was the Executive Vice President and Chief Financial Officer of Neoware, Inc. Neoware, Inc. was based in King of Prussia, Pennsylvania and was publicly traded on NASDAQ until its acquisition by Hewlett Packard in 2007. Neoware, Inc. was a provider of products, software and services for the thin client segment of the server based computing market. Prior to Neoware, Inc., Mr. Schneck held a number of additional executive positions in both financial and operational roles at various Philadelphia area technology companies.   Mr. Schneck began his career as a CPA with KPMG in Philadelphia from 1977 to 1986. Mr. Schneck holds a B.S. in accounting from West Chester University, and is a Certified Public Accountant. Our Board of Directors believes that Mr. Schneck is qualified to serve on our Board of Directors because his extensive experience understanding the financial aspects of technology companies, as well as the reporting requirements of public companies, together with his operational experience, is an important perspective for the Board of  Directors.

Eric S. Siegel joined our Board of Directors in September 2002 and is a member of the Audit Committee and Governance Committee, as well as Chairman of the Compensation Committee. He is the founder of Siegel Management Company, a strategy consulting and investment banking advisory firm established in 1983 with a diverse client base, principally comprised of middle market firms. His expertise and experience has been utilized by growth companies, public market and acquisition candidates, industry consolidators and turnarounds. Mr. Siegel serves on the board of B&W Tek,   a   manufacturer   of   analytical,   diagnostic   and   medical   instrumentation. Additionally, he serves on the Board of Lite Cure, a manufacturer of therapeutic medical and veterinary devices. He sat on the board of workpays.me from 2012 to 2014 at which time it was successfully sold. From 2002-2008, he sat on the Board of PSCInfoGroup, a private equity backed information management company which was sold in a private equity transaction.  From 1996-2006, he served as a director of the NCO Group, formerly a NASDAQ listed company, specializing in debt collection services. An established author, he has been a lecturer in management at the Wharton School for over thirty years. Mr. Siegel is a magna cum laude graduate of the University of Pennsylvania and received an MBA from the Wharton School. Our Board of Directors believes that Mr. Siegel is qualified to serve on our Board of Directors because his experience with a variety of companies at an advisory level, as well as his management expertise, brings a valuable perspective to our Board of Directors.

Mark I. Simon joined the Board of Directors in July 2014 and is Chairman of the Nominating and Corporate Governance Committee of the Board, as well as a member of the Audit Committee and the Compensation Committee. Mr. Simon was the founder and president of Atlantic Books from 1975 through 2012, a chain of discount book stores located on the East Coast of the U.S. He is currently involved in real estate and marketing ventures as an investor. Mr. Simon obtained a Bachelor of Science degree in Business Administration from American University in Washington, D.C. Our Board of Directors believes that Mr. Simon is qualified to serve on our Board of Directors because of his depth of operational experience in building and running a major business.

EXECUTIVE OFFICERS

The following table sets forth our executive officers, their ages, and the positions currently held by each such person with us:

Name	Age	Position
Zack Bergreen	71	Chairman of our Board of Directors and Chief Executive Officer
Fredric ("Rick") Etskovitz	62	Chief Financial Officer and Treasurer
David Giannetto	49	Chief Operating Officer

Biographical information for Mr. Bergreen appears above under the section "Proposal 1 – Election of Directors."
Rick Etskovitz joined us in June 2000, when he was appointed as our CFO and Treasurer. Mr. Etskovitz resigned from his positions with us in April 2004, but returned as CFO on January 4, 2005, during which time he was a partner in the Philadelphia accounting firm of Shechtman, Marks, Devor and Etskovitz. Mr. Etskovitz is responsible for our financial reporting, internal accounting controls, SEC and tax compliance, and investor relations. Mr. Etskovitz brings to his position 35 years of experience in financial management and reporting. A CPA, he previously served us for seven years as the engagement partner from an independent accounting firm. Mr. Etskovitz was also part of the financial management team at DuPont where he held responsibilities for Mergers and Acquisitions, Financial Planning, Corporate Accounting and Benefits. Mr. Etskovitz received his Bachelor of Science from the Pennsylvania State University and his MBA from the Wharton School at the University of Pennsylvania.
David F. Giannetto joined Astea in August 2015 with extensive experience as a senior manager in technology service companies and is a nationally respected thought-leader in the areas of business intelligence, enterprise performance management, information management, big data and analytics.  He helps organizations leverage information—providing both the technology and methodology necessary to create, understand and utilize it to improve performance.  He has led some of the most complex information-driven initiatives for today's leading brands and has been listed as a thought-leader by the American Management Association, Business Finance Magazine and Consumer Goods Technology Magazine. He is a published author, speaker and writer for national magazines. David graduated from Monmouth University and has an MBA from Rutgers University. He earned his MBA from Rutgers University and was a regular army officer in the 10th Mountain Division.  In February 2017, David was appointed to a newly created role as Chief Operating Officer.  In this role, he has taken on expanded operational management responsibilities, including providing assistance in sales execution.  He is engaged in developing strategies to facilitate operational and technical efficiencies in efforts to improve service, overall profitability, and market position.  David continues to work closely with all of the Service and Sales staff to ensure effective execution of strategies and client service worldwide.

Our Board of Directors reviews and ratifies who shall serve as our executive officers on an annual basis, who serve until their successors have been duly elected and qualified. There are no family relationships among any of our executive officers or directors.

THE BOARD OF DIRECTORS LEADERSHIP STRUCTURE AND ITS COMMITTEES

The business and affairs of the Company are managed under the direction of its Board of Directors. Our Board of Directors met five times in person or by telephone during the fiscal year ended December 31, 2016. During their respective terms of service in fiscal 2016, each of the nominated directors attended at least 75% of the meetings of our Board of Directors and of all committees on which he served.  Directors are encouraged to attend the Annual Meeting, but are not required to do so. None of our directors attended the 2016 Annual Meeting of Stockholders.

Our Board of Directors has determined that Messrs. Schneck, Siegel and Simon each have no material relationship with the Company and is an "independent director" within the rules of the SEC. Our Board of Directors has standing Audit, Nominating and Corporate Governance, and Compensation Committees. Each of these committees has adopted a written charter. All members of the committees are appointed by the Board of Directors, and are non- employee directors. Currently, all independent directors, Messrs. Schneck, Siegel and Simon, are members of each committee of our Board of Directors.

Audit Committee

The Audit Committee operates under a written charter. The charter was adopted by our Board of Directors on May 12, 2004 and is available on our website at www.astea.com. The composition of the Audit Committee, the attributes of its members and the responsibilities of the committee, as reflected in its charter, are intended to comply with applicable requirements for corporate audit committees. The committee reviews and assesses the adequacy of its charter on an annual basis. Our Board of Directors has determined that Mr. Schneck, the Chairman of the Audit Committee, is an "audit committee financial expert" as defined in the SEC rules.

The Audit Committee:

• oversees the accounting, financial reporting and audit   processes;

• reviews the results and scope of audit and other services provided by the independent  auditors;

• reviews the accounting principles and auditing practices and procedures to be used in preparing our financial statements; and

• reviews our internal controls.

The Audit Committee has the ultimate authority and responsibility to select, evaluate and, when appropriate, replace our independent auditor.
The Audit Committee works closely with our management and our independent auditors. The Audit Committee also meets with our independent auditors in executive session, without the presence of our management, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, to review the results of their work. The Audit Committee also meets with our independent auditors to approve the annual scope of the audit services to be performed. The Audit Committee met five times during the fiscal year ended December 31, 2016.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee (the "Governance Committee") was formed on May 12, 2004. Upon formation, our Board of Directors adopted the Nominating and Corporate Governance Committee Charter, which is available on the Company's our website at www.astea.com.  Prior to such adoption, the functions of the Governance Committee were performed by our Board of Directors.

The Governance Committee:

•
considers and periodically reports on matters relating to the identification, selection and qualification of our Board of Directors and candidates nominated to our Board of Directors and its committees;

•	develops and recommends governance principles applicable to us; and

•	oversees the evaluation of our Board of Directors and our management.

Compensation Committee

The Compensation Committee was formally created on May 12, 2004. Prior to that, it was an ad hoc committee consisting of the independent members of our Board of Directors. The Compensation Committee charter is available on our website at www.astea.com. The Compensation Committee oversees and makes recommendations to our Board of Directors regarding our compensation and benefits policies; and oversees, evaluates and approves compensation plans, policies and programs for our executive officers. The Compensation Committee met once during 2016.  Neither we nor the Compensation Committee engaged a compensation consultant during 2016. The Compensation Committee is authorized to delegate it's authority to individual members of the Compensation Committee, provided that any such individual decisions are later ratified by the full Committee. The Compensation Committee determines the compensation for our executive officers. For our executive officers other than our CEO, the Compensation Committee may solicit recommendations from the CEO, but any such recommendations are advisory only.

Risk Oversight

Our Board of Directors oversees our risk management practices to ensure they are consistent with our corporate strategy and are functioning appropriately. Our Board of Directors does not have a separate risk committee, but instead believes that the entire board is responsible for overseeing risk management.

Our Board of Directors conducts certain risk oversight activities through its committees. The Audit Committee oversees our compliance risk, including reviewing reports of compliance with the Sarbanes-Oxley Act and other applicable statutes, rules and regulations. The Governance Committee's role in risk oversight includes recommending director candidates who have appropriate experience that will enable them to provide competent oversight over our material risks. The Compensation Committee monitors the ways in which our compensation policies and practices could subject us to risk.

Our Board of Directors helps ensure that our management is properly focused on risk by, among other things, regularly reviewing and discussing the performance of our senior management.  In addition, our Board of Directors receives reports from our management on our most material risks and the degree of our exposure to those risks.

Item 11.    Executive Compensation.

Executive Compensation Summary

The table immediately below sets forth information concerning the compensation earned for services provided in all capacities for the fiscal years ended December 31, 2016, 2015 and 2014 with respect to each Named Executive Officer.

SUMMARY COMPENSATION TABLE 2016

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)(2)	Total ($)
Zack Bergreen	2016	336,858	-	39,977	-	-	376,835
Chairman of the Board and Chief	2015	328,642	15,000	27,435	-	-	371,077
Executive Officer	2014	312,992	30,000	34,415	-	-	377,407

John Tobin (3)	2016	109,094	-	33,314	-	1,482	143,890
former President	2015	262,914	11,250	22,862	-	3,944	300,970
	2014	250,394	22,500	32,223	-	2,660	307,777

Rick Etskovitz	2016	269,487	-	33,314	-	3,857	306,658
Chief Financial Officer	2015	262,914	22,500	22,862	-	3,944	312,220
	2014	250,394	22,500	32,223	-	3,756	308,873

(1)
Stock options are valued under rules prescribed by FASB ASC Topic 718. See Note 2 to the Company's financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

(2)	Represents the Company match for the 401(k) plan.
(3)	Mr. Tobin resigned his position of President on June 17, 2016. He passed away July 6, 2016.

Outstanding Option Awards at 2016 Fiscal Year-End

The following table sets forth information about the stock options held as of December 31, 2016 by each of the Named Executive Officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (1)	Option Expiration Date (2)
Zack Bergreen	15,000	-	$4.53	11/9/2017
	10,000	-	$3.65	11/6/2018
	40,000		$3.39	11/5/2019
	15,000	-	$2.25	11/4/2020
	20,000	-	$3.04	11/3/2021
	11,250	3,000	$2.73	1/9/2023
	10,000	10,000	$3.01	1/21/2024
	7,500	2,250	$1.26	3/24/2025
	-	30,000	$1.91	3/3/2026

John Tobin	15,000	-	$4.53	11/9/2017
	10,000	-	$3.65	11/6/2018
	15,000	-	$3.39	11/5/2019
	15,000	-	$2.25	11/4/2020
	20,000	-	$3.04	11/3/2021
	11,250	-	$2.73	1/9/2023
	7,500	-	$1.26	3/24/2025

Rick Etskovitz	15,000	-	$4.53	11/9/2017
	10,000	-	$3.65	11/6/2018
	15,000		$3.39	11/5/2019
	15,000	-	$2.25	11/4/2020
	20,000	-	$3.04	11/3/2021
	11,250	7,500	$2.73	1/9/2023
	7,500	11,250	$3.01	1/21/2024
	6,250	18,150	$1.26	3/24/2025
	-	25,000	$1.91	3/3/2026

(1)	The exercise price per share of each option was the closing market price on the day of the grant.
(2)
Each option grant vests in equal installments on each of the first four anniversaries of the grant date. For each award, the grant date is the date that is ten years prior to the "Option Expiration Date" listed in the table above.

Potential Payments Upon Termination Without Cause or Resignation for Good Reason

As described above, we are party to executive severance agreements with our Named Executive Officers, which provide severance benefits in the event of the termination of the Named Executive Officer's employment without Cause or the Named Executive Officer's resignation for Good Reason. In addition, the Agreements provide that the Named Executive Officer will receive enhanced severance payments in the event of termination of the Named Executive Officer's employment without Cause or the Named Executive Officer's resignation for Good Reason during the twelve month period following a Change of   Control.

In the event of a termination without Cause or a resignation for Good Reason, in either case unrelated to a Change in Control, the Agreements provide that the Named Executive Officer would receive severance compensation of six months' base pay at the then current rate of pay, plus reimbursement of the cost of COBRA continuation coverage for six months. These payments would be paid out via normal payroll over the six month period.

In the event that that the Named Executive Officer's employment terminates due to a termination without Cause or a resignation for Good Reason within twelve months following the effective date of a Change in Control, then the Named Executive Officer would receive severance compensation of twelve months' base pay at the then current rate of pay, plus reimbursement of the cost of COBRA continuation coverage for twelve months. These payments would be made in a single lump sum.

The Named Executive Officer would be required to execute a release of claims in favor of us prior to any severance or Change in Control severance amounts being paid.

The following table sets forth the approximate amount of severance each Named Executive Officer would be entitled to receive upon each of the events described above, assuming each event had occurred on December 31, 2016:

	Termination without Cause		Resignation for Good Reason		Termination without Cause or Resignation for Good Reason within One Year Following a Change in Control
Zack Bergreen	$177,021	(1)	$177,021	(1)	$354,042	(2)
Rick Etskovitz	$143,263	(3)	$143,263	(3)	$286,526	(4)

(1) Represents six months of base salary ($168,429) plus reimbursement of the cost of COBRA continuation coverage for six months ($8,592).

(2) Represents 12 months of base salary ($336,858) plus reimbursement of the cost of COBRA continuation coverage for 12 months ($17,184).

(3) Represents six months of base salary ($134,743) plus reimbursement of the cost of COBRA continuation coverage for six months ($8,520).

(4) Represents 12 months of base salary ($269,486) plus reimbursement of the cost of COBRA continuation coverage for 12 months ($17,040).

Option Exercises and Stock Vested in Last Fiscal Year

There were no option exercises by any of the Named Executive Officers during the year ended December 31, 2016. We do not utilize stock awards, therefore, no stock vested during the year ended December 31, 2016.

Compensation Committee Interlocks and Insider Participation

The Committee normally consists of three non-employee directors, all of whom (1) meet standards for compensation committee "independence" established by the applicable rules and regulations of the SEC (2) are "Non-Employee Directors" as defined in SEC Rule 16(b)-3 and (3) are "Outside Directors" as defined under the treasury regulations promulgated under Section 162(m) of the Internal Revenue Code. Messrs. Schneck, Siegel and Simon served as members of the Compensation Committee during the fiscal year ended December 31, 2016.  None of our executive officers served as a member of the board of directors, compensation committee, or other committee performing equivalent functions, of another entity whose executive officers served as one of our directors. Other  than Messrs. Bergreen and Tobin, no person who served as a member of our Board of Directors was, during the fiscal year ended December 31, 2016, simultaneously an officer, employee or consultant of the Company or any of its subsidiaries. Neither Mr. Bergreen nor Mr. Tobin participated in any determination of their own compensation.

Mr. Tobin resigned his position as President and Director on June 17, 2016.  He passed away July 6, 2016.

Compensation of Directors

For 2016, each non-employee director received a $15,000 annual cash retainer for serving on our Board of Directors and was also reimbursed for his reasonable out-of-pocket expenses incurred in attending meetings. Non- employee directors may elect to receive, in lieu of the foregoing cash compensation, unrestricted shares of Common Stock. The shares of Common Stock to be issued in lieu of cash compensation are determined based upon the fair market value of the Common Stock on the last day of the calendar quarter during which the cash compensation was earned and foregone. Directors also receive annual grants of stock options to purchase 10,000 shares of Common Stock. Directors who are employees are not compensated for their service on the Board of Directors or any committee thereof.

In 2016, in addition  to the compensation described above, each Audit Committee  member received a
$5,000 supplement, and the Audit Committee Chairman received an additional $5,000 supplement. In 2016, each Governance Committee member received a $2,500 supplement and the Governance Committee Chairman received an additional $2,500 supplement. In addition, each member of the Compensation Committee received a $2,500 supplement and the Chairman received an additional $2,500 supplement.

The following table sets forth the director compensation for 2016 and does not  include  compensation for Mr. Bergreen or Mr. Tobin who, although directors, do not receive additional compensation for their service on our Board of Directors:

Name	Fees Earned	Option Awards	Total $
Keith D. Schneck	$27,500	$9,145	$36,645
Eric S. Siegel	$25,000	$9,145	$34,145
Mark I. Simon	$25,000	$9,145	$34,145
(1)
The dollar amounts shown for stock option awards represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 – Stock Compensation. See Note 2 to the Company's financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 30, 2017.

Changes in Independent Registered Accounting Firm

On June 25, 2015, the Audit Committee approved the engagement of EisnerAmper LLP ("EisnerAmper") as the Company's independent registered public accounting firm.  Grant Thornton LLP ("Grant"), the Company's former independent registered public accounting firm, was dismissed by the Audit Committee on June 23, 2015.

In deciding to select EisnerAmper, the Audit Committee reviewed auditor independence issues and existing commercial relationships with EisnerAmper and concluded that EisnerAmper has no commercial relationship with the Company that would impair its independence for the fiscal year ended December 31, 2015.  During the Company's two most recent fiscal years and the subsequent interim period through June 23, 2015, the Company did not consult EisnerAmper with respect to any of the matters or events listed in Regulation S-K Item 304(a)(2).

The reports of Grant on the financial statements of the Company for the year ended December 31, 2014 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.  During the fiscal year ended December 31, 2014 and through June 23, 2015, there were no (i) disagreements between the Company and Grant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant, would have caused them to make reference to the subject matter of the disagreement(s) in connection with its reports on the financial statements for such years; or (ii) "reportable events," as that term is described in Item 304(a)(1)(v) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of April 28, 2017: (i) the name of each person who, to our knowledge, is the beneficial owner of more than 5% of the shares of Common Stock outstanding at such date; (ii) the name of each of our directors; and (iii) the name of each of our Named Executive Officers (as defined below). The following table also sets forth as of April 28, 2017 the number of shares of Common Stock owned by each of such persons and the percentage of the outstanding shares represented thereby, and also sets forth such information for our directors, nominees and executive officers as a group:

Name of Beneficial Owner and Management (2)	Amount of Ownership	Percent of Class (3)
Zack Bergreen (4)	2,948,516	55.0%
Eric S. Siegel (5)	31,250	0.9%
Keith D. Schneck (6)	11,250	0.3%
Mark I. Simon (7)	5,000	0.1%
Rick Etskovitz (8)	341,534	9.2%
John Tobin (9)	0	0.0%
KVO Capital Management, LLC (10)	400,658	11.1%

All current directors, nominees and executive
Officers as a group (6 persons) (4)-(8)	3,738,208	67.6%

+
Except as otherwise indicated, the address of each person named in the table is c/o Astea International Inc., 240   Gibraltar Road, Horsham, Pennsylvania 19044. Information regarding beneficial owners other than our officers and directors are based on, and limited to, the information each has provided in its respective Schedule 13D and Schedule 13G filings with the SEC.

(1)
Except as noted in the footnotes to this table, each person or entity named in the table has sole voting and investment power with respect to all shares of Common Stock owned, based upon information provided to the Company by directors, officers and principal stockholders. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission") and includes voting and investment power with respect to shares of Common Stock subject to options currently exercisable or exercisable within 60 days after the Record Date April 28, 2017 ("presently exercisable stock options").

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Presently exercisable stock options and preferred stock convertible into Common Stock are deemed outstanding for computing the percentage of ownership of the person holding such options and/or convertible preferred stock, but are not deemed outstanding for computing the percentage of any other person.

(3)	Applicable percentage of ownership as of April 28, 2017 is based upon 3,593,549 shares of Common Stock outstanding as of that date.

(4)
Chairman and Chief Executive Officer. Includes 1,123,819 shares of Common Stock held by trusts of which Mr. Bergreen and his wife are the only trustees, 55,803 shares of Common Stock held by a family limited partnership of which Mr. Bergreen is the sole general partner and 1,623,894 shares of convertible preferred stock which are convertible at the Record Date of April 28, 2017. Represents options to purchase 215,000 shares, 145,000 of which are exercisable.

(5)	Director. Represents 31,250 shares of common stock issuable pursuant to presently exercisable stock options.

(6)	Director. Represents 10,000 shares of common stock issuable pursuant to presently exercisable stock options.

(7)	Director. Represents 5,000 shares of common stock issuable pursuant to presently exercisable stock options.

(8)
Chief Financial Officer and Treasurer. Represents 217,534 shares held in trust, for which he is the trustee, 4,000 shares of Common Stock owned and also options to purchase 155,000 shares, 120,000 of which are exercisable.

(9)	President until his resignation on June 17, 2016. Mr. Tobin passed away July 6, 2016.

(10)
  KVO Capital Management, LLC includes the ownership of Astea stock by Kernan V. Oberting, Managing Member of KVO Capital. The principal address of KVO Capital Management, LLC is 33 S. Main Street, Suite 3, Hanover, NH 03755.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
 Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of the Common Stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock. Based on our review of such filings with respect to the fiscal year ended December 31, 2016, and written representations from certain Reporting Persons, we believe that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended December 31, 2016.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

Except as reported below, we were not party to any reportable related party transactions in 2015 and 2016, nor are we a party to any reportable related party transactions since the beginning of 2017. In the event in the future there are any other reportable related party transactions, such transactions would be subject to the review and approval of the Audit Committee.  Related party transactions are those which exceed the lesser of (i) $120,000  and (ii) 1% of the average of the registrant's total assets at year-end for the last 2 completed fiscal years. Only those related party transactions approved by the Audit Committee will be consummated. The Audit Committee will only approve those transactions that are on terms comparable to, or more beneficial to us than, those that could be obtained in arm's length dealings with an unrelated third party. If an Audit Committee member has any interest in a related party transaction presented to the Audit Committee for approval, such director is required to abstain from the vote to approve or not approve the transaction. Examples of related party transactions covered by our policy are transactions in which any of the following individuals has or will have a direct or indirect material interest: any of our directors or executive officers, any person who is known to us to be the beneficial owner of more than five percent of our Common Stock, and any immediate family member of one of our directors or executive officers or person known to us to be the beneficial owner of more than five percent of our Common Stock. Transactions that involve all salaried employees generally are not covered by our approval policy. Additionally, all related party transactions would be disclosed in our filings with the SEC to the extent required by the SEC's rules, and would be disclosed to our Board of Directors. We do not have a formal written statement of its related party transactions policy.

On May 29, 2013, the Company entered into a Revolving Loan Agreement and associated Revolving Promissory Note (collectively the "Loan Documents") with Zack Bergreen, the Company's Chief Executive Officer. Pursuant to the Loan Documents, Mr. Bergreen will provide an unsecured $2,000,000 revolving line of credit to the Company (Line of Credit). Amounts outstanding under the Line of Credit bear interest at a rate of 7% per annum, with interest payable monthly. The maturity date of the Line of Credit was May 29, 2015. On April 26, 2016, the Company extended the Revolving Loan Agreement until May 1, 2018.  Pursuant to the agreement, Mr. Bergreen will provide an unsecured $1,000,000 Revolving Line of Credit to the Company. The Company may pay all amounts outstanding and terminate the Loan Documents prior to that time without any penalties. The Loan Documents contain customary covenants, default and other provisions. The Loan Documents were negotiated and approved by the Audit Committee of the Company's Board of Directors. Borrowings under the Line of Credit are subject to the Audit Committee's approval.   The  proceeds from  the  borrowings  will  be used  by the Company for working capital and general corporate purposes. As of December 31, 2016 the Company borrowed $0 against the line of credit and incurred $0 of interest expense.

Director Independence

We evaluate the independence of our directors in accordance with the regulations promulgated by the SEC.  These rules and regulations require that a majority of the members of a company's board of directors must qualify as "independent," as affirmatively determined by the board of directors.

After review of all relevant transactions and relationships between each director, or any of his or her family members, and us, our senior management and our independent registered public accounting firm, our board of directors affirmatively has determined that the following directors are independent directors within the meaning of OTCQB listing standards:  Keith D. Schneck, Eric S. Siegel and Mark I. Simon.

Item 14.    Principal Accounting Fees and Services.

Audit Fees Summary

Fees billed by EisnerAmper for services rendered in connection with the fiscal year ended December 31, 2016 are set forth below.    All fees earned by EisnerAmper were pre-approved by the Audit Committee.

	2016	2015
Audit fees	$153,750	$133,250
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Fees billed by Grant for services rendered in connection with the fiscal year ended December 31, 2015 is set forth below.  All fees earned by Grant were pre-approved by the Audit Committee.

	2016	2015
Audit fees	$ -	$99,761
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

 Audit Fees

Audit fees billed by EisnerAmper for 2016 and 2015 consist of fees for the audit of the Company's financial statements for the fiscal years ended December 31, 2016 and 2015 and the review of the interim financial statements in the Company's quarterly report for the quarters ended June 30, 2015, September 30, 2015, March 31, 2016, June 30, 2016 and September 30, 2016.

Audit fees billed by Grant for 2015 consist of fees for the review of the Company's interim financial statements included in the Company's quarterly report for the quarter ended March 31, 2015, statutory audit of the Company's UK subsidiary and the consent to be incorporated by reference of its audit report for the consolidated financial statements for the year ended December 31, 2015.

The Audit Committee, per its charter, approves in advance all audit services to be provided by the outside auditing firm, including any written engagement letters related thereto.  By approving the audit engagement, the audit service contemplated in any written engagement letter shall be deemed to have been pre-approved. Neither Eisner Amper nor Grant Thornton provided any non-audit services during the years ended December 31, 2016 and 2015.

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

By: /s/Rick Etskovitz
Rick Etskovitz
Chief Executive Officer

Date:  May 8, 2017