Form 10-Q
period 2017-03-31
ASTEA INTERNATIONAL INC
filed 2017-05-11
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          March 31, 2017
or

[   ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from  ______    to  ________

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
Yes           No   X

As of May 8, 2017, 3,593,549  shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017 (Unaudited)	2016
ASSETS
Current assets:
Cash and cash equivalents	$965,000	$661,000
Accounts receivables, net of allowance of $68,000 (unaudited) and $66,000, respectively	5,016,000	5,596,000
Prepaid expenses and other current assets	390,000	304,000
Total current assets	6,371,000	6,561,000

Property and equipment, net	123,000	131,000
Capitalized software development costs, net	3,923,000	4,021,000
Restricted cash	70,000	69,000
Other long-term assets	162,000	152,000
Total assets	$10,649,000	$10,934,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,891,000	$2,904,000
Deferred revenues	10,067,000	9,556,000
Total current liabilities	12,958,000	12,460,000

Long-term liabilities:
Borrowings under line of credit	1,880,000	1,927,000
Long-term accrued expenses	387,000	332,000
Deferred tax liability	41,000	41,000
Deferred revenues, net of current portion	378,000	384,000
Total long-term liabilities	2,686,000	2,684,000

Commitments and contingencies

Stockholders' deficit:
Convertible preferred stock, $.01 par value, shares authorized 5,000,000: Series A issued and outstanding 826,000 shares	8,000	8,000
Series B issued and outstanding 797,000 shares	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,636,000 shares; outstanding 3,594,000 shares	36,000	36,000
Additional paid-in-capital	31,980,000	32,075,000
Accumulated deficit	(36,116,000)	(35,437,000)
Accumulated other comprehensive loss	(703,000)	(692,000)
Treasury stock at cost, 42,000 common shares	(208,000)	(208,000)
Total stockholders' deficit	(4,995,000)	(4,210,000)
Total liabilities and stockholders' deficit	$10,649,000	$10,934,000
See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenues:
Software license fees	$243,000	$844,000
Subscriptions	767,000	502,000
Services and maintenance	4,991,000	4,002,000
Total revenues	6,001,000	5,348,000
Costs of revenues:
Cost of software license fees	717,000	583,000
Cost of subscriptions	208,000	227,000
Cost of services and maintenance	3,554,000	3,191,000
Total cost of revenues	4,479,000	4,001,000
Gross profit	1,522,000	1,347,000
Operating expenses:
Product development	562,000	127,000
Sales and marketing	927,000	1,040,000
General and administrative	663,000	840,000
Total operating expenses	2,152,000	2,007,000

Loss from operations	(630,000)	(660,000)
Interest expense, net	42,000	25,000

Loss before income taxes	(672,000)	(685,000)
Income tax expense	7,000	12,000
Net loss	(679,000)	(697,000)
Preferred dividend	125,000	125,000
Net loss allocable to common stockholders	$(804,000)	$(822,000)

Basic and diluted loss per share allocable to common stockholders	$(0.22)	$(0.23)

Weighted average shares outstanding used in computing basic and diluted loss per common share	3,594,000	3,587,000

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2017	2016

Net loss	$(679,000)	$(697,000)

Other comprehensive loss:
Foreign currency translation adjustment	(11,000)	(105,000)

Comprehensive loss	$(690,000)	$(802,000)

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Series A convertible preferred stock at par value	Series B convertible preferred stock at par value	Common stock	Additional paid-in- capital	Accumulated other compre- hensive loss	Accumulated deficit	Treasury stock	Total stockholders' deficit
Balances at December 31, 2016	$8,000	$8,000	$36,000	$32,075,000	$(692,000)	$(35,437,000)	$(208,000)	$(4,210,000)
Net loss	—	—	—	—	—	(679,000)	—	(679,000)

Series A and B preferred dividends	—	—	—	(125,000)	—	—	—	(125,000)

Stock-based compensation	—	—	—	30,000	—	—	—	30,000

Other comprehensive loss	—	—	—	—	(11,000)	—	—	(11,000)

Balances at March 31, 2017	$8,000	$8,000	$36,000	$31,980,000	$(703,000)	$(36,116,000)	$(208,000)	$(4,995,000)

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(679,000)	$(697,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	714,000	589,000
Amortization of deferred financing costs	12,000	6,000
Stock-based compensation	30,000	31,000
Deferred income tax	-	8,000
Changes in operating assets and liabilities:
Receivables	606,000	372,000
Prepaid expenses and other	(102,000)	(174,000)
Accounts payable and accrued expenses	91,000	245,000
Deferred revenues	561,000	508,000
Other assets	(11,000)	(37,000)
Net cash provided by operating activities	1,222,000	851,000
Cash flows from investing activities:
Purchases of property and equipment	-	(15,000)
Capitalized software development costs	(608,000)	(832,000)
Net cash used in investing activities	(608,000)	(847,000)

Cash flows from financing activities:
Dividend payments on preferred stock	(250,000)	(110,000)
Payment on line of credit from Silicon Valley Bank	(2,100,000)	(48,000)
Proceeds on line of credit from Silicon Valley Bank	2,053,000	-
Deferred financing costs	-	(13,000)
Net cash used in financing activities	(297,000)	(171,000)
Effect of exchange rate changes on cash	(12,000)	(11,000)
Net increase (decrease) increase in cash, cash equivalents and restricted cash	305,000	(178,000)
Cash, cash equivalents and restricted cash, beginning of period	730,000	1,790,000
Cash, cash equivalents and restricted cash, end of period	$1,035,000	$1,612,000
Supplemental disclosure of non-cash investing and financing activities:
Accrued dividends	$125,000	$110,000

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The consolidated financial statements at March 31, 2017 and for the three month periods ended March 31, 2017 and 2016 of Astea International Inc. and subsidiaries ("Astea" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company's latest annual report (Form 10-K) and our Form 10-Q's for the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016. The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2017.

Cash, cash equivalents and restricted cash

In November 2016, the Financial Accounting Standards Board issued guidance to reduce diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The guidance requires that amounts generally described as restricted cash and restricted cash equivalents be included in with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The Company early adopted this guidance as of January 1, 2017, on a retrospective basis, and all periods are presented under this guidance. The adoption of this new guidance resulted in the inclusion of $70,000 and $79,000, respectively in March 31,2017 and March 31, 2016 in restricted cash in the cash and cash equivalents balance in its consolidated statement of cash flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown on the consolidated cash flows:

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$965,000	$661,000
Restricted cash	70,000	69,000
Total cash, cash equivalents, and restricted cash reported on the consolidated cash flows	$1,035,000	$730,000

Amounts included in restricted cash represent funds required to be set aside by a contractual agreement with the   building leasing companies in Europe. The restrictions will lapse when the building lease expires.

Operating Matters and Liquidity

The Company has a history of net losses and an accumulated deficit of $36,116,000 as of March 31, 2017.  In the first quarter of 2017, the Company generated a net loss of $679,000 compared to a net loss of $697,000 generated in the first quarter of 2016.  Further, at March 31, 2017, the Company had a working capital ratio of 0.49:1, with cash and cash equivalents of $965,000 compared to December 31, 2016 when the Company had cash and cash equivalents of $661,000.  The increase in cash and cash equivalents for the first three months of 2017 was primarily driven by increases in cash provided by operations and a decrease in capitalized software development costs, partially offset by an increase in cash outlays for the Company's line of credit and preferred stock dividends. The increase in cash provided by operating activities was primarily due to increased noncash expenses in the first quarter as well as improved collections of accounts receivable and an increase in deferred revenues.

As of March 31, 2017 the Company owed $1,880,000 against the line of credit from Silicon Valley Bank ("SVB").   The availability under the SVB line of credit is tied to a borrowing base formula that is based on 80% of the Company's eligible domestic accounts receivable. As of March 31, 2017, the availability under the line of credit was $120,000.  In April 2017, the Company extended its Revolving Loan Agreement and associated Revolving Promissory Note with its Chief Executive Officer/Director.  The loan provides an unsecured $1,000,000 revolving line of credit to the Company.    The proceeds of the borrowings, if needed, will be used by the Company for operating activities. When the revolving line of credit is close to expiration, the Company will evaluate its cash needs and if necessary, extend the line of credit expiration at that time. The Company has projected revenues that management believes will provide sufficient funds along with available borrowings under its lines of credit to sustain its continuing operations through at least June 30, 2018. In addition, the SVB line of credit expires in April 2018. Management is in the process of and is confident that it will be able to extend the SVB line of credit through June 2020.  If the Company were unable to extend the SVB line of credit, it would need to obtain alternative sources of financing prior to the April 2018 expiration of the SVB line of credit, or institute additional cost cutting strategies, including headcount reduction and repurposing additional development staff to billable engagements to increase professional services revenue.

The Company was in compliance with the financial covenants for the line of credit with SVB as of March 31, 2017.   In the event the Company does not meet its financial covenants in the future, SVB does not extend a waiver or forbearance agreement, and the Company does not believe that it has adequate liquidity to operate, the Company will implement additional cost adjustments, if necessary, that would reduce its expenditures to the appropriate level that matches its operating cash flows.

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

Management's current operating plan reflects a reduction in operating expenses in order to be aligned with expected revenues.  The primary area of cost reduction, which occurred at the end of the first quarter of 2017, was to reduce company headcount by eliminating non-revenue generating personnel throughout the Company.  The Company remains focused on maximizing revenue from its revenue generating resources, including repurposing certain personnel to become revenue generators to help the Company improve its liquidity.  The Company has a substantial professional services backlog that resulted from the acquisition of new customers in the second half of 2016 as well as upgrade projects for existing customers as they move to the latest version of Alliance.  Management also initiated cost containment programs in other areas including the elimination or reduction of non-essential marketing activities, space reduction in areas in which the Company has excess office capacity, focusing marketing activities only on those programs that directly drive new business and eliminating contractors who are not essential to growth.  In addition, we do not expect to spend a significant amount on capital expenditures.  Overall, we have already implemented steps to reduce total operating expenses without impairing our ability to grow the business by obtaining new customers and increasing sales to existing customers.  We expect our revenues and cost reductions to generate sufficient cash from operations. As noted above, if the Company's actual results fall short of expectations, the Company will make further cost adjustments to improve the Company's operating cash flows.

Our operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on our significant and existing customer base, closing license and subscription sales in a timely manner, lack of a history of consistently generating net income and uncertainty of future profitability, and possible fluctuations in financial results. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations, and potential other funding sources for our current lines of credit, including cash on hand, to meet our obligations as they become due.

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

In November 2015, the FASB issued guidance that simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet. The Company prospectively adopted this guidance effective January 1, 2017 and the adoption did not have an impact on the Company's consolidated financial statements. The December 31, 2016 consolidated balance sheet was not adjusted for the adoption of this guidance.

In March 2016, the FASB issued guidance simplifying the accounting for and financial statement disclosure of stock-based compensation awards, consisting of changes in the accounting for excess tax benefits and tax deficiencies, and changes in the accounting for forfeitures associated with share-based awards, among other things. The Company adopted this guidance as of January 1, 2017. The Company elected not to change its accounting policy with respect to the estimation of forfeitures.  The adoption of the remaining amendments did not impact the Company's consolidated financial statements.

3.  CONCENTRATION OF CREDIT RISK

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

4.   LINE OF CREDIT FROM SILICON VALLEY BANK

The Loan Agreement with Silicon Valley Bank ("SVB") as amended on January 14, 2016, established a revolving credit facility for the Company in the principal amount of up to $2,000,000 (the "Revolving Facility").  Availability under the Revolving Facility is tied to a borrowing base formula that is based on 80% of the Company's eligible domestic accounts receivable.  Advances under the Revolving Facility (the "Advances") may be repaid and reborrowed in accordance with the Loan Agreement.  Pursuant to the Loan Agreement, the Company agreed to pay to SVB the outstanding principal amount of all Advances, the unpaid interest thereon, and all other obligations incurred with respect to the Loan Agreement in April 2018. The Company is in the process of extending the line of credit until June 2020. Interest, which is payable monthly, accrues on the unpaid principal balance of the Advances at a floating per annum rate equal to the greater of: (i) 2.25% above the prime rate (which may be reduced to 2.00% above the prime rate for every month in which the Company maintains an "adjusted quick ratio" of at least 1.50:1) or (ii) 5.25%; provided, that the minimum interest amount due per month shall not be less than $2,000.

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

As of March 31, 2017 and December 31, 2016, the Company owed $1,880,000 and $1,927,000, respectively, against the Revolving Facility.  The Company incurred $42,000 and $26,000 of interest expense to SVB for the three months ended March 31, 2017 and 2016, respectively.  As of March 31, 2017, the availability under the line of credit was $120,000. The Company was in compliance with the covenants of the Loan Agreement as of March 31, 2017.

5. INCOME TAXES

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

The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the first three months of 2017 and 2016, there was no interest or penalties related to uncertain tax positions.

At March 31, 2017, the Company maintained a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of the deferred tax assets due to the uncertainty of future taxable income.

6.  EQUITY PLANS

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

As of March 31, 2017, the total unrecognized compensation cost related to non-vested options amounted to $219,000, which is expected to be recognized over the options' average remaining vesting period of 2.80 years.

  Activity under the Company's stock option plans for the three months ended March 31, 2017 is as follows:

	OPTIONS OUTSTANDING
	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2016	710,000	$2.73
Granted	125,000	1.81
Forfeited	(94,000)	3.23
Balance, March 31, 2017	741,000	$2.51

The following table summarizes outstanding options under the Company's stock option plans as of March 31, 2017:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	741,000	$2.51	6.19	$165,000

Ending Vested and Exercisable	457,000	$2.94	4.45	$51,000

Options Vested and Expected to Vest	645,000	$2.62	5.73	$126,000

Convertible Preferred Stock

Series A

On September 24, 2008, the Company issued 826,000 shares of Series-A Convertible Preferred Stock ("Series A Preferred Stock") to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, and if, declared by the Company's Board of Directors, quarterly in arrears. The Company accrued $75,000 in Series-A preferred stock dividends for the three months ended March 31, 2017 and 2016.

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

The Series B Preferred Stock may be converted into shares of common stock on a one-to-one ratio, subject to customary anti-dilution provisions.  The Series B Preferred Stock will pay a quarterly dividend, which will accrue at an annual rate of 10%.  The Company's Chief Executive Officer may convert 100% of his shares of the Series B Preferred Stock into shares of common stock. Each and every outstanding share of Series B Preferred Stock is subject to mandatory and automatic conversion into shares of common stock if the closing price of the common stock as reported by the principal exchange or quotation system on which such common stock is traded or reported exceeds 300% of the then current conversion price for 30 consecutive trading days.  The Company may redeem all of the outstanding shares of the Series B Preferred Stock issued at a price per share equal to 300% of the purchase price.  The Series B Preferred Stock ranks senior to the common stock and on parity with the Company's Series A Convertible Preferred Stock.  In the event of a liquidation of the Company, the holder of the Series B and Series A Preferred Stock shall be entitled to receive in preference to the holders of the common stock, the original amount invested in the preferred stock plus any unpaid and accrued dividends.  Preferred stock dividends on the Series B are declared quarterly by the Board of Directors.  At March 31, 2017, there were accrued dividends of $50,000.

The Company reports the Series B Preferred Stock on the Company's consolidated balance sheet within stockholders' deficit.

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

The Company had net loss allocable to common stockholders for the three months ended March 31, 2017 and 2016.  Loss per share is computed as follows:

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net loss allocable to common shareholders	$(804,000)	$(822,000)
Denominator:
Weighted average shares used to compute net loss allocable to common shareholders per common share basic and dilutive	3,594,000	3,587,000
Basic and dilutive net loss per share to common shareholder	$(0.22)	$(0.23)

All options outstanding to purchase shares of common stock and shares of common stock issued on the conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation for the three months ended March 31, 2017 and 2016, as the inclusion of these options would have been antidilutive.

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

	For the Three Months Ended
	March 31,
	2017	2016
Revenues
Software license fees
United States	$111,000	$484,000
Total United States software license fees	111,000	484,000
Europe	-	354,000
Asia/Pacific	132,000	6,000
Total foreign software license fees	132,000	360,000
Total software license fees	243,000	844,000
Subscriptions
United States	486,000	180,000
Total United States subscriptions	486,000	180,000
Europe	113,000	266,000
Asia/Pacific	168,000	56,000
Total foreign subscriptions	281,000	322,000
Total subscriptions	767,000	502,000
Services and maintenance
United States	2,822,000	2,485,000
Total United States services and maintenance revenue	2,822,000	2,485,000
Europe	1,070,000	718,000
Asia/Pacific	1,099,000	799,000
Total foreign services and maintenance revenue	2,168,000	1,517,000
Total services and maintenance revenue	4,991,000	4,002,000
Total revenue	$6,001,000	$5,348,000
Net (loss) income
United States	$(702,000)	$(697,000)
Europe	47,000	45,000
Asia/Pacific	(24,000)	(45,000)
Net income (loss)	$(679,000)	$(697,000)

9. SUBSEQUENT EVENT

In April 2017, the Company extended its Revolving Loan Agreement and associated Revolving Promissory Note with its Chief Executive Officer/Director.  This loan agreement provides an unsecured $1,000,000 revolving line of credit to the Company.  Amounts outstanding under the line of credit will bear interest at a rate of 7% per annum, payable monthly.  The maturity date of the line of credit is May 1, 2018. The Company may pay all amounts outstanding and terminate the agreement prior to that time with no penalties.  The loan agreement contains customary covenants, default provisions and other provisions.  The loan agreement was negotiated at arms-length and approved by the Audit Committee of the Company's Board of Directors, and borrowings under the Line of Credit will be subject to the Audit Committee's approval.  The proceeds of the borrowings, if needed, will be used by the Company for working capital and other general corporate purposes. When the revolving line of credit is close to expiration, the Company will evaluate its cash needs and if necessary, extend the line of credit expiration at that time.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This document contains various forward-looking statements and information that are based on management's beliefs, assumptions made by management and information currently available to management.  Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected.   Certain of these, as well as other risks and uncertainties are described in more detail herein and in Astea International Inc.'s ("Astea or the Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Critical Accounting Policies and Estimates

The Company's significant accounting policies are described in its "Summary of Accounting Policies," Note 2, in the Company's 2016 Annual Report on Form 10-K.  The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

For the three months ended March 31, 2017 and 2016, the Company recognized $6,001,000 and $5,348,000, respectively, of revenue related to software license fees, subscription revenue, and services and maintenance.

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

Capitalized software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company's estimated life for its capitalized software products is two years based on current sales trends and the rate of product release.  The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the net realizable value of each product, which includes the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company's responsibility set forth at the time of sale. As of March 31, 2017, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

Currency Translation

The international subsidiaries and foreign branch operations translate their assets and liabilities from international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as a component of other comprehensive loss in the accompanying consolidated statements of changes in stockholders' deficit.  Foreign exchange transaction gains and losses are included in general and administrative expenses in the consolidated statements of operations. General and administrative expenses include an exchange transaction loss of $16,000 for the three months ended March 31, 2017 and a $51,000 gain for the three months ended March 31, 2016.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

Revenues

Total revenues increased by $653,000 or 12%, to $6,001,000 for the three months ended March 31, 2017 from $5,348,000 for the three months ended March 31, 2016.  Software license fee revenues decreased $601,000, or 71%, from the same quarter in 2016.  Subscription revenues increased $265,000 or 53% to $767,000 from the same period last year. Services and maintenance revenue for the three months ended March 31, 2017 increased $968,000 or 24% from the same quarter in 2016.

Software license fee revenues decreased 71% to $243,000 in the first quarter of 2017 from $844,000 in the first quarter of 2016.  Astea Alliance license revenues decreased $546,000 or 69%, to $243,000 in the first quarter of 2017 from $789,000 in the first quarter of 2016. The decrease was primarily due to lower perpetual license sales in the U.S. and EMEA.  Several opportunities that were targeted to be completed by the end of the first quarter of 2017 were delayed.

Subscription revenue increased 53% to $767,000 in the first quarter of 2017 from $502,000 in the first quarter of 2016.  The increase resulted from a number of hosted customers who went live in late 2016 and the first quarter of 2017.  The Company continues to add new hosting customers.  Even though the Company signed new Software as a Service (SaaS) customers in the first quarter of 2017, the associated hosting revenue may not be recognized until the new customers go-live.

Services and maintenance revenues increased by 25% to $4,991,000 in the first quarter of 2017 compared to $4,002,000 in the first quarter of 2016.  Astea Alliance service and maintenance revenues increased by $1,054,000 or 31% compared to the first quarter of 2016.  The increase was mainly attributable to an increase in services in all regions of the Company. One UK hosting customer went live in the first quarter of 2017 and the U.S. and APAC regions had several customers which went live in the last quarter of 2016, which also added to the quarterly increase.  Once a hosted customer goes live, we start to recognize deferred implementation fees over the remaining life of the contract.  In addition, increases in services revenue and a slight increase in maintenance revenue from license sales that closed in the last quarter of 2016 also contributed to the increase. Service and maintenance revenues generated by FieldCentrix decreased by $65,000 or 11% to $518,000 in the first quarter of 2017 compared to $583,000 during the same period in 2016.  The decrease is due to a reduction in upgrade projects, customers transitioning to Alliance and the loss of some customers compared to the first quarter in 2016.

Costs of Revenues

Cost of software license fees increased 23% to $717,000 in the first quarter of 2017 from $583,000 in the first quarter of 2016.  Included in the cost of software license fees are the costs of capitalized software amortization and the cost of all third party software embedded in the Company's software licenses which are sold to customers.  Amortization of capitalized software development costs was $706,000 for the quarter ended March 31, 2017 compared to $565,000 for the same quarter in 2016. This increase primarily resulted from the release of Version 14 at the end of the third quarter of 2016 which generated additional amortization, partially offset by the completion of amortization on Version 11.5 in the first quarter of 2016. The gross margin percentage on software license sales was (195%) in the first quarter of 2017 compared to 31% in the first quarter of 2016.  The decline in the license margin resulted primarily from the decrease in software license fees and the increase in the amortization of capitalized software development costs.

Cost of subscriptions decreased 8% to $208,000 in the first quarter of 2017 from $227,000 in the first quarter of 2016. The decrease in cost of subscriptions is mainly attributed to reduced hosting fees from a customer who cancelled their agreement in the fourth quarter of 2016, offset by an increase in costs from adding new customers.  The gross margin percentage was 73% in the first quarter of 2017 compared to 55% in the first quarter of 2016. The improvement is due to the increase in subscription revenue resulting from customers going live and a decrease in subscription costs due to a customer that terminated their agreement in the fourth quarter of 2016.

Cost of services and maintenance increased 11% to $3,554,000 in the first quarter of 2017 from $3,191,000 in the first quarter of 2016. The increase in cost of service and maintenance is mainly attributed to increased headcount and travel expenses in all regions.  The gross margin percentage was 28% in the first quarter of 2017 compared to 20% in the first quarter of 2016.  The improvement in services and maintenance gross margin was primarily due to the increase in service and maintenance revenue offset by an increase in service and maintenance costs.

Gross Profit

Gross profit increased 13% to $1,522,000 in the first quarter of 2017 from $1,347,000 in the first quarter of 2016.As a percentage of revenue, gross profit remained 25% in both first quarters of 2017 and 2016.

Operating Expenses

Product Development

Product development expenses increased 342% to $562,000 in the first quarter of 2017 from $127,000 in the first quarter of 2016.  Fluctuations in product development expense from period to period result from the amount of product development expense that is capitalized.  Development costs of $608,000 were capitalized in the first quarter of 2017 compared to $832,000 during the same period in 2016.  Gross product development expense was $1,170,000 in the quarter ended March 31, 2017 which is 22% higher than $959,000 during the same quarter in 2016. The increase was primarily due to termination costs and currency losses from Israel.  Most of the Company's development occurs in Israel. Product development expense as a percentage of revenues increased to 9% for the quarter ended March 31, 2017 compared to 2% for the quarter ended March 31, 2016.

Sales and Marketing

Sales and marketing expense decreased 11% to $927,000 in the first quarter of 2017 from $1,040,000 in the first quarter of 2016.  The decrease in sales and marketing expense is attributable to the decreased headcount in sales and lower commissions compared to the same period in 2016. Marketing costs were flat in the first quarter of 2017 compared to the same period in 2016.  The Company continues to focus on expanding its market presence in all regions by expanding awareness of the Company's products, including SaaS services.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expense was 16% in the quarter ended March 31, 2017 compared to 19% in the same period of 2016.  This reduction is due to both the overall increase in revenues and reduction in marketing expenses.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company's finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company's status as a public company. General and administrative expenses decreased 21% to $663,000 during the first quarter of 2017 from $840,000 in the first quarter of 2016.  The decrease is primarily due to third party professional fees and less travel compared to the same period in 2016.  As a percentage of revenue, general and administrative expenses was 11% for the quarter ended March 31,2017 compared to 16% in the first quarter of 2016.

Net Interest Expense

Net interest expense was $42,000 in the first quarter of 2017 compared to $25,000 in the first quarter of 2016.  The Company incurred interest expense resulting from borrowing against its line of credit with SVB Bank. The increase is due to additional borrowing on the line of credit in the first quarter of 2017 compared to the first quarter of 2016 as well as an increase in the interest rate charged by SVB to the Company.

Income Tax Expense

The Company reported a provision for income tax of $7,000 for first quarter of 2017 compared to $12,000 for the first quarter of 2016.  The tax expense is due to a tax provision recognized in Israel.

International Operations

The Company's international operations contributed revenues of $2,577,000 in the first quarter of 2017 compared to $2,199,000 during the first quarter of 2016, an increase of 17%.  The Company's revenues from international operations amounted to 43% of the total Company revenue for the first quarter in 2017, compared to 41% of total revenues for the same quarter in 2016.  The increase in international revenues compared to the same period in 2016 is primarily due to an increase in revenues from the Asia Pacific region from new customers, partially offset by a decrease in revenue from Europe due to no license sales in the first quarter of 2017.

Liquidity and Capital Resources

    Operating Activities

The Company generated $1,222,000 of cash from operating activities in the first three months of 2017 compared to $851,000 for the first three months of 2016.  The increase in operating cash flows of $371,000 was due to an increase in non-cash expenses of $122,000, cash provided by accounts receivable of $234,000, an increase in cash provided by prepaid expenses of $72,000, an increase in cash provided by deferred revenues of $53,000, an increase in cash provided by other assets of $26,000 and a decrease in net loss of $18,000, partially offset by an increase in cash used in accounts payable and accrued expenses of $154,000.

    Investing Activities

The Company used $608,000 for investing activities in the first three months of 2017 compared to $847,000 used in the first three months of 2016. The decrease in cash used in investing activities of $239,000 is attributable to a decrease of $224,000 in cash used for capitalized software development costs and a decrease in cash used for capital expenditures of $15,000.

    Financing Activities

The Company used $296,000 of cash in financing activities in the first three months of 2017 compared to using $171,000 of cash in financing activities in the first three months of 2016.  Payments of preferred stock dividends were $250,000 for the first three months of 2017 compared to $110,000 in the first three months of 2016.  The Company paid deferred financing costs of $13,000 in the first quarter of 2016.

The effect of exchange rates on cash related to the U.S. dollar exchange rates for most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, which resulted in a decrease of cash of $12,000 in 2017 compared to a decrease of $11,000 in 2016.

At March 31, 2017, the Company had a working capital ratio of approximately 0.49:1 compared to 0.53:1 at December 31, 2016. The Company had $965,000 in cash and cash equivalents at March 31, 2017, compared to $661,000 at December 31, 2016.

At March 31, 2017, the Company owed $1,880,000 against the line of credit from Silicon Valley Bank ("SVB").   The availability under the SVB line of credit is tied to a borrowing base formula that is based on 80% of the Company's eligible domestic accounts receivable. As of March 31, 2017, the availability under the line of credit was $120,000.  In April 2017, the Company extended its Revolving Loan Agreement and associated Revolving Promissory Note with its Chief Executive Officer/Director.  The loan provides an unsecured $1,000,000 revolving line of credit to the Company.    The proceeds of the borrowings, if needed, will be used by the Company for operations. The Company has projected revenues that management believes will provide sufficient funds along with available borrowings under its lines of credit to sustain its continuing operations through at least June 30, 2018. In addition, the SVB line of credit expires in April 2018. If the Company were unable to extend the SVB line of credit, it would need to obtain alternative sources of financing prior to the April 2018 expiration of the SVB line of credit, or institute additional cost cutting strategies, including headcount reduction and repurposing additional development staff to billable engagements to increase professional services revenue.

The Company was in compliance with the financial covenants for the line of credit with SVB as of March 31, 2017.   In the event the Company does not meet its financial covenants in the future, SVB does not extend a waiver or forbearance agreement, and the Company does not believe that it has adequate liquidity to operate, the Company will implement additional cost adjustments, if necessary, that would reduce its expenditures to the appropriate level that matches its operating cash flows.

Our primary cash requirements are to fund operations which mainly include personnel-related costs, marketing costs, third party costs related to hosting and software, general and administrative costs associated with being a public company, travel costs, and quarterly preferred stock dividends.  The Company expects to continue to incur operating expenses for research and development and investment in software development costs to achieve its projected revenue growth.  We continually evaluate our operating cash flows which can vary subject to the actual timing of expected new sales compared to our expectations of those sales and are sensitive to many factors, including changes in working capital and our results of operations.  However, projections of future cash need and cash flows are subject to risks and uncertainty.

Management's current operating plan includes a significant reduction in operating expenses in order to be aligned with expected revenues.  The primary area of cost reduction is to reduce company headcount during 2017 by eliminating non-revenue generating personnel throughout the Company.  The Company remains focused on maximizing revenue from its revenue generating resources, even repurposing certain personnel to become billable so the Company can generate sufficient operating cash.  The Company has a substantial professional services backlog that resulted from the new customers added in the second half of 2016 as well as upgrade projects for our existing customers as they move to the latest version of Alliance.  Management has also initiated cost containment programs in other areas including the elimination or reduction of non-essential marketing activities, space reduction in areas in which the Company has excess office capacity, focusing marketing activities only on those programs that directly drive new business and eliminating contractors who are not essential to growth.  In addition, we do not expect to spend a significant amount on capital expenditures other than to replace our existing laptops and servers as they become obsolete.  Overall, we have already implemented steps to reduce total operating expenses without impairing our ability to grow the business by obtaining new customers and additional sales to existing customers.  We expect our revenues and cost reductions to generate sufficient cash from operations. As noted above, if our actual results fall short of expectations, we will make further cost adjustments, if necessary, to improve our operating cash flows.

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

Interest Rate Risk.  At March 31, 2017, the Company's debt consists of a line of credit with SVB.  At March 31, 2017, the outstanding balance owed on our line of credit under the revolving credit facility with SVB was $1,880,000.  Our credit facility with SVB has a variable interest rate, which exposes us to interest rate risk.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency.  For the three months ended March 31, 2017, approximately 43% of the Company's overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company's non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

In addition to the risk factors set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect the Company's business, financial condition or future results. The risks described in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

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

ASTEA INTERNATIONAL INC.

Date: May 11, 2017	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2017	/s/Rick Etskovitz
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