Form 10-Q
period 2017-06-30
ASTEA INTERNATIONAL INC
filed 2017-08-14
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017
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
Yes           No   X

As of August 8, 2017, 3,594,549 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2017 (Unaudited)	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,277,000	$661,000
Accounts receivables, net of reserves allowance of $66,000 (unaudited) and $66,000, respectively	5,356,000	5,596,000
Prepaid expenses and other current assets	298,000	304,000
Total current assets	6,931,000	6,561,000

Property and equipment, net	114,000	131,000
Capitalized software development costs, net	3,995,000	4,021,000
Restricted cash	73,000	69,000
Other long-term assets	162,000	152,000

Total assets	$11,275,000	$10,934,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Borrowings under line of credit from CEO/Director	$450,000	$-
Borrowings under line of credit from Silicon Valley Bank	1,555,000	-
Accounts payable and accrued expenses	3,196,000	2,904,000
Deferred revenues	10,353,000	9,556,000
Total current liabilities	15,554,000	12,460,000

Long-term liabilities:
Borrowings under line of credit from Silicon Valley Bank	-	1,927,000
Long-term accrued expenses	458,000	332,000
Deferred tax liability	41,000	41,000
Deferred revenues, net of current portion	690,000	384,000
Total long-term liabilities	1,189,000	2,684,000

Commitments and contingencies

Stockholders' deficit:
Convertible preferred stock, $.01 par value, shares authorized 5,000,000: Series A issued and outstanding 826,000 shares	8,000	8,000
Series B issued and outstanding 797,000 shares	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,636,000 shares; shares outstanding 3,594,000	36,000	36,000
Additional paid-in-capital	31,888,000	32,075,000
Accumulated deficit	(36,343,000)	(35,437,000)
Accumulated other comprehensive loss	(857,000)	(692,000)
Treasury stock at cost, 42,000 common shares	(208,000)	(208,000)
Total stockholders' deficit	(5,468,000)	(4,210,000)
Total liabilities and stockholders' deficit	$11,275,000	$10,934,000
See accompanying notes to the unaudited consolidated financial statements.

 ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Revenues:
Software license fees	$402,000	$248,000	$645,000	$1,092,000
Subscriptions	504,000	1,066,000	1,271,000	1,568,000
Services and maintenance	5,050,000	4,372,000	10,041,000	8,374,000
Total revenues	5,956,000	5,686,000	11,957,000	11,034,000
Costs of revenues:
Cost of software license fees	573,000	585,000	1,290,000	1,168,000
Cost of subscriptions	225,000	242,000	433,000	469,000
Cost of services and maintenance	3,599,000	3,712,000	7,153,000	6,903,000
Total cost of revenues	4,397,000	4,539,000	8,876,000	8,540,000
Gross profit	1,559,000	1,147,000	3,081,000	2,494,000
Operating Expenses:
Product development	235,000	267,000	797,000	394,000
Sales and marketing	807,000	1,178,000	1,734,000	2,218,000
General and administrative	705,000	717,000	1,368,000	1,557,000
Total operating expenses	1,747,000	2,162,000	3,899,000	4,169,000
Loss from operations	(188,000)	(1,015,000)	(818,000)	(1,675,000)
Interest expense, net	32,000	21,000	74,000	46,000
Loss before income taxes	(220,000)	(1,036,000)	(892,000)	(1,721,000)
Income tax expense	7,000	12,000	14,000	24,000
Net loss	(227,000)	(1,048,000)	(906,000)	(1,745,000)
Preferred dividend	125,000	125,000	250,000	250,000
Net loss available to common stockholders	$(352,000)	$(1,173,000)	$(1,156,000)	$(1,995,000)

Basic and diluted loss per share available to common stockholders	$(0.10)	$(0.33)	$(0.32)	$(0.56)

Weighted average shares outstanding used in computing basic and diluted loss per common share	3,594,000	3,587,000	3,594,000	3,587,000

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(227,000)	$(1,048,000)	$(906,000)	$(1,745,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	(154,000)	266,000	(165,000)	161,000

Comprehensive loss	$(381,000)	$(782,000)	$(1,071,000)	$(1,584,000)

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Series A convertible preferred stock at par value	Series B convertible preferred stock at par value	Common stock	Additional paid-in- capital	Accumulated other compre- hensive loss	Accumulated deficit	Treasury stock	Total stockholders' deficit
Balances at December 31, 2016	$8,000	$8,000	$36,000	$32,075,000	$(692,000)	$(35,437,000)	$(208,000)	$(4,210,000)
Net loss	—	—	—	—	—	(906,000)	—	(906,000)

Series A and B preferred dividends	—	—	—	(250,000)	—	—	—	(250,000)

Stock-based compensation	—	—	—	63,000	—	—	—	63,000

Other comprehensive income	—	—	—	—	(165,000)	—	—	(165,000)

Balances at June 30, 2017	$8,000	$8,000	$36,000	$31,888,000	$(857,000)	$(36,343,000)	$(208,000)	$(5,468,000)

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(906,000)	$(1,745,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,288,000	1,177,000
Amortization of deferred financing costs	23,000	12,000
Stock-based compensation	63,000	66,000
Deferred income tax	-	12,000
Changes in operating assets and liabilities:
Receivables	194,000	1,137,000
Prepaid expenses and other	(23,000)	(85,000)
Other assets	(10,000)	(45,000)
Accounts payable and accrued expenses	366,000	70,000
Deferred revenues	1,057,000	763,000
Net cash provided by operating activities	2,052,000	1,362,000
Cash flows from investing activities:
Purchases of property and equipment	-	(32,000)
Capitalized software development costs	(1,246,000)	(1,592,000)
Net cash used in investing activities	(1,246,000)	(1,624,000)

Cash flows from financing activities:
Dividend payments on preferred stock	(250,000)	(220,000)
Proceeds on line of credit CEO/Director	450,000	-
Payment on line of credit from Silicon Valley Bank	(5,434,000)	(48,000)
Proceeds on line of credit from Silicon Valley Bank	5,062,000	200,000
Net cash (used in) provided by financing activities	(172,000)	(68,000)
Effect of exchange rate changes on cash	(14,000)	20,000
Net increase (decrease) increase in cash, cash equivalents and restricted cash	620,000	(310,000)
Cash, cash equivalents and restricted cash, beginning of period	730,000	1,791,000
Cash, cash equivalents and restricted cash, end of period	$1,350,000	$1,481,000
Supplemental disclosure of cash flows information:
Cash paid for interest	$51,000	$34,000
Supplemental disclosure of non-cash flows information:
Accrued dividends	$250,000	$110,000

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The consolidated financial statements at June 30, 2017 and for the three and six month periods ended June 30, 2017 and 2016 of Astea International Inc. and subsidiaries ("Astea" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company's latest annual report (Form 10-K) and our Form 10-Q's for the quarters ended March 31, 2016, June 30, 2016, September 30, 2016 and March 31, 2017. The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2017.

Cash, cash equivalents and restricted cash

In November 2016, the Financial Accounting Standards Board issued guidance to reduce diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The guidance requires that amounts generally described as restricted cash and restricted cash equivalents be included in with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The Company early adopted this guidance as of January 1, 2017, on a retrospective basis, and all periods are presented under this guidance. The adoption of this new guidance resulted in the inclusion of $73,000 and $69,000, respectively in June 30, 2017 and December 31, 2016 in restricted cash in the cash and cash equivalents balance in its consolidated statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown on the consolidated cash flows:

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$1,277,000	$661,000
Restricted cash	73,000	69,000
Total cash, cash equivalents, and restricted cash reported on the consolidated cash flows	$1,350,000	$730,000

Amounts included in restricted cash represent funds required to be set aside by a contractual agreement with the   building leasing companies in Europe. The restrictions will lapse when the building lease expires.

Operating Matters and Liquidity

The Company has a history of net losses and an accumulated deficit of $36,343,000 as of June 30, 2017.  In the first six months of 2017, the Company generated a net loss of $906,000 compared to a net loss of $1,745,000 generated in the first six months of 2016.  Further, at June 30, 2017, the Company had a working capital ratio of 0.45:1, with cash and cash equivalents of $1,277,000 compared to December 31, 2016 when the Company had cash and cash equivalents of $661,000.  The increase in cash and cash equivalents for the first six months of 2017 was primarily driven by increases in cash provided by operations offset by cash used for the Company's capitalized software development costs. The increase in cash provided by operating activities was primarily due to a decrease in the net loss as well as increased collections of accounts receivable and an increase in deferred revenues.

As of June 30, 2017 the Company owed $1,555,000 against the line of credit from Silicon Valley Bank ("SVB").   The availability under the SVB line of credit is tied to a borrowing base formula that is based on 80% of the Company's eligible domestic accounts receivable. As of June 30, 2017, the availability under the line of credit was $445,000.  In April 2017, the Company extended its Revolving Loan Agreement and associated Revolving Promissory Note with its Chief Executive Officer/Director.  The loan provides an unsecured $1,000,000 revolving line of credit to the Company.    The proceeds of the borrowings, if needed, will be used by the Company for operating activities. If an extension of the line of credit is appropriate and agreed to by the Chief Executive Officer/Director, we will then obtain the necessary approvals from Western Alliance Bank ("WAB") . The SVB line of credit was to expire in April 2018.  In August 2017, the Company obtained a new line of credit and term loan from WAB and repaid its outstanding borrowings with SVB. The term of the WAB line of credit and term loan extend through August 2019. The Company has projected revenues that management believes will provide sufficient funds along with available borrowings under its lines of credit to sustain its continuing operations through at least September 30, 2018.

The Company was in compliance with the financial covenants for the line of credit with SVB as of June 30, 2017.   In the event the Company does not meet its financial covenants in the future under the WAB financing and WAB does not extend a waiver or forbearance agreement, and the Company does not believe that it has adequate liquidity to operate, the Company will implement additional cost adjustments, as necessary, that will reduce its expenditures to the appropriate level that matches its operating cash flows.

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

Management's current operating plan reflects a reduction in operating expenses which occurred at the end of the first quarter of 2017 in order to align its expenditures with its expected revenues.  The primary area of cost reduction, which occurred at the end of the first quarter of 2017, was to reduce company headcount by eliminating non-revenue generating personnel throughout the Company.  The Company remains focused on maximizing revenue from its revenue generating resources, including repurposing certain personnel to become revenue generators to help the Company improve its liquidity.  The Company has a substantial professional services backlog that resulted from the acquisition of new customers in the second half of 2016 as well as upgrade projects for existing customers as they move to the latest version of Alliance.  Management also initiated cost containment programs in other areas including the elimination or reduction of non-essential marketing activities, space reduction in areas in which the Company has excess office capacity, focusing marketing activities only on those programs that directly drive new business and eliminating contractors who are not essential to growth.  In addition, we do not expect to spend a significant amount on capital expenditures.  Overall, we have already implemented steps to reduce total operating expenses without impairing our ability to grow the business by obtaining new customers and increasing sales to existing customers.  We expect our revenues and cost reductions to generate sufficient cash from operations. As noted above, if the Company's actual results fall short of expectations, the Company will make further cost adjustments to improve the Company's operating cash flows.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (FASB) issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. The standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, under the new guidance, expenses incurred, will be deferred as an asset and will be amortized over the period that services or goods are transferred to the customer. Hence, the new guidance will result in the Company recognizing deferred costs (asset) on our consolidated balance sheet. The new standard will be effective for the Company beginning January 1, 2018 at which point we plan to adopt the standard using the "modified retrospective method." Under that method, we will apply the rules to all contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous accounting standards.

We believe our notes to the consolidated financial statements related to revenue recognition will be expanded and are still assessing the quantitative impact to our consolidated financial statements. Also, we are in process of implementing changes to our accounting system, accounting policies, business processes, license contract management processes, systems and financial controls to support the new accounting and disclosure requirements. Once our evaluation is complete, we will disclose the quantitative impact of adopting the updated guidance.

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

4.   LINES OF CREDIT

Line of Credit Silicon Valley Bank

The Loan Agreement with Silicon Valley Bank ("SVB") as amended on January 14, 2016, established a revolving credit facility for the Company in the principal amount of up to $2,000,000 (the "Revolving Facility").  Availability under the Revolving Facility was tied to a borrowing base formula that is based on 80% of the Company's eligible domestic accounts receivable.  Advances under the Revolving Facility (the "Advances") could have been repaid and reborrowed in accordance with the Loan Agreement.  Pursuant to the Loan Agreement, the Company agreed to pay to SVB the outstanding principal amount of all Advances, the unpaid interest thereon, and all other obligations incurred with respect to the Loan Agreement in April 2018. The Company terminated the Loan Agreement in August 2017. Interest was payable monthly on the unpaid principal balance of the Advances at a floating per annum rate equal to the greater of: (i) 2.25% above the prime rate (which may be reduced to 2.00% above the prime rate for every month in which the Company maintains an "adjusted quick ratio" of at least 1.50:1) or (ii) 5.25%; provided, that the minimum interest amount due per month shall not be less than $2,000.

The Revolving Facility was secured by a first priority perfected security interest in substantially all of the assets of the Company, excluding the intellectual property of the Company.  The Loan Agreement contained a negative covenant prohibiting the Company from granting a security interest in their intellectual property to any party.

As of June 30, 2017 and December 31, 2016, the Company owed $1,555,000 and $1,927,000, respectively, under the Revolving Facility.  The Company incurred $72,000 and $46,000 of interest expense to SVB for the six months ended June 30, 2017 and 2016, respectively.  As of June 30, 2017, the availability under the line of credit was $445,000. The Company was in compliance with the covenants of the Loan Agreement as of June 30, 2017.  The Revolving Facility was repaid in August 2017 with the proceeds of a new financing agreement (See Note 9).

Line of Credit Chief Executive Officer/Director

In April 2017, the Company extended its Revolving Loan Agreement and associated Revolving Promissory Note with its Chief Executive Officer/Director.  This loan agreement provides an unsecured $1,000,000 revolving line of credit to the Company.  Amounts outstanding under the line of credit will bear interest at a rate of 7% per annum, payable monthly.  The maturity date of the line of credit is May 1, 2018. The Company may pay all amounts outstanding and terminate the agreement prior to that time with no penalties.  The loan agreement contains customary covenants, default provisions and other provisions.  The loan agreement was negotiated by the Audit Committee of the Company's Board of Directors, and borrowings under the Line of Credit will be subject to the Audit Committee's approval.  The proceeds of the borrowings, if needed, will be used by the Company for working capital and other general corporate purposes. If an extension of the line of credit is appropriate and agreed to by the Chief Executive Officer/Director, we will then obtain the necessary approvals from WAB.

As of June 30, 2017 the Company owed $450,000 against the line of credit with its Chief Executive Officer/Director. The Company incurred $2,000 of interest expense to its Chief Executive Officer/Director for the six months ended June 30, 2017. The Company was in compliance with the covenants of the loan agreement as of June 30, 2017.

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

At June 30, 2017, the Company maintained a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of the deferred tax assets due to the uncertainty of future taxable income.

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

Under the Company's stock option plans, options awards generally vest over a four-year period of continuous service and have a 10-year contractual term.

As of June 30, 2017, the total unrecognized compensation cost related to non-vested options amounted to $200,000, which is expected to be recognized over the options' average remaining vesting period of 2.64years.

Activity under the Company's stock option plans for the six months ended June 30, 2017 is as follows:

	OPTIONS OUTSTANDING
	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2016	710,000	$2.73
Granted	125,000	1.81
Forfeited	(99,000)	3.23
Balance, June 30, 2017	736,000	$2.51

The following table summarizes outstanding options under the Company's stock option plans as of June 30, 2017:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	736,000	$2.51	5.96	$189,000

Ending Vested and Exercisable	456,000	$2.93	4.24	$92,000

Options Vested and Expected to Vest	651,000	$2.60	5.56	$148,000

Convertible Preferred Stock

Series A

On September 24, 2008, the Company issued 826,000 shares of Series-A Convertible Preferred Stock ("Series A Preferred Stock") to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, and if, declared by the Company's Board of Directors, quarterly in arrears. At June 30, 2017, there were accrued dividends of $150,000.

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

The Series B Preferred Stock may be converted into shares of common stock on a one-to-one ratio, subject to customary anti-dilution provisions.  The Series B Preferred Stock will pay a quarterly dividend, which will accrue at an annual rate of 10%.  The Company's Chief Executive Officer may convert 100% of his shares of the Series B Preferred Stock into shares of common stock. Each and every outstanding share of Series B Preferred Stock is subject to mandatory and automatic conversion into shares of common stock if the closing price of the common stock as reported by the principal exchange or quotation system on which such common stock is traded or reported exceeds 300% of the then current conversion price for 30 consecutive trading days.  The Company may redeem all of the outstanding shares of the Series B Preferred Stock issued at a price per share equal to 300% of the purchase price.  The Series B Preferred Stock ranks senior to the common stock and on parity with the Company's Series A Convertible Preferred Stock.  In the event of a liquidation of the Company, the holder of the Series B and Series A Preferred Stock shall be entitled to receive in preference to the holders of the common stock, the original amount invested in the preferred stock plus any unpaid and accrued dividends.  Preferred stock dividends on the Series B are declared quarterly by the Board of Directors.  At June 30, 2017, there were accrued dividends of $100,000.

The Company reports the Series B Preferred Stock on the Company's consolidated balance sheet within stockholders' deficit.

7.  LOSS PER SHARE

Loss per share is computed on the basis of the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted loss per share, shares outstanding are adjusted to assume conversion of the Company's non-interest bearing convertible preferred stock and exercise of options as if they were dilutive.  In the calculation of basic loss per share, weighted average numbers of shares outstanding are used as the denominator.

The Company had a net loss allocable to common stockholders for the six months ended June 30, 2017 and 2016.  Loss per share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss available to common shareholders	$(352,000)	$(1,173,000)	$(1,156,000)	$(1,995,000)
Denominator:
Weighted average shares used to compute net loss available to common shareholders per common share basic and dilutive	3,594,000	3,587,000	3,594,000	3,587,000
Basic and dilutive net loss per share to common shareholder	$(0.10)	$(0.33)	$(0.32)	$(0.56)

All options outstanding to purchase shares of common stock and shares of common stock issued on the conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation for the three and six month periods ended June 30, 2017 and 2016, as the inclusion of these options and preferred stock would have been antidilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Software license fees
United States	$301,000	$96,000	$412,000	$581,000
Europe	47,000	147,000	47,000	500,000
Asia Pacific	54,000	5,000	186,000	11,000
Total foreign software license fees revenue	101,000	152,000	233,000	511,000
Total software license fees	402,000	248,000	645,000	1,092,000
Subscriptions
United States	268,000	675,000	754,000	856,000
Europe	165,000	317,000	333,000	582,000
Asia Pacific	71,000	74,000	184,000	130,000
Total foreign subscriptions	236,000	391,000	517,000	712,000
Total subscription revenue	504,000	1,066,000	1,271,000	1,568,000
Services and maintenance
United States	2,792,000	2,704,000	5,614,000	5,191,000
Europe	949,000	874,000	2,019,000	1,591,000
Asia Pacific	1,309,000	794,000	2,408,000	1,592,000
Total foreign services and
maintenance revenue	2,258,000	1,668,000	4,427,000	3,183,000
Total services and maintenance revenue	5,050,000	4,372,000	10,041,000	8,374,000

Total revenue	$5,956,000	$5,686,000	$11,957,000	$11,034,000

Net income (loss)
United States	$(244,000)	$(664,000)	$(945,000)	$(1,362,000)
Europe	136,000)	(302,000)	182,000	(257,000)
Asia Pacific	(119,000)	(82,000)	(143,000)	(126,000)

Net loss	$(227,000)	$(1,048,000)	$(906,000)	$(1,745,000)

9. SUBSEQUENT EVENT

On August 11, 2017, the Company entered in to a Business Financing Agreement (the "Financing Agreement") with Bridge Bank, a division of Western Alliance Bank, which includes a revolving line of credit and term loan. The agreement will mature in August 2019.

The Financing Agreement with Bridge Bank, established a revolving credit line for the Company in the principal amount of up to $2,400,000 (the "Revolving Credit Line") and a Term Loan of $400,000 (the "Term Loan").  Availability under the Revolving Credit Line is tied to a borrowing base formula that is based on 80% of the Company's eligible domestic accounts receivable.  Advances under the Revolving Credit Line (the "Advances") may be repaid and reborrowed in accordance with the Loan Agreement.  Pursuant to the Financing Agreement, the Company agreed to pay to Bridge Bank the outstanding principal amount of all Advances, the unpaid interest thereon, and all other obligations incurred with respect to the Loan Agreement in August 2019.  Interest will be accrued and paid monthly at the Wall Street Journal Prime Rate plus 1.5%.

The Term Loan provides $400,000 to the Company.  For the first six months of the Term Loan, the Company will pay interest only.  For the next 18 months, the Term Loan will be amortized into monthly payments of principal and interest.  The interest rate on the Term Loan will be the Wall Street Journal Prime Rate plus 1.75%.

At the closing of the Financing Agreement, the Company repaid all outstanding amounts owed to SVB under the Revolving Facility and terminated the Revolving Facility.

Subject to certain exceptions, the Financing Agreement contains covenants prohibiting the Company from, among other things: (a) conveying, selling, leasing, transferring or otherwise disposing of their properties or assets; (b) liquidating or dissolving; (c) engaging in any business other than the business currently engaged in or reasonably related thereto; (d) entering into any merger or consolidation, or acquiring all or substantially all of the capital stock or property of another entity; (e) becoming liable for any indebtedness; (f) allowing any lien or encumbrance on any of their property; and (g) paying any dividends (other than dividends on outstanding convertible preferred stock); and (i) making payment on subordinated debt.  Further, the Company must maintain minimum liquidity of $750,000, tested monthly, consisting of a combination of Unrestricted cash at Bridge Bank plus available U.S. accounts receivable.  In addition, actual operating performance for the trailing 6-month period must be at least 75% of Projected GAAP EBITDA, as tested quarterly.

The Financing Agreement is secured by a first priority perfected security interest in substantially all of the assets of the Company, excluding the intellectual property of the Company.  The Financing Agreement contains a negative covenant prohibiting the Company from granting a security interest in their intellectual property to any party.

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

For the six months ended June 30, 2017 and 2016, the Company recognized $11,957,000 and $11,034,000, respectively, of revenue related to software license fees, subscription revenue, and services and maintenance.

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

Capitalized software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company's estimated life for its capitalized software products is two years based on current sales trends and the rate of product release.  The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the net realizable value of each product, which includes the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company's responsibility set forth at the time of sale. As of June 30, 2017, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

Currency Translation

The international subsidiaries and foreign branch operations translate their assets and liabilities from international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as a component of other comprehensive loss in the accompanying consolidated statements of changes in stockholders' deficit.  Foreign exchange transaction gains and losses are included in general and administrative expenses in the consolidated statements of operations. General and administrative expenses include an exchange transaction loss of $19,000 for the six months ended June 30, 2017 and a $51,000 gain for the six months ended June 30, 2016.

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016

Revenues

Total revenues increased by $270,000 or 5%, to $5,956,000 for the three months ended June 30, 2017 from $5,686,000 for the three months ended June 30, 2016.  Software license fee revenues increased $154,000, or 62%, from the same quarter in 2016.  Subscription revenues decreased $562,000 or 53% to $504,000 from $1,066,000 from the same period last year. Services and maintenance revenue for the three months ended June 30, 2017 increased $678,000 or 16% from the same quarter in 2016.

Software license fee revenue increased 62% to $402,000 in the second quarter of 2017 from $248,000 in the second quarter of 2016. The increase was primarily due to sales of FieldCentrix licenses to existing customers. Expected sales of Astea Alliance licenses which had been expected to close in the second quarter of 2017, have slipped into the third quarter of 2017.

Subscription revenue decreased 53% to $504,000 in the second quarter of 2017 from $1,066,000 in the second quarter of 2016.  The primary reason for the decrease resulted from a hosted customer who went live in the second quarter of 2016 for which the annual hosting revenue had been deferred since 2014. This customer had an extended implementation period due to certain functionality requirements of the customer that lengthened the time necessary for this customer to go-live. Previously deferred hosting revenues were recognized as the service periods for those hosting services had lapsed. This implementation was more complex than most, as typical customers generally go live in 8 to 10 months. Included in subscription revenue for the second quarter of 2016 was $400,000 which was accumulated from periods prior to going live.  The Company continues to sell Software as a Service (SaaS) for which hosting revenue may not be recognized until the customers go-live.

Services and maintenance revenues increased by 15% to $5,050,000 in the second quarter of 2017 compared to $4,372,000 in the second quarter of 2016.  Astea Alliance service and maintenance revenues increased by $706,000 or 19% compared to the second quarter of 2016.  The increase was mainly attributable to a strong backlog of professional services required by new customer implementations and upgrades of current customers in all regions. Service and maintenance revenues generated by FieldCentrix decreased by $29,000 or 5% to $544,000 in the second quarter of 2017 compared to $573,000 during the same period in 2016.  The decrease is due to a reduction in maintenance revenue compared to the second quarter in 2016.

Costs of Revenues

Cost of software license fees decreased 2% to $573,000 in the second quarter of 2017 from $585,000 in the second quarter of 2016.  Included in the cost of software license fees are the costs of capitalized software amortization and the cost of all third party software embedded in the Company's software licenses which are sold to customers.  Amortization of capitalized software development costs was $566,000 for the quarter ended June 30, 2017 compared to $565,000 for the same quarter in 2016. The gross margin percentage on software license sales was (43%) in the second quarter of 2017 compared to (136%) in the second quarter of 2016.  The improvement in the license margin resulted primarily from the increase in software license fees revenue in the second quarter of 2017.

Cost of subscriptions decreased 7% to $225,000 in the second quarter of 2017 from $242,000 in the second quarter of 2016. The decrease in cost of subscriptions is mainly attributed to cost savings of hosting fees eliminated after the cancelation of a significant customer in the last quarter of 2016, partially offset by increased costs from a growing base of hosted customers.  The gross margin percentage on hosting was 55% in the second quarter of 2017 compared to 77% in the second quarter of 2016. The decline in the gross margin is mainly due to the decrease in subscription revenue.

Cost of services and maintenance decreased 3% to $3,599,000 in the second quarter of 2017 from $3,712,000 in the second quarter of 2016. The decrease in cost of service and maintenance is mainly attributed to decreased headcount in the U.S.  The gross margin percentage was 29% in the second quarter of 2017 compared to 15% in the second quarter of 2016.  The increase in services and maintenance gross margin was primarily due to the decreased service and maintenance costs in U.S and by an increase in service revenue in Japan.

Gross Profit

Gross profit increased 36% to $1,559,000 in the second quarter of 2017 from $1,147,000 in the second quarter of 2016 primarily due to an increase in software license and service and maintenance revenues and a decrease in all cost of revenues partially offset by a 53% decrease in in subscription revenue. As a percentage of revenue, gross profit in the second quarter of 2017 was 26% compared to 20% in the second quarter of 2016.

Operating Expenses

Product Development

Product development expenses decreased 12% to $235,000 in the second quarter of 2017 from $267,000 in the second quarter of 2016.  Fluctuations in product development expense from period to period result from the amount of product development expense that is capitalized.  Development costs of $638,000 were capitalized in the second quarter of 2017 compared to $760,000 during the same period in 2016.  Gross product development expense was $873,000 in the quarter ended June 30, 2017 which is 15% lower than $1,027,000 during the same quarter in 2016. The decrease was primarily due to lower headcount.  Most of the Company's development occurs in Israel. Product development expense as a percentage of revenues was 4% in the second quarters of 2017 and 5% in the second quarter of 2016.

Sales and Marketing

Sales and marketing expense decreased 32% to $807,000 in the second quarter of 2017 from $1,178,000 in the second quarter of 2016.  The decrease in sales and marketing expense resulted from reduced headcount in both sales and marketing, and lower commissions partially offset by an increase in marketing cost for the Astea user's conference held by the Company in June 2017. The Company continues to focus on expanding its market presence in all regions by expanding awareness of the Company's products, which occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expense was 14% in the second quarter of 2017 compared to 21% in the same period of 2016. The decrease is sales and marketing expense as a percentage of revenue is due to less headcount in both sales and marketing.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company's finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company's status as a public company. General and administrative expenses decreased 2% to $705,000 during the second quarter of 2017 from $717,000 in the second quarter of 2016. The decrease is due to lower executive management costs and lower travel costs partially offset by foreign currency losses resulting from a weakening U.S. dollar compared to the other regions where the Company operates.  As a percentage of revenue, general and administrative expenses were 12% in the second quarter of 2017 compared to 13% in the second quarter of 2016.

Net Interest Expense

Net interest expense was $32,000 in the second quarter of 2017 compared to $21,000 in the second quarter of 2016.  The increase in interest expense resulted from borrowing larger amounts against its line of credit with SVB Bank and the CEO/Director than the same period in 2016. In addition, the prime rate charged by SVB to the Company increased.

Income Tax Expense

The Company reported a provision for income tax of $7,000 for the second quarter of 2017 compared to $12,000 during the second quarter of 2016.  The tax expense results from a tax provision in Israel.

International Operations

The Company's international operations generated revenues of $2,595,000 in the second quarter of 2017, an increase of 17% over the same quarter in 2016.  Revenues from international operations comprised 44% of the Company's total revenue for the second quarter in 2017, compared to 39% of total revenues for the same quarter in 2016.  The increase in international revenues compared to the same period in 2016 is primarily due to increases in Japan partially offset by a decline in license and subscription revenues in Europe.

Comparison of Six Months Ended June 30, 2017 and 2016

Revenues

Total revenues increased $923,000, or 8%, to $11,957,000 for the six months ended June 30, 2017 from $11,034,000 for the six months ended June 30, 2016.  Software license revenues decreased 41% from the same period last year.  Subscription revenue decreased 19% from the same period last year and service and maintenance revenues for the six months ended June 30, 2017 amounted to $10,041,000, a 20% increase from the same period in 2016.

Software license fees revenue decreased 41% to $645,000 in the first six months of 2017 from $1,092,000 in the first six months of 2016.  Astea Alliance license revenues decreased $605,000 to $432,000 or 58% in the first six months of 2017 from $1,037,000 in the first six months of 2016. The decrease resulted from a decline in Astea license sales in the U.S. and Europe partially offset by increase in license sales in Japan. A number of sales that had been expected to close in the first six months of 2017 slipped into the second half of 2017. FieldCentrix license revenue increased $158,000 to 213,000 in the first six months of 2017 from $55,000 in the first six months of 2016.  FieldCentrix sales consisted of additional user licenses sold to existing customers in the first half of 2017.

Subscription revenue decreased 19% to $1,271,000 in the first six months of 2017 from $1,568,000 in the first six months of 2016. Subscription revenue was much greater in 2016 because one customer, who went live during this period in 2016, had an unusually long implementation period, which caused many months of hosting revenue to be recognized in the period they went live on Astea Alliance. Because of the extended implementation period for this customer, future hosting revenue from this customer will not be of the same magnitude it was during the six-month period in 2016.  Included in subscription revenue for the six months of 2016 was $295,000 which was accumulated from periods prior to going live.  The decrease in subscription revenue was partially offset by completion of the implementation process for certain customers which allowed them to go live on the SaaS solution in the first six months of 2017. Revenue for subscription services may not be recognized until the customers go-live. The implementation period is typically between 8 to 10 months.

Services and maintenance revenues increased 20% to $10,041,000 in the first six months of 2017 from $8,374,000 in the first six months of 2016. Astea Alliance service and maintenance revenues were $8,979,000 for the first six months of 2017, an increase of 24% from $7,217,000 in Alliance service and maintenance revenue for the six months ended June 30, 2016. The increase was mainly attributable to an increase in services in all regions of the Company. Japan service revenue increased significantly due to all the new license deals signed over the past 12 months. In addition, a UK hosting customer went live in the first six months of 2017 and the U.S. and APAC regions had several customers which went live in the last quarter of 2016, which also added to the increase.  Once a hosted customer goes live, we start to recognize deferred implementation fees over the remaining life of the contract.  In addition, increases in services revenue and a slight increase in maintenance revenue from license sales that closed in the last quarter of 2016 also contributed to the increase. Service and maintenance revenues generated by FieldCentrix decreased by $94,000 or 8% to $1,062,000 in the first six months of 2017 compared to $1,156,000 during the same period in 2016.  The decrease is due to a reduction in upgrade projects, customers transitioning to Alliance and the loss of some customers compared to the first six months in 2016.

Costs of Revenues

Cost of software license fees increased 10% to $1,290,000 in the first six months of 2017 from $1,168,000 in the first six months of 2016.  Included in the cost of software license fees are the costs of capitalized software amortization and all third party software embedded in the Company's software licenses which are sold to customers.  Amortization of capitalized software development costs was $1,271,000 for the six months ended June 30, 2017, an increase of 13% compared to the same period in 2016. The increase resulted primarily from amortization of Version 14 after its release in October 2016 partially offset by Version 11.5 being fully amortized as of June 30, 2016 and Version 12 being fully amortized by February 2017.  The gross margin percentage on software licenses was (100%) in the first six months of 2017 compared to (7%) in the first six months of 2016. The decrease in gross margin is a reflection of the decreased license revenue in 2017.

Cost of subscriptions decreased 8% to $433,000 in the first six months of 2017 from $469,000 in the first six months of 2016. The decrease in cost of subscriptions is mainly attributed to reduced hosting fees from a customer who cancelled their agreement in the fourth quarter of 2016, offset by an increase in costs from adding new customers.  The gross margin percentage was 66% in the first six months of 2017 compared to 70% in the first six months of 2016. The slight decline was due to the reduced revenue from a large customer who canceled their hosting contract in the last quarter of 2016 which lowered revenue, partially offset by the hosting cost savings.

Cost of services and maintenance increased 4% to $7,153,000 in the first six months of 2017 from $6,903,000 in the first six months of 2016.  The increase in cost of service and maintenance is attributed primarily to increases in contracted headcount who provided consulting services in Japan, and increased travel expenses in all regions offset partially offset by headcount reductions in the U.S.  The services and maintenance gross margin percentage was 29% in 2017 and 18% in 2016. The improvement in the gross margin is due to the increase in service revenue in Japan and headcount reductions in the U.S.  partially offset by increase in headcount in Japan and travel expenses in all regions.

Gross Profit

Gross profit increased 24% to $3,081,000 in the first six months of 2017 from $2,494,000 in the first six months of 2016.  As a percentage of revenue, gross profit was 26% in the first six months of 2017 compared to 23% in the first six months of 2016.  The year-over-year increase in gross profit was largely driven by the increase in service and maintenance revenue as well as a slight decrease in cost of subscriptions. Partially offsetting these components was a decrease in license and subscription revenues, and increases in cost of software license fees and cost of services and maintenance.

Operating Expenses

Product Development

Product development expense increased 102% to $797,000 in the first six months of 2017 from $394,000 in the first six months of 2016.  Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Software development costs of $1,246,000 were capitalized in the first six months of 2017 compared to $1,592,000 during the same period in 2016, a decrease of $346,000.  Gross development expense was $2,043,000 during the first six months of 2017, an increase of 3%, compared to $1,986,000 for the same period in 2016.  The increase was primarily due to additional outside consulting services which was partially offset by lower headcount in the first six months of 2017. Product development expense as a percentage of revenues was 7% in first six months of 2017 compared to 4% during the same period in 2016.

Sales and Marketing

Sales and marketing expense decreased 22% to $1,734,000 in the first six months of 2017 from $2,218,000 in the first six months of 2016. The decrease in sales and marketing expense is attributable to decreases in sales and marketing headcount and commissions related to the decline in license deals partially offset by an increase in marketing costs related to the ACE Conference held by the Company in June 2017. The Company continues to focus on expanding its market presence through intensified marketing efforts to increase awareness of the Company's products, including its newest product, SaaS and its subscription services.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expenses was 15% in the first six months of 2017 compared with 20% in the first six months of 2016. The decrease in costs relative to revenues is due to higher revenues in the first six months of 2017.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company's finance, administrative and executive management personnel, legal costs, accounting costs, foreign currency exchange, bad debt expense and various costs associated with the Company's status as a public company. General and administrative expenses decreased 12% to $1,368,000 in the first six months of 2017 from $1,557,000 in the first six months of 2016.  The decrease was mainly driven by less executive management cost and lower travel expenses.    As a percentage of revenues, general and administrative expenses were 11% for the six months ended June 30, 2017 and 14% in the first six months of 2016. The decrease in costs relative to revenues is due to higher revenues in the first six months of 2017.

Interest Expense, Net

Interest expense was $74,000 in the first six months of 2017 compared to $46,000 of interest expense in the first six months of 2016.  The increase in interest expense resulted from borrowing larger amounts against its line of credit with SVB Bank and the CEO/Director than the same period in 2016. In addition, the prime rate charged by SVB to the Company increased.

Income Tax Expense

The Company recorded income tax expense of $14,000 for the six months ended June 30, 2017 compared to $24,000 for the six months ended June 30, 2016.  The tax expense resulted from the tax provision in Israel.

Liquidity and Capital Resources

    Operating Activities

The Company generated $2,052,000 of cash from operating activities in the first six months of 2017 compared to $1,362,000 for the first six months of 2016.  The increase in operating cash flows of $690,000 was due to a decrease in net loss of $839,000, an increase in cash provided by prepaid expenses of $62,000, a decrease in cash used in accounts payable and accrued expenses of $296,000, an increase in cash from deferred revenues of $294,000, and an increase in cash provided by other assets of $35,000 and partially offset by an increase in accounts receivable of $943,000. In addition, there was an increase in cash used non-cash expenses of $107,000.

    Investing Activities

The Company used $1,246,000 for investing activities in the first six months of 2017 compared to $1,624,000 used in the first six months of 2016. The decrease in cash used for investing activities of $378,000 is principally attributable to lower capitalized software development costs of $346,000 in 2017 and a decrease in cash used for capital expenditures of $32,000.

Financing Activities

The Company used $172,000 of cash in financing activities in the first six months of 2017 compared to using $68,000 in the first six months of 2016.  The increase in financing activities in 2017 was due to payments of preferred stock dividends of $250,000 in 2017 and compared to $220,000 in the first six months of 2016.  The Company borrowed $5,062,000 and repaid $5,434,000 during the first six months of 2017 compared to borrowing $200,000 and repaying $48,000 in the same quarter last year on its line of credit from SVB. The Company borrowed $450,000 on its line of credit with the CEO/Director during the first six months ended June 30, 2017.

The effect of exchange rates on cash related to the U.S. dollar exchange rates for most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, resulted in a decrease of cash of $14,000 in 2017 compared to an increase of $20,000 in 2016.

The Company has a history of net losses and an accumulated deficit of $36,343,000 as of June 30, 2017.  In the first six months of 2017, the Company generated a net loss of $906,000 compared to a net loss of $1,745,000 generated in the first six months of 2016.  Further, at June 30, 2017, the Company had a working capital ratio of 0.45:1, with cash and cash equivalents of $1,277,000 compared to December 31, 2016 when the Company had cash and cash equivalents of $661,000.  The increase in cash and cash equivalents for the first six months of 2017 was primarily driven by increases in cash provided by operations offset by cash used for the Company's capitalized software development costs. The increase in cash provided by operating activities was primarily due to a decrease in the net loss as well as increased collections of accounts receivable and an increase in deferred revenues.

As of June 30, 2017 the Company owed $1,555,000 against the line of credit from Silicon Valley Bank ("SVB").   The availability under the SVB line of credit was tied to a borrowing base formula that is based on 80% of the Company's eligible domestic accounts receivable. As of June, 2017, the availability under the line of credit was $445,000.  In April 2017, the Company extended its Revolving Loan Agreement and associated Revolving Promissory Note with its Chief Executive Officer/Director.  The loan provides an unsecured $1,000,000 revolving line of credit to the Company.  The proceeds of the borrowings, if needed, will be used by the Company for operating activities. If an extension of the line of credit is appropriate and agreed to by the Chief Executive Officer/Director, we will then obtain the necessary approvals from WAB. The SVB line of credit was to expire in April 2018.  In August 2017, the Company obtained a new line of credit and term loan from WAB and paid off its outstanding borrowings with SVB. The term of the WAB line of credit and term loan extend through August 2019. The Company has projected revenues that management believes will provide sufficient funds along with available borrowings under its lines of credit to sustain its continuing operations through at least September 30, 2018.

The Company was in compliance with the financial covenants for the line of credit with SVB as of June 30, 2017.   In the event the Company does not meet its financial covenants in the future under the WAB financing and WAB does not extend a waiver or forbearance agreement, and the Company does not believe that it has adequate liquidity to operate, the Company will implement additional cost adjustments, as necessary, that will reduce its expenditures to the appropriate level that matches its operating cash flows.

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

Management's current operating plan reflects a reduction in operating expenses which occurred at the end of the first quarter of 2017 in order to align its expenditures with its expected revenues.  The primary area of cost reduction, which occurred at the end of the first quarter of 2017, was to reduce company headcount by eliminating non-revenue generating personnel throughout the Company.  The Company remains focused on maximizing revenue from its revenue generating resources, including repurposing certain personnel to become revenue generators to help the Company improve its liquidity.  The Company has a substantial professional services backlog that resulted from the acquisition of new customers in the second half of 2016 as well as upgrade projects for existing customers as they move to the latest version of Alliance.  Management also initiated cost containment programs in other areas including the elimination or reduction of non-essential marketing activities, space reduction in areas in which the Company has excess office capacity, focusing marketing activities only on those programs that directly drive new business and eliminating contractors who are not essential to growth.  In addition, we do not expect to spend a significant amount on capital expenditures.  Overall, we have already implemented steps to reduce total operating expenses without impairing our ability to grow the business by obtaining new customers and increasing sales to existing customers.  We expect our revenues and cost reductions to generate sufficient cash from operations. As noted above, if the Company's actual results fall short of expectations, the Company will make further cost adjustments to improve the Company's operating cash flows.

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

The Company does not plan any significant capital expenditures in 2017 other than to support its operations. The Company's plans for continued investment in product development and capitalized software costs are expected to be similar to prior years.

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

Interest Rate Risk.  At June 30, 2017, the Company's debt consisted of  lines of credit with its Chief Executive Officer/Director and  SVB.  At June 30, 2017, the outstanding balance owed on our line of credit under the revolving credit facility with SVB was $1,555,000 and with its Chief Executive Officer was $450,000.  Our old credit facility with SVB and our new credit facility with WAB both have variable interest rates, which exposes us to interest rate risk.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency.  For the six months ended June 30, 2017, approximately 43% of the Company's overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company's non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4. CONTROLS AND PROCEDURES
Our management has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.     OTHER INFORMATION

On August 11, 2017, the Company entered in to a Business Financing Agreement (the "Financing Agreement") with Bridge Bank, a division of Western Alliance Bank, which includes a revolving line of credit and term loan. The agreement will mature in August 2019.

The Financing Agreement with Bridge Bank, established a revolving credit line for the Company in the principal amount of up to $2,400,000 (the "Revolving Credit Line") and a Term Loan of $400,000 (the "Term Loan").  Availability under the Revolving Credit Line is tied to a borrowing base formula that is based on 80% of the Company's eligible domestic accounts receivable.  Advances under the Revolving Credit Line (the "Advances") may be repaid and reborrowed in accordance with the Loan Agreement.  Pursuant to the Financing Agreement, the Company agreed to pay to Bridge Bank the outstanding principal amount of all Advances, the unpaid interest thereon, and all other obligations incurred with respect to the Loan Agreement in August 2019.  Interest will be accrued and paid monthly at the Wall Street Journal Prime Rate plus 1.5%.

The Term Loan provides $400,000 to the Company.  For the first six months of the Term Loan, the Company will pay interest only.  For the next 18 months, the Term Loan will be amortized into monthly payments of principal and interest.  The interest rate on the Term Loan will be the Wall Street Journal Prime Rate plus 1.75%.

At the closing of the Financing Agreement, the Company repaid all outstanding amounts owed to Silicon Valley Bank under a revolving credit facility (the "Revolving Facility") established under a Loan and Security Agreement among the Company, Network Data, Inc., Virtual Service Corporation, FC Acquisition Corp., and Silicon Valley Bank dated June 13, 2014 (as amended, the "SVB Agreement").  Upon repayment of all amounts outstanding owed under the Revolving Facility on August 11, 2017, the SVB Agreement was terminated and all security interests in favor of Silicon Valley Bank were released.  The SVB Agreement was described in Item 1.01 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2014, and which description is incorporated herein by reference.

Subject to certain exceptions, the Financing Agreement contains covenants prohibiting the Company from, among other things: (a) conveying, selling, leasing, transferring or otherwise disposing of their properties or assets; (b) liquidating or dissolving; (c) engaging in any business other than the business currently engaged in or reasonably related thereto; (d) entering into any merger or consolidation, or acquiring all or substantially all of the capital stock or property of another entity; (e) becoming liable for any indebtedness; (f) allowing any lien or encumbrance on any of their property; and (g) paying any dividends (other than dividends on outstanding convertible preferred stock); and (i) making payment on subordinated debt.  Further, the Company must maintain minimum liquidity of $750,000, tested monthly, consisting of a combination of Unrestricted cash at Bridge Bank plus available U.S. accounts receivable.  In addition, actual operating performance for the trailing 6-month period must be at least 75% of Projected GAAP EBITDA, as tested quarterly.

The Financing Agreement is secured by a first priority perfected security interest in substantially all of the assets of the Company, excluding the intellectual property of the Company.  The Financing Agreement contains a negative covenant prohibiting the Company from granting a security interest in their intellectual property to any party.

The foregoing is only a summary of the Financing Agreement and does not purport to be complete.  This summary is qualified in its entirety by reference to the full text of the Financing Agreement, which is attached hereto as Exhibit 10.23, and is incorporated by reference herein.

Item 6.   EXHIBITS

10.23	Business Financing Agreement among Astea International Inc., Network Data, Inc. and Western Alliance Bank dated as of August 11, 2017
31.1	Certification Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEA INTERNATIONAL INC.

Date: August 14, 2017	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2017	/s/Rick Etskovitz
Rick Etskovitz
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

No.	Description

10.23	Business Financing Agreement among Astea International Inc., Network Data, Inc. and Western Alliance Bank dated as of August 11, 2017

31.1	Certification Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase