Form 10-Q
period 2017-09-30
ASTEA INTERNATIONAL INC
filed 2017-11-14
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          September 30, 2017
or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from                            __________       to ________

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
 Yes   X      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐
(Do not check if a smaller reporting company)
Smaller reporting company	☑	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           No   X

As of November 9, 2017, 3,594,549 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017 (Unaudited)	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,328,000	$661,000
Accounts receivables, net of reserves allowance of $66,000 (unaudited) and $66,000, respectively	6,048,000	5,596,000
Prepaid expenses and other current assets	413,000	304,000
Total current assets	7,789,000	6,561,000

Property and equipment, net	109,000	131,000
Capitalized software development costs, net	4,211,000	4,021,000
Restricted cash	76,000	69,000
Other long-term assets	162,000	152,000
Total assets	$12,347,000	$10,934,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Term note	$156,000	$-
Accounts payable and accrued expenses	3,474,000	2,904,000
Deferred revenues	10,651,000	9,556,000
Total current liabilities	14,281,000	12,460,000

Long-term liabilities:
Borrowings under line of credit from Western Alliance Bank	2,323,000	-
Term note, net of current portion	244,000	-
Borrowings under line of credit from Silicon Valley Bank	-	1,927,000
Long-term accrued expenses	397,000	332,000
Deferred tax liability	41,000	41,000
Deferred revenues, net of current portion	509,000	384,000
Total long-term liabilities	3,514,000	2,684,000

Commitments and contingencies

Stockholders' deficit:
Convertible preferred stock, $.01 par value, shares authorized 5,000,000: Series A issued and outstanding 826,000 shares	8,000	8,000
Series B issued and outstanding 797,000 shares	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,636,000 shares; shares outstanding 3,594,000	36,000	36,000
Additional paid-in-capital	31,799,000	32,075,000
Accumulated deficit	(36,157,000)	(35,437,000)
Accumulated other comprehensive loss	(934,000)	(692,000)
Treasury stock at cost, 42,000 common shares	(208,000)	(208,000)
Total stockholders' deficit	(5,448,000)	(4,210,000)
Total liabilities and stockholders' deficit	$12,347,000	$10,934,000
See accompanying notes to the unaudited consolidated financial statements.

 ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Revenues:
Software license fees	$933,000	$648,000	$1,578,000	$1,740,000
Subscriptions	592,000	663,000	1,863,000	2,231,000
Services and maintenance	4,957,000	4,377,000	14,998,000	12,751,000
Total revenues	6,482,000	5,688,000	18,439,000	16,722,000
Costs of revenues:
Cost of software license fees	526,000	408,000	1,816,000	1,576,000
Cost of subscriptions	193,000	195,000	626,000	664,000
Cost of services and maintenance	3,760,000	3,148,000	10,913,000	10,051,000
Total cost of revenues	4,479,000	3,751,000	13,355,000	12,291,000
Gross profit	2,003,000	1,937,000	5,084,000	4,431,000
Operating Expenses:
Product development	150,000	215,000	947,000	610,000
Sales and marketing	853,000	948,000	2,587,000	3,166,000
General and administrative	737,000	590,000	2,105,000	2,147,000
Total operating expenses	1,740,000	1,753,000	5,639,000	5,923,000
Income (loss) from operations	263,000	184,000	(555,000)	(1,492,000)
Interest expense, net	70,000	30,000	144,000	76,000
Income (loss) before income taxes	193,000	154,000	(699,000)	(1,568,000)
Income tax expense	7,000	6,000	21,000	30,000
Net income (loss)	186,000	148,000	(720,000)	(1,598,000)
Preferred dividend	125,000	125,000	375,000	375,000
Net income (loss) available to common stockholders	$61,000	$23,000	$(1,095,000)	$(1,973,000)

Basic and diluted income (loss) per share available to common stockholders	$0.02	$0.01	$(0.30)	$(0.55)

Weighted average shares outstanding used in computing basic income (loss) per common share	3,594,000	3,587,000	3,594,000	3,587,000
Weighted average shares outstanding used in computing diluted income (loss) per common share	3,614,000	3,615,000	3,594,000	3,587,000

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income (loss)	$186,000	$148,000	$(720,000)	$(1,598,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	(77,000)	82,000	(242,000)	79,000
Comprehensive income (loss)	$109,000	$230,000	$(962,000)	$(1,519,000)

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Series A convertible preferred stock at par value	Series B convertible preferred stock at par value	Common stock	Additional paid-in- capital	Accumulated other compre- hensive loss	Accumulated deficit	Treasury stock	Total stockholders' deficit
Balances at December 31, 2016	$8,000	$8,000	$36,000	$32,075,000	$(692,000)	$(35,437,000)	$(208,000)	$(4,210,000)
Net loss	—	—	—	—	—	(720,000)	—	(720,000)

Series A and B preferred dividends	—	—	—	(375,000)	—	—	—	(375,000)

Stock-based compensation	—	—	—	99,000	—	—	—	99,000

Other comprehensive loss	—	—	—	—	(242,000)	—	—	(242,000)

Balances at September 30, 2017	$8,000	$8,000	$36,000	$31,799,000	$(934,000)	$(36,157,000)	$(208,000)	$(5,448,000)

See accompanying notes to the unaudited consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(720,000)	$(1,598,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,822,000	1,600,000
Amortization of deferred financing costs	113,000	45,000
Decrease in allowance for doubtful accounts	-	(5,000)
Stock-based compensation	99,000	87,000
Deferred income tax	-	12,000
Changes in operating assets and liabilities:
Receivables	(499,000)	370,000
Prepaid expenses and other	(170,000)	(55,000)
Other assets	(10,000)	(44,000)
Accounts payable and accrued expenses	455,000	(202,000)
Deferred revenues	961,000	1,186,000
Net cash provided by operating activities	2,051,000	1,396,000
Cash flows from investing activities:
Purchases of property and equipment	(4,000)	(48,000)
Purchases of investments available for sale	-	(26,000)
Capitalized software development costs	(1,987,000)	(2,323,000)
Net cash used in investing activities	(1,991,000)	(2,397,000)
Cash flows from financing activities:
Dividend payments on preferred stock	(125,000)	(330,000)
Proceeds on line of credit CEO/Director	350,000	-
Payment on line of credit CEO/Director	(350,000)	-
Payment on line of credit from Silicon Valley Bank	(8,661,000)	(48,000)
Fees associated with line of credit and term note	(49,000)
Proceeds on line of credit from Silicon Valley Bank	6,734,000	500,000
Proceeds on term note from Bridge Bank	400,000	-
Proceeds on line of credit from Bridge Bank	2,323,000	-
Net cash provided by financing activities	622,000	122,000
Effect of exchange rate changes on cash	(8,000)	39,000
Net increase (decrease) in cash, cash equivalents and restricted cash	674,000	(840,000)
Cash, cash equivalents and restricted cash, beginning of period	730,000	1,791,000
Cash, cash equivalents and restricted cash, end of period	$1,404,000	$951,000
Supplemental disclosure of cash flows information:
Cash paid for interest	$29,000	$23,000
Supplemental disclosure of non-cash flows information:
Accrued preferred dividends	$375,000	$125,000
See accompanying notes to the unaudited consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The consolidated financial statements at September 30, 2017 and for the three and nine month periods ended September 30, 2017 and 2016 of Astea International Inc. and subsidiaries ("Astea" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company's latest annual report (Form 10-K) and our Form 10-Q's for the quarters ended March 31, 2016, June 30, 2016, September 30, 2016, March 31, 2017 and June 30, 2017. The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2017.

Cash, cash equivalents and restricted cash

In November 2016, the Financial Accounting Standards Board issued guidance to reduce diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The guidance requires that amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The Company early adopted this guidance as of January 1, 2017, on a retrospective basis, and all periods are presented under this guidance. The adoption of this new guidance resulted in the inclusion of $76,000 and $69,000, respectively in September 30, 2017 and December 31, 2016 in restricted cash in the cash and cash equivalents balance in its consolidated statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown on the consolidated cash flows:

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$1,328,000	$661,000
Restricted cash	76,000	69,000
Total cash, cash equivalents, and restricted cash reported on the consolidated cash flows	$1,404,000	$730,000

Amounts included in restricted cash represent funds required to be set aside by a contractual agreement with the   building leasing companies in Europe. The restrictions will lapse when the building lease expires.

Operating Matters and Liquidity

The Company has a history of net losses and an accumulated deficit of $36,157,000 as of September 30, 2017.  In the first nine months of 2017, the Company generated a net loss of $720,000 compared to a net loss of $1,598,000 in the first nine months of 2016.  Further, at September 30, 2017, the Company had a working capital ratio of 0.55:1, with cash and cash equivalents of $1,328,000 compared to December 31, 2016 when the Company had cash and cash equivalents of $661,000.  The increase in cash and cash equivalents for the first nine months of 2017 was primarily driven by increases in cash provided by operations and net cash provided by financing activities offset by cash used for the Company's capitalized software development costs. The increase in cash provided by operating activities was primarily due to a decrease in the net loss as well as increased collections and billings of accounts receivable and an increase in deferred revenues.

As of September 30, 2017 the Company owed $2,323,000 against the line of credit from Western Alliance Bank ("WAB").   As of September 30, 2017, the availability under the line of credit was $39,000.  In April 2017, the Company extended its Revolving Loan Agreement and associated Revolving Promissory Note with its Chief Executive Officer/Director.  The loan provides an unsecured $1,000,000 revolving line of credit to the Company.    The proceeds of the borrowings, if needed, will be used by the Company for operating activities. If an extension of the line of credit is appropriate and agreed to by the Chief Executive Officer/Director, we will obtain the necessary approvals from WAB. As of September 30, 2017, there are no amounts outstanding to the Chief Executive Officer/Director.  In addition, the Company has a term loan with WAB for $400,000 that is extended through September 1, 2019. The Company has projected revenues and cash flows from operations that management believes will provide sufficient funds along with available borrowings under its lines of credit and term loan to sustain its continuing operations through at least December 31, 2018.

The Company was in compliance with the earnings covenant, but not in compliance with the liquidity covenant for the line of credit with WAB as of September 30, 2017. However, WAB provided a forbearance agreement which defers its right to exercise the default provision of the line of credit until December 1, 2017.  During the forbearance period, WAB shall have no further obligation to make any additional borrowings available to the Company or to provide any other extensions of credit during the forbearance period.  However, the Company agrees that, if in the sole and absolute discretion of WAB, they make any discretionary financial accommodation during the forbearance period, such act shall not constitute (i) a waiver of any of the existing default covenants, which may now exist or which may occur after the date of the forbearance agreement, or (ii) an agreement on the part of WAB to make any further extensions of credit of any kind to the Company at a later date.

The Company was in compliance with the liquidity covenant as of October 31, 2017 and expects to be able to continue to comply with required covenants under the agreement with WAB for at least the next year.  As a result, the amounts due to WAB under the line of credit and term loan as of September 30, 2017 were classified in the accompanying consolidated balance sheet in accordance with the repayment terms stipulated in the agreement with WAB.  In addition, the Company is currently working with WAB to change the financial covenants in the existing loan agreement to better reflect the liquidity of the Company.  In the event the Company does not meet its covenants after December 1, 2017 and WAB does not extend a waiver or forbearance agreement, and the Company believes that it does not have adequate liquidity to operate, if necessary, the Company will implement a cost cutting plan that reduces its expenditures to the appropriate level that matches its operating cash flows.

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

Management's current operating plan reflects a reduction in operating expenses which occurred at the end of the first quarter of 2017 in order to align its expenditures with its expected revenues.  The primary area of cost reduction, which occurred at the end of the first quarter of 2017, was to reduce company headcount by eliminating certain non-revenue generating personnel throughout the Company.  The Company remains focused on maximizing revenue from its revenue generating resources, including repurposing certain personnel to become revenue generators to help the Company improve its liquidity.  The Company has a substantial professional services backlog that resulted from the acquisition of new customers in the second half of 2016 as well as upgrade projects for existing customers as they move to the latest version of Alliance.  Management also initiated cost containment programs in other areas including the elimination or reduction of non-essential marketing activities, space reduction in areas in which the Company has excess office capacity, focusing marketing activities only on those programs that directly drive new business and eliminating contractors who are not essential to growth.  In addition, we do not expect to spend a significant amount on capital expenditures.  However we do expect to maintain the same level of investment in software development.  Overall, we have already implemented steps to reduce total operating expenses without impairing our ability to grow the business by obtaining new customers and increasing sales to existing customers.  We expect our revenues and cost reductions to generate sufficient cash from operations. As noted above, if the Company's actual results fall short of expectations, the Company will make further cost adjustments to improve the Company's operating cash flows.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (FASB) issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. The standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, under the new guidance, expenses incurred, will be deferred as an asset and will be amortized over the period that services or goods are transferred to the customer. Hence, the new guidance will result in the Company recognizing deferred costs (asset) on our consolidated balance sheet. The new standard will be effective for the Company beginning January 1, 2018 at which point we plan to adopt the standard using the "modified retrospective method." Under that method, we will apply the rules to all contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous accounting standards. We believe our notes to the consolidated financial statements related to revenue recognition will be expanded and are still assessing the quantitative impact to our consolidated financial statements. The Company's implementation team has made progress in its project plan, which includes evaluating customer contracts across the organization, implementing changes to its accounting system to allow the Company to track revenue and cost by customer, developing policies, processes and tools to report financial results including expanding our disclosures in the financial statements, and implementing and evaluating the Company's internal controls over financial reporting that will be necessary under the new standard. The next step is to identify potential differences that would result from applying the requirements of the new standard to its perpetual and subscription sales contracts. Although the Company is continuing to review certain aspects of its policies and practices, the Company's analysis of its perpetual contracts under the new standard supports the recognition of its license fee revenue at the time the license is shipped, consistent with its current revenue policy. The Company is currently evaluating the potential changes to its subscription revenue and cost deferral period. The Company is continuing to make progress in evaluating the impact of the adoption and preliminary assessments are subject to change.

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

4.   LINES OF CREDIT and TERM NOTE

Line of credit and term loan with Western Alliance Bank

On August 11, 2017, the Company entered in to a Business Financing Agreement (the "Financing Agreement") with Bridge Bank, a division of Western Alliance Bank (WAB), which includes a revolving line of credit and a term loan. The agreement will mature September 1, 2019.

The Financing Agreement with WAB, established a revolving credit line for the Company in the principal amount of up to $2,400,000 (the "Revolving Credit Line") and a Term Loan of $400,000 (the "Term Loan").  Availability under the Revolving Credit Line is tied to a borrowing base formula that is based on 80% of the Company's eligible domestic accounts receivable.  Advances under the Revolving Credit Line (the "Advances") may be repaid and reborrowed in accordance with the Loan Agreement.  Pursuant to the Financing Agreement, the Company agreed to pay to WAB the outstanding principal amount of all Advances, the unpaid interest thereon, and all other obligations incurred with respect to the Loan Agreement on September 1, 2019.  Interest will be accrued and paid monthly at the Wall Street Journal Prime Rate plus 1.5%.

The Term Loan provides $400,000 to the Company.  For the first six months of the Term Loan, the Company will pay interest only.  For the next 18 months, the Term Loan will be amortized into monthly payments of principal and interest.  The interest rate on the Term Loan will be the Wall Street Journal Prime Rate plus 1.75%.

As of September 30, 2017, the Company owed $2,323,000 under the revolving line of credit and $400,000 under the term loan.  The Company incurred $14,000 of interest expense to WAB for the nine months ended September 30, 2017.  As of September 30, 2017, the availability under the line of credit was $39,000. The Company was not in compliance with the liquidity covenant of the Loan Agreement as of September 30, 2017, based on the financial results as of September 30, 2017.  However, WAB provided a forbearance agreement which defers its right to exercise the default provisions of the line of credit and term loan until December 1, 2017.  During the forbearance period, the Company has agreed not to increase its borrowings.  Due to the default, per the agreement, WAB may increase the interest rate by an additional 3%.  However, WAB has elected not to increase the interest rate during the forbearance period.  The Company will pay a forbearance fee of $2,500.  WAB shall have no further obligation to make any additional borrowings to the Company or to provide any other extensions of credit during the forbearance period.  However, the Company agrees that if, in the sole and absolute discretion of WAB, they make any discretionary financial accommodation during the forbearance period, such act shall not constitute (i) a waiver of any of the existing default covenants, which may now exist or which may occur after the date of the forbearance agreement, or (ii) an agreement on the part of WAB to make any further extensions of credit of any kind to the Company at a later date.

The Company was in compliance with the liquidity covenant as of October 31, 2017 and expects to be able to continue to comply with required covenants under the agreement with WAB for at least the next year.  As a result, the amounts due to WAB under the line of credit and term loan as of September 30, 2017 were classified in the accompanying consolidated balance sheet in accordance with the repayment terms stipulated in the agreement with WAB.  In addition, the Company is currently working with WAB to change the financial covenants in the existing loan agreement to better reflect the liquidity of the Company.  In the event the Company does not meet its covenants after December 1, 2017 and WAB does not extend a waiver or forbearance agreement, and the Company believes that it does not have adequate liquidity to operate, if necessary, the Company will implement a cost cutting plan that reduces its expenditures to the appropriate level that matches its operating cash flows.

Subject to certain exceptions, the Financing Agreement contains covenants prohibiting the Company from, among other things: (a) conveying, selling, leasing, transferring or otherwise disposing of their properties or assets; (b) liquidating or dissolving; (c) engaging in any business other than the business currently engaged in or reasonably related thereto; (d) entering into any merger or consolidation, or acquiring all or substantially all of the capital stock or property of another entity; (e) becoming liable for any indebtedness; (f) allowing any lien or encumbrance on any of their property; and (g) paying any dividends (other than dividends on outstanding convertible preferred stock); and (i) making payment on subordinated debt.  Further, the Company must maintain minimum liquidity of $750,000, tested monthly, consisting of a combination of Unrestricted cash at Bridge Bank plus available U.S. accounts receivable.  In addition, actual EBITDA,  as defined in the Financing Agreement for the trailing 6-month period must be at least $550,000 as tested quarterly.

The Financing Agreement is secured by a first priority perfected security interest in substantially all of the assets of the Company, excluding the intellectual property of the Company.  The Financing Agreement contains a negative covenant prohibiting the Company from granting a security interest in their intellectual property to any party.

Line of Credit Silicon Valley Bank (SVB)

At the closing of the WAB Financing Agreement, the Company repaid all outstanding amounts owed to SVB under the Revolving Facility and terminated the Revolving Facility.  The Company incurred $128,000 and $46,000 of interest expense to SVB for the nine months ended June 30, 2017 and 2016, respectively. In addition, the Company fully amortized $35,000 of deferred financing costs to interest expense, due to early cancellation of the Revolving Facility which was the remaining balance of the deferred financing cost.

Line of Credit Chief Executive Officer/Director

In April 2017, the Company extended its Revolving Loan Agreement and associated Revolving Promissory Note with its Chief Executive Officer/Director.  This loan agreement provides an unsecured $1,000,000 revolving line of credit to the Company.  Amounts outstanding under the line of credit will bear interest at a rate of 7% per annum, payable monthly.  The maturity date of the line of credit is May 1, 2018. The Company may pay all amounts outstanding and terminate the agreement prior to that time with no penalties.  The loan agreement contains customary covenants, default provisions and other provisions.  The loan agreement was negotiated by the Audit Committee of the Company's Board of Directors, and borrowings under the Line of Credit will be subject to the Audit Committee's approval.  The proceeds of the borrowings, if needed, will be used by the Company for working capital and other general corporate purposes. If an extension of the line of credit is appropriate and agreed to by the Chief Executive Officer/Director, we will then seek to obtain the necessary approvals from WAB.

During the nine months ended September 30, 2017, the Company repaid all amounts borrowed under the line of credit with its Chief Executive Officer/Director.  There were no amounts outstanding as of September 30, 2017.  The Company incurred $1,000 of interest expense to its Chief Executive Officer/Director for the nine months ended September 30, 2017. The Company was in compliance with the covenants of the loan agreement as of September 30, 2017.

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

The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  For the first nine months of 2017 and 2016, there were no interest or penalties related to uncertain tax positions.

At September 30, 2017, the Company maintained a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of the deferred tax assets due to the uncertainty of future taxable income.

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

As of September 30, 2017, the total unrecognized compensation cost related to non-vested options amounted to $190,000, which is expected to be recognized over the options' average remaining vesting period of 2.57 years.

Activity under the Company's stock option plans for the nine months ended September 30, 2017 is as follows:

	OPTIONS OUTSTANDING
	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2016	710,000	$2.73
Granted	135,000	1.86
Forfeited	(99,000)	3.23
Expired	(10,000)	4.42
Balance, September 30, 2017	736,000	$2.48

The following table summarizes outstanding options under the Company's stock option plans as of September 30, 2017:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	736,000	$2.48	5.85	$228,000

Ending Vested and Exercisable	457,000	$2.88	4.16	$73,000

Options Vested and Expected to Vest	658,000	$2.56	5.49	$185,000

Convertible Preferred Stock

Series A

On September 24, 2008, the Company issued 826,000 shares of Series-A Convertible Preferred Stock ("Series A Preferred Stock") to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, and if, declared by the Company's Board of Directors, quarterly in arrears. At September 30, 2017, there were accrued dividends of $225,000.

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

The Series B Preferred Stock may be converted into shares of common stock on a one-to-one ratio, subject to customary anti-dilution provisions.  The Series B Preferred Stock will pay a quarterly dividend, which will accrue at an annual rate of 10%.  The Company's Chief Executive Officer may convert 100% of his shares of the Series B Preferred Stock into shares of common stock. Each and every outstanding share of Series B Preferred Stock is subject to mandatory and automatic conversion into shares of common stock if the closing price of the common stock as reported by the principal exchange or quotation system on which such common stock is traded or reported exceeds 300% of the then current conversion price for 30 consecutive trading days.  The Company may redeem all of the outstanding shares of the Series B Preferred Stock issued at a price per share equal to 300% of the purchase price.  The Series B Preferred Stock ranks senior to the common stock and on parity with the Company's Series A Convertible Preferred Stock.  In the event of a liquidation of the Company, the holder of the Series B and Series A Preferred Stock shall be entitled to receive in preference to the holders of the common stock, the original amount invested in the preferred stock plus any unpaid and accrued dividends.  Preferred stock dividends on the Series B are declared quarterly by the Board of Directors.  At September 30, 2017, there were accrued dividends of $150,000.

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

The Company had net income allocable to the common stockholders for the three months ended September 30, 2017 and 2016 and a net loss allocable to stockholders of the nine months ended September 30, 2017 and 2016. In the three months ended September 30, 2017 and 2016, there were 20,000 and 28,000, respectively of net additional dilutive stock options assumed to be converted into common stock shares and in the nine months ended September 30, 2017 and 2016, the outstanding stock options would have been antidilutive due to the net loss incurred during those periods.  In addition, 100% of the outstanding convertible preferred stock, 1,623,000 shares, were eligible to be converted into common stock. For purpose of this calculation, if converted, it was assumed that upon conversion, the related dividends were not paid. However, as of the three months ended September 30, 2017 and 2016 shares of common stock issuable on the assumed conversion of the eligible preferred stock were excluded from the diluted income (loss) per common shares calculation as the inclusion of these shares would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$186,000	$148,000	$(720,000)	$(1,598,000)
Preferred dividend	125,000	125,000	375,000	375,000
Net income (loss) available to common shareholders	$61,000	$23,000	$(1,095,000)	$(1,973,000)
Denominator:
Basic weighted average number of common shares outstanding	3,594,000	3,587,000	3,594,000	3,587,000
Effect of dilutive stock options	20,000	28,000	-	-
Diluted weighted average number of common shares outstanding	3,614,000	3,615,000	3,594,000	3,587,000
Basic income (loss) per common share	$0.02	$0.01	$(0.30)	$(0.55)
Diluted income (loss) per common share	$0.02	$0.01	$(0.30)	$(0.55)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Software license fees
United States	$510,000	$212,000	$922,000	$793,000
Europe	122,000	81,000	169,000	581,000
Asia Pacific	301,000	355,000	487,000	366,000
Total foreign software license fees revenue	423,000	436,000	656,000	947,000
Total software license fees	933,000	648,000	1,578,000	1,740,000
Subscriptions
United States	270,000	332,000	1,024,000	1,187,000
Europe	227,000	276,000	560,000	859,000
Asia Pacific	95,000	55,000	279,000	185,000
Total foreign subscriptions	322,000	331,000	839,000	1,044,000
Total subscription revenue	592,000	663,000	1,863,000	2,231,000
Services and maintenance
United States	2,650,000	2,477,000	8,265,000	7,668,000
Europe	787,000	1,029,000	2,806,000	2,620,000
Asia Pacific	1,520,000	871,000	3,927,000	2,463,000
Total foreign services and
maintenance revenue	2,307,000	1,900,000	6,733,000	5,083,000
Total services and maintenance revenue	4,957,000	4,377,000	14,998,000	12,751,000

Total revenue	$6,482,000	$5,688,000	$18,439,000	$16,722,000

Net income (loss)
United States	$164,000	(166,000)	$(780,000)	$(1,534,000)
Europe	17,000	235,000	198,000	(21,000)
Asia Pacific	5,000	79,000	(138,000)	(43,000)

Net income (loss)	$186,000	148,000	$(720,000)	$(1,598,000)

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

For the nine months ended September 30, 2017 and 2016, the Company recognized $18,439,000 and $16,722,000, respectively, of revenue related to software license fees, subscription revenue, and services and maintenance.

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

Capitalized software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company's estimated life for its capitalized software products is two years based on current sales trends and the rate of product release.  The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the net realizable value of each product, which includes the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company's responsibility set forth at the time of sale. As of September 30, 2017, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

Currency Translation

The international subsidiaries and foreign branch operations translate their assets and liabilities from international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as a component of other comprehensive loss in the accompanying consolidated statements of changes in stockholders' deficit.  Foreign exchange transaction gains and losses are included in general and administrative expenses in the consolidated statements of operations. General and administrative expenses include an exchange transaction loss of $25,000 for the nine months ended September 30, 2017 and a $109,000 gain for the nine months ended September 30, 2016.

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

Revenues

Total revenues increased by $794,000 or 14%, to $6,482,000 for the three months ended September 30, 2017 from $5,688,000 for the three months ended September 30, 2016.  Software license fee revenues increased $285,000, or 44%, from the same quarter in 2016.  Subscription revenues decreased $71,000 or 11% to $592,000 from $663,000 from the same period last year. Services and maintenance revenue for the three months ended September 30, 2017 increased $580,000 or 13% from the same quarter in 2016.

Software license fee revenue increased 44% to $933,000 in the third quarter of 2017 from $648,000 in the third quarter of 2016. The increase was primarily due to sales licenses to existing customers in the U.S. and Japan.  Certain expected sales of Astea Alliance licenses which had been expected to close in the third quarter of 2017, have slipped into the fourth quarter of 2017.

Subscription revenue decreased 11% to $592,000 in the third quarter of 2017 from $663,000 in the third quarter of 2016.  The primary reason for the decrease resulted from a hosted customer that converted from hosting to perpetual at the end of 2016 for which there was no annual hosting revenue in the third quarter of 2017.  The Company continues to sell Software as a Service (SaaS) for which hosting revenue may not be recognized until the customers go-live.

Services and maintenance revenues increased by 13% to $4,957,000 in the third quarter of 2017 compared to $4,377,000 in the third quarter of 2016.  Astea Alliance service and maintenance revenues increased by $617,000 or 16% compared to the third quarter of 2016.  The increase was mainly attributable to a strong backlog of professional services required by new customer implementations and upgrades of current customers in all regions. Service and maintenance revenues generated by FieldCentrix decreased by $37,000 or 6% to $538,000 in the third quarter of 2017 compared to $575,000 during the same period in 2016.  The decrease is due to a reduction in maintenance revenue compared to the third quarter in 2016.

Costs of Revenues

Cost of software license fees increased 29% to $526,000 in the third quarter of 2017 from $408,000 in the third quarter of 2016.  Included in the cost of software license fees are the costs of capitalized software amortization and the cost of all third party software embedded in the Company's software licenses which are sold to customers.  Amortization of capitalized software development costs was $525,000 for the quarter ended September 30, 2017 compared to $395,000 for the same quarter in 2016. The gross margin percentage on software license sales was 44% in the third quarter of 2017 compared to 37% in the third quarter of 2016.  The improvement in the license margin resulted primarily from the increase in software license fees revenue in the third quarter of 2017.

Cost of subscriptions decreased less than 1% to $193,000 in the third quarter of 2017 from $195,000 in the third quarter of 2016. The decrease in cost of subscriptions is mainly attributed to cost savings of hosting fees eliminated after the cancelation of a customer that converted to perpetual license, partially offset by increased costs for hosting compliance costs.  The gross margin percentage on hosting was 67% in the third quarter of 2017 compared to 71% in the third quarter of 2016. The decline in the gross margin is mainly due to the decrease in subscription revenue.

Cost of services and maintenance increased 19% to $3,760,000 in the third quarter of 2017 from $3,148,000 in the third quarter of 2016. The increase in cost of service and maintenance is mainly attributed to an increase in contracted headcount who provide consulting services in Japan, increased labor costs and increased travel expense in all regions partially offset by headcount reductions in the U.S.  The gross margin percentage was 24% in the third quarter of 2017 compared to 28% in the third quarter of 2016.  The decrease in services and maintenance gross margin was primarily due to the increased service and maintenance costs in U.S and Japan offset by service revenue increases primarily in Japan.

Gross Profit

Gross profit increased 3% to $2,003,000 in the third quarter of 2017 from $1,937,000 in the third quarter of 2016 primarily due to an increase in software license and service and maintenance revenues partially offset by an increase in cost of revenues and an 11% decrease in in subscription revenue. As a percentage of revenue, gross profit in the third quarter of 2017 was 31% compared to 34% in the third quarter of 2016.

Operating Expenses

Product Development

Product development expenses decreased 30% to $150,000 in the third quarter of 2017 from $215,000 in the third quarter of 2016.  Fluctuations in product development expense from period to period result from the amount of product development expense that is capitalized.  Development costs of $741,000 were capitalized in the third quarter of 2017 compared to $731,000 during the same period in 2016.  Gross product development expense was $891,000 in the quarter ended September 30, 2017 which is 6% lower than $946,000 during the same quarter in 2016. The decrease was primarily due to lower headcount partially offset by salary increases and currency translation adjustments.  Most of the Company's development occurs in Israel. Product development expense as a percentage of revenues was 2% in the third quarters of 2017 and 4% in the third quarter of 2016.

Sales and Marketing

Sales and marketing expense decreased 10% to $853,000 in the third quarter of 2017 from $948,000 in the third quarter of 2016.  The decrease in sales and marketing expense resulted from reduced headcount in marketing partially offset by an increased headcount, higher commissions on sales and an increase in third party marketing costs.  The Company continues to focus on expanding its market presence in all regions by expanding awareness of the Company's products, which occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expense was 13% in the third quarter of 2017 compared to 17% in the same period of 2016. The decrease is sales and marketing expense as a percentage of revenue is due to less headcount in marketing as well as higher revenues in 2017.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company's finance, administrative and executive management personnel, legal costs, accounting costs, and various costs associated with the Company's status as a public company. General and administrative expenses increased 25% to $737,000 during the third quarter of 2017 from $590,000 in the third quarter of 2016 mainly due to hiring and retaining inside legal counsel in the third quarter of 2017 for which we did not have the same cost during 2016.  As a percentage of revenue, general and administrative expenses were 11% in the third quarter of 2017 compared to 10% in the third quarter of 2016.

Net Interest Expense

Net interest expense was $70,000 in the third quarter of 2017 compared to $30,000 in the third quarter of 2016.  The increase in interest expense resulted from the Company canceling its line of credit with SVB Bank and as a result, fully amortized the remaining deferred financing costs of $35,000 related to the line of credit.  The remaining increase of $5,000 in interest expense resulted from the term loan with Bridge Bank that started in August 2017.

Income Tax Expense

The Company reported a provision for income tax of $7,000 for third quarter of 2017 compared to $6,000 for the same quarter in 2016.  The tax provisions result from operations in Israel.

International Operations

The Company's international operations generated revenues of $3,052,000 in the third quarter of 2017, an increase of 14% over the same quarter in 2016.  Revenues from international operations comprised 47% of the Company's total revenue for the third quarter in 2017, compared to 47% of total revenues for the same quarter in 2016.  The increase in international revenues compared to the same period in 2016 is primarily due to increases in Japan and APAC service revenue partially offset by a decline in license and subscription revenues in Europe.

Comparison of Nine Months Ended September 30, 2017 and 2016

Revenues

Total revenues increased $1,717,000, or 10%, to $18,439,000 for the nine months ended September 30, 2017 from $16,722,000 for the nine months ended September 30, 2016.  Software license revenues decreased 9% from the same period last year.  Subscription revenue decreased 16% from the same period last year and service and maintenance revenues for the nine months ended September 30, 2017 amounted to $14,998,000, an 18% increase from the same period in 2016.

Software license fees revenue decreased 9% to $1,578,000 in the first nine months of 2017 from $1,740,000 in the first nine months of 2016.  Astea Alliance license revenues decreased $320,000 to $1,365,000 or 19% in the first nine months of 2017 from $1,685,000 in the first nine months of 2016. The decrease resulted from a decline in Astea license sales in Europe partially offset by an increase in license sales in the U.S. and Japan. A number of sales that had been expected to close in the first nine months of 2017 slipped into the fourth quarter of 2017 and first quarter of 2018. FieldCentrix license revenue increased $158,000 to $213,000 in the first nine months of 2017 from $55,000 in the first nine months of 2016.  FieldCentrix sales consisted of additional user licenses sold to existing customers in 2017.

Subscription revenue decreased 16% to $1,863,000 in the first nine months of 2017 from $2,231,000 in the first nine months of 2016. Subscription revenue was larger in 2016 because a customer, who went live in 2016, had an unusually long implementation period, which caused many months of hosting revenue to be recognized in the period they went live on Astea Alliance. Because of the extended implementation period for this customer, future hosting revenue from this customer was not of the same magnitude it was during 2016. Included in subscription revenue for the nine months of 2016 was $295,000 which was accumulated from periods prior to going live. In addition, a customer converted from hosting to perpetual at the end of 2016 which eliminated $90,000 of annual reccuring hosting revenue in 2017 and future periods The decrease in subscription revenue was partially offset by completion of the implementation process for certain customers which allowed them to go live on the SaaS solution in the first nine months of 2017. Revenue for subscription services may not be recognized until the customers go-live. The implementation period is typically between 8 to 10 months.

Services and maintenance revenues increased 18% to $14,998,000 in the first nine months of 2017 from $12,751,000 in the first nine months of 2016. Astea Alliance service and maintenance revenues were $13,399,000 for the first nine months of 2017, an increase of 22% from $11,020,000 for the nine months ended September 30, 2016. The increase was mainly attributable to an increase in services in all regions of the Company. Japan service revenue increased significantly due to all the new license deals signed over the past 12 months. In addition, a UK hosting customer went live in the first six months of 2017 and the U.S. and APAC regions had several customers which went live in the last quarter of 2016, which also added to the increase.  Once a hosted customer goes live, we start to recognize deferred implementation fees over the remaining life of the contract.  In addition, increases in services revenue and a slight increase in maintenance revenue from license sales that closed in the last quarter of 2016 also contributed to the increase. Service and maintenance revenues generated by FieldCentrix decreased by $131,000 or 8% to $1,600,000 in the first nine months of 2017 compared to $1,731,000 during the same period in 2016.  The decrease is due to a reduction in upgrade projects, customers transitioning to Alliance and the loss of some small customers compared to the first nine months in 2016.

Costs of Revenues

Cost of software license fees increased 15% to $1,816,000 in the first nine months of 2017 from $1,576,000 in the first nine months of 2016.  Included in the cost of software license fees are the costs of capitalized software amortization and all third party software embedded in the Company's software licenses which are sold to customers.  Amortization of capitalized software development costs was $1,796,000 for the nine months ended September 30, 2017, an increase of 18% compared to the same period in 2016. The increase resulted primarily from amortization of Version 14 after its release in October 2016 partially offset by Version 11.5 being fully amortized as of June 30, 2016, Version 12 being fully amortized by February 2017 and Version 12.5 fully amortized by September 30, 2017.  The gross margin percentage on software licenses was (15%) in the first nine months of 2017 compared to 9% in the first nine months of 2016. The decrease in gross margin is a reflection of the decreased license revenue and increased amortization in 2017.

Cost of subscriptions decreased 6% to $626,000 in the first nine months of 2017 from $664,000 in the first nine months of 2016. The decrease in cost of subscriptions is mainly attributed to reduced hosting fees from a customer who cancelled their agreement in the fourth quarter of 2016, offset by an increase in costs from adding new customers.  The gross margin percentage was 66% in the first nine months of 2017 compared to 70% in the first nine months of 2016. The slight decline was due to the reduced revenue from a large customer who canceled their hosting contract in the last quarter of 2016 which lowered revenue, partially offset by the reduction in hosting costs.

Cost of services and maintenance increased 9% to $10,913,000 in the first nine months of 2017 from $10,051,000 in the first nine months of 2016.  The increase in cost of service and maintenance is attributed primarily to increases in contracted headcount who provided consulting services in Japan, increased travel expenses and salary increase in all regions partially offset by headcount reductions in the U.S.  The services and maintenance gross margin percentage was 27% in 2017 and 21% in 2016. The improvement in the gross margin is due to the increase in service revenue in Japan and headcount reductions in the U.S.  partially offset by increase in headcount in Japan and travel expenses and salary increases in all regions.

Gross Profit

Gross profit increased 15% to $5,084,000 in the first nine months of 2017 from $4,431,000 in the first nine months of 2016.  As a percentage of revenue, gross profit was 28% in the first nine months of 2017 compared to 26% in the first nine months of 2016.  The year-over-year increase in gross profit was largely driven by the increase in service and maintenance revenue as well as a slight decrease in cost of subscriptions. Partially offsetting these components was a decrease in license and subscription revenues, and increases in cost of software license fees and cost of services and maintenance.

Operating Expenses

Product Development

Product development expense increased 55% to $947,000 in the first nine months of 2017 from $610,000 in the first nine months of 2016.  Fluctuations in product development expense from period to period can vary due to the amount of development expense which is capitalized.  Software development costs of $1,987,000 were capitalized in the first nine months of 2017 compared to $2,323,000 during the same period in 2016, a decrease of $336,000.  Gross development expense was $2,934,000 during the first nine months of 2017, essentially unchanged, compared to $2,933,000 for the same period in 2016.  Product development expense as a percentage of revenues was 5% in first nine months of 2017 compared to 4% during the same period in 2016.

Sales and Marketing

Sales and marketing expense decreased 18% to $2,587,000 in the first nine months of 2017 from $3,166,000 in the first nine months of 2016. The decrease in sales and marketing expense is attributable to decreases in marketing headcount and lower commissions on sales due to the decline in license sales partially offset by an increase in headcount in sales and marketing costs related to the ACE Conference held by the Company in June 2017. The Company continues to focus on expanding its market presence through intensified marketing efforts to increase awareness of the Company's products, including its newest product, SaaS and its subscription services.  This occurs through the use of Webinars focused in the vertical industries in which the Company operates, attendance at selected trade shows, and increased efforts in lead generation for its sales force.  As a percentage of revenues, sales and marketing expenses was 14% in the first nine months of 2017 compared with 19% in the first nine months of 2016. The decrease in costs relative to revenues is due to higher revenues in the first nine months of 2017.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company's finance, administrative and executive management personnel, legal costs, accounting costs, foreign currency exchange, bad debt expense and various costs associated with the Company's status as a public company. General and administrative expenses decreased 2% to $2,105,000 in the first nine months of 2017 from $2,147,000 in the first nine months of 2016.  The decrease was mainly driven by reduced executive management costs and lower travel expenses partially offset by costs to hire and retain inside legal counsel.   As a percentage of revenues, general and administrative expenses were 11% for the nine months ended September 30, 2017 and 13% in the first nine months of 2016. The decrease in costs relative to revenues is due to higher revenues in the first nine months of 2017.

Interest Expense, Net

Interest expense was $144,000 in the first nine months of 2017 compared to $76,000 of interest expense in the first nine months of 2016.  The increase in interest expense resulted from the Company canceling its line of credit with SVB Bank and fully amortizing the remaining $35,000 deferred financing costs related to that line of credit.  In addition, increased interest expense resulted the term loan and line of credit from Bridge Bank, with an increased borrowing capacity, that started in August 2017.

Income Tax Expense

The Company recorded income tax expense of $21,000 for the nine months ended September 30, 2017 compared to $30,000 for the nine months ended September 30, 2016.  The tax expense resulted from the tax provision in Israel.

Liquidity and Capital Resources

    Operating Activities

The Company generated $2,051,000 of cash from operating activities in the first nine months of 2017 compared to $1,396,000 for the first nine months of 2016.  The increase in operating cash flows of $655,000 was due to a reduction in net loss by $878,000, an increase in non-cash expenses of $307,000, an increase in accounts payable and accrued expenses of $657,000 and an increase in cash provided by other assets of $34,000; partially offset by increased accounts receivable of $869,000, increased prepaid expenses of $115,000 and a decrease of deferred revenues of $225,000.

    Investing Activities

The Company used $1,991,000 for investing activities in 2017, $406,000 less than the same period in 2016.  Most of the reduction, $336,000, is due to lower capitalized software development costs.  The remainder of the difference results from lower capital expenditures of $44,000 and reduced short-term investments of $26,000.

Financing Activities

The Company generated $622,000 of cash from financing activities in the first nine months of 2017 compared to generating $122,000 in the first nine months of 2016.  The increase in cash provided by financing activities in 2017 was due to reduced payments of preferred stock dividends of $250,000 in 2017.  In addition, the Company borrowed $6,734,000 and repaid $8,661,000 during the first nine months of 2017 compared to borrowing $500,000 and repaying $48,000 in the same quarter last year on its line of credit from SVB. The Company borrowed $2,723,000 on its line of credit and term note with WAB during the first nine months ended September 30, 2017.

The effect of exchange rates on cash related to the U.S. dollar exchange rates for most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, resulted in a decrease of cash of $8,000 in 2017 compared to an increase of $39,000 in 2016.

The Company has a history of net losses and an accumulated deficit of $36,157,000 as of September 30, 2017.  In the first nine months of 2017, the Company generated a net loss of $720,000 compared to a net loss of $1,598,000 in the first nine months of 2016.  Further, at September 30, 2017, the Company had a working capital ratio of 0.55:1, with cash and cash equivalents of $1,328,000 compared to December 31, 2016 when the Company had cash and cash equivalents of $661,000.  The increase in cash and cash equivalents for the first nine months of 2017 was primarily driven by increases in cash provided by operations and net cash provided by financing activities offset by cash used for the Company's capitalized software development costs. The increase in cash provided by operating activities was primarily due to a decrease in the net loss as well as increased collections and billings of accounts receivable and an increase in deferred revenues.

As of September 30, 2017 the Company owed $2,323,000 against the line of credit from Western Alliance Bank ("WAB").   As of September 30, 2017, the availability under the line of credit was $39,000.  In April 2017, the Company extended its Revolving Loan Agreement and associated Revolving Promissory Note with its Chief Executive Officer/Director.  The loan provides an unsecured $1,000,000 revolving line of credit to the Company.    The proceeds of the borrowings, if needed, will be used by the Company for operating activities. If an extension of the line of credit is appropriate and agreed to by the Chief Executive Officer/Director, we will then obtain the necessary approvals from WAB. As of September 30, 2017, there are no amounts outstanding with the Chief Executive Officer/Director.  In addition, the Company has a term loan with WAB for $400,000 that is extended through August 2019. The Company has projected revenues that management believes will provide sufficient funds along with available borrowings under its lines of credit and term loan to sustain its continuing operations through at least December 31, 2018.

The Company was in compliance with the earnings covenant, but not in compliance with the liquidity covenant for the line of credit with WAB as of September 30, 2017. However, WAB provided a forbearance agreement which defers its right to exercise the default provision of the line of credit until December 1, 2017.  During the forbearance period, WAB shall have no further obligation to make any additional borrowings available to the Company or to provide any other extensions of credit during the forbearance period.  However, the Company agrees that, if in the sole and absolute discretion of WAB, they make any discretionary financial accommodation during the forbearance period, such act shall not constitute (i) a waiver of any of the existing default covenants, which may now exist or which may occur after the date of the forbearance agreement, or (ii) an agreement on the part of WAB to make any further extensions of credit of any kind to the Company at a later date.

The Company was in compliance with the liquidity covenant as of October 31, 2017 and expects to be able to continue to comply with required covenants under the agreement with WAB for at least the next year.  As a result, the amounts due to WAB under the line of credit and term loan as of September 30, 2017 were classified in the accompanying consolidated balance sheet in accordance with the repayment terms stipulated in the agreement with WAB.  In addition, the Company is currently working with WAB to change the financial covenants in the existing loan agreement to better reflect the liquidity of the Company.  In the event the Company does not meet its covenants after December 1, 2017 and WAB does not extend a waiver or forbearance agreement, and the Company believes that it does not have adequate liquidity to operate, if necessary, the Company will implement a cost cutting plan that reduces its expenditures to the appropriate level that matches its operating cash flows.

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

Interest Rate Risk.  At September 30, 2017, the Company's debt consisted of lines of credit with its Chief Executive Officer/Director and WAB.  At September 30, 2017, the outstanding balance owed on our line of credit under the revolving credit facility with WAB was $2,323,000 and there were no amounts outstanding with its Chief Executive Officer. The SVB line of credit was canceled in August 2017.  Our credit facility WAB has variable interest rates, which exposes us to interest rate risk.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency.  For the nine months ended September 30, 2017, approximately 47% of the Company's overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company's non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4. CONTROLS AND PROCEDURES

Our management has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASTEA INTERNATIONAL INC.

Date: November 14, 2017	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017	/s/Rick Etskovitz
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