Form 10-K
period 2017-12-31
ASTEA INTERNATIONAL INC
filed 2018-03-29
CIK 945989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K
(Mark One)
☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2017 (based on the closing price of $2.25 as reported by the OTCQB marketplace of the OTC Markets Group, Inc. as of such date) was $1,764,200.  For purposes of determining this amount only, the registrant has defined affiliates of the registrant to include the executive officers and directors of registrant and holders of more than 10% of the registrant's common stock on June 30, 2017.

As of March 27, 2018, 3,594,549 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Astea's software has been licensed to approximately 665 companies worldwide. Its customers range from mid-size organizations to large, multinational corporations with geographically dispersed locations around the globe. The Company markets and supports its products through a worldwide network of direct and indirect sales and services offices with corporate headquarters in the United States and regional headquarters in the United Kingdom, Australia and Japan.  Sales partners include distributors (value-added resellers, system integrators and sales agents) and original equipment manufacturing partners ("OEM partners"). See Note 12 to the Consolidated Financial Statements Geographic Segment Data for revenues, income (loss) from operations and long lived assets related to each of the Company's geographic operating regions for the past two years.

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

Industry Overview – Field Service Management

Field Service Management is generally defined as a technician performing repair, installation, or maintenance activities at a customer site. It involves the manual or automated creation and management of incoming service requests, scheduling and dispatching of service technicians, coordinating parts planning, delivery and usage, managing contracts, meeting service level agreements based upon problem severity and impact, and the repair, refurbishment and retirement process for assets. This definition is increasingly expanding to include remote maintenance and predictive maintenance performed by both a technician or intelligent technology (if such activities fall within a standard service contract). Field service organizations vary greatly in size, industries and supported technologies. Although every industry relies on field service to some degree, for certain industries, field service is critical. Equipment, ranging from computers and peripherals to building systems, office equipment and medical equipment depends on field service. Sometimes this equipment is the lifeblood of a customer or potential customer, and any downtime or service interruption can significantly impair operations or even endanger human life and safety.

Today's service-driven enterprises must plan and manage complex service delivery on a global scale. They must be sensitive to an ever more demanding customer and be effective at using new business processes to service an increasingly more complex and connected set of intelligent assets. The benefits of implementing service management solutions are applicable in virtually every service organization, regardless of type, size, or geography served.

Current Product Offerings

Astea Alliance

Your Customers
MARKETING
SALES
SUPPLY CHAIN
HR / ADMIN
SERVICE
YOUR BUSINESS
ASSET MANAGEMENT
WORKFORCE PLANNING
MOBILE WORKFORCE MANAGEMENT
REVERSE LOGISTICS MANAGEMENT
CUSTOMER MANAGEMENT
SERVICE MANAGEMENT
ASTEA SOLUTIONS
CUSTOMER SELF-SERVICE
PROJECT MANAGEMENT
CONTACT CENTER
SALES & CUSTOMERS
THIRD PARTY VENDOR MANAGEMENT
WORKFORCE PLANNING
MOBILE WORKFORCE MGMT
ORDER PROCESSING
FIELD SERVICE
DEPOT REPAIR
SCHEDULING OPTIMIZATION
CONTRACT & WARRANTY MGMT
SERVICE PARTS & LOGISTICS
BUSINESS INTELLIGENCE
KNOWLEDGE MANAGEMENT
WAREHOUSE
ORACLE
ORACLE SIEBEL
SUPPLIERS
QuickBooks
salesforce.com
EPICOR
LOGISTICS PROVIDER
ORACLE J.D. Edwards
CHANNEL PARTNERS
Microsoft Dynamics
SAP
ASTEA INTEGRATION
FINANCIALS
THIRD PARTY REPAIR
SERVICE LIFECYCLE

Astea Alliance is a service management offering that includes both software applications and services. The software product consists of a series of applications. The offering has been developed as a global solution for large, complex, service-driven organizations who often require multi-lingual and multi-currency capabilities in both the cloud and on-premises.

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

In 2017, Astea issued Astea Alliance Version 14.5. This release represented a major step in unifying and connecting all service stakeholders—both within and outside of an organization—into one cohesive service ecosystem focused on delivering superior service outcomes for a company and its customers. Designed to share information and data effortlessly through more physical and digital mediums that previously were not possible, Astea Alliance Version 14.5 provides extensive connectivity designed to strengthen the relationship between a service provider and its customer: portals that provide a 360 degree view of the relationship; the ability to leverage contingent worker job markets; seamless scheduling of employee, third party and contingent workers within one environment; and a best-in-class mobile experience for technicians, subcontractors and customers.

FROST & SULLIVAN

2017

BEST PRACTICES AWARD

NORTH AMERICAN
MOBILE WORKFORCE MANAGEMENT
CUSTOMER VALUE LEADERSHIP AWARD

The market's response to Alliance version 14.5 includes a prestigious award from Frost & Sullivan, a well-recognized industry focused firm, which granted us the 2017 Customer Value Leadership Award for Mobile Workforce Management.

A summary of features released with Astea Alliance 14.5 are highlighted below. They include:

•
Give Customers Visibility and Control over their Service Experience The Alliance Mobile Customer Portal breaks down the traditional barriers between service providers and customers. Organizations can now provide customers with a convenient mobile portal where they can interact with their service partner in real-time using intuitive technology that is accessible anytime, anywhere, on nearly any mobile device. In the Alliance Mobile Customer Portal, clients can self-service a variety of tasks: create and edit service orders; view contract quotations; view invoices and activities; and visualize the service technician traveling in real time. Customers can also search the Knowledge Base for answers to service issues, which may prevent the dispatching of a technician, further reducing service costs and freeing up limited resources. The Alliance Mobile Customer Portal also enables service organizations to upsell, resell and cross-sell to customers, thereby adding new revenue streams at no additional cost.

•
Augment Your Mobile-First Strategy with Modern Mobile Experiences for All Workforces - Included in this release is the newest version of Astea's mobile application, Alliance Mobile Edge, which utilizes the latest in mobile development technology and design principles. While Alliance Mobile Edge delivers the features and functionality that native field technicians require, the new Vendor Mobile application offers a streamlined version that is designed for third party workers. Alliance Vendor Mobile answers the market's increasing need to provide seamless connectivity with contingent workers. It also ensures that a contingent workforce has access to the same tools as native workers; the end result of which is greater efficiency and productivity across an entire service organization and a seamless, cohesive customer experience.

•
Leverage a Contingent Workforce in a Cohesive, Efficient Way - The use of contingent workers is a growing trend in the field service industry, because it offers numerous benefits. Contingent workers can only deliver these benefits if organizations can use them in a cohesive, seamless manner that aligns with their own service standards. The new version of Alliance enables companies to leverage any type of worker in the most effective way, and then monitor their performance as if the employee was their own. Service companies can consider the best and most cost-effective mix of native, third party and contingent workers when scheduling and dispatching right within the Alliance platform. In addition, contingent workers stay connected to the back office in real-time, giving service organizations visibility into all field workers and enabling them to schedule, monitor performance and bill more efficiently.

•
Optimize Schedules across All Workforces and Align with Parts Delivery - The latest version of Alliance delivers significant enhancements to its Dynamic Scheduling Engine (DSE) and Dispatching Console so that organizations can optimize schedules across all of its workers, control and reduce costs, and meet customers' increasing demands for tighter appointment windows. These capabilities allow service organizations to not just optimize schedules and costs, but also differentiate their service experience from other competitors in their market.

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

Alliance Depot Repair

Alliance Depot Repair automates the tracking of assets through equipment calibration and repair chains, including merchandise ownership, location, repair status and warranty coverage. Objectives are to gain real-time visibility of all repair chain activities, ensure compliance with warranty and contractual agreements, respond to customer inquiries with up-to-the-minute repair status, collect and analyze repair statistics for product design improvement, and reduce overhead such as inventory carrying costs. Applications support in-house, subcontractor and vendor calibration and repair; customer and vendor exchanges and advance exchanges; equipment on loan; change of ownership; merchandise shipments, cross shipments and pickups; consolidated repair orders; and, storage and refurbishment programs. Integration with other Astea Alliance modules allows repair orders and repair status queries to be initiated from customer contact centers, field service, field sales and warehouses as well as the repair depot.

Alliance Field Service

The Alliance Field Service core application delivers a set of automated capabilities intended to streamline and improve management of field service activities. By automating workflow, field service representatives should be able to efficiently complete and document assignments, manage vehicle assets, capture expenses and generate revenue through add-on sales during a customer contact. Applications alert dispatchers to contractual minimum response times and expedite coordination of field force skills matching, scheduling, dispatch and repair parts logistics. The use of the Dynamic Scheduling Engine automates much of this process. The software supports all field service categories including equipment project installations, break/fix activities, planned maintenance and predictive maintenance. Applications can be integrated with equipment diagnostic systems for fully automated solutions that initiate and prioritize service requests and dispatch assignments to field employees' smartphones, laptops or tablets without human intervention, or that facilitate remote maintenance activities.

The latest version of Alliance delivers significant enhancements to the Field Service core application's Dispatch Console, enabling organizations to optimize schedules across all workers, including employees, third party and contingent workers. This allows organization to control and reduce costs and meet customers' increasing demands for tighter appointment windows using a wider range of workers. In addition to optimizing schedules across all workforces, the Dispatch Console now offers "just-in-time service" which coordinates the schedule of each technician with the parts delivery date.

Alliance Logistics

The Alliance Logistics core application is divided into three functional portals. These are Supply Chain, Inventory Management and Reverse Supply Chain, reflecting the diversity of needs in this area. Seamlessly integrated with sales and service applications, Alliance Logistics enables service organizations to control inventory costs, manage assets and implement proactive service management strategies. Automated calculation of stock profiles based on usage eliminates overstocking and dramatically reduces costs associated with storing, depreciating, and insuring inventory. The application supports parts and tools management for effective field service delivery and Service Level Agreements compliance. We believe that improved cost management improves cash flow by streamlining and shortening the cycles from inventory to usage to billing and collection. Lower logistics costs create opportunities to recognize higher margins on products and services. Key areas to apply Alliance Logistics include asset management, field service parts/tools management, demand fulfillment and sales fulfillment.

Alliance Order Processing

The Alliance Order Processing module provides straightforward functionality for the management of quotations and order fulfillment. Quotations can be created for the sale of products and the provision of field services. Integration with the approvals process and the Logistics and Field Service modules ensures efficient management control and sustainable promises for delivery. This application is ideally suited to the sale of "consumable products" in association with the provision of equipment-based services, but can be equally applied to the supply of finished products resulting from up-sell and cross-sell opportunities.

Alliance Professional Services

Alliance Professional Services supports management of knowledge workers, such as those deployed by professional services organizations and internal service departments of large organizations. Functionality focuses on planning, deploying and invoicing service engagements that can extend for days, weeks, months and years. Applications are expected to improve resource planning and allocation, workflow management, consultant time and expense reporting, subcontractor and vendor invoice processing, customer billing and visibility of service engagements. Integration with other Astea Alliance modules delivers an end-to-end solution to market, sell, manage and bill professional services. Capabilities to share sales, service, project, and post-project field service data across the enterprise, generally enables professional services organizations to operate with less overhead, improved cash flow, higher profitability, and more competitive bidding.

Alliance Sales

Alliance Sales consolidates and streamlines the sales processes of an enterprise, from quote generation through order processing, at all points of customer contact including field sales, inside sales, contact center sales and field service sales. Lead-to-close sales process capabilities include integration with customer support and field service applications, leveraging all enterprise knowledge pools with the goal to increase sales opportunities, margins and close rates. Consolidated views of sales and service data also provide a clearer understanding of enterprise operations to drive strategic business decisions. Sales force automation application automates business rules and practices such as enterprise-defined sales methodologies, sales pipeline management, territory management, contact and opportunity management, forecasting, collaborative team selling and literature fulfillment. Other Alliance applications, such as our mobility solutions, prompt customer support and service staff to up-sell and cross-sell during contact with customers.

Alliance Dynamic Scheduling Engine ("Alliance DSE")

Alliance DSE is the next level of field service scheduling solutions for a new era of service management. It is a real-time scheduling solution designed to optimize and balance the tradeoffs between service cost and level of service, in accordance with management's philosophy. It addresses the specific challenges of field service scheduling, while simultaneously calculating ways to increase efficiency, accuracy and profitability with the goal to help users sustain a competitive advantage in today's customer experience-oriented market place. One key differentiator for the Astea Alliance DSE is its ability to calculate the most efficient route and schedule by blending traditional break/fix activities with preventive maintenance activities, project activities and predictive maintenance, while also factoring in how unplanned maintenance activities influence the need for future planned service activities.

With the Astea Alliance Version 14.5 release, the DSE application was enhanced to help companies more efficiently schedule service activities across all types of workers available in today's market, which includes employees, and third party and contingent workers. The use of contingent workers is a major trend in the field service industry as it offers service organizations numerous benefits including: flexibility and agility; overcoming geographic limitations; ability to scale with business expansion in a cost-effective manner; and the ability to meet growing customer demands. We believe that Alliance DSE provides maximum flexibility that enables companies to proactively drive, manage and monitor all technicians through demand forecasting, workforce profiling, and operational optimization.

Alliance Workforce Planning

Workforce Planning assists in forecasting workforce requirements based on planned and unplanned orders and tracks actual results against the plan. Multiple workforce plans can be created, and plans can be maintained for different groups of resources and/or different planning periods. The Workforce planning module is flexible and can be leveraged to create plans that are comprised of days dedicated to only unplanned work, or the workforce can be allocated a percentage of planned work to be accomplished. Workforce demands for service technicians are not always consistent from period to period or from branch to branch. This often times creates a surplus of manpower in some locations and a shortage in others. Based on an Alliance Workforce plan, personnel can be temporarily transferred to another branch or action group to absorb the additional workload. A workforce plan shows the daily available hours for labor, and compares these to the daily activities from both planned and unplanned selected sources, including PM schedules, field change orders, project demands, committed sales orders and unplanned work. Plans can be frozen to compare actual time spent against the frozen plan to track performance.

Astea Alliance Mobile Applications

Astea's Alliance Mobility Suite consists of Alliance Mobile Select, which is Astea's original mobile solution supporting Windows Mobile devices and Windows laptops, Alliance Mobile Universal, Alliance Third Party Vendor Mobile and the newest addition, Alliance Mobile Edge.

Alliance Mobile Edge - Alliance Mobile Edge utilizes the latest in mobile development technology and design principles to help companies increase user adoption, boost technician productivity, improve service margins and contract profitability, and deliver a superior user experience. Alliance Mobile Edge simplifies the complexity of today's service experience by combining deep functionality, robust customer and asset lifecycle information, and powerful new emerging technology with highly-configurable interfaces, workflow rules and reporting. The result is a platform designed to enhance technician effectiveness and efficiency in every possible way, including the ability to create a digital work environment that suits each technician's affinity for technology and speed of learning.

Astea Alliance Mobile Edge sets a new standard in mobile workforce management, offering industry leading features and benefits, including:

•
A Sleek, Intuitive User Interface Inspired by the Latest Google Material Design Principles: Technicians will execute their workflow, interact with information and launch productivity-enhancing applications through a sleek new user interface (UI) inspired by Google's Material Design principles. The familiarity of this design aids in easy adoption and allows users to intuitively understand how to interact with the application, minimizing the number of screen touches for greater efficiency. Alliance Mobile Edge leverages the latest mobile technology infrastructure, making it more powerful than ever before, with faster rendering, automatic landscape and portrait orientation changes, embedded legends, intelligent help screens and numerous other features designed to enhance user satisfaction.

•
Unprecedented Configuration Capabilities: Alliance Mobile Edge puts the power to customize the work environment in the hands of business users. Non-technical users can now mirror the most efficient and effective way of working through robust configuration settings. Administrators, managers or supervisors can configure the application to accommodate the needs of each individual worker. The Mobile Edge customizer allows organizations to balance universal settings and workflows with local requirements by function, region, business unit, customer group or skill set. New users can start in "simple mode" utilizing only basic functions, before experience and training allows them to move into "slim" or "full mode" where additional capabilities are available. This gives workers a natural progression designed to ease them into the application, all while working in a way that accommodates an organization's need for standardization and consistency.

•
Easy-to-Use Productivity Tools for Faster Learning and Greater End User Adoption: Every aspect of Alliance Mobile Edge was designed to allow technicians to focus on their job—not on the technology that supports it. Technician-enhancing tools, including team and crew collaboration, "Google-like" knowledge base search results, augmented reality and Artificial Intelligence, are all at their fingertips. These features are designed to help engineers diagnose problems, make repairs, perform preventative maintenance and resolve customer issues quickly, even if they have never before worked with a piece of equipment. Alliance Mobile Edge was designed to help overcome the challenges of an aging workforce, the ever growing number of increasingly complex new assets in the field, and new worker inexperience.

Alliance Mobile Edge is optimized to operate with the latest devices in the market including Android smartphones and tablets, iPhones, and iPads. Organizations can choose the device that works best for their environment and still be able to leverage the most powerful mobile solution designed specifically for the way field technicians work.

Alliance Third Party Vendor Mobile

While Alliance Mobile Edge delivers all the features and functionality that native field technicians require, the new Alliance Third Party Vendor Mobile application offers a streamlined version designed for third party workers to use when processing their service order assignments. Alliance Third Party Vendor Mobile answers the market's increasing need to provide seamless connectivity with third party and contingent workers. It also ensures that a contingent workforce has access to the same tools as native workers; the end result of which is greater efficiency and productivity across an entire service organization and a seamless, cohesive customer experience.

Astea Alliance Extended Portals

Alliance Customer Portal

The Alliance Customer Portal enables service companies to give today's highly demanding customers what they want—greater visibility into and control over their service experience. It also enables them to reduce costs by shifting customer service activities to a less expensive channel. The Alliance Customer Portal is a secure, multi-level entry point web or native application environment that facilitates service, sales and account management activities without the need for direct employee involvement. It empowers the service organization's end customers to take actions that benefit both parties. It reduces routine phone calls, emails and other communications to customer contact centers, freeing up resources for those customers that do have needs which can only be met by a real service representative. The pre-defined Entry-Level, Standard and Enterprise profiles, in connection with a security utility, are designed to ensure tight control on access to sensitive data and a range of configurable features. The portal also provides another channel to promote and sell more products and services to an existing customer base, thereby adding new revenue streams at no additional cost. The customer portal can delay or eliminate needs for contact center expansion and associated increases in facility, equipment and staffing costs.

Alliance Mobile Customer Portal

With the release of Alliance Version 14.5, Astea introduced a new Mobile Customer Portal that allows a company's end customer to access the Alliance Customer Portal from an Android or iOS mobile device. Companies can now provide customers with a convenient mobile portal where they can interact with their service provider in real-time using intuitive technology that is accessible anytime, anywhere, on nearly any mobile device. In the Alliance Mobile Customer Portal, clients can self-service a variety of tasks: create and edit service orders; view contract quotations; view invoices and activities; and visualize the service technician traveling in real time. Customers can also search the Knowledge Base for answers to service issues, which may prevent the need to dispatch a technician, further reducing service costs and freeing up limited resources.

Alliance Vendor & Third Party Management Portal

The Vendor & Third Party Management portal enables companies to manage their external vendors and third party service providers with a robust, secure and unified platform. This portal can now serve as their single point of information for all full-time and out-sourced stakeholders. As a result, they will have the necessary level of upstream and downstream visibility and accountability that is a critical stepping stone to better service network automation and optimization. Whether that third party is an external service agent or a vendor that supplies parts, they will now be able to track and manage all of the parties that participate in your service supply chain. Their vendors and external service agents will have access to a secure portal that allows them to enter, update and view pertinent information as it relates to a service order and logistics and reverse logistics functions. Service organizations are able to easily interconnect their entire service lifecycle ecosystem to eliminate redundant processes and drive ongoing efficiencies. Additionally, organizations benefit by increased visibility, collaboration and communication.

Astea Alliance Reporting and Business Intelligence ("Alliance BI")

For proactive service management, Alliance BI provides highly visual, real-time analysis of business performance, focusing on key performance indicators—a tool that facilitates businesses' understanding of customer behavior. Alliance BI enables the viewing of information for the entire enterprise, increasing revenues and identifying new business opportunities. Alliance BI has been designed to ensure that users of all kinds have immediate access to crucial information whenever it's needed. In the boardroom, at agent level, or even for customers, this tool effortlessly allows the viewing of performance data such as performance against service level agreements, contract profitability, product failure rate, repair turnaround times, customer satisfaction and engineer efficiency. Reports allow businesses to see how many orders have met their contractual service estimated time of arrival and how many failed, which helps organizations better understand customer satisfaction. Workloads show the available working hours at a specific location in contrast to the demand for workforce planning and optimization.

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

Alliance Knowledge Base

Alliance Knowledge Base provides powerful and scalable enterprise search functionality for corporate content, across a network or on a portal, intranet or Internet site, or mobile device. Delivering single-point access to enterprise-wide data collections; full-text searches can be conducted quickly and easily across disparate data sources, improving knowledge retention and sharing across the organization. Alliance Knowledge Base offers advanced functionality for entering queries and results navigation to help users quickly find the information they need. Alliance Knowledge Base can provide user-friendly access to a vast range of information, including product manuals, technical support documentation, maintenance histories, repair notes, announcements, and much more. With search functionality, Alliance Knowledge Base becomes much more than simply an operations tool; it provides organizations the capability to share all sorts of information, improve problem resolution times, and improve the quality of decision-making across an organization.

FieldCentrix Enterprise Suite

The FieldCentrix Enterprise is a service management solution that runs on a wide range of mobile devices, and integrates seamlessly with popular customer relationship management (CRM) and enterprise resource planning (ERP) applications. Add-on features include a web-based customer self-service portal, workforce management capabilities, and equipment-centric functionality.  FieldCentrix has licensed applications to companies in a wide range of sectors including HVAC, building and real estate services, manufacturing and process instruments and controls, and medical equipment.

In 2017, Astea released FieldCentrix Version 7. This release supported the core themes of the Company's product development strategy by enhancing usability, facilitating easier administration of the software, and driving further cloud deployment adoption. Highlights of this release include:

•	A streamlined, flexible interface that matches the preferences of today's end users;
•	Technical updates to certain applications to support operation on today's most popular browsers;
•	Appearance enhancements that support better internal branding for customers; and
•	The ability to adopt business logic through configuration settings, minimizing the need for customization.

These enhancements were guided by our longstanding design principles, which state that customers should be able to adopt new capabilities when they are ready and that all new updates should remain highly compatible with existing customer systems, making upgrading to newer releases easy.

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

FX Mobile

FX Mobile is a workflow software product that uses wireless communications technology with smartphones, laptops, and tablets to automate field service processes and should help field service personnel do their jobs better and faster. FX Mobile leverages the latest HTML5 technology, optimized for the latest devices such as Android, iPhone and iPad, to deliver a sleek and innovative user interface while still providing the ability for mobile workers to continue working whether they are in or out of wireless coverage. With FieldCentrix's technology, field service workers are able to complete their work, uninterrupted, regardless of wireless coverage. Along with FX Service Center, FX Mobile eliminates the manual inefficiencies and paperwork that can overwhelm service technicians and an organization's business. With FX Mobile, service technicians receive work orders electronically on their mobile devices. It then guides them, screen by screen, through the job – prompting them to perform standard tasks, take notes, and even record future recommended repairs or activities. With FX Mobile, field service personnel can now spend their time in the field, better serving customers, generating new business, and increasing organizations' bottom lines. FX Mobile is an international offering that supports various languages, as well as currencies, measurement systems and time zones.

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

Astea Client Services

Professional Services

Astea's typical professional services engagement includes planning, prototyping and implementing Astea's products within the client's organization, and follow-up engagements designed to increase the efficiency of a service operation, increase the revenue it generates, or influence the customer experience. Some customers may require customization during the initial implementation or as a follow-on activity to create a more nuanced workflow or customer experience.

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

The professional services team then performs the implementation phase, in which Astea's professional services personnel work with the client to develop detailed data mapping, conversions, interfaces and other technical and business processes necessary to integrate Astea's solutions into the customer's computing environment. Ultimately, education plans are developed and executed to provide the customer with the process and system knowledge necessary to effectively utilize the software and fully implement the solution.

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

During all phases, professional services are generally charged on an hourly or daily basis.

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

During the implementation phase, Astea's technical services team is often engaged to assist with the functional and/or technical design as related to customer desired system personalization, minor customization and interfaces, often referred to as "gaps". Gap solutions are assessed and categorized into system, studio, customization or interface. Utilizing the services of the customer project team, Astea professional services and Astea technical services create Business Requirement Documents ("BRDs") for all customizations and interfaces. Astea technical services will provide specifications and a quote for the customization. The customer and Astea agree on the outcome of the customization and all expected outputs prior to the actual development customization. Following acceptance of the BRDs, code will be written as per design. QA of the code with test data sets will complete these efforts.

Astea's technical services team will also provide testing and go live support, as required.

Customer Support

Astea's customer support organization provides customers with telephone and online technical support, as well as product enhancements, updates and new software releases. The Company can provide 24/7 "follow-the-sun" support through its global support network. Local representatives support all regions of Astea's worldwide operations. Astea personnel or a distributor's personnel familiar with local business customs and practices provide support in real-time and usually spoken in native languages. Typically, customer support fees are established as a fixed percentage of license fees and are invoiced to customers on an annual basis. Astea's customer support representatives are located in the United States, Europe, Israel, Japan and Australia. In addition, Astea provides customer support 24/7 with its self-service portal. The maintenance offering provides customers with support and help desk services, as well as software service packs and unspecified release upgrades for the modules they have purchased.

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

Customers

The Company estimates that it has sold licenses to approximately 665 customers ranging from small, rapidly growing companies to large, multinational corporations with geographically dispersed operations and remote offices. The broad applicability of the Company's products is demonstrated by the wide range of companies across many markets and industries that use one or more of Astea's products, including customers in information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail/point-of-sale systems equipment, HVAC, office automation equipment, imaging systems, fire and security, gaming/leisure equipment, facilities management, telecommunications and other related industries with equipment sales and service.  In 2017, there were no customers that accounted for 10% or more of total revenues, and in 2016, there was one customer that accounted for 13% of total revenues.

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

Astea's corporate marketing department is responsible for product marketing, lead generation and marketing communications, including the Company's corporate website, dialogue with high tech industry analysts, trade conferences, advertising, digital marketing, online and traditional seminars, direct mail, product collateral, public relations and partner development. Based on feedback from customers, analysts, business partners and market data, the marketing department provides input and direction for the Company's ongoing product development efforts and opportunities for professional services. In 2017, the Company also hosted one its most successful annual conferences for users of Astea Alliance and FieldCentrix products. Conference participants attended training sessions, workshops and presentations, and interacted with other Astea product users, Astea management and staff, and technology partners, providing important input for future product direction.

In 2017, Astea made significant changes in both sales and marketing, improving personnel, process, approach and infrastructure. Last year the Company began enhancing its marketing strategies to improve how it communicates the unique value of its products, services and industry expertise. We have already seen positive responses from the market due to our reinvigorated sales and marketing culture.

Astea's international sales accounted for 47% of the Company's revenues in 2017 and 36% of the Company's revenues in 2016.  See "Risk Factors — Expansion of International Sales."

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

The Company uses widely accepted commercially available application development tools from Microsoft Corporation. These software tools provide the Company's customers with the flexibility to deploy Astea's products across a variety of hardware platforms, operating systems and relational database management systems. The latest Astea Alliance solution suite is engineered for existing and emerging Microsoft technologies such as Microsoft.NET Framework, Visual Studio 2012, Windows Presentation Framework, Internet Information Server, and supports Windows 7, Windows 8, Windows 10, Windows Server 2012 & 2012 R2, MS SQL 2012 & 2012 R2, MS SQL 2015, Oracle Databases 10 & 11, and BizTalk Server. Astea Alliance supports deployments in both on-premise and cloud environments by leveraging a multi-tenant architecture. This multi-tenant architecture supports running the application using one set of hardware/software, serving multiple client organizations (tenants). The computing resources and application code are generally shared between all the tenants on a server. Each tenant has its own set of data that remains logically isolated from data that belongs to all other tenants.

In addition to product development that is conducted at Company facilities in the United States and Israel, Astea may participate in contractual relationships with complementary technology companies to reduce time-to-market with new product capabilities in order to continually increase its value proposition to both existing and prospective customers.

The Company's expense for product development for both the years ended December 31, 2017 and 2016 was $1,303,000 and $1,099,000, respectively. These expenses amounted to 5% and 4% of total revenues for 2017 and 2016, respectively.  The Company's capitalized software development costs were $2,633,000 and $2,939,000 in 2017 and 2016, respectively.  Total software development costs decreased $102,000 to $3,936,000 in 2017 compared to $4,038,000 in 2016. The Company anticipates that it will continue to allocate substantial resources to its development effort for the upgrade of its suite of products.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors — Need for Development of New Products."

Manufacturing

The Company's software products are distributed electronically via a client-server file transfer protocol.  Included with the software products are security keys (a software piracy protection) and documentation available electronically and in hard copy.

Competition

The service management software market is intensely competitive and subject to rapid change. To maintain or increase its position in the industry, the Company will need to continually enhance its current product offerings, introduce new products and features and maintain its professional services capabilities. The Company currently competes on the basis of the depth and breadth of its integrated product features and functions, including the adaptability and scalability of its products to specific customer environments; the ability to deploy complex systems locally, regionally, nationally and internationally; product quality; ease-of-use; reliability and performance; breadth of professional services; integration of Astea's offerings with other enterprise applications; price; implementation time; and the availability of Astea's products on popular operating systems, relational databases, cloud-based, Internet and communications platforms.

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

Licenses and Intellectual Property

Astea considers its software proprietary and licenses its products to its customers under written license agreements.  The Company also employs an encryption system that restricts a user's access to source code to further protect the Company's intellectual property.  Because the Company's products allow customers to use the software's built-in features to customize their applications without altering the framework source code, the framework source code for the Company's products is typically neither licensed nor provided to customers.  The Company does, however, license source code from time to time and maintains certain third-party source code escrow arrangements.  See "— Customers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Employees

As of December 31, 2017, the Company, including its subsidiaries, had a total of 171 full-time employees worldwide, 82 in the United States, 14 in the United Kingdom, 3 in the Netherlands, 46 in Israel, 11 in Australia and 13 in Japan.  In addition, we have 3 part-time employees in Israel.  The Company's future performance depends, in significant part, upon the continued service of its key technical and management personnel and its continuing ability to attract and retain highly qualified and motivated personnel in all areas of its operations.  See "Risk Factors — Dependence on Key Personnel; Competition for Employees." None of the Company's employees is represented by a labor union.  The Company has not experienced any work stoppages and considers its relationships with its employees to be good.

Corporate History

The Company was incorporated in Pennsylvania in 1979 under the name Applied System Technologies, Inc. In 1992, the Company changed its name to Astea International Inc. Until 1986, the Company operated principally as a software-consulting firm, providing professional software consulting services on a fee for service and on a project basis. In 1986, the Company introduced its DISPATCH-1 product. In November 1991, the Company's sole stockholder acquired the outstanding stock of The DATA Group Corporation ("Data Group"), a provider of field service software and related professional services for the mainframe-computing environment. Data Group was merged into the Company in January 1994. In February 1995, the Company and its sole stockholder acquired the outstanding stock of Astea Service & Distribution Systems BV ("Astea BV"), the Company's distributor of DISPATCH-1 and related services in Europe. In May 1995, the Company reincorporated in Delaware. In July 1995, the Company completed its initial public offering of Common Stock. In February 1996, the Company merged with Bendata, Inc. In June 1996, the Company acquired Abalon AB. In September 1998 (effective July 1, 1998), the Company sold Bendata, Inc. In December 1998, the Company sold Abalon AB. In December 1997, the Company introduced ServiceAlliance and in October 1999, SalesAlliance. Both products were subsequently re-engineered into components of the AllianceEnterprise suite that was introduced in 2001.

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

In October 2016, Astea released Version 14.0, and subsequently released Version 14.5 in September 2017, delivering an extensive number of both technical and functional advancements to help companies catapult revenue growth, optimize the employee/customer/partner interaction experience, drive productivity improvements, and boost customer satisfaction levels. This latest release represents a major step in unifying and connecting all service stakeholders—both within and outside of an organization—into one cohesive service ecosystem focused on delivering superior service outcomes for a company and its customers. Designed to share information and data effortlessly through more physical and digital mediums that ever before possible, Astea Alliance 14.5 provides extensive connectivity designed to strengthen the relationship between a service provider and its customer: portals that provide a 360 degree view of the relationship; the ability to leverage contingent worker job markets; seamless scheduling of employee, third party and contingent workers within one environment; and a best-in-class mobile experience for technicians, subcontractors and customers.

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

History of Net Losses

The Company has a history of net losses. As of December 31, 2017, the Company had an accumulated deficit of approximately $35.3 million.  Moreover, the Company expects to continue to incur additional operating expenses for research and development and investment in software development costs to achieve its projected revenue growth.  There is no assurance that the Company may be able to achieve the necessary revenue growth or profitability in the future.  If the Company does not attain or sustain profitability or raise additional equity or debt in the future, the Company may be unable to continue its operations.

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

Rapid Technological Change

In any software industry there is a continual emergence of new technologies and continual change in customer requirements. Given the changing demands of service customers and the changing service models brought about my emerging technology, this is perhaps more true for field service and mobility technology at this time than any other software category.  Because of this rapid change, the Company's current market position could be rapidly eroded without proper product advancements.  In order to remain competitive, the Company must continuously introduce new products or product enhancements that meet customers' requirements, and allow our customers to effectively compete with other service providers, in a timely manner.  If the Company is unable to do this, it may lose current and prospective customers to competitors.

The Company's application environment relies primarily on software development tools from Microsoft Corporation.  If alternative software development tools were to be designed and generally accepted by the marketplace, we could be at a competitive disadvantage relative to companies employing such alternative developmental tools.

The Company's future success will depend mainly on its ability to increase licensed users of Astea Alliance, primarily in cloud environments. This will be achieved through effective marketing and sales execution supported by properly developed new products and product enhancements that allow our customers to continuously evolve and adapt. This is turn will generate additional professional service revenue as these customers look to us for guidance, along with the corresponding support and maintenance revenues. Like any company, Astea must control its operating expenses to improve profitability.  Any failure of the Company's products to achieve or sustain market acceptance due to rapid technological changes, would have a material adverse effect on the Company's business and results of operations.  There can be no assurance that the Company will be able to increase demand for Astea Alliance products, maintain an acceptable level of support and maintenance revenues or to lower its expenses, thereby avoiding future losses.

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

Competition in the CRM Software Market is Intense

The Company competes in the CRM software market.  This market is highly competitive and the Company expects competition in the market to increase.  The Company's competitors include large public companies such as Oracle, which owns PeopleSoft, Siebel, and SalesForce.com, as well as traditional ERP software providers such as SAP that are developing CRM capabilities.  In addition, a number of smaller privately held companies generally focus only on discrete areas of the CRM software marketplace.  Because the barriers to entry in the CRM software market are relatively low, new competitors may emerge with products that are superior to the Company's products or that achieve greater market acceptance. Moreover, the CRM industry is currently experiencing significant consolidation, as larger public companies seek to enter the CRM market through acquisitions or establish other cooperative relationships among themselves, thereby enhancing their ability to compete in this market with their combined resources.  Some of the Company's existing and potential competitors have greater financial, technical, marketing and distribution resources than the Company.  These and other competitors pose business risks to the Company because:

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

Limited Number of Data Centers to Deliver our Cloud Services

We host our cloud-based software using several third-party data center facilities.  We do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer our hosting operations to other data center facilities, and we may incur significant costs and possible service interruption in connection with a transfer of this type.

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

Under the covenants with Western Alliance Bank ("WAB") regarding our line of credit, the Company must first receive WAB's approval before entering into any acquisition transactions.

Expansion of International Sales

Astea's international sales accounted for 47% of the Company's revenues in 2017 and 36% in 2016.  The Company expects that international sales will continue to be a significant component of its business.  In the Company's efforts to expand its international presence, it will face certain risks, which it may not be successful in addressing.  These risks include:

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

Concentration of Ownership

Currently, Zack Bergreen, the Company's chief executive officer, beneficially owns approximately 54.9% of the outstanding Common Stock of the Company, which includes 826,000 shares of Series A Convertible Preferred Stock and 797,000 shares of Series B Convertible Preferred Stock.  As a result, Mr. Bergreen exercises significant control over the Company through his ability to influence and control the election of directors and all other matters that require action by the Company's stockholders.  Under certain circumstances, Mr. Bergreen could prevent or delay a change of control of the Company which may be favored by a significant portion of the Company's other stockholders, or cause a change of control not favored by the majority of the Company's other stockholders.  Mr. Bergreen's ability under certain circumstances to influence, cause or delay a change in control of the Company also may have an adverse effect on the market price of the Company's Common Stock.

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

Under Our Loan Agreement with Western Alliance Bank (WAB),  if We Fail to Meet Certain Financial and Liquidity Covenants, WAB May Increase Our Interest Rate, Lower Our Borrowing Base or Refuse to Grant Us Any Additional Borrowings in the Future

On August 11, 2017, the Company entered in to a Business Financing Agreement (the "Financing Agreement") with Bridge Bank, a division of WAB, which includes a revolving line of credit and term loan. The Financing agreement was modified in November 2017 to better align the financial and liquidity covenants with the Company.  The agreement will mature in August 2019.

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

Subject to certain exceptions, the Financing Agreement contains covenants prohibiting the Company from, among other things: (a) conveying, selling, leasing, transferring or otherwise disposing of their properties or assets; (b) liquidating or dissolving; (c) engaging in any business other than the business currently engaged in or reasonably related thereto; (d) entering into any merger or consolidation, or acquiring all or substantially all of the capital stock or property of another entity; (e) becoming liable for any indebtedness; (f) allowing any lien or encumbrance on any of their property; and (g) paying any dividends (other than dividends on outstanding convertible preferred stock); and (i) making payment on subordinated debt.  Further, the Company must maintain minimum liquidity of $750,000, tested monthly, consisting of a combination of unrestricted cash at Bridge Bank plus available U.S. accounts receivable.  In addition, actual Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) for the trailing 6-month period must be at least $1, as tested quarterly.

There is no assurance that in the future that WAB will agree to grant a waiver or enter into a forbearance agreement with the Company if it fails to be in compliance with its covenants. Continued compliance with its covenants is dependent on the Company achieving certain operating results in 2018 and throughout the remaining term of the Loan Agreement. Market conditions have been difficult to predict and there is no assurance that in future periods the Company will meet the operating income targets in order to meet certain operating covenants as currently defined in the Loan Agreement.

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

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, competition, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or otherwise harm our business.

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data protection, and personal information, intellectual property, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, consumer protection, taxation, economic or other trade prohibitions or sanctions, and securities law compliance. The introduction of our products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.

These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices.

Proposed or new legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies. In addition, the European Commission has approved a data protection regulation, known as the General Data Protection Regulation ("GDPR"), which has been finalized and is due to become effective in or around May 2018. The GDPR will include operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union, and that will include significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with and may delay or impede the development of new products, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

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

The Company's Common Stock was traded on OTCQB marketplace of the OTC Markets Group, Inc. ("OTCQB). The trading on the OTCQB began on February 19, 2015 under the symbol "ATEA."

The following table sets forth the high and low sale prices for the Common Stock as reported by OTCQB in fiscal years 2017 and 2016:

2017	High	Low
First quarter	$2.35	$1.40
Second quarter	3.00	1.98
Third quarter	2.60	1.80
Fourth quarter	2.85	2.04

2016	High	Low
First quarter	$2.15	$1.40
Second quarter	2.36	1.71
Third quarter	2.38	1.35
Fourth quarter	2.00	1.45

As of March 27, 2018, there were approximately 53 holders of record of the Company's Common Stock.  On March 27, 2018, the last reported sale price of the Common Stock as reported by OTCQB was $3.90 per share. The Company currently has outstanding 826,000 Series A Convertible Preferred Stock shares and 797,000 Series B Convertible Preferred Stock shares.

Dividend Policy

The Board of Directors from time to time reviews the Company's forecasted operations and financial condition to determine whether and when payment of a dividend or dividends on common stock is appropriate. No common stock dividends have been declared since June 2000.  The Company has no intention at this time to pay dividends on its common stock. The Revolving Facility also restricts the Company's ability to pay dividends on the Common Stock.  In September 2008, the Company issued 826,000 shares of Series A Convertible Preferred Stock and in June 2014 issued 797,000 shares of Series B Convertible Preferred Stock.  Dividends accrue daily at a rate of 10% and are payable quarterly only when they are declared by the Board of Directors. The Company continues to either accrue or disburse quarterly payments on the preferred dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants & Rights	Weighted Average Exercise Price of Outstanding Options, Warrants & Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	703,000	$2.39	560,000
Equity compensation plans not approved by security holders	-	-	-
Total	703,000	$2.39	560,000

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

Software license fees accounted for 10% of the Company's total revenues in 2017.  Software license fee revenues include some fees from the sublicensing of third-party software and mapping software licenses.  Typically, customers pay a license fee for the software based on the number of licensed users.  Depending on the contract terms and conditions, software license fees are recognized as revenue upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable.  If significant vendor obligations exist at the time of delivery or if the product is subject to uncertain customer acceptance, revenue is deferred until no significant obligations remain and/or acceptance has occurred.

We provide SaaS solutions which generate revenue from cloud subscription services. Our SaaS customers typically purchase three-year license subscriptions, but occasionally will purchase annual license subscriptions.  We do not recognize any revenue from SaaS sales until the customer goes live. The revenues recognized from SaaS projects were attributable to projects that went live in 2017 or were already live before the start of 2017.  A larger than expected amount of SaaS revenue was reported in 2016 due to the cancellation of a contract by a significant customer, allowing us to recognize $1,066,000 of subscription revenue.  It generally takes several months of implementation and consulting for a new customer to go live.  Subscription revenue is recognized on a straight-line basis over the service period.

The remaining component of the Company's revenues consists principally of fees derived from professional services associated with the implementation and deployment of the Company's software products, and maintenance fees for ongoing customer support, primarily external customer technical support services and unspecified product upgrades and enhancements.  Professional services (including training) are generally charged on an hourly or daily basis and invoiced on a regular basis, generally monthly, pursuant to customer work orders.  Training services may also be charged on a per-attendee basis with a minimum daily charge.  Out-of-pocket expenses incurred by Company personnel performing professional services are typically reimbursed by the customer.  The Company recognizes revenue from professional services as the services are performed unless the services are under a fixed-price arrangement or are pursuant to a subscription arrangement.   Consulting, training and other services that are sold under fixed-price arrangements are recognized using the proportional performance method based on direct labor hours incurred to date as a percentage of total estimated direct labor hours required to complete the project. In a subscription arrangement, all professional services are deferred until the customer goes live.  Once live, implementation services are recognized ratably over the remaining life of that contract. Consulting services primarily comprise implementation support related to the installation and configuration of the Company's products and do not typically require significant production, modification or customization of the software. In arrangements that require significant production, modification or customization of the software and where services are not available from third-party suppliers, the consulting and license fees are recognized concurrently. When total cost estimates exceed revenue in a fixed-price arrangement, the estimated losses are recognized immediately in cost of revenue.

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

For the years ended December 31, 2017 and 2016, the Company recognized $26,334,000 and $25,798,000, respectively, of revenue related to software license fees, subscription revenue, and services and maintenance.

We present taxes assessed by a governmental authority including sales, use, value added and excise taxes on a net basis and therefore the presentation of these taxes is excluded from our revenues and is included in accrued expenses in the accompanying consolidated balance sheets until such amounts are remitted to the taxing authority.

Cost of Software License Fees

Cost of software license fees includes amortization of capitalized software development costs and the cost of third party licenses sold to customers.

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

Capitalized software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company's estimated life for its capitalized software products is two years based on current sales trends and the rate of product release.  The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the net realizable value of each product, which includes the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company's responsibility set forth at the time of sale. As of December 31, 2017, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

Under the Company's stock option plans, options awards generally vest over a four-year period of continuous service and have a 10-year contractual term.   The fair value of each option is amortized using an accelerated amortization method over the option's vesting period.  The fair value of each option is estimated on the date of the grant using the Black-Scholes option pricing formula.  There were 135,000 and 115,000 options granted during the years ended December 31, 2017 and 2016, respectively.

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

As of December 31, 2017, we had approximately $12.6 million of net deferred tax assets, against which we provided a 100% valuation allowance.  Our net deferred tax assets were generated primarily by operating losses.  Accordingly, it is more likely than not, that we will not realize these assets through future operations.

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expenses.

In December 2017, the Tax Cuts and Jobs Act ("Tax Act") was enacted into law, significantly changing income tax law that affects U.S corporations. Key changes included a corporate tax rate reduction from 35 percent to 21 percent effective  January 1, 2018, expensing of certain qualified property, significant changes to the U.S international tax system such as a one-time transition tax on accumulated foreign earnings, and how foreign earnings are subject to U.S. tax. The Company is required to recognize the effects of the tax law changes in the period of enactment, including the determination of the transition tax and the re-measurement of deferred taxes as well as to re-assess the realizability of the deferred tax assets. Subsequent to the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows companies to record provisional amounts related to the effects of the Tax Act during a measurement period not to extend beyond one year from the enactment date. Due to the timing of the Tax Act and additional guidance and interpretations that may be issued by the U.S. Treasury Department, the Internal Revenue Service ("IRS") and other standard-setting bodies in the future, the Company has not completed its analysis of the income tax effects of the Tax Act. The provisional estimates will be adjusted during the measurement period defined under SAB 118, based upon the Company's ongoing analysis of its data and tax positions along with new guidance from regulators and interpretations of the law.

New Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (FASB) issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. The standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, under the new guidance, expenses incurred, will be deferred as an asset and will be amortized over the period that services or goods are transferred to the customer. Hence, the new guidance will result in the Company reporting deferred costs (asset) on our consolidated balance sheet. The new standard will be effective for the Company beginning January 1, 2018 at which point we plan to adopt the standard using the "modified retrospective method." Under that method, we will apply the rules to all contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous accounting standards. We believe our notes to the consolidated financial statements related to revenue recognition will be expanded as noted below.

The Company's implementation team has continued to make progress in its project plan, which includes evaluating customer contracts across the organization, implementing changes to its accounting system to allow the Company to track revenue and cost by customer, developing policies, processes and tools to report financial results including expanding our disclosures in the financial statements, and implementing and updating the Company's internal controls over financial reporting that will be necessary under the new standard. The Company has designed specific controls related to revenue recognition under the new guidance that were implemented beginning in January 2018.  The next step is to identify any differences that would result from applying the new requirements and controls of the new standard to its perpetual and subscription sales contracts. Although the Company is continuing to review certain aspects of its policies and practices, the Company's analysis of its perpetual contracts under the new standard supports the recognition of its license fee revenue at the time the license is shipped, consistent with its current revenue policy.

As noted above, the FASB issued guidance on revenue from contracts that supersedes upon adoption previous revenue recognition guidance, including industry-specific guidance. The underlying principle requires the Company to recognize revenue for the transfer of goods or services to customers at an amount that the Company expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the deferral of certain contract costs, consideration of time value of money in the transaction price, and in certain situations, allowing estimates of variable consideration to be recognized before contingencies are resolved. The Company will also be required to enhance disclosures regarding the nature, timing and uncertainty of revenue and cash flows arising from the Company's contracts with its customers.

The Company performed an analysis impact for revenue recognition under the new guidance, we completed the evaluation on the largest perpetual license sales in 2017 and other license deals in the prior years with potential additional performance obligations.  It was determined after review of the contracts that there would be no impact on revenue recognized or any new performance obligaions identified for these customers as it relates to the new guidance.

Based on the evaluation of our current contracts and revenue streams, revenue recognition is mostly consistent under both the previous and new standard as noted above, with the exception of subscription costs, which are described below. Upon adoption, the Company will continue to recognize subscription revenue once a customer goes-live ratably over the remaining contract period. This contract period is typically 1 to 3 years.  The average customer takes about 8 to 10 months to go live.

The previous accounting policy for costs incurred to implement a hosting customer was to report those costs in the period incurred.  Upon adoption of the new standard, implementation costs will be deferred on the balance sheet and subsequently expensed ratably over the remaining contract period, once the customers go-live. The expense will be recognized with the revenue ratably over the remaining life of the contract.  As a result of this change, the deferred costs (asset) will increase approximately $536,000 effective January 1, 2018.  These deferred costs will then be expensed in future consolidated statements of operations over the remaining life of the subscription contract, commencing once the customer's hosted system goes live.  The aforementioned change in classification on the consolidated financial statements is expected to have an immaterial impact on our future gross profit and net income. While we are substantially complete with the process of quantifying the impacts that will result from applying the new guidance, our assessment will be finalized during the first quarter of 2018.

The disclosure in our notes to the consolidated financial statements related to revenue recognition will be expanded under the new standard, specifically around the quantitative and qualitative information about performance obligations, changes in assets and revenue recognition as it relates to the five-step analysis.

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

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Cuts and Jobs Act (the "Act"). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, the Company will elect to treat any potential GILTI inclusions as a period cost as we are not projecting any material impact from GILTI inclusions and any deferred taxes related to any inclusion would be immaterial.

Results of Operations

The following table sets forth for the periods indicated, selected financial data and the percentages of the Company's total revenues by each line item for the periods presented:

Years ended December 31,	2017	2016
Revenues:
Software license fees	9.6%	10.5%
Subscriptions	10.4	15.5
Services and maintenance	80.0	74.0
Total revenues	100.0%	100.0%
Cost of revenues:
Cost of software license fees	10.0%	9.2%
Cost of subscriptions	3.2	3.5
Cost of services and maintenance	56.8	53.0
Total cost of revenues	70.0	65.7
Gross profit	30.0	34.3
Operating Expenses:
Product development	5.0	4.3
Sales and marketing	13.6	16.3
General and administrative	11.4	11.6
Total operating expenses	30.0	32.2
Income from operations	0.0	2.1
Interest expense, net	0.8	0.4
Income tax (benefit) expense	(1.2)	0.1
Net income	0.4%	1.6%

Comparison of Years Ended December 31, 2017 and 2016

Revenues

Total revenues increased $536,000 or 2%, to $26,334,000 for the year ended December 31, 2017 from $25,798,000 for the year ended December 31, 2016.  Software license revenues decreased 6% in 2017 compared to 2016. Subscription revenues decreased $1,255,000 or 31% to $2,736,000 from $3,991,000 in 2016. Services and maintenance fees for 2017 amounted to $21,065,000, a 10% increase from 2016.

Software license fee revenues decreased $166,000 or 6% to $2,533,000 in 2017 from $2,699,000 in 2016.  Astea Alliance license revenues decreased to $2,256,000 in 2017 from $2,638,000 in 2016, a decrease of 14%. The decrease resulted from a decrease in Astea Alliance license sales in Europe and the U.S., partially offset by an increases in Astea Alliance license sales in the Asia Pacific region.  FieldCentrix license revenue increased $216,000 to $277,000 in 2017 compared to $61,000 in 2016.  FieldCentrix license sales consisted of additional user licenses sold to existing customers who expanded their user counts in 2017.

Subscription revenue for the year ended December 31, 2017 was $2,736,000, a decrease of 31%, compared to $3,991,000 in 2016.  The decrease from 2016 resulted from $1,066,000 of subscription revenue being recognized in 2016 due to the cancellation of a hosting contract by a customer who had not yet gone live, and was acquired during the year.  The acquiring company mandated that all software be on the acquiring company's existing platforms.  Upon termination of the contract, in 2016, all deferred subscription fees they had paid, were reported as subscription revenue. In addition, a customer converted from a hosting agreement to a perpetual license at the end of 2016 which eliminated $90,000 of annual reoccurring hosting revenue in 2017 and future periods.   The decrease in subscription revenue was partially offset by completion of the implementation process for certain customers which allowed them to go live on the SaaS solution in 2017.  The revenue for subscription services may not be recognized until the customers go-live. The implementation period is typically between 8 to 10 months.

Total services and maintenance revenues increased $1,957,000 or 10% to $21,065,000 in 2017 from $19,108,000 in 2016.  Service and maintenance revenue increased $2,062,000, or 12% on the Astea Alliance products.  The increase was mainly attributable to an increase in services in all regions of the Company, except the U.S which decreased 21% from 2016. Japan service revenue increased 267% or $2,434,000 compared to 2016 which resulted from several license agreements signed over the past 12 months. In addition, a UK hosting customer went live in 2017.  Once a hosted customer goes live, we start to recognize deferred implementation fees over the remaining life of the contract. In addition, there was a slight increase in maintenance revenue from license sales that closed in 2017. The decrease in U.S. services revenue in 2017 resulted from a subscription customer that terminated its contract at the end of 2016. As a result, the Company recognized all the accumulated hosting deferred service revenues upon contract termination. Due to the extended implementation period, the hosted deferred service revenue of $2,179,000 was recognized in 2016. Service and maintenance revenues generated by FieldCentrix decreased by $106,000 or 5% to $2,205,000 in 2017 compared to $2,311,000 during the same period in 2016.  The decrease is due to customers transitioning to Astea Alliance in 2017.

In 2017, there were no customers that accounted for 10% or more of total revenues.  In 2016, one customer accounted for 13% of total revenues.

Costs of Revenues

Costs of software license fees increased 11% to $2,631,000 in 2017 from $2,368,000 in 2016. Included in the cost of software license fees is the amortization of capitalized software development costs and the cost of all third party software embedded in the Company's software licenses sold to customers. Amortization of capitalized software development costs increased 12% to $2,581,000 in 2017 compared to $2,300,000 in 2016. The increase resulted primarily from a full year amortization of Version 14 after its release in October 2016 and amortization of Version 14.5 which was released in September 2017 partially offset by Version 11.5 being fully amortized as of June 30, 2016, Version 12 being fully amortized by February 2017 and Version 12.5 being fully amortized by September 30, 2017.  Cost of software license fees in 2016 did not contain any amortization from Version 14.5. The gross margin percentage on software license sales was (4%) in 2017 and 12% in 2016.  The decrease in license gross margin resulted primarily from decreased license sales and increased amortization in 2017.

Cost of subscriptions decreased 5% to $852,000 in 2017 compared to $901,000 in 2016.  The decrease in cost of subscriptions is mainly attributed to reduced hosting fees from customers who cancelled their agreements in 2016 and the Company switching to a lower cost hosting provider in 2017, partially offset by an increase in hosting costs from new customers added in 2017.   The gross margin percentage on subscription revenue was 69% in 2017 compared to 77% in 2016. The decline in the gross margin is mainly due to the significant amount of subscription revenue recognized from the customer that terminated their subscription agreement in 2016, partially offset by a decrease in hosting costs due to the lower cost provider.

Costs of services and maintenance increased 9% to $14,956,000 in 2017 from $13,670,000 in 2016.   The increase in cost of service and maintenance is attributed primarily to increases in contracted consulting services in Japan and the U.S., and an increase in head count and travel expenses in all regions due to the large backlog of services.  The service and maintenance gross margin percentage was 29% in 2017 and 28% in 2016. The increase in gross margin on services and maintenance revenues resulted from an increase in service revenue, partially offset by the increase in costs, as discussed above.

Gross Profit

Total gross profit decreased 11% to $7,895,000 in 2017 from $8,859,000 in 2016. As a percentage of revenue, gross profit was 30% for the year ended December 31, 2017 compared to 34% for year ended December 31, 2016. The year-over-year decrease in gross profit was largely driven by the recognition of $2,179,000 in professional service revenue recognized upon the termination of a SaaS contract by a customer in 2016 for which part of the related cost had been reported the prior year and an increase in cost of license fees that resulted from higher amortization of capitalized software costs in 2017. Partially offsetting these components was an increase in revenues and a decrease in the cost of subscriptions.

Operating Expenses

Product Development

Product development expenses increased $204,000 to $1,303,000 in 2017 from $1,099,000 in 2016. Fluctuations in product development expense from period to period can vary due to the amount of development expense which is eligible for capitalization.  Software development costs of $2,633,000 were capitalized in 2017 compared to $2,939,000 during the same period in 2016.  The gross development expense was $3,936,000 in 2017, a decrease of 2%, compared to gross development expense of $4,038,000 for 2016.   The decrease was primarily due to a favorable exchange rate on the Israeli shekel relative to the U.S. dollar, as the majority of development work is performed in Israel.  Product development as a percentage of revenues was 5% in 2017 and 4% in 2016.

Sales and Marketing

Sales and marketing expenses decreased 15%, or $629,000, to $3,575,000 in 2017 from $4,204,000 in 2016. The decrease in sales and marketing expense is attributable to a decrease in sales headcount, lower travel costs, lower commissions on sales in the U.S. and Europe due to the decline in license sales in those regions and lower marketing costs related to lower salaries due to an open executive and lead generation positions  through the majority of 2017 partially offset by an increase in marketing costs related to the Astea Users' Conference held by the Company in June 2017, adding a Vice President of Sales in the U.S in mid-2017  and increased commissions in Japan resulting from increased license sales in Japan compared to 2016. The Company does not expect a similar decline in sales and marketing costs in 2018 as it is increasing headcount, and focusing on expanding its market presence through additional marketing efforts to increase awareness of the Company's products in order to increase lead generation.  This will occur through additional webinars focused on the vertical industries in which the Company operates, attendance at more trade shows, and new strategies to increase lead generation for its sales force.  As a percentage of revenues, sales and marketing expenses was 14% in 2017 compared to 16% in 2016. The decreased percentage is due to decreased costs in both sales and marketing in 2017.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company's finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense, currency exchange gains and losses, and various costs associated with the Company's status as a public company. General and administrative expenses decreased less than 1%, or $2,000, to $2,994,000 in 2017 from $2,996,000 in 2016. The decrease was mainly driven by reduced executive management costs, lower rent,  timing of tax and other accounting fees, and lower travel expenses partially offset by additional costs to hire and retain inside legal counsel, increased bad debt expense, and currency losses in 2017.  As a percentage of revenues, general and administrative expenses were 11% for 2017 compared to 12% for 2016. The Company remains focused on controlling its operating costs.

Net Interest Expense

Net interest expense was $225,000 in 2017 compared to $113,000 in 2016. The increase in interest expense resulted from the Company canceling its line of credit with SVB Bank and fully amortizing the remaining $35,000 in deferred financing costs related to that line of credit and increased interest expense resulted due to the term loan and line of credit from Bridge Bank, with an increased borrowing capacity, that started in August 2017. In addition, in 2017, the Company had some short term borrowings on its line of credit with its director/officer that it did not have in 2016.

Income Tax (Benefit) Expense

The Company recorded an income tax benefit of ($301,000) in 2017 compared to income tax expense of $37,000 in 2016. The Company recorded a  $362,000 benefit in 2017 for its AMT credit carryforward pursuant to the Tax Cuts & Jobs Act of 2017. Most of the tax expense resulted from the tax provision in Israel which increased due to an increase in net income in Israel. Israel is taxed at 7.5% of its pre-tax income.

International Operations

Total revenues from the Company's international operations increased by $2,980,000 or 32% to $12,332,000 in 2017 from $9,352,000 in 2016.  The increase in international revenues is primarily due to an increase in license, service and maintenance revenues in the Asia Pacific region, partially offset by a decline in license and subscription revenues in Europe.

Liquidity and Capital Resources

Operating Activities

The Company generated $3,676,000 of cash from operating activities in 2017 compared to $1,590,000 in 2016.  The increase in operating cash flows of $2,086,000 resulted from an increase in cash provided by deferred revenues of $3,064,000, an increase in non-cash expenses of $513,000, an increase in cash provided by accounts payable and accrued expenses of $428,000; partially offset by an increase in cash used in  accounts receivable of $1,211,000, an increase in cash used in prepaid expenses of $96,000, a decrease in net income of $311,000 and an increase in cash used in other assets of $301,000.

Investing Activities

The Company used $308,000 less for investing activities in 2017 compared to 2016. The decrease in cash used for investing activities is primarily attributable to a decrease of $306,000 in cash used for capitalized software development costs and a decrease of $14,000 of cash used for the purchases of property and equipment, partially offset by proceeds from the sale of short-term investments of $12,000 in 2016.

Financing Activities

The Company provided $276,000 in cash from financing activities in 2017, a decrease of $35,000 compared to 2016.  Payments of preferred stock dividends were $250,000 in 2017 compared to $220,000 in 2016.   In addition, the Company borrowed $6,734,000 and repaid $8,661,000 in 2017 compared to borrowing $600,000 and repaying $47,000 in 2016 on its line of credit from SVB. The line of credit with SVB was cancelled and fully repaid in 2017. The Company borrowed $3,843,000 and repaid $1,538,000 on its line of credit and term note with WAB in 2017.  In addition, the Company paid $77,000 in deferred financing costs in 2017 compared to $30,000 in 2016.

The cash effect of exchange rate changes on the U.S. dollar related to other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, provided an outflow of $1,000 in 2017 compared to an inflow of $26,000 in 2016.

The Company has a history of net losses and an accumulated deficit of $35,338,000 as of December 31, 2017.  In 2017, the Company generated net income of $99,000 compared to net income of $410,000 in 2016.  At December 31, 2017, the Company had a working capital ratio of .58:1, with cash and cash equivalents of $1,924,000 compared to December 31, 2016 when the Company had working capital ratio of .53:1 and cash and cash equivalents of $661,000.  The increase in cash and cash equivalents in the year ended December 31, 2017 was primarily driven by an increase in cash provided by operations in 2017 compared to 2016 and a decrease in capitalized software development costs, partially offset by increased cash outlays for the Company's line of credit.

As of December 31, 2017, the Company owed $2,305,000 against the line of credit from Western Alliance Bank ("WAB").   As of December 31, 2017, the availability under the line of credit was $95,000.  In April 2017, the Company extended its Revolving Loan Agreement and associated Revolving Promissory Note with its Chief Executive Officer/Director.  The loan provides an unsecured $1,000,000 revolving line of credit to the Company.    The proceeds of the borrowings, if needed, will be used by the Company for operating activities. If an extension of the line of credit is appropriate and agreed to by the Chief Executive Officer/Director, we will then obtain the necessary approvals from WAB. As of December 31, 2017, there are no amounts outstanding with the Chief Executive Officer/Director.  In addition, the Company has a term loan with WAB for $400,000 that is due to be fully repaid by April 2018. As of December 31, 2017 the Company owed $225,000 against the term loan. The Company has projected revenues that management believes will provide sufficient funds along with available borrowings under its lines of credit to sustain its continuing operations through at least March 31, 2019.

The Company was in compliance with the WAB financial and liquidity covenant as of December 31, 2017 and expects to be able to continue to comply with required covenants under the agreement with WAB for at least the next year.  As a result, the amounts due to WAB under the line of credit and term loan as of December 31, 2017 were classified in the accompanying consolidated balance sheet in accordance with the repayment terms stipulated in the agreement with WAB.    In the event the Company does not meet the required covenants after December 31, 2017 and WAB does not grant a waiver or forbearance agreement, and the Company believes that it does not have adequate liquidity to operate, if necessary, the Company will implement a cost cutting plan to reduce its expenditures to the appropriate level that matches its operating cash flows.

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

Management's current operating plan is to continually monitor its operating expenses in order to be aligned with expected revenues.  The primary area of focus will continue to be headcount, travel costs and costs from outside consultants.  The Company remains focused on maximizing revenue from its revenue generating resources and will continue to repurpose certain personnel, if necessary, to become billable so the Company can continue to improve its liquidity.  The Company has a substantial professional services backlog that resulted from new customers that were added in 2017 as well as upgrade projects from our existing customers as they move to the latest version of Astea Alliance.   In 2017, the Company implemented steps to reduce total operating expenses in order to maintain our liquidity.  Management has implemented new marketing initiatives in 2018 that we believe will directly drive new business which is essential to our growth.  We expect our revenues from existing customers along with growth from the new marketing initiatives to generate sufficient cash to fund operations through at least March 31, 2019. As previously noted, if the Company's actual results fall short of expectations, the Company will proactively make cost adjustments to improve the Company's operating cash flows. In addition, we do not expect to increase our current level of capital expenditures.  We are planning to maintain the similar level of investment in software development.

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

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual and commercial obligations, as of December 31, 2017:

	Payment Due By Period
	Total	2018	2019-2020	2021-2022	thereafter
Contractual Cash Obligations:
Operating Leases	$4,035,000	$1,040,000	$1,810,000	$1,184,000	$1,000
Term Note	225,000	225,000	-	-	-
Line of Credit	2,305,000	-	2,305,000	-	-
Total	$6,565,000	$1,265,000	$4,115,000	$1,184,000	$1,000

Dividends may be paid on common stock, when and if, declared by the Board of Directors.  However, no dividend has been paid on common stock since July 2000.  Dividends on convertible preferred stock are payable at a rate of 10% on the Series A and 10% on the Series B on a quarterly basis, as declared by the Board of Directors.

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

Interest Rate Risk

At December 31, 2017, the Company's debt consisted of a line of credit and term note with WAB.  At December 31, 2017 the outstanding balance owed on our line of credit under the revolving credit facility with WAB was $2,305,000 and term note was $225,000. At December 31, 2017 there were no amounts outstanding with its director/officer or SVB.  Our credit facility with WAB has a variable interest rate, which exposes us to interest rate risk.

At December 31, 2016, the Company's debt consisted of a line of credit with SVB that had an outstanding balance of $1,927,000. The revolving credit facility was repaid and cancelled in 2017.

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

The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency. For the year ended December 31, 2017, approximately 47% of the Company's overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company's non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Astea International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Astea International Inc. and Subsidiaries (the ''Company'') as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' deficit, and cash flows for each of the years then ended and the related notes (collectively referred to as the ''financial statements''). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (''PCAOB'') and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company's auditor since 2015.

EISNERAMPER LLP
Philadelphia, Pennsylvania
March 29, 2018

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,924,000	$661,000
Accounts receivable, net of reserves	6,589,000	5,596,000
Prepaid expenses and other current assets	295,000	304,000
Total current assets	8,808,000	6,561,000

Property and equipment, net	105,000	131,000
Capitalized software development costs, net	4,073,000	4,021,000
Restricted cash	77,000	69,000
Other long-term assets	506,000	152,000
Total assets	$13,569,000	$10,934,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Term note	$225,000	-
Accounts payable and accrued expenses	3,988,000	2,904,000
Deferred revenues	11,025,000	9,556,000
Total current liabilities	15,238,000	12,460,000

Long-term liabilities:
Borrowings under line of credit- WAB	2,305,000	-
Borrowings under line of credit- SVB	-	1,927,000
Long term accrued expenses	312,000	332,000
Deferred revenues	504,000	384,000
Deferred tax liability	49,000	41,000
Total long-term liabilities	3,170,000	2,684,000

Commitments and Contingencies – Note 9

Stockholders' deficit :
Convertible preferred stock,$.01 par value, shares authorized 5,000,000:
Series A issued and outstanding 826,000 shares	8,000	8,000
Series B issued and outstanding 797,000 shares	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,636,000 shares; outstanding 3,594,000 shares	36,000	36,000
Additional paid-in-capital	31,710,000	32,075,000
Accumulated deficit	(35,338,000)	(35,437,000)
Accumulated other comprehensive loss	(1,055,000)	(692,000)
Treasury stock at cost, 42,000 common shares	(208,000)	(208,000)

Total stockholders' deficit	(4,839,000)	(4,210,000)
Total liabilities and stockholders' deficit	$13,569,000	$10,934,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31,
	2017	2016
Revenues:
Software license fees	$2,533,000	$2,699,000
Subscriptions	2,736,000	3,991,000
Services and maintenance	21,065,000	19,108,000
Total revenues	26,334,000	25,798,000
Costs of revenues:
Cost of software license fees	2,631,000	2,368,000
Cost of subscriptions	852,000	901,000
Cost of services and maintenance	14,956,000	13,670,000
Total cost of revenues	18,439,000	16,939,000
Gross profit	7,895,000	8,859,000
Operating expenses:
Product development	1,303,000	1,099,000
Sales and marketing	3,575,000	4,204,000
General and administrative	2,994,000	2,996,000
Total operating expenses	7,872,000	8,299,000
Income from operations	23,000	560,000
Interest expense, net	225,000	113,000
(Loss) income before income taxes	(202,000)	447,000
Income tax (benefit) expense	(301,000)	37,000
Net income	99,000	410,000
Preferred dividend	500,000	500,000
Net loss allocable/available to common stockholders	$(401,000)	$(90,000)

Basic and diluted loss per share available to common stockholders	$(0.11)	$(0.03)
Weighted average shares outstanding used in computing basic and diluted loss per share	3,594,000	3,588,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended
	December 31,
	2017	2016

Net income	$99,000	$410,000
Other comprehensive (loss) income:
Foreign currency translation adjustment	(363,000)	260,000
Change in unrealized loss on investments available for sale, net of tax	-	(1,000)
Comprehensive (loss) income	$(264,000)	$669,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A convertible preferred stock at par value	Series B convertible preferred stock at par value	Common stock	Additional paid-in- capital	Accumulated other compre- hensive loss	Accumulated deficit	Treasury stock	Total stockholders' deficit

Balances at December 31, 2015	$8,000	$8,000	$36,000	$32,417,000	$(951,000)	$(35,847,000)	$(208,000)	$(4,537,000)
Net income	—	—	—	—	—	410,000	—	410,000

Series A and B preferred dividends	—	—	—	(500,000)	—	—	—	(500,000)

Stock options exercised	—	—	—	8,000	—	—	—	8,000

Amortization of preferred stock dividend	—	—	—	30,000	—	—	—	30,000

Stock-based compensation	—	—	—	120,000	—	—	—	120,000

Other comprehensive loss	—	—	—	—	259,000	—	—	259,000

Balances at December 31, 2016	$8,000	$8,000	$36,000	$32,075,000	$(692,000)	$(35,437,000)	$(208,000)	$(4,210,000)
Net income	—	—	—	—	—	99,000	—	99,000

Series A and B preferred dividends	—	—	—	(500,000)	—	—	—	(500,000)

Stock-based compensation	—	—	—	135,000	—	—	—	135,000

Other comprehensive loss	—	—	—	—	(363,000)	—	—	(363,000)

Balances at December 31, 2017	$8,000	$8,000	$36,000	$31,710,000	$(1,055,000)	$(35,338,000)	$(208,000)	$(4,839,000)

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2017	2016
Cash flows from operating activities:
Net income	$99,000	$410,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,653,000	2,403,000
Amortization of deferred financing costs	113,000	38,000
Increase (decrease) in provision for doubtful accounts	174,000	(3,000)
Stock-based compensation	135,000	120,000
Deferred income taxes	8,000	12,000
Changes in operating assets and liabilities:
Receivables	(1,228,000)	(17,000)
Prepaid expenses and other	(34,000)	62,000
Other assets	(355,000)	(54,000)
Accounts payable and accrued expenses	618,000	190,000
Deferred revenues	1,493,000	(1,571,000)
Net cash provided by operating activities	3,676,000	1,590,000
Cash flows from investing activities:
Capitalized software development costs	(2,633,000)	(2,939,000)
Sale of investments available for sale	-	12,000
Purchases of property and equipment	(47,000)	(61,000)
Net cash used in investing activities	(2,680,000)	(2,988,000)
Cash flows from financing activities:
Repayment on line of credit from director/officer	(350,000)	-
Proceeds from line of credit from director/officer	350,000	-
Repayment on term note	(175,000)	-
Proceeds from term note	400,000
Repayment on line of credit from SVB	(8,661,000)	(47,000)
Proceeds from line of credit from SVB	6,734,000	600,000
Repayment on line of credit from WAB	(1,538,000)	-
Proceeds from line of credit from WAB	3,843,000	-
Dividends paid on preferred stock	(250,000)	(220,000)
Proceeds from exercise of stock options	-	8,000
Payment of deferred financing costs	(77,000)	(30,000)
Net cash provided by financing activities	276,000	311,000
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,000)	26,000
Net increase (decrease) in cash, cash equivalents and restricted cash	1,271,000	(1,061,000)
Cash, cash equivalents and restricted cash balance, beginning of year	730,000	1,791,000
Cash, cash equivalents and restricted cash, end of year	$2,001,000	$730,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$134,000	$85,000
Cash paid for income taxes	$27,000	$35,000

Supplemental disclosure of non-cash investing and financing activities:
Accrued dividends	$500,000	$250,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Background

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

Cash, cash equivalents and restricted cash

In November 2016, the Financial Accounting Standards Board issued guidance to reduce diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The guidance requires that amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The Company early adopted this guidance as of January 1, 2017, on a retrospective basis, and all periods are presented under this guidance. The adoption of this new guidance resulted in the inclusion of $77,000 and $69,000, respectively in December 31, 2017 and December 31, 2016 in restricted cash in the cash and cash equivalents balance in its consolidated statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown on the consolidated cash flows:

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$1,924,000	$661,000
Restricted cash	77,000	69,000
Total cash, cash equivalents, and restricted cash reported on the consolidated cash flows	$2,001,000	$730,000

Amounts included in restricted cash represent funds required to be set aside by a contractual agreement with the building leasing companies in Europe. The restrictions will lapse when the building lease expires.

Operating Matters and Liquidity

The Company has a history of net losses and an accumulated deficit of $35,338,000 as of December 31, 2017.  In 2017, the Company generated a net income of $99,000 compared to net income of $410,000 generated in 2016.  Further, at December 31, 2017, the Company had a working capital ratio of .58:1, with cash and cash equivalents of $1,924,000 compared to December 31, 2016 when the Company had cash and cash equivalents of $661,000.  The increase in cash and cash equivalents in the year ended December 31, 2017 was primarily driven by an increase in cash provided by operations in 2017 compared to 2016 and a decrease in capitalized software development costs, partially offset by increased cash outlays for the Company's line of credit.

As of December 31, 2017, the Company owed $2,305,000 against the line of credit from Western Alliance Bank ("WAB").   As of December 31, 2017, the availability under the line of credit was $95,000.  In April 2017, the Company extended its Revolving Loan Agreement and associated Revolving Promissory Note with its Chief Executive Officer/Director.  The loan provides an unsecured $1,000,000 revolving line of credit to the Company.    The proceeds of the borrowings, if needed, will be used by the Company for operating activities. If an extension of the line of credit is appropriate and agreed to by the Chief Executive Officer/Director, the Company will then obtain the necessary approvals from WAB. As of December 31, 2017, there are no amounts outstanding with the Chief Executive Officer/Director.  In addition, the Company has a term loan with WAB for $400,000 through April 2018. As of December 31, 2017 the Company owed $225,000 against the term loan. The Company has projected revenues that management believes will provide sufficient funds along with available borrowings under its lines of credit to sustain its continuing operations through at least March 31, 2019.

The Company was in compliance with the WAB financial and liquidity covenant as of December 31, 2017 and expects to be able to continue to comply with the required covenants under the modified agreement with WAB for at least the next year.  As a result, the amounts due to WAB under the line of credit and term loan as of December 31, 2017 were classified in the accompanying consolidated balance sheet in accordance with the repayment terms stipulated in the agreement with WAB.   In the event the Company does not meet the required covenants after December 31, 2017 and WAB does not grant a waiver or forbearance agreement, and the Company believes that it does not have adequate liquidity to operate, if necessary, the Company will implement a cost cutting plan that reduces its expenditures to the appropriate level that matches its operating cash flows.

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

Management's current operating plan is to maintain and/or reduce operating expenses in order to be aligned with expected revenues.  The primary area of focus will continue to be headcount and costs from outside consultants.  The Company remains focused on maximizing revenue from its revenue generating resources and will continue to repurpose, if necessary, certain personnel to become billable so the Company can continue to improve its liquidity.  The Company has a substantial professional services backlog that resulted from new customers added in 2017 as well as upgrade projects from our existing customers as they move to the latest version of Astea Alliance.   In 2017, the Company implemented steps to reduce total operating expenses in order to maintain our liquidity.  Management has implemented new marketing initiatives in 2018 that we believe will directly contribute to increasing new business that is essential to our growth.  We expect our revenues will generate sufficient cash from operations through at least March 31, 2019. As noted above, if the Company's actual results fall short of expectations, the Company will make cost adjustments to improve the Company's operating cash flows. In addition, we do not expect to increase capital expenditures.  We plan to maintain the same level of investment in software development.

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

Reimbursable Expenses

The Company charges customers for out-of-pocket expenses incurred by its employees during the performance of professional services in the normal course of business.  Billings for out-of-pocket expenses that are reimbursed by the customer are included in revenues with the corresponding expense included in cost of services and maintenance.  During the years ended December 31, 2017 and 2016, the Company billed $463,000 and $449,000, respectively, of reimbursable expenses to customers.

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

Activity in the allowance for doubtful accounts is as follows:

Year Ended December 31	Balance at beginning of year	Reductions	Bad Debt Expense	Balance at end of year
2017	$66,000	$-	$173,000	$239,000
2016	$68,000	$(2,000)	$-	$66,000

The Company reviews accounts receivable on a monthly basis to determine if any accounts receivables will potentially be uncollectible. The Company's bad debt expense increased due to a receivable balance deemed to be uncollectible as of December 31, 2017.  Based on a review and the increase in the allowance for doubtful accounts  at December 31, 2017, the Company believes its allowance for doubtful accounts as of December 31, 2017 and 2016 is adequate.

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

Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues (current and future revenues) or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company's estimated life for its capitalized software products is two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances had occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the net realizable value of each product, which includes the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company's responsibility set forth at the time of sale.  As of December 31, 2017 and 2016, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs were required.

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

Advertising

Advertising costs are expensed when incurred.  Advertising costs for the years ended December 31, 2017 and 2016 were $325,000 and $282,000, respectively, and are included in sales and marketing expenses.

Currency Translation

The international subsidiaries and foreign branch operations translate their assets and liabilities from international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as a component of other comprehensive loss in the accompanying consolidated statements of changes in stockholders' deficit.  Foreign exchange transaction gains and losses are included in general and administrative expenses in the consolidated statements of operations. General and administrative expenses include exchange losses of $28,000 and gains of $123,000 for the years ended December 31, 2017 and 2016, respectively.

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

The Company had net loss allocable to the common stockholders for the years ended December 31, 2017 and 2016.  All options outstanding at December 31, 2017 and 2016 to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation as the inclusion of these options and shares would have been antidilutive.

Years ended December 31,	2017	2016
Net income	$99,000	$410,000
Preferred dividend	500,000	500,000

Net loss available to common shareholders	(401,000)	(90,000)

Basic and diluted weighted average number of common shares outstanding	3,594,000	3,588,000

Basic and diluted loss per common share	$(0.11)	$(0.03)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and unrealized losses on investments available for sale.  The effects are presented in the accompanying consolidated statements of comprehensive income (loss).

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

	For the year ended	For the year ended
	December 31, 2017	December 31, 2016
	Weighted Average	Weighted Average
Risk-free interest rate	1.96%	1.43%
Expected life (in years)	4.98	5.71
Volatility	77.26%	84.86%
Expected dividends	-	-
Annual forfeiture rate	20.98%	20.12%

The weighted-average fair value of options granted during the years ended December 31, 2017 and 2016 was estimated as $1.17 and $1.33, respectively.

New Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (FASB) issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. The standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, under the new guidance, expenses incurred, will be deferred as an asset and will be amortized over the period that services or goods are transferred to the customer. Hence, the new guidance will result in the Company reporting deferred costs (asset) on our consolidated balance sheet. The new standard will be effective for the Company beginning January 1, 2018 at which point we plan to adopt the standard using the "modified retrospective method." Under that method, we will apply the rules to all contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous accounting standards. We believe our notes to the consolidated financial statements related to revenue recognition will be expanded as noted below.

The Company's implementation team has continued to make progress in its project plan, which includes evaluating customer contracts across the organization, implementing changes to its accounting system to allow the Company to track revenue and cost by customer, developing policies, processes and tools to report financial results including expanding our disclosures in the financial statements, and implementing and updating the Company's internal controls over financial reporting that will be necessary under the new standard. The Company has designed specific controls related to revenue recognition under the new guidance that were implemented beginning in January 2018.  The next step is to identify any differences that would result from applying the new requirements and controls of the new standard to its perpetual and subscription sales contracts. Although the Company is continuing to review certain aspects of its policies and practices, the Company's analysis of its perpetual contracts under the new standard supports the recognition of its license fee revenue at the time the license is shipped, consistent with its current revenue policy.

As noted above, the FASB issued guidance on revenue from contracts that supersedes upon adoption previous revenue recognition guidance, including industry-specific guidance. The underlying principle requires the Company to recognize revenue for the transfer of goods or services to customers at an amount that the Company expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the deferral of certain contract costs, consideration of time value of money in the transaction price, and in certain situations, allowing estimates of variable consideration to be recognized before contingencies are resolved. The Company will also be required to enhance disclosures regarding the nature, timing and uncertainty of revenue and cash flows arising from the Company's contracts with its customers.

The Company performed an analysis impact for revenue recognition under the new guidance, we completed the evaluation on the largest perpetual license sales in 2017 and other license deals in the prior years with potential additional performance obligations.  It was determined after review of the contracts that there would be no impact on revenue recognized or any new performance obligaions identified for these customers as it relates to the new guidance.

The Company has completed its evaluation of the new standard and has assessed the impacts of adoption on the consolidated financial statements and disclosures. Based on the evaluation of our current contracts and revenue streams, revenue recognition is mostly consistent under both the previous and new standard as noted above, with the exception of subscription costs, which are described below. Upon adoption, the Company will continue to recognize subscription revenue once a customer goes-live ratably over the remaining contract period. This contract period is typically 1 to 3 years.  The average customer takes about 8 to 10 months to go live.

The previous accounting policy for costs incurred to implement a hosting customer was to report those costs in the period incurred.  Upon adoption of the new standard, implementation costs will be deferred on the balance sheet and subsequently expensed ratably over the remaining contract period, once the customers go-live. The expense will be recognized with the revenue ratably over the remaining life of the contract.  As a result of this change, the deferred costs (asset) will increase approximately $536,000 effective January 1, 2018.  These deferred costs will then be expensed in future consolidated statements of operations over the remaining life of the subscription contract, commencing once the customer's hosted system goes live.  The aforementioned change in classification on the consolidated financial statements is expected to have an immaterial minor impact on our future gross profit and net income. While we are substantially complete with the process of quantifying the impacts that will result from applying the new guidance, our assessment will be finalized during the first quarter of 2018.

The disclosure in our notes to the consolidated financial statements related to revenue recognition will be expanded under the new standard, specifically around the quantitative and qualitative information about performance obligations, changes in assets and revenue recognition as it relates to the five-step analysis.

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

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Cuts and Jobs Act (the "Act"). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, the Company will elect to treat any potential GILTI inclusions as a period cost as we are not projecting any material impact from GILTI inclusions and any deferred taxes related to any inclusion would be immaterial.

3.	Accounts Receivable

Billed accounts receivable represent billings for the Company's products and services to end users and value added resellers. Unbilled accounts receivable represents contractual amounts due within one year under software licenses that have been delivered or statements of work for professional services, for work performed but not yet invoiced.  Billed accounts receivable are shown net of reserves for estimated uncollectible amounts.  Accounts receivable, net of allowance for doubtful accounts, consist of the following:

	December 31,
	2017	2016
Billed accounts receivable, net	$5,815,000	$5,330,000
Unbilled accounts receivable	774,000	266,000

	$6,589,000	$5,596,000

4. Property and Equipment

Property and equipment consist of:

		December 31,
	Useful Life (Years)	2017	2016
Computers and related equipment	3	$4,564,000	$4,524,000
Furniture and fixtures	10	606,000	606,000
Leasehold improvements	The lesser of lease term or 10	477,000	476,000
Software	3	1,089,000	1,083,000
Office equipment	3-7	813,000	813,000
		7,549,000	7,502,000
Less: Accumulated depreciation
and amortization		(7,444,000)	(7,371,000)
		$105,000	$131,000

Depreciation and amortization expense for the years ended December 31, 2017 and 2016 was $73,000 and $103,000, respectively.

5.               Capitalized Software Development Costs

Capitalized software development costs consist of:
	Remaining Weighted	December 31,
	Average Life	2017	2016
Capitalized software development costs	19.9 months	$31,861,000	$29,228,000
Less: Accumulated amortization		(27,788,000)	(25,207,000)

		$4,073,000	$4,021,000

The Company capitalized software development costs of $2,633,000 and $2,939,000 for the years ended December 31, 2017 and 2016, respectively.  Amortization of capitalized software development costs for the years ended December 31, 2017 and 2016 was $2,581,000 and $2,299,000, respectively, and is reflected in cost of software license fees in the consolidated statements of operations. The Company amortizes software developments costs using the greater of the straight-line basis over the estimated useful lives of the product (two years) or the revenue forecast method.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of:

December 31,	2017	2016
Accounts payable	$839,000	$641,000
Accrued compensation and related benefits	1,788,000	1,402,000
Sales and payroll taxes	605,000	452,000
Preferred dividends	500,000	250,000
Income tax payable	123,000	97,000
Third party software costs	57,000	-
Accrued professional services	58,000	41,000
Accrued interest expense	-	9,000
Other accrued liabilities	18,000	12,000
	$3,988,000	$2,904,000

7.           Lines of Credit and Term Note

Line of credit and term loan with Western Alliance Bank

On August 11, 2017, the Company entered in to a Business Financing Agreement (the "Financing Agreement") with Bridge Bank, a division of WAB, which includes a revolving line of credit and a term loan. The agreement will mature on September 1, 2019.

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

The original Term Loan provided $400,000 to the Company.  For the first six months, the Company was required to only pay interest.  For the next 18 months, the Term Loan will be amortized into monthly payments of principal and interest.  The interest rate on the original Term Loan will be the Wall Street Journal Prime Rate plus 1.75%. The Term Loan was modified in December 2017, and as a result, the Company will have to repay the Term Loan over the next 5 months. The first payment of $75,000 was due on the closing of the loan modification, the second payment of $25,000 was due on December 8, 2017, the third payment of $50,000 was due on December 29, 2017, the fourth payment of $125,000 is due mid- January and the final payment of $125,000 is due in April 2018. The Company made the required payments and made an extra payment of $25,000 as of December 31, 2017. As a result, the balance of the term note was $225,000 as of December 31, 2017.

As of December 31, 2017, the Company owed $2,305,000 under the revolving line of credit.  The Company incurred $96,000 of interest expense to WAB in 2017.  As of December 31, 2017, the availability under the line of credit was $95,000. The Company was in compliance with the financial and liquidity covenant of the modified Loan Agreement as of December 31, 2017.

The Company expects to be able to continue to comply with required covenants under the agreement with WAB for at least the next year.  As a result, the amounts due to WAB under the line of credit and term loan as of December 31, 2017 were classified in the accompanying consolidated balance sheet in accordance with the repayment terms stipulated in the agreement. In the event the Company does not meet its covenants after December 31, 2017 and WAB does not grant a waiver or forbearance agreement, and the Company believes that it does not have adequate liquidity to operate, the Company will implement a cost cutting plan that reduces its expenditures to the appropriate level that matches its operating cash flows.

Subject to certain exceptions, the modified Financing Agreement contains covenants prohibiting the Company from, among other things: (a) conveying, selling, leasing, transferring or otherwise disposing of their properties or assets; (b) liquidating or dissolving; (c) engaging in any business other than the business currently engaged in or reasonably related thereto; (d) entering into any merger or consolidation, or acquiring all or substantially all of the capital stock or property of another entity; (e) becoming liable for any indebtedness; (f) allowing any lien or encumbrance on any of their property; and (g) paying any dividends (other than dividends on outstanding convertible preferred stock); and (i) making payment on subordinated debt.  Further, the Company must maintain minimum liquidity of $750,000, tested monthly, consisting of a combination of Unrestricted cash at Bridge Bank plus available U.S. accounts receivable.  In addition, actual EBITDA, as defined in the Financing Agreement for the trailing 6-month period must be at least $1 as tested quarterly.

The Financing Agreement is secured by a first priority perfected security interest in substantially all of the assets of the Company, excluding the intellectual property of the Company.  The Financing Agreement contains a negative covenant prohibiting the Company from granting a security interest in their intellectual property to any party.

Line of Credit Silicon Valley Bank (SVB)

At the closing of the WAB Financing Agreement, the Company repaid all outstanding amounts owed to SVB under the Revolving Facility and terminated the Revolving Facility.  The Company incurred $128,000 and $113,000 of interest expense to SVB as of December 31, 2017 and 2016, respectively. In addition, the Company fully amortized $35,000 of deferred financing costs to interest expense, due to early cancellation of the Revolving Facility which was the remaining balance of deferred financing costs.

Line of Credit Chief Executive Officer/Director

In April 2017, the Company extended its Revolving Loan Agreement and associated Revolving Promissory Note with its Chief Executive Officer/Director.  This loan agreement provides an unsecured $1,000,000 revolving line of credit to the Company.  Amounts outstanding under the line of credit will bear interest at a rate of 7% per annum, payable monthly.  The maturity date of the line of credit is May 1, 2018. The Company may pay all amounts outstanding and terminate the agreement prior to that time with no penalties.  The loan agreement contains customary covenants, default provisions and other provisions.  The loan agreement was negotiated by the Audit Committee of the Company's Board of Directors, and borrowings under the Line of Credit will be subject to the Audit Committee's approval.  The proceeds of the borrowings, if needed, will be used by the Company for working capital and other general corporate purposes. If an extension of the line of credit is appropriate and agreed to by the Chief Executive Officer/Director, the Company will then seek to obtain the necessary approvals from WAB.

In August 2017, the Company repaid all amounts borrowed under the line of credit with its Chief Executive Officer/Director.  There were no amounts outstanding as of December 31, 2017.  The Company incurred $6,000 of interest expense to its Chief Executive Officer/Director for the year ended December 31, 2017. The Company was in compliance with the covenants of the loan agreement as of December 31, 2017.

8. Income Taxes

Pre-tax (loss) income for domestic locations for the years ended December 31, 2017 and 2016 was ($610,000) and 957,000, respectively.  Foreign locations had pre-tax (loss) income of $408,000 and ($510,000) in 2017 and 2016, respectively.

The (benefit) provision for income taxes is as follows:

Years ended December 31,	2017	2016
Current:
Federal	$(354,000)	$-
State	-	-
Foreign	45,000	25,000
	(309,000)	25,000
Deferred:
Federal	$-	$-
State	-	-
Foreign	8,000	12,000

	$(301,000)	$37,000

The effective tax rate differed from the statutory U.S. federal income tax rate as follows:

	Year ended December 31,
	2017	2016
Statutory tax rate	(34.0%)	34.0%
Effect of tax reform	1,964.8%	-%
Permanent differences	29.7%	6.7%
Difference between statutory and foreign rates	(91.4%)	(10.5%)
Other	(107.5%)	10.7%
Valuation allowance	(1,910.6%)	(32.6%)

	(149.0%)	8.3%

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

The approximate income tax effect of each type of temporary difference is as follows:

December 31,	2017	2016
Deferred tax assets: Timing of revenue recognition	$1,000,000	1,382,000
Accruals and reserves not currently deductible for tax	248,000	70,000
Domestic net operating loss carryforwards	8,485,000	12,520,000
Foreign net operating loss carryforwards	3,559,000	3,541,000
Depreciation and amortization	69,000	159,000
Alternative minimum tax	-	361,000
Non-qualified stock options	230,000	300,000
Amortization of deductible goodwill	83,000	157,000
Other	20,000	28,000

Total deferred tax assets	13,694,000	18,518,000
Deferred tax liabilities:
Capitalized software development costs	(1,061,000)	(1,498,000)
Israel deferred tax liability	(49,000)	(41,000)

Total deferred tax liabilities	(1,110,000)	(1,539,000)

Net deferred tax asset before valuation allowance	12,584,000	16,979,000
Valuation allowance	(12,633,000)	(17,020,000)

Net deferred tax liabilities	$(49,000)	(41,000)

Realization of deferred tax assets is primarily dependent on future taxable income, the amount and timing of which is uncertain.  The valuation allowance is adjusted on a periodic basis to reflect management's estimate of the realizable value of the net deferred tax assets.   A valuation allowance has been recorded for the net deferred tax asset for all jurisdictions with the exception of a $49,000 deferred tax liability recorded for the Company's subsidiary located in Israel.

Taxable income for the Israeli subsidiary was $595,000 and $412,000 for the years ended December 31, 2017 and 2016, respectively.  The Israeli subsidiary has a tax provision of $53,000 and $37,000 for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, the Company had net operating loss carryforwards for United States federal income tax purposes of approximately $29,458,000.  The net operating loss carryforwards expire between 2019 through 2035. The extent to which the loss carryforward can be used to offset future taxable income and tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period.

The Company has identified its federal tax return and its state returns in Pennsylvania and California as "major" tax jurisdictions.  Based on the Company's evaluation, it concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2014 through 2017, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on a tax authority audit and does not anticipate any adjustments that will result in a material change to its financial position.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of operations.  For the years ended December 31, 2017 and 2016, there were no interest or penalties related to uncertain tax positions.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Act repeals the Alternative Minimum Tax ("AMT") for years beginning after December 31, 2017 and allows Companies with existing AMT credit carryforwards to receive future refunds of the credit.  As a result, the Company has recorded an AMT credit benefit of $362,000 and recorded a corresponding long term receivable as of December 31, 2017.  The Company believes that the most significant impact on its consolidated financial statements will be a reduction of approximately $3,900,000 for the deferred tax assets related to net operating losses and other assets.  Such reduction is offset by changes to the Company's valuation allowance.  Additionally, the Company has investments in various foreign subsidiaries for which at December 31, 2017 and November 2, 2017, the cumulative earnings and profits of these entities was estimated to be negative.  Accordingly, the Company has not recorded a provisional amount for the transition tax enacted under the Act.

On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118, which allows a measurement period, not to exceed one year, to finalize the accounting for the income tax impacts of the Tax Act. Until the accounting for the income tax impacts of the Tax Act is complete, the reported amounts are based on reasonable estimates, are disclosed as provisional and reflect any adjustments in subsequent periods as they refine their estimates or complete their accounting of such tax effects.

9. Commitments and Contingencies

Leases

The Company leases facilities and equipment under non-cancelable operating leases which may include escalation clauses.  Rent expense for facility leases for the years ended December 31, 2017 and 2016 was $922,000 and $1,006,000, respectively.  Equipment and vehicle lease expense for the years ended December 31, 2017 and 2016 was $131,000 and $115,000, respectively.

Future minimum lease payments under the Company's operating leases as of December 31, 2017 are as follows:

2018	$1,040,000
2019	990,000
2020	820,000
2021	733,000
2022	451,000
thereafter	1,000

Litigation

From time to time, the Company may be involved in certain legal actions and customer disputes arising in the ordinary course of business. In the Company's opinion, the outcome of such actions will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

10. Profit Sharing Plan/Savings Plan

The Company maintains a discretionary profit sharing plan, including a voluntary Section 401(k) feature, covering all qualified and eligible employees. Company contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  The Company may match 25% of eligible employees' contributions to the 401(k) plan up to a maximum of 1.5% of each employee's compensation. It was determined by the Board of Directors that there would be a match in 2017 and 2016. The Company elected to match 25% of 6.0% of compensation for each eligible employee's contributions to the 401(k) plans in 2017 and 2016 for a total match of $78,000 and $88,000, respectively.

11. Equity Plans

Share-Based Awards

Compensation costs in 2017 and 2016 include compensation costs for share-based payments granted to employees and directors based on the estimated grant date fair value.

As of December 31, 2017, the total unrecognized compensation cost related to non-vested options amounted to $168,000, which is expected to be recognized over the options' weighted average remaining vesting period of 2.45 years.

The Company has Stock Option Plans (the "Plans") under which incentive and non-qualified stock options may be granted to its employees, officers, directors and others. Generally, incentive stock options are granted at fair value, become exercisable over a four-year period, and are subject to the employee's continued employment. Non-qualified options are granted at exercise prices determined by the Board of Directors and vest over varying periods.  A summary of the status of the Company's stock options as of December 31, 2017 and 2016 and changes during the years then ended are as follows:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
	Shares	Wtd. Avg. Exercise Price Per Share	Shares	Wtd. Avg. Exercise Price Per Share

Balance, December 31, 2015	738,000	$ 3.06	486,000	$ 3.59
Granted	115,000	1.91
Forfeited	(66,000)	2.11
Exercised	(7,000)	1.26
Expired	(70,000)	5.44

Balance, December 31, 2016	710,000	$ 2.73	485,000	$ 3.12
Granted	135,000	1.86
Forfeited	(99,000)	3.23
Expired	(43,000)	4.50
Balance, December 31, 2017	703,000	$ 2.39	426,000	$ 2.74

There are 560,000 shares available for granting future options as of December 31, 2017.  It is the Company's policy to issue shares from authorized but unissued common stock when stock options are exercised.

The following table summarizes outstanding options that are vested and expected to vest under the Company's stock option plans as of December 31, 2017:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding Options	703,000	$2.39	5.86	$442,000

Vested and Expected to Vest	637,000	$2.44	5.57	$374,000
Options Exercisable	426,000	$2.74	4.24	$159,000

The following table shows total share-based compensation expense included in the consolidated statements of operations:

	Years Ended
	December 31, 2017	December 31, 2016
Cost of services and maintenance	$ 21,000	$ 13,000
Sales and marketing	2,000	-
General and administrative	112,000	107,000
Stock-based compensation expense	$ 135,000	$ 120,000

Convertible Preferred Stock

Series A

On September 24, 2008, the Company issued 826,000 shares of Series-A Convertible Preferred Stock ("Series A Preferred Stock") to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, and if, declared by the Company's Board of Directors, quarterly in arrears. At December 31, 2017, there were accrued dividends of $300,000.

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

The Series B Preferred Stock may be converted into shares of common stock on a one-to-one ratio, subject to customary anti-dilution provisions.  The Series B Preferred Stock will pay a quarterly dividend, which will accrue at an annual rate of 10%.  The Company's Chief Executive Officer may convert 100% of his shares of the Series B Preferred Stock into shares of common stock. Each and every outstanding share of Series B Preferred Stock is subject to mandatory and automatic conversion into shares of common stock if the closing price of the common stock as reported by the principal exchange or quotation system on which such common stock is traded or reported exceeds 300% of the then current conversion price for 30 consecutive trading days.  The Company may redeem all of the outstanding shares of the Series B Preferred Stock issued at a price per share equal to 300% of the purchase price.  The Series B Preferred Stock ranks senior to the common stock and on parity with the Company's Series A Convertible Preferred Stock.  In the event of a liquidation of the Company, the holder of the Series B and Series A Preferred Stock shall be entitled to receive in preference to the holders of the common stock, the original amount invested in the preferred stock plus any unpaid and accrued dividends.  Preferred stock dividends on the Series B are declared quarterly by the Board of Directors.  At December 31, 2017, there were accrued dividends of $200,000.

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

Year ended December 31,	2017	2016
Revenues
Software license fees
United States	$1,188,000	$1,271,000
Europe	239,000	886,000
Asia/Pacific	1,106,000	542,000
Total foreign software license fees	1,345,000	1,428,000
Total software license fees	2,533,000	2,699,000
Subscriptions
United States	1,522,000	2,721,000
Europe	787,000	1,037,000
Asia/Pacific	427,000	233,000
Total foreign subscriptions	1,214,000	1,270,000
Total subscriptions	2,736,000	3,991,000
Services and maintenance
United States	11,292,000	12,454,000
Europe	3,580,000	3,417,000
Asia/Pacific	6,193,000	3,237,000
Total foreign services and maintenance revenue	9,773,000	6,654,000
Total services and maintenance revenue	21,065,000	19,108,000
Total revenue	$26,334,000	$25,798,000
Net income
United States	$(262,000)	$920,000
Europe	65,000	(277,000)
Asia/Pacific	296,000	(233,000)
Net income (loss)	$99,000	$410,000
Long lived assets
United States	$4,605,000	$4,289,000
Europe	88,000	14,000
Asia/Pacific	68,000	70,000
Total long-lived assets	$4,761,000	$4,373,000
Total assets
United States	$9,890,000	$8,286,000
Europe	967,000	1,474,000
Asia/Pacific	2,712,000	1,174,000
Total assets	$13,569,000	$10,934,000

13. Selected Consolidated Quarterly Financial Data (Unaudited)

2017 Quarter Ended	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Revenues	$7,895,000	$6,482,000	$5,956,000	$6,001,000
Gross profit	2,811,000	2,003,000	1,559,000	1,522,000
Net income (loss)	819,000	186,000	(227,000)	(679,000)
Net income (loss) allocable to common shareholders	694,000	61,000	(352,000)	(804,000)
Basic and diluted net income (loss) per share	$0.19	$.02	$(0.10)	$(0.22)
Shares used in computing basic and diluted net income (loss) per share (in thousands)	3,594	3,594	3,594	3,594

2016 Quarter Ended	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Revenues	$9,076,000	$5,688,000	$5,686,000	$5,348,000
Gross profit	4,428,000	1,937,000	1,147,000	1,347,000
Net income (loss)	2,007,000	148,000	(1,048,000)	(697,000)
Net income (loss) allocable to common shareholders	1,882,000	23,000	(1,173,000)	(822,000)
Basic and diluted net income (loss) per share	$0.52	$.01	$(0.33)	$(0.23)
Shares used in computing basic and diluted net income (loss) per share (in thousands)	3,591	3,587	3,587	3,587

Item 9.                                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.                              Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated, as of the end of the period covered by this Form 10-K, the design adequacy and operating the effectiveness of our disclosure controls and procedures (as defined in as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures as of such date are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures that are designed to reasonably assure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal controls over financial reporting was effective as of December 31, 2017.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as the rules of the Securities and Exchange Commission applicable to the Company do not require such an attestation report and permit us to provide only management's report in this Form 10-K.

Changes in Internal Controls Over Financial Reporting

There were no changes in ICFR during the quarter ended December 31, 2017 that materially affected ICFR or are reasonably likely to materially affect it.

Item 9B.                             Other Information.

None

PART III

Item 10.                              Directors, Executive Officers and Corporate Governance.

Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its 2018 Annual Meeting of Stockholders proposed to be held on June 22, 2018, and the information therein is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)(A)	Consolidated Financial Statements.

i)	Consolidated Balance Sheets at December 31, 2017 and 2016.
ii)	Consolidated Statements of Operations for the years ended December 31, 2016 and 2015.
iii)	Consolidated Statement of Comprehensive Loss for the years ended December 31, 2017 and 2016.
iv)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2017 and 2016.
v)	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016.
vi)	Notes to the Consolidated Financial Statements.

(a)(1)(B)	Report of Independent Registered Public Accounting Firm.

(a)(2)	Schedules.

a)	Schedule II - Valuation and Qualifying Accounts

The schedule listed above has been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto.

(a)(3)	List of Exhibits.

The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K:

Exhibit No.	Description

3.1**	Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, as amended (File No. 33-92778)).
3.2**	By-Laws of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, as amended (File No. 33-92778)).
3.3	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed September 26, 2008).
3.4	Certificate of Designation of Series B Convertible Preferred Stock (Incorporated herein by reference to the Company's Current Report on Form 8-K filed on June 24, 2014).
4.1**	Specimen certificate representing the Common Stock (Incorporated herein by Reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, as amended (File No. 33-92778)).
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

10.11
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
10.23
Business Financing Agreement among Astea International Inc., Network Data, Inc. and Western Alliance Bank, dated August 11, 2017 (Incorporated herein by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2017).

10.24#
Amendment No. 4 to Revolving Loan Agreement between Astea International Inc. and Zack Bergreen dated April 26, 2017 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 28, 2017).

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
** Paper filing.
# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTEA INTERNATIONAL INC.

By: /s/Zack Bergreen
Zack Bergreen
Chief Executive Officer

March 29, 2018

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

Signature	Title	Date

/s/Zack Bergreen	Chief Executive Officer	March 29, 2018
Zack Bergreen	(Principal Executive Officer) and Chairman of the Board of Directors

/s/Rick Etskovitz	Chief Financial Officer	March 29, 2018
Rick Etskovitz	(Principal Financial Officer and
Principal Accounting Officer)

/s/Keith Schneck	Director	March 29, 2018
Keith Schneck

/s/Eric Siegel	Director	March 29, 2018
Eric Siegel

/s/Mark Simon	Director	March 29, 2018
Mark Simon

EXHIBIT INDEX

No.	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of EisnerAmper LLP

24.1	Powers of Attorney (See the Signature Page)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase