Form 10-Q
period 2018-03-31
ASTEA INTERNATIONAL INC
filed 2018-05-15
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          March 31, 2018
or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from               to

Commission File Number: 0-26330

ASTEA INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2119058 (I.R.S. Employer Identification No.)

 240 Gibraltar Road, Horsham,  PA                                19044
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

Large accelerated filer	❑	Accelerated filer	❑	Non-accelerated filer	❑
Smaller reporting company	☒	Emerging growth company	❑	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           No   X

As of May 9, 2018, 3,594,549 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2018 (Unaudited)	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,481,000	$1,924,000
Accounts receivables, net of reserves allowance of $239,000 (unaudited) and $239,000, respectively	6,191,000	6,589,000
Prepaid expenses and other current assets	490,000	295,000
Deferred hosting costs	982,000	-
Total current assets	9,144,000	8,808,000

Property and equipment, net	104,000	105,000
Capitalized software development costs, net	4,258,000	4,073,000
Restricted cash	79,000	77,000
Other long-term assets	513,000	506,000
Total assets	$14,098,000	$13,569,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Term note	$100,000	$225,000
Accounts payable and accrued expenses	4,039,000	3,988,000
Deferred revenues	10,951,000	11,025,000
Total current liabilities	15,090,000	15,238,000

Long-term liabilities:
Borrowings under line of credit	2,278,000	2,305,000
Long-term accrued expenses	309,000	312,000
Deferred tax liability	49,000	49,000
Deferred revenues, net of current portion	773,000	504,000
Total long-term liabilities	3,409,000	3,170,000

Commitments and contingencies

Stockholders' deficit:
Convertible preferred stock, $.01 par value, shares authorized 5,000,000: Series A issued and outstanding 826,000 shares	8,000	8,000
Series B issued and outstanding 797,000 shares	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,636,000 shares; shares outstanding 3,594,000	36,000	36,000
Additional paid-in-capital	31,616,000	31,710,000
Accumulated deficit	(34,702,000)	(35,338,000)
Accumulated other comprehensive loss	(1,159,000)	(1,055,000)
Treasury stock at cost, 42,000 common shares	(208,000)	(208,000)
Total stockholders' deficit	(4,401,000)	(4,839,000)
Total liabilities and stockholders' deficit	$14,098,000	$13,569,000
See accompanying notes to the unaudited condensed consolidated financial statements.

 ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2018	2017

Revenues:
Software license fees	$419,000	$243,000
Subscriptions	828,000	767,000
Services and maintenance	5,449,000	4,991,000
Total revenues	6,696,000	6,001,000
Costs of revenues:
Cost of software license fees	729,000	717,000
Cost of subscriptions	234,000	208,000
Cost of services and maintenance	3,523,000	3,554,000
Total cost of revenues	4,486,000	4,479,000
Gross profit	2,210,000	1,522,000
Operating expenses:
Product development	214,000	562,000
Sales and marketing	1,001,000	927,000
General and administrative	948,000	663,000
Total operating expenses	2,163,000	2,152,000

Income (loss) from operations	47,000	(630,000)
Interest expense, net	35,000	42,000

Income (loss) before income taxes	12,000	(672,000)
Income tax expense	6,000	7,000
Net income (loss)	6,000	(679,000)
Preferred dividend	125,000	125,000
Net loss allocable to common stockholders	$(119,000)	$(804,000)

Basic and diluted loss per share allocable to common stockholders	$(0.03)	$(0.22)

Weighted average shares outstanding used in computing
basic and diluted loss per common share	3,594,000	3,594,000

See accompanying notes to the unaudited condensed consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED  STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Net income (loss)	$6,000	$(679,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	(104,000)	(105,000)
Comprehensive income (loss)	$(98,000)	$(784,000)

            See accompanying notes to the unaudited condensed consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Series A convertible preferred stock at par value	Series B convertible preferred stock at par value	Common stock	Additional paid-in- capital	Accumulated other compre- hensive loss	Accumulated deficit	Treasury stock	Total stockholders' deficit
Balances at December 31, 2017	$8,000	$8,000	$36,000	$31,710,000	$(1,055,000)	$(35,338,000)	$(208,000)	$(4,839,000)
Cumulative effect from change in accounting	—	—	—	—	—	630,000	—	630,000

Net income	—	—	—	—	—	6,000	—	6,000

Series A and B preferred stock dividends	—	—	—	(125,000)	—	—	—	(125,000)

Stock-based compensation	—	—	—	31,000	—	—	—	31,000

Other comprehensive loss	—	—	—	—	(104,000)	—	—	(104,000)

Balances at March 31, 2017	$8,000	$8,000	$36,000	$31,616,000	$(1,159,000)	$(34,702,000)	$(208,000)	$(4,401,000)

See accompanying notes to the unaudited condensed consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$6,000	$(679,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	726,000	714,000
Amortization of deferred financing costs	7,000	12,000
Amortization of deferred hosting costs	11,000	-
Stock-based compensation	31,000	30,000
Changes in operating assets and liabilities:
Receivables	326,000	606,000
Prepaid expenses and other	(183,000)	(102,000)
Deferred hosting costs	(363,000)	-
Other assets	(7,000)	(11,000)
Accounts payable and accrued expenses	(112,000)	91,000
Deferred revenues	144,000	561,000
Net cash provided by operating activities	586,000	1,222,000
Cash flows from investing activities:
Purchases of property and equipment	(9,000)	-
Capitalized software development costs	(900,000)	(608,000)
Net cash used in investing activities	(909,000)	(608,000)
Cash flows from financing activities:
Dividend payments on preferred stock	-	(250,000)
Payment on term note from Bridge Bank	(125,000)	-
Payments on line of credit from Silicon Valley Bank	-	(2,100,000)
Proceeds on line of credit from Silicon Valley Bank	-	2,053,000
Payments on line of credit from Bridge Bank	(3,472,000)	-
Proceeds on line of credit from Bridge Bank	3,445,000	-
Net cash used in financing activities	(152,000)	(297,000)
Effect of exchange rate changes on cash	34,000	(12,000)
Net (decrease) increase in cash, cash equivalents and restricted cash	(441,000)	305,000
Cash, cash equivalents and restricted cash, beginning of period	2,001,000	730,000
Cash, cash equivalents and restricted cash, end of period	$1,560,000	$1,035,000
Supplemental disclosure of cash flows information:
Cash paid for interest	$29,000	$30,000
Supplemental disclosure of non-cash flows information:
Accrued preferred dividends	$125,000	$125,000
See accompanying notes to the unaudited condensed consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements at March 31, 2018 and for the three month periods ended March 31, 2018 and 2017 of Astea International Inc. and subsidiaries ("Astea" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company's latest annual report (Form 10-K) and our Form 10-Q's for the quarters ended March 31, 2017, June 30, 2017, and September 30, 2017. The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2018.

Comparability

Effective January 1, 2018, the Company adopted a new accounting standard. Prior periods were not retrospectively restated, so the consolidated balance sheet as of December 31, 2017 and results of operations for the three months ended March 31, 2017 were prepared using an accounting standard that was different than the one in effect for the three months ended March 31, 2018. Therefore, the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 are not directly comparable, nor are the results of operations for the three months ended March 31, 2018 and March 31, 2017.

Accumulated Deficit

The following table presents the cumulative effect adjustment to the beginning accumulated deficit for the new accounting standard adopted by the Company on January 1, 2018:

Accumulated Deficit
Balance, December 31, 2017, as previously reported	$(35,338,000)
Cumulative effect adjustment from the adoption of new accounting standard:
Revenue from Contracts with Customers	630,000
Balance, January 1, 2018, as adjusted	(34,708,000)
Net income	6,000
Balance, March 31, 2018	$(34,702,000)

Recently Adopted Accounting Standards- Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. The standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, under the new guidance, expenses incurred, will be deferred as an asset and will be amortized over the period that services or goods are transferred to the customer.

The Company adopted Revenue from Contracts with Customers on January 1, 2018 using the modified retrospective transition method. Under this method, the Company evaluated contracts that were in effect at January 1, 2018 as if those contracts had been accounted for under the new guidance. The Company did not evaluate individual modifications for those periods prior to the adoption date. The aggregate effect of all modifications as of the adoption date and such effects are provided below. Under the modified retrospective transition approach, periods prior to the adoption date were not adjusted and continue to be reported in accordance with historical, pre-adoption accounting. A cumulative catch up adjustment was recorded to beginning accumulated deficit to reflect the impact of all existing arrangements under Revenue from Contracts with Customers (new guidance).

The most significant impact of the adoption of revenue from the new guidance was that the Company deferred $630,000 of incremental hosting costs at the adoption date directly related to hosting customer contracts and the related hosting implementation costs for customers that had not gone live as of the date of adoption.  The Company is amortizing these costs over the remaining life of the contract or expected customer life whichever is longer, once the customer goes live. The contract period is generally 1 to 3 years and the average expected customer life is 2 years.

As noted above, upon adoption on January 1, 2018, the Company recognizes revenues in accordance with "Revenue from Contracts with Customers". As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenues when (or as) the Company satisfies a performance obligation.

The Company's implementation team has completed its project plan, which included evaluating customer contracts across the organization, developing policies, processes and tools to report financial results including expanding our disclosures in the financial statements, and implementing and updating the Company's internal controls over financial reporting that are necessary under the new standard. The Company has designed specific controls related to revenue recognition under the new guidance that were implemented beginning in January 2018.  The next step is to identify any differences that would result from applying the new requirements and controls of the new standard to its perpetual and subscription sales contracts. The Company completed its analysis of its perpetual contracts under the new standard supports the recognition of its license fee revenue at the time the license is delivered, consistent with its current revenue policy.  The Company is still in the process of implementing changes to its accounting system to allow the Company to track revenue and cost by customer versus maintaining all the required information in excel format. The implementation is expected to be completed in the third quarter of 2018.

The Company performed an analysis of the impact for revenue recognition under the new guidance.  We completed the evaluation on the largest perpetual license sales in 2017 and other license sales in the prior years with potential additional performance obligations.  After review of the contracts, it was determined that there would be no impact on revenue recognized or any new performance obligations identified for these customers as it relates to the new guidance.

Based on the evaluation of our current contracts and revenue streams, revenue recognition is mostly consistent under both the previous and new standard as noted above, with the exception of subscription costs which are described below. Upon adoption, the Company will continue to recognize subscription revenue once a customer goes-live ratably over the remaining contract period or customer life whichever is longer. The contract period is typically 1 to 3 years. The average expected life of a customer is 2 years.  The average customer takes about 8 to 10 months to go live. The Company expects the average life of a customer to increase as more customers begin to renew their subscription contracts.

The primary change in how we report revenues and expenses under the new guidance will be in the way we report expenses related to our subscription business. In the past, we deferred all hosting revenue until the customer went live.  This practice will continue.  The purpose of this practice is to only recognize subscription revenue over the period in which the customer receives the benefit of using the system (performance obligation is satisfied).  The major change resulting from the adoption of the new guidance will relate to costs incurred in getting a hosted customer live.  Through the end of 2017, the Company charged all implementation costs to expense in the period incurred.  Starting January 1, 2018, we will defer all implementation related costs on the balance sheet (primarily labor costs and hosting costs) until the customer goes live.  Once live, we will report the deferred implementation costs related to that customer ratably over the remaining expected life of the customer contract or two years, whichever is longer.  At this point, based on the Company's relatively short time-span as a provider of a hosted solution, our analysis shows that the average lifespan of an Astea hosted customer is 2 years. Therefore, we will amortize the deferred cost over 2 years or the remaining life of the contract, whichever is longer. This is consistent with the revenue recognition methodology used for the subscription service revenue for that customer. The Company satisfies performance obligations as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

Software license fee revenues are recognized when the software licenses have been delivered.

The Company recognizes revenues from maintenance ratably over the term of the underlying maintenance contract term. The term of the maintenance contract is usually one year. Renewals of maintenance contracts create new performance obligations that are satisfied over the contract term. Revenues are recognized ratably over the contract term.

Revenues from professional services consists mostly of time and material services. The performance obligations are satisfied, and revenues are recognized, when the services are provided or when the service term has expired.

In contracts with multiple performance obligations, the Company accounts for individual performance obligations separately, if they are distinct. The Company allocates the transaction price to each performance obligation based on its relative standalone selling price out of total consideration of the contract. For maintenance and support, the Company determines the standalone selling price based on the price at which the Company separately sells a renewal contract. The Company determines the standalone selling price for sales of licenses using the residual approach. For professional services, the Company determines the standalone selling prices based on the price at which the Company separately sells those services.  The Company does not grant a right of return to its customers.

Although the new guidance prefers that revenue in a contract with multiple performance obligations use the adjusted market approach which includes standalone selling price (SSP) or third part evidence (TPE) or expected cost plus margin approach as the methodology for allocating revenues to software, the Company is using the Residual Method for allocating the revenues from a contract to the license component of the sale. A Company should not presume that contractually stated prices or a list price for perpetual licenses represents the SSP for that performance obligation.  Due to competition, highly variable pricing, customer demographics, varying size of our customers, and other such factors, the Company's selling prices are considered uncertain for each perpetual license sale.  Therefore, SSP is not an appropriate methodology as it relates to our license revenue.  In terms of TPE as a basis to price our software, our product is unique and expansive in terms of the system's inherent functionality. There are no directly comparable products in the marketplace today, which we could use as the basis to set our standard license pricing based on a comparison with other vendors. In addition, most of the Company's we compete with in our market are privately owned, which prevents us from obtaining reliable TPE. Accordingly, the new guidance permits the Company to use the Residual Method for allocating selling price if the first two preferable choices cannot be used. The residual between the total transaction price and the observable standalone selling prices of those performance obligations with observable standalone selling prices is considered to be the estimated standalone selling price of the goods or services underlying the performance obligation.

Astea commonly sells our software products bundled with other products (maintenance) and professional services. As noted above, the new standard requires an entity to allocate the transaction price to the distinct performance obligations in a contract on a relative SSP basis. Under the new guidance, "…an entity shall determine the standalone selling price at contract inception of the distinct good or service underlying each performance obligation in the contract and allocate the transaction price in proportion to those standalone selling prices." SSP is defined as the price at which an entity would sell a promised good or service separately to a customer.  For example, the Company has a history of selling maintenance renewals and professional services on a standalone basis. Therefore, Astea will utilize SSP for its performance obligations as it relates to service and maintenance revenue. In addition, due to the Company having different maintenance and service rates in other parts of the world in which it operates, the Company has developed a reasonable range for its SSP for maintenance and services rather than a single point.

The incremental costs of obtaining a customer contract (i.e., those costs related to obtaining the customer contract that would not have been incurred if the customer contract was not obtained), such as a sales commission, should be capitalized if the Company expects to recover those costs (based on net future cash flows from the contract and expected contract renewals). The Company may expense the incremental costs of obtaining a contract if the amortization period would otherwise be one year or less. Since sales commissions are costs that are incremental and the amortization of sales commissions would be one year or less, the Company will continue to expense these items as incurred.  Costs of obtaining a customer contract that are not incremental (i.e., costs related to obtaining the customer contract that would have been incurred regardless of whether the customer contract had been obtained), such as travel costs incurred to present the customer proposal, should only be capitalized if those costs are explicitly chargeable to the customer regardless of whether the entity enters into a contract with the customer. Otherwise, such costs are expensed as incurred. The Company will continue to expense these costs as they are incurred.

We present taxes assessed by a governmental authority including sales, use, value added and excise taxes on a net basis and therefore the presentation of these taxes is excluded from our revenues and is included in accrued expenses in the accompanying consolidated balance sheets until such amounts are remitted to the taxing authority.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the new revenue standard requirements were as follows:

	As of December 31,		As of January 1,
	2017	Adjustments	2018
Assets
Deferred hosting costs	$-	$630,000	$630,000

Stockholders' deficit
Accumulated deficit	$(35,338,000)	$630,000	$(34,708,000)

In accordance with the new revenue standard requirements, the impact of adoption on our condensed consolidated balance sheet and statement of operations for the three months ended March 31, 2018 was as follows:

	As of March 31, 2018
	As Reported	Balance without Adoption	Effect of Change
Assets
Deferred hosting costs	$982,000	$-	$982,000

Equity
Accumulated deficit	$(34,702,000)	$(35,684,000)	$982,000

	For the three months ended March 31, 2018

	As Reported	Balance without adoption	Effect of Change

Cost of Revenue:
Cost of Subscriptions	$234,000	$259,000	$25,000
Cost of services and maintenance	3,523,000	3,854,000	331,000
Total Cost of Revenue	$4,486,000	$4,842,000	$356,000

Gross Profit	$2,210,000	$1,854,000	$356,000

Net income (loss)	$6,000	$(350,000)	$356,000
Preferred dividend	125,000	125,000	125,000
Net loss allocable to common stockholders	$(119,000)	$(475,000)	$356,000
Basic and diluted	$(.03)	$(0.13)	$0.10

The Company's net cash provided by operating activities for the three months ended March 31, 2018 did not change due to the adoption of the new revenue guidance requirement. The following table summarizes the effects of adopting the new standard requirements on the financial statement line items of the Company's condensed consolidated statement of cash flows for the three months ended March 31, 2018:
	As of March 31, 2018
	As Reported	Balance without Adoption	Effect of Change
Cash flows from operating activities:
Net income	$6,000	$(356,000)	$350,000
Amortization of hosting costs	13,000	-	13,000
Deferred hosting costs	363,000	-	363,000

Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same such amounts presented on the condensed consolidated statement of cash flows:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$ 1,481,000	$ 1,924,000
Restricted cash	79,000	77,000
Total cash, cash equivalents, and restricted cash reported on the consolidated statement of cash flows	$ 1,560,000	$ 2,001,000

Amounts included in restricted cash represent funds required to be set aside by a contractual agreement with the   building leasing companies in Europe. The restrictions will lapse when the building leases expires.

Operating Matters and Liquidity

The Company has a history of net losses and an accumulated deficit of $34,702,000 as of March 31, 2018.  In the first quarter of 2018, the Company generated net income of $6,000 compared to a net loss of $679,000 generated in the first quarter of 2017.  Further, at March 31, 2018, the Company had a working capital ratio of .61:1, with cash and cash equivalents of $1,481,000 compared to December 31, 2017 in which the Company had cash and cash equivalents of $1,924,000.  The decrease in cash and cash equivalents for the first quarter 2018 was primarily driven by a decrease in cash provided by operations in 2018 compared to 2017 and an increase in capitalized software development costs, partially offset by a decrease in cash outlays for the Company's line of credit.

As of March 31, 2018, the Company owed $2,278,000 on its line of credit from Western Alliance Bank ("WAB").   As of March 31, 2018, the availability under the line of credit was $122,000.  The proceeds of additional borrowings, if needed, will be used by the Company for operating activities..  The Company has a term loan with WAB for $400,000 through April 2018.  As of March 31, 2018, the Company owed $100,000 against the term loan. The Company has projected revenues that management believes will provide sufficient funds along with available borrowings under its line of credit to sustain its continuing operations through at least May 15, 2019.

The Company was in compliance with the WAB financial and liquidity covenants as of March 31, 2018 and expects to be able to continue to comply with the required covenants under the modified agreement with WAB for at least the next year.  As a result, the amounts due to WAB under the line of credit and term loan as of March 31, 2018 were classified in the accompanying consolidated balance sheet in accordance with the repayment terms stipulated in the agreement with WAB.  In the event the Company does not meet the required covenants after March 31, 2018 and WAB does not grant a waiver or forbearance agreement, and the Company believes that it does not have adequate liquidity to operate, the Company will implement a cost cutting plan that reduces its expenditures to the appropriate level that matches its operating cash flows.

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

Management's current operating plan is to maintain and/or reduce operating expenses in order to be aligned with expected revenues.  The primary area of focus will continue to be headcount and costs from outside consultants.  The Company remains focused on maximizing revenue from its revenue generating resources and will continue to repurpose, if necessary, certain personnel to become billable so the Company can continue to improve its liquidity.  The Company has a substantial professional services backlog that resulted from new customers added in 2018 as well as upgrade projects from our existing customers as they move to the latest version of Astea Alliance.   In 2018, the Company continues to reduce total operating expenses in order to maintain our liquidity.  Management has implemented new marketing initiatives in 2018 that we believe will directly contribute to increasing new business that is essential to our growth.  We expect our revenues will generate sufficient cash from operations through at least May 15, 2019. As noted above, if the Company's actual results fall short of expectations, the Company will make cost adjustments to improve the Company's operating cash flows. In addition, we do not expect to increase capital expenditures.  We plan to maintain the same level of investment in software development.

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

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Cuts and Jobs Act (the "Act"). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, the Company will have elected to treat any potential GILTI inclusions as a period cost as we are not projecting any material impact from GILTI inclusions and any deferred taxes related to any inclusion would be immaterial.

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

The original Term Loan provided $400,000 to the Company.  For the first six months, the Company was required to only pay interest.  For the next 18 months, the Term Loan will be amortized into monthly payments of principal and interest.  The interest rate on the original Term Loan will be the Wall Street Journal Prime Rate plus 1.75%, which was 6.50% as of March 31, 2018. The Term Loan was modified in December 2017, and as a result, the Company repaid the Term Loan by April 30, 2018.  The first payment of $75,000 was due on the closing of the loan modification, the second payment of $25,000 was due on December 8, 2017, the third payment of $50,000 was due on December 29, 2017, the fourth payment of $125,000 is due mid- January and the final payment of $125,000 is due in April 2018. The Company made the required payments and made an extra payment of $25,000 as of December 31, 2017. In January, the Company made the fourth payment of $125,000.  As a result, the balance of the term note was $100,000 as of March 31, 2018.

As of March 31, 2018 the Company owed $2,278,000 under the revolving line of credit.  The Company incurred $35,000 of interest expense to WAB in the first three months of 2018.  As of March 31, 2018, the availability under the line of credit was $122,000. The Company was in compliance with the financial and liquidity covenants of the modified Loan Agreement as of March 31, 2018.

The Company expects to be able to continue to comply with the required covenants contained in the agreement with WAB for at least the next year.  As a result, the amounts due to WAB under the line of credit and term loan as of March 31, 2018 were classified in the accompanying consolidated balance sheet in accordance with the repayment terms stipulated in the agreement. In the event the Company does not meet its covenants after March 31, 2018 and WAB does not grant a waiver or forbearance agreement, and the Company believes that it does not have adequate liquidity to operate, the Company will implement a cost cutting plan that reduces its expenditures to the appropriate level that matches its operating cash flows.

Subject to certain exceptions, the modified Financing Agreement contains covenants prohibiting the Company from, among other things: (a) conveying, selling, leasing, transferring or otherwise disposing of their properties or assets; (b) liquidating or dissolving; (c) engaging in any business other than the business currently engaged in or reasonably related thereto; (d) entering into any merger or consolidation, or acquiring all or substantially all of the capital stock or property of another entity; (e) becoming liable for any indebtedness; (f) allowing any lien or encumbrance on any of their property; and (g) paying any dividends (other than dividends on outstanding convertible preferred stock); and (i) making payment on subordinated debt.  Further, the Company must maintain minimum liquidity of $650,000, tested monthly, consisting of a combination of Unrestricted cash at Bridge Bank plus available U.S. accounts receivable.  In addition, actual EBITDA, as defined in the Financing Agreement for the trailing 6-month period must be at least $1 as tested quarterly.

The Financing Agreement is secured by a first priority perfected security interest in substantially all of the assets of the Company, excluding the intellectual property of the Company.  The Financing Agreement contains a negative covenant prohibiting the Company from granting a security interest in their intellectual property to any party.

Line of Credit with Silicon Valley Bank (SVB)

In August 2017 at the closing of the WAB Financing Agreement, the Company repaid all outstanding amounts owed to SVB under the Revolving Facility and terminated the Revolving Facility.

As of March 31, 2017, the Company owed $1,880,000 against the Revolving Facility.  The Company incurred $42,000 of interest expense to SVB for the three months ended March 31, 2017.

Line of Credit with Chief Executive Officer/Director

In April 2017, the Company extended its Revolving Loan Agreement and associated Revolving Promissory Note with its Chief Executive Officer/Director.  This loan agreement provided an unsecured $1,000,000 revolving line of credit to the Company.   The line of credit matured on May 1, 2018.

In August 2017, the Company repaid all amounts borrowed under the line of credit with its Chief Executive Officer/Director.  There were no amounts outstanding as of March 31, 2018 and December 31, 2017.

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

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the condensed consolidated statement of operations.  For the three months ended March 31, 2018 and 2017, there were no interest or penalties related to uncertain tax positions.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Act repeals the Alternative Minimum Tax ("AMT") for years beginning after December 31, 2017 and allows Companies with existing AMT credit carryforwards to receive future refunds of the credit.  As a result, the Company recorded an AMT credit benefit of $362,000 in 2017 and as a result has long term receivable as of March 31, 2018.  The Company believes that the most significant impact on its consolidated financial statements will be a reduction of approximately $3,900,000 for the deferred tax assets related to net operating losses and other assets.  Such reduction is offset by changes to the Company's valuation allowance.  Additionally, the Company has investments in various foreign subsidiaries for which at December 31, 2017 and November 2, 2017, the cumulative earnings and profits of these entities was estimated to be negative.  Accordingly, the Company has not recorded a provisional amount for the transition tax enacted under the Act.

On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118, which allows a measurement period, not to exceed one year, to finalize the accounting for the income tax impacts of the Tax Act. Until the accounting for the income tax impacts of the Tax Act is complete, the reported amounts are based on reasonable estimates, are disclosed as provisional and reflect any adjustments in subsequent periods as the Company refines its estimates or completes its accounting of such tax effects.

At March 31, 2018, the Company maintained a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of the deferred tax assets due to the uncertainty of future taxable income.

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

As of March 31, 2018, the total unrecognized compensation cost related to non-vested options amounted to $309,000, which is expected to be recognized over the options' average remaining vesting period of 3.15 years.

Activity under the Company's stock option plans for the three months ended March 31, 2018 is as follows:

	OPTIONS OUTSTANDING
	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2017	703,000	$2.39
Granted	100,000	$3.90
Balance, March 31, 2018	803,000	$2.57

The following table summarizes outstanding options under the Company's stock option plans as of March 31, 2018:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	803,000	$2.57	6.16	$1,074,000

Ending Vested and Exercisable	515,000	$2.60	4.63	$681,000

Options Vested and Expected to Vest	711,000	$2.56	5.78	$959,000

Convertible Preferred Stock

Series A

On September 24, 2008, the Company issued 826,000 shares of Series-A Convertible Preferred Stock ("Series A Preferred Stock") to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, and if, declared by the Company's Board of Directors, quarterly in arrears. At March 31, 2018, there were accrued dividends of $375,000.

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

The Company reports the Series A Preferred Stock on the Company's condensed consolidated balance sheet within stockholders' deficit.

Series B

On June 20, 2014, the Company issued 797,000 of Series-B Convertible Preferred Stock ("Series B Preferred Stock") to its Chief Executive Officer at a price of $2.51 per share in exchange for the cancellation of $2,000,000 of outstanding principal owed to its Chief Executive Officer under a Revolving Promissory Note dated March 26, 2014.

The Series B Preferred Stock may be converted into shares of common stock on a one-to-one ratio, subject to customary anti-dilution provisions.  The Series B Preferred Stock will pay a quarterly dividend, which will accrue at an annual rate of 10%.  The Company's Chief Executive Officer may convert 100% of his shares of the Series B Preferred Stock into shares of common stock. Each and every outstanding share of Series B Preferred Stock is subject to mandatory and automatic conversion into shares of common stock if the closing price of the common stock as reported by the principal exchange or quotation system on which such common stock is traded or reported exceeds 300% of the then current conversion price for 30 consecutive trading days.  The Company may redeem all of the outstanding shares of the Series B Preferred Stock issued at a price per share equal to 300% of the purchase price.  The Series B Preferred Stock ranks senior to the common stock and on parity with the Company's Series A Convertible Preferred Stock.  In the event of a liquidation of the Company, the holder of the Series B and Series A Preferred Stock shall be entitled to receive in preference to the holders of the common stock, the original amount invested in the preferred stock plus any unpaid and accrued dividends.  Preferred stock dividends on the Series B are declared quarterly by the Board of Directors.  At March 31, 2018, there were accrued dividends of $250,000.

The Company reports the Series B Preferred Stock on the Company's condensed consolidated balance sheet within stockholders' deficit.

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

The Company had net loss allocable to the common stockholders for the three months ended March 31, 2018 and 2017.  All options outstanding at March 31, 2018 and 2017 to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation as the inclusion of these options and shares would have been antidilutive.

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net income (loss)	$6,000	$(679,000)
Preferred dividend	125,000	125,000
Net loss allocable to common shareholders	$(119,000)	(804,000)
Denominator:
Basic and diluted weighted average number of common shares outstanding	3,594,000	3,594,000
Basic and diluted loss per common share	$(0.3)	$(0.22)

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

	Three Months Ended March 31,
	2018	2017
Revenues
Software license fees
United States	$324,000	$111,000
Europe	50,000	-
Asia Pacific	45,000	132,000
Total foreign software license fees revenue	95,000	132,000
Total software license fees	419,000	243,000
Subscriptions
United States	416,000	486,000
Europe	272,000	168,000
Asia Pacific	140,000	113,000
Total foreign subscriptions	412,000	281,000
Total subscription revenue	828,000	767,000
Services and maintenance
United States	3,334,000	2,823,000
Europe	590,000	1,070,000
Asia Pacific	1,525,000	1,098,000
Total foreign services and
maintenance revenue	2,115,000	2,168,000
Total services and maintenance revenue	5,449,000	4,991,000

Total revenue	$6,696,000	$6,001,000

Net income (loss)
United States	$(61,000)	(702,000)
Europe	(56,000)	47,000
Asia Pacific	123,000	(24,000)

Net income (loss)	$6,000	(679,000)

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This document contains various forward-looking statements and information that are based on management's beliefs, assumptions made by management and information currently available to management.  Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected.   Certain of these, as well as other risks and uncertainties are described in more detail herein and in Astea International Inc.'s ("Astea or the Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Critical Accounting Policies and Estimates

The Company's significant accounting policies are described in its "Summary of Accounting Policies," Note 2, in the Company's 2017 Annual Report on Form 10-K.  The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition

Astea's revenue is principally recognized from three sources: (i) licensing arrangements, (ii) subscription services and (iii) services and maintenance.

The Company markets its products primarily through its direct sales force and resellers.  License agreements do not provide for a right of return, and historically, product returns have not been significant.

In May 2014, the Financial Accounting Standards Board (FASB) issued Revenue from Contracts with Customers  which modifies how all entities recognize revenue, and consolidates revenue recognition guidance into one,  Revenue from Contracts with Customers ("new guidance"). The Company adopted the new guidance on January 1, 2018 and applied the modified retrospective method of adoption with a cumulative catch-up adjustment to the opening balance of accumulated deficit at January 1, 2018.  Under this method, the Company applied the revised guidance in the year of adoption and applied the old guidance, Revenue Recognition  ("old guidance"), in the prior years.  As a result, the Company applied the new guidance only to contracts that were not yet completed as of January 1, 2018. The Company recognized a cumulative catch-up adjustment to the opening balance of accumulated deficit at the effective date for contracts that still required performance by the Company at the date of adoption. The new guidance outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The five steps are:

1)	Identify the contract with a customer

2)	Identify the performance obligations in the contract

3)	Determine the transaction price

4)	Allocate the transaction price to performance obligations in the contract

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

The Company recognizes revenue from license sales when the above criteria are met.  The Company generally uses written contracts as a means to establish the terms and conditions by which our products, services and maintenance support are sold to our customers.  The Company satisfies the performance obligation when the license key has been delivered electronically to the customer. If these criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last performance obligation is delivered.

The Company recognizes revenues from maintenance ratably over the term of the underlying maintenance contract term. The term of the maintenance contract is usually one year. Renewals of maintenance contracts create new performance obligations that are satisfied over the contract term.

Revenues from professional services mostly consists of time and material services.  The performance obligations are satisfied, and revenues are recognized, when the services are provided or when the service term has expired.

In subscription based arrangements, even though customers use the software element, they generally do not have a contractual right to take possession of the software at any time during the hosting period without significant penalty to either run the software on its own hardware or contract with an unrelated third party to host the software. Accordingly, these software as a service (SaaS) arrangements, including the software license fees within the arrangements, are accounted for as subscription services provided all other revenue recognition criteria have been met.  The subscription revenue is recognized on a straight-line basis over the performance obligation.  The Company recognize subscription revenue once a customer goes-live ratably over the remaining contract period or customer life whichever is longer. The contract period is typically 1 to 3 years. The average expected life of a customer is 2 years.  The average customer takes about 8 to 10 months to go live. The Company expects the average life of a customer to increase as more customers begin to renew their subscription contracts. When implementation, consulting and training services are bundled with the subscription based arrangement, these services are recognized over the life of the initial contract (performance obligation), once the project goes live.

In contracts with multiple performance obligations, the Company accounts for individual performance obligations separately, if they are distinct. The Company allocates the transaction price to each performance obligation based on its relative standalone selling price out of total consideration of the contract. For maintenance and support, the Company determines the standalone selling price based on the price at which the Company separately sells a renewal contract. The Company determines the standalone selling price for sales of licenses using the residual approach. For professional services, the Company determines the standalone selling prices based on the price at which the Company separately sells those services.

The new guidance prefers that revenue in a contract with multiple performance obligations use the adjusted market approach which includes standalone selling price (SSP) or third part evidence (TPE) or expected cost plus margin approach as the methodology for allocating revenues to software.  The Company uses the Residual Method for allocating the revenues from a contract to the license component of the sale.  Due to competition, highly variable pricing, customer demographics, varying size of our customers, and other such factors, the Company's selling prices are considered uncertain for each perpetual license sale.  Therefore, SSP is not an appropriate methodology as it relates to our license revenue.  In terms of TPE as a basis to price our software, our product is unique and expansive in terms of the system's inherent functionality. There are no directly comparable products in the marketplace today, which we could use as the basis to set our standard license pricing based on a comparison with other vendors. In addition, most of the Company's we compete with in our market are privately owned, which prevents us from obtaining reliable TPE. Accordingly, the new guidance permits the Company to use the Residual Method for allocating selling price if the first two preferable choices cannot be used. The residual between the total transaction price and the observable standalone selling prices of those performance obligations with observable standalone selling prices is considered to be the estimated standalone selling price of the goods or services underlying the performance obligation.

Astea commonly sells our software products bundled with other products (maintenance) and professional services. As noted above, the new standard requires an entity to allocate the transaction price to the distinct performance obligations in a contract on a relative SSP basis. Under the new guidance, "…an entity shall determine the standalone selling price at contract inception of the distinct good or service underlying each performance obligation in the contract and allocate the transaction price in proportion to those standalone selling prices." SSP is defined as the price at which an entity would sell a promised good or service separately to a customer.  For example, the Company has a history of selling maintenance renewals and professional services on a standalone basis. Therefore, Astea will utilize SSP for its performance obligations as it relates to service and maintenance revenue. In addition, due to the Company having different maintenance and service rates in other parts of the world in which it operates, the Company has developed a reasonable range for its SSP for maintenance and services rather than a single point.

The incremental costs of obtaining a customer contract (i.e., those costs related to obtaining the customer contract that would not have been incurred if the customer contract was not obtained), such as a sales commission, should be capitalized if the Company expects to recover those costs (based on net future cash flows from the contract and expected contract renewals). The Company may expense the incremental costs of obtaining a contract if the amortization period would otherwise be one year or less. Since sales commissions are costs that are incremental and the amortization of sales commissions would be one year or less, the Company will continue to expense these items as incurred.  Costs of obtaining a customer contract that are not incremental (i.e., costs related to obtaining the customer contract that would have been incurred regardless of whether the customer contract had been obtained), such as travel costs incurred to present the customer proposal, should only be capitalized if those costs are explicitly chargeable to the customer regardless of whether the entity enters into a contract with the customer. Otherwise, such costs are expensed as incurred. The Company will continue to expense these costs as they are incurred.

The primary change in how we report revenues and expenses under the new guidance will be in the way we report expenses related to our subscription business.  In the past, we deferred all hosting revenue until the customer went live.  This practice will continue.  The purpose of this practice is to only recognize subscription revenue over the period in which the customer receives the benefit of using the system (performance obligation is satisfied).  The major change resulting from the adoption of the new guidance will relate to costs incurred in getting a hosted customer live.  Through the end of 2017, the Company charged all implementation costs to expense in the period incurred.  Starting January 1, 2018, we will defer all implementation related costs on the balance sheet (primarily labor costs and hosting costs) until the customer goes live.  Once live, we will recognize the deferred implementation costs related to that customer ratably over the remaining expected life of the customer contract or two years, whichever is longer.  At this point, based on the Company's relatively short time-span as a provider of a hosted solution, our analysis shows that the average lifespan of an Astea hosted customer is 2 years. Therefore, we will amortize the deferred cost over 2 years or the remaining life of the contract, whichever is longer. This is consistent with the revenue recognition methodology used for the subscription service revenue for that customer. The Company satisfies performance obligations as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

We believe that our accounting estimates used in applying our revenue recognition are critical because:

•	the determination that it is probable that the customer will pay for the products and services purchased is inherently judgmental and includes credit risk;
•	determining the performance obligations and transaction price to certain elements in multiple-element arrangements is complex; and
•	the determination of whether a service is essential to the functionality of the software is complex and could potentially create a new performance obligation.

Changes in the aforementioned items could have a material effect on the type and timing of revenue recognized. In addition, Company's payment terms and conditions vary by contract and size of customer, although terms generally include a requirement of payment within 30 to 60 days.  In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, and not to facilitate financing arrangements. The Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers.  Due to these factors, no additional credit risk beyond amounts provided by the allowance for doubtful accounts is believed by management to be probable in the Company's accounts receivable. The Company has not adjusted revenues for customers related to credit risk.

At March 31, 2018 and December 31, 2017, no individual customer accounted for 10% or more of accounts receivable, net. For the three months ended March 31, 2018 and 2017, no individual customer accounted for 10% or more of total revenue.

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

Capitalized software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company's estimated life for its capitalized software products is two years based on current sales trends and the rate of product release.  The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the net realizable value of each product, which includes the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company's responsibility set forth at the time of sale. As of March 31, 2018, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

Currency Translation

The international subsidiaries and foreign branch operations translate their assets and liabilities from international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as a component of other comprehensive loss in the accompanying consolidated statements of changes in stockholders' deficit.  Foreign exchange transaction gains and losses are included in general and administrative expenses in the consolidated statements of operations. General and administrative expenses include a foreign exchange transaction gain of $2,000 for the three months ended March 31, 2018 and a $16,000 loss for the three months ended March 31, 2017.

Results of Operations

Financial results for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017 reflect the effects of adopting Revenue from Contracts with Customers, which provided a new basis of accounting for our revenue arrangements beginning upon adoption on January 1, 2018.

The adoption of Revenue from Contracts with Customers limits the comparability of certain expenses, including cost of subscriptions, services and maintenance, presented in the results of operations for the three months ended March 31, 2018, when compared to the three months ended March 31, 2017. For additional information regarding the adoption of this accounting standard, refer to Note 1 in the notes to consolidated financial statements under the heading "Recently Adopted Accounting Standards."

Revenues

Total revenues increased by $695,000 or 12%, to $6,696,000 for the three months ended March 31, 2018 from $6,001,000 for the three months ended March 31, 2017.  Software license fee revenues increased $176,000, or 72%, from the same quarter in 2017.  Subscription revenues increased $61,000 or 8% to $828,000 from the same period last year. Services and maintenance revenue for the three months ended March 31, 2018 increased $458,000 or 9% from the same quarter in 2017.

Software license fee revenues increased 72% to $419,000 in the first quarter of 2018 from $243,000 in the first quarter of 2017.  Astea Alliance license revenues increased $139,000 or 57%, to $382,000 in the first quarter of 2017 from $243,000 in the first quarter of 2017. The increase was primarily due to higher perpetual license sales in the U.S. and partially offset lower sales in Japan and EMEA.  Several opportunities that were targeted to be completed by the end of the first quarter of 2018 were delayed.  FieldCentrix license sales consisted of $37,000 in the first quarter of 2018 due to additional user licenses sold to existing customers who expanded their user counts.

Subscription revenue increased 8% to $828,000 in the first quarter of 2018 from $767,000 in the first quarter of 2017.  The increase resulted from a number of hosted customers who went live in late 2017 and the first quarter of 2018.  The Company continues to add new hosting customers.  Even though the Company signed several new Software as a Service (SaaS) customers in the first quarter of 2018, the associated hosting revenue may not be recognized until the new customers go-live.

Services and maintenance revenues increased by 9% to $5,449,000 in the first quarter of 2018 compared to $4,991,000 in the first quarter of 2017.  Astea Alliance service and maintenance revenues increased by $357,000 or 8% compared to the first quarter of 2017.  The increase was mainly attributable to an increase in services and maintenance revenues in the US and Japan, partially offset by a decrease of 45% in the UK from the first quarter in 2017. Japan service and maintenance revenue increased 96% or $567,000 compared to the first quarter in 2017 which resulted from several license agreements signed over the past 12 months. Increases in services revenue and a slight increase in maintenance revenue from license sales that closed in the last quarter of 2017 also contributed to the increase. Service and maintenance revenues generated by FieldCentrix increased by $101,000 or 19% to $619,000 in the first quarter of 2018 compared to $518,000 during the same period in 2017.  The increase is due to an increase in upgrade projects for several existing customers.

Costs of Revenues

Cost of software license fees increased slightly by 2% to $729,000 in the first quarter of 2018 from $717,000 in the first quarter of 2017.  Included in the cost of software license fees are the costs of capitalized software amortization and the cost of all third party software embedded in the Company's software licenses which are sold to customers.  Amortization of capitalized software development costs was $716,000 for the first quarter in 2018 compared to $706,000 for the same quarter in 2017. The gross margin percentage on software license sales was (74%) in the first quarter of 2018 compared to (195%) in the first quarter of 2017.  The improvement in the license margin resulted primarily from the increase in software license fees revenue in the first quarter of 2018.

Cost of subscriptions increased 13% to $234,000 in the first three months of 2018 from $208,000 in the first months of 2017. The increase in cost of subscriptions is mainly attributed to adding more customers and  increased hosting compliance costs in the first three months of 2018 compared to the same period in 2017. The costs would have been $25,000 higher in the first three months of 2018, however, under the new revenue guidance the Company deferred certain hosting costs, which will be amortized over the hosting period once the customer goes live. Under the old guidance, as presented in the first three months of 2017, the Company expensed these costs as incurred.   The gross margin percentage on hosting was 72% in the first three months of 2018 compared to 73% in the first three months of 2017. Had the Company not deferred any hosting cost in 2018 the gross profit percentage would have been 69%.

Cost of services and maintenance decreased 1% to $3,523,000 in the first three months of 2018 from $3,554,000 in the three months of 2017. The decrease was due to the Company deferring $331,000 of costs under the new revenue guidance for the first three months of 2018 versus expensing this amount as the Company did in the first three months of 2017. The increase in cost of service and maintenance is mainly attributed to an increase in contracted headcount who provide consulting services in Japan, increased labor costs and increased travel expense in all regions. The gross margin percentage was 35% in the first three months of 2018 compared to 29% in the first three months of 2017.  Had the Company expensed the cost in 2018 the gross profit as a percentage would have been 29%.

Gross Profit

Gross profit increased 45% to $2,210,000 in the first three months of 2018 from $1,522,000 in the first three months of 2017 primarily due to an increase of all revenues.  As a percentage of revenue, gross profit in the first three months of 2018 was 33% compared to 25% in the first three months of 2017. In addition, due to the adoption of revenue from contract with customers the Company deferred $356,000 of costs that under the previous guidance would have been expensed as incurred. Had the Company expensed these costs in 2018, the gross profit as a percentage of revenue would have been 29%.

Operating Expenses

Product Development

Product development expenses decreased 62% to $214,000 in the first quarter of 2018 from $562,000 in the first quarter of 2017.  Fluctuations in product development expense from period to period result from the amount of product development expense that is capitalized.  Development costs of $900,000 were capitalized in the first quarter of 2018 compared to $608,000 during the same period in 2017 due to additional resources working on Version 15.  Gross product development expense was $1,114,000 in the first quarter of 2018 compared to $1,170,000 during the same quarter in 2017. The decrease was primarily due to a favorable exchange rate on the Israeli shekel relative to the U.S. dollar, as the majority of development work is performed in Israel. Product development expense as a percentage of revenues was 3% in the first quarters of 2018 and 2% in the first quarter of 2017.

Sales and Marketing

Sales and marketing expense increased 8% to $1,001,000 in the first quarter of 2018 from $927,000 in the first quarter of 2017.  The increase in sales and marketing expense resulted from higher commissions and travel costs due to an increase in license and subscriptions sales and an increase in third party marketing costs for expanding the Company's market presence through additional marketing efforts to increase awareness of our products in order to increase lead generation and sales opportunities.  Increased awareness will occur through additional webinars in all regions focused on the vertical industries in which the Company operates, attendance at more trade shows, and new strategies to increase lead generation for its sales force.  As a percentage of revenues, sales and marketing expense was 15% in the first quarter of 2018 and 2017.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company's finance, administrative and executive management personnel, legal costs, accounting costs, and various costs associated with the Company's status as a public company. General and administrative expenses increased 43% to $948,000 during the first quarter of 2018 from $663,000 in the first quarter of 2017 mainly due to timing of tax and other accounting fees, higher travel expenses, salary and benefit increases, and additional recruiting costs in the first quarter of 2018 which we did not incur during the same period in 2017.  As a percentage of revenue, general and administrative expenses were 14% in the first quarter of 2018 compared to 11% in the first quarter of 2017.

Net Interest Expense

Net interest expense was $35,000 in the first quarter of 2018 compared to $42,000 in the first quarter of 2018.  The decrease in interest expense is mainly due to lower interest rates and amortized deferred financing costs from the line of credit and term loan with Bridge Bank that started in August 2017.

Income Tax Expense

The Company reported a provision for income tax of $6,000 for first quarter of 2018 compared to $7,000 for the same quarter in 2017.  The tax provisions result from operations in Israel.

International Operations

The Company's international operations generated revenues of $2,623,000 in the first quarter of 2018, an increase of 6% over the same quarter in 2017.  Revenues from international operations comprised 39% of the Company's total revenue for the first quarter in 2018, compared to 43% of total revenues for the same quarter in 2017.  The increase in international revenues compared to the same period in 2017 is primarily due to increases in Japan services and maintenance revenues partially offset by a decline in Europe service and maintenance revenues.

Liquidity and Capital Resources

    Operating Activities

The Company generated $586,000 of cash from operating activities in the first three months of 2018 compared to $1,222,000 for the first three months of 2017.  The decrease in operating cash flows of $636,000 resulted from an increase in cash used in accounts receivable of $280,000, an increase in cash used in prepaid expenses of $81,000, an increase in cash used for deferred hosting costs of $363,000, an increase in cash of $203,000 used to reduce accounts payable and accrued expenses and an increase in cash used for deferred revenues of $417,000 offset by a decrease in the net loss of $685,000, a decrease in non-cash expenses of $19,000 and an increase in cash provided by other long-term assets of  $4,000.

    Investing Activities

The Company used $909,000 for investing activities in the first three months of 2018 compared to $608,000 for the first three months of 2017.  The increase in cash used for investing activities is primarily attributable to an increase of $301,000 in capitalized software development costs and an increase of $9,000 for purchases of property and equipment.

Financing Activities

The Company used $152,000 in cash from financing activities in the first three months of 2018, a decrease of $145,000 compared to 2017.  There were no preferred stock dividend payments in the first three months of 2018 compared to $250,000 in payments in the first three months of 2017.   In addition, the Company borrowed $2,053,000 and repaid $2,100,000 on its line of credit from SVB in the first three months of 2017. The line of credit with SVB was cancelled and fully repaid in August of 2017. The Company borrowed $3,445,000 and repaid $3,597,000 on its line of credit and term note with WAB in 2018.

The effect of exchange rates on cash related to the U.S. dollar exchange rates for most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, provided an inflow of $34,000 in the first three months of 2018 compared to an outflow of $12,000 in the first three months of 2017.

The Company has a history of net losses and an accumulated deficit of $34,702,000 as of March 31, 2018.  In the first quarter of 2018, the Company generated net income of $6,000 compared to a net loss of $679,000 generated in the first quarter of 2017.  Further, at March 31, 2018, the Company had a working capital ratio of .61:1, with cash and cash equivalents of $1,481,000 compared to December 31, 2017 when the Company had cash and cash equivalents of $1,924,000.  The decrease in cash and cash equivalents for the first quarter 2018 was primarily driven by a decrease of cash provided by operations in 2018 compared to 2017 and an increase in capitalized software development costs, partially offset by a decrease in repayments of the Company's line of credit.

As of March 31, 2018, the Company owed $2,278,000 against the line of credit from Western Alliance Bank ("WAB").   As of March 31, 2018, the availability under the line of credit was $122,000.  In addition, the Company has a $400,000 term loan with WAB through April 2018. As of March 31, 2018 the Company owed $100,000 against the term loan. The Company has projected revenues that management believes will provide sufficient funds along with available borrowings under its lines of credit to sustain its continuing operations through at least May 15, 2019.

The Company was in compliance with the WAB financial and liquidity covenant as of March 31, 2018 and expects to be able to continue to comply with the required covenants under the modified agreement with WAB for at least the next year.  As a result, the amounts due to WAB under the line of credit and term loan as of March 31, 2018 were classified in the accompanying consolidated balance sheet in accordance with the repayment terms stipulated in the agreement with WAB.   In the event the Company does not meet the required covenants after March 31, 2018 and WAB does not grant a waiver or forbearance agreement, and the Company believes that it does not have adequate liquidity to operate, if necessary, the Company will implement a cost cutting plan that reduces its expenditures to the appropriate level that matches its operating cash flows.

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

Management's current operating plan is to maintain and/or reduce operating expenses in order to be aligned with expected revenues.  The primary area of focus will continue to be headcount and costs from outside consultants.  The Company remains focused on maximizing revenue from its revenue generating resources and will continue to repurpose, if necessary, certain personnel to become billable so the Company can continue to improve its liquidity.  The Company has a substantial professional services backlog that resulted from new customers added in at the end of 2017 and the first quarter of 2018 as well as upgrade projects from our existing customers as they move to the latest version of Astea Alliance.   In 2018, the Company continues to focus of reducing total operating expenses in order to improve its liquidity.  Management has implemented new marketing initiatives in 2018 that we believe will directly contribute to increasing new business that is essential to our growth.  We expect our revenues will generate sufficient cash from operations through at least May 15, 2019. As noted above, if the Company's actual results fall short of expectations, the Company will make cost adjustments to improve the Company's operating cash flows. In addition, we do not expect to increase capital expenditures.  We plan to maintain the same level of investment in software development.

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

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.  Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our balances outstanding on our revolving line of credit and our Term Loan with WAB, as the interest rate is variable.  At March 31, 2018, the outstanding balances on our line of credit under the revolving credit facility with WAB was $2,278,000 and the term loan balance was $100,000.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency.  For the three months ended March 31, 2018, approximately 39% of the Company's overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company's non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 4.          CONTROLS AND PROCEDURES

Our management has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2018, we implemented internal controls for the new accounting standard adopted during the period, Revenue Contracts from Customers, but there were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.          RISK FACTORS

In addition to the risk factors set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect the Company's business, financial condition or future results. The risks described in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Variability of Quarterly Results

Risks to the Company on a quarterly basis, and which may vary from quarter to quarter, include but are not limited to the following:

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

ASTEA INTERNATIONAL INC.

Date: May 15, 2018	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2018	/s/Rick Etskovitz
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