Form 10-Q
period 2018-06-30
ASTEA INTERNATIONAL INC
filed 2018-08-14
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          June 30, 2018
or

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
Yes           No   X

As of August 9, 2018, 3,594,549 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2018 (Unaudited)	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,365,000	$1,924,000
Accounts receivables, net of reserves allowance of $66,000 (unaudited) and $239,000, respectively	5,835,000	6,589,000
Prepaid expenses and other current assets	408,000	295,000
Deferred hosting costs	1,244,000	-
Total current assets	8,852,000	8,808,000

Property and equipment, net	102,000	105,000
Capitalized software development costs, net	4,658,000	4,073,000
Restricted cash	76,000	77,000
Other long-term assets	514,000	506,000

Total assets	$14,202,000	$13,569,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Term note	$-	$225,000
Accounts payable and accrued expenses	4,030,000	3,988,000
Deferred revenues	9,799,000	11,025,000
Total current liabilities	13,829,000	15,238,000

Long-term liabilities:
Borrowings under line of credit	2,396,000	2,305,000
Long-term accrued expenses	306,000	312,000
Deferred tax liability	49,000	49,000
Deferred revenues, net of current portion	1,711,000	504,000
Total long-term liabilities	4,462,000	3,170,000

Commitments and contingencies

Stockholders' deficit:
Convertible preferred stock, $.01 par value, shares authorized 5,000,000: Series A issued and outstanding 826,000 shares	8,000	8,000
Series B issued and outstanding 797,000 shares	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,636,000 shares; shares outstanding 3,594,000	36,000	36,000
Additional paid-in-capital	31,532,000	31,710,000
Accumulated deficit	(34,398,000)	(35,338,000)
Accumulated other comprehensive loss	(1,067,000)	(1,055,000)
Treasury stock at cost, 42,000 common shares	(208,000)	(208,000)
Total stockholders' deficit	(4,089,000)	(4,839,000)
Total liabilities and stockholders' deficit	$14,202,000	$13,569,000
See accompanying notes to the unaudited condensed consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Revenues:
Software license fees	$892,000	$402,000	$1,311,000	$645,000
Subscriptions	864,000	504,000	1,692,000	1,271,000
Services and maintenance	4,876,000	5,050,000	10,325,000	10,041,000
Total revenues	6,632,000	5,956,000	13,328,000	11,957,000
Costs of revenues:
Cost of software license fees	497,000	573,000	1,226,000	1,290,000
Cost of subscriptions	191,000	225,000	425,000	433,000
Cost of services and maintenance	3,486,000	3,599,000	7,009,000	7,153,000
Total cost ofrevenues	4,174,000	4,397,000	8,660,000	8,876,000
Gross profit	2,458,000	1,559,000	4,668,000	3,081,000
Operating Expenses:
Product development	153,000	235,000	367,000	797,000
Sales and marketing	977,000	807,000	1,978,000	1,734,000
General and administrative	948,000	705,000	1,896,000	1,368,000
Total operating expenses	2,078,000	1,747,000	4,241,000	3,899,000
Income (loss) from operations	380,000	(188,000)	427,000	(818,000)
Interest expense, net	64,000	32,000	99,000	74,000
Income (loss) before income taxes	316,000	(220,000)	328,000	(892,000)
Income tax expense	12,000	7,000	18,000	14,000
Net income (loss)	304,000	(227,000)	310,000	(906,000)
Preferred dividend	125,000	125,000	250,000	250,000
Net income (loss) allocable tocommonstockholders	$179,000	$(352,000)	$60,000	$(1,156,000)

Basic income (loss) per shareallocable to common stockholders	$0.05	$(0.10)	$0.02	$(0.32)
Diluted income (loss) per shareallocable to common stockholders	$0.05	$(0.10)	$0.02	$(0.32)

Weighted average shares outstandingused in computing basic loss per common share	3,594,000	3,594,000	3,594,000	3,594,000
Weighted average shares outstandingused in computing diluted loss per common share	3,773,000	3,594,000	3,773,000	3,594,000

See accompanying notes to the unaudited condensed consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income (loss)	$304,000	$(227,000)	$310,000	$(906,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	93,000	(154,000)	(12,000)	(165,000)

Comprehensive income (loss)	$397,000	$(381,000)	$298,000	$(1,071,000)

See accompanying notes to the unaudited condensed consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Series A convertible preferred stock at par value	Series B convertible preferred stock at par value	Common stock	Additional paid-in- capital	Accumulated other compre- hensive loss	Accumulated deficit	Treasury stock	Total stockholders' deficit
Balances at December 31, 2017	$8,000	$8,000	$36,000	$31,710,000	$(1,055,000)	$(35,338,000)	$(208,000)	$(4,839,000)
Cumulative effect from change in accounting	—	—	—	—	—	630,000	—	630,000

Net income	—	—	—	—	—	310,000	—	310,000

Series A and B preferred stock dividends	—	—	—	(250,000)	—	—	—	(250,000)

Stock-based compensation	—	—	—	72,000	—	—	—	72,000

Other comprehensive loss	—	—	—	—	(12,000)	—	—	(12,000)

Balances at June 30, 2018	$8,000	$8,000	$36,000	$31,532,000	$(1,067,000)	$(34,398,000)	$(208,000)	$(4,089,000)

See accompanying notes to the unaudited condensed consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$310,000	$(906,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	1,238,000	1,288,000
Amortization of deferred financing costs	14,000	23,000
Amortization of deferred hosting costs	27,000	-
Stock-based compensation	72,000	63,000
Changes in operating assets and liabilities:
Receivables	715,000	194,000
Prepaid expenses and other	(126,000)	(23,000)
Deferred hosting costs	(641,000)	-
Other assets	(7,000)	(10,000)
Accounts payable and accrued expenses	(206,000)	366,000
Deferred revenues	27,000	1,057,000
Net cash provided by operating activities	1,423,000	2,052,000
Cash flows from investing activities:
Purchases of property and equipment	(34,000)	-
Capitalized software development costs	(1,785,000)	(1,246,000)
Net cash used in investing activities	(1,819,000)	(1,246,000)
Cash flows from financing activities:
Dividend payments on preferred stock	(55,000)	(250,000)
Payment on the term note from Bridge Bank	(225,000)	-
Proceeds on line of credit with CEO/Director	-	450,000
Payments on line of credit from Silicon Valley Bank	-	(5,434,000)
Proceeds on line of credit from Silicon Valley Bank	-	5,062,000
Payment on line of credit from Bridge Bank	(5,058,000)	-
Proceeds on line of credit from Bridge Bank	5,150,000	-
Net cash used in financing activities	(188,000)	(172,000)

Effect of exchange rate changes on cash	24,000	(14,000)
Net (decrease) increase in cash, cash equivalents and restricted cash	(560,000)	620,000
Cash, cash equivalents and restricted cash, beginning of period	2,001,000	730,000

Cash, cash equivalents and restricted cash, end of period	$1,441,000	$1,350,000
Supplemental disclosure of cash flows information:
Cash paid for interest	$97,000	$51,000
Supplemental disclosure of non-cash flows information:
Accrued preferred dividends	$250,000	$250,000
See accompanying notes to the unaudited condensed consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements at June 30, 2018 and for the three and six month periods ended June 30, 2018 and 2017 of Astea International Inc. and subsidiaries ("Astea" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company's latest annual report (Form 10-K) and our Form 10-Q's for the quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and March 31, 2018. The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2018.

Comparability

Effective January 1, 2018, the Company adopted a new accounting standard. Prior periods were not retrospectively restated, so the consolidated balance sheet as of December 31, 2017 and results of operations for the six months ended June 30, 2017 were prepared using an accounting standard that was different than the one in effect for the six months ended June 30, 2018. Therefore, the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 are not directly comparable, nor are the results of operations for the six months ended June 30, 2018 and June 30, 2017.

Accumulated Deficit

The following table presents the cumulative effect adjustment to the beginning accumulated deficit for the new accounting standard adopted by the Company on January 1, 2018:

Accumulated Deficit
Balance, December 31, 2017, as previously reported	$(35,338,000)
Cumulative effect adjustment from the adoption of new accounting standard:
Revenue from Contracts with Customers	630,000
Balance, January 1, 2018, as adjusted	(34,708,000)
Net income	310,000
Balance, June 30, 2018	$(34,398,000)

Recently Adopted Accounting Standards - Revenue from Contracts with Customers

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

The Company's implementation team has completed its project plan, which included evaluating customer contracts across the organization, developing policies, processes and tools to report financial results including expanding our disclosures in the financial statements, and implementing and updating the Company's internal controls over financial reporting that are necessary under the new standard. The Company has designed specific controls related to revenue recognition under the new guidance that were implemented beginning in January 2018.  The next step was to identify any differences that would result from applying the new requirements and controls of the new standard to its perpetual and subscription sales contracts. The Company completed its analysis of its perpetual contracts under the new standard which supports the recognition of its license fee revenue at the time the license is delivered, consistent with its current revenue policy.  The Company is still in the process of implementing changes to its accounting system to allow the Company to track revenue and cost by customer versus maintaining all the required information in excel format. The implementation is expected to be completed in the third quarter of 2018.

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

The primary change in how we report revenues and expenses under the new guidance is the  way we report expenses related to our subscription business. In the past, we deferred all hosting revenue until the customer went live.  This practice has continued.  The purpose of this practice is to only recognize subscription revenue over the period in which the customer receives the benefit of using the system (performance obligation is satisfied).  The major change resulting from the adoption of the new guidance relates to costs incurred in getting a hosted customer live.  Through the end of 2017, the Company charged all implementation costs to expense in the period incurred.  Starting January 1, 2018, we defer all implementation related costs on the balance sheet (primarily labor costs and hosting costs) until the customer goes live.  Once live, we report the deferred implementation costs related to that customer ratably over the remaining expected life of the customer contract or two years, whichever is longer.  At this point, based on the Company's relatively short time-span as a provider of a hosted solution, our analysis shows that the average lifespan of an Astea hosted customer is 2 years. Therefore, we amortize the deferred costs over 2 years or the remaining life of the contract, whichever is longer. This is consistent with the revenue recognition methodology used for the subscription service revenue for that customer. The Company satisfies performance obligations as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

Software license fee revenues are recognized when the software licenses have been delivered to the customer.

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

In accordance with requirements of the new revenue standard, the impact of adoption on our condensed consolidated balance sheet and statement of operations for the six months ended June 30, 2018 was as follows:

	As of June 30, 2018
	As Reported	Without Adoption	Effect of Change
Assets
Deferred hosting costs	$1,244,000	$-	$1,244,000

Equity
Accumulated deficit	$(34,398,000)	$(35,642,000)	$1,244,000

	For the six months ended June 30, 2018

	As Reported	Without adoption	Effect of Change

Cost of Revenue:
Cost of subscriptions	$425,000	$488,000		$63,000
Cost of services and maintenance	7,009,000	7,587,000		578,000
Total Cost of Revenue	$7,434,000	$8,075,000		$641,000

Gross Profit	$4,668,000	$4,027,000		$641,000

Net income (loss)	$310,000	$(331,000)		$641,000
Preferred dividend	250,000	250,000		-
Net income (loss) allocable to common stockholders	$60,000	$(581,000)		$641,000
Basic and diluted	$0.02	$(0.16)	$	(0.18)

The following table summarizes the effects of adopting the new standard requirements on the financial statement line items of the Company's condensed consolidated statement of cash flows for the six months ended June 30, 2018:
	As of June 30, 2018
	As Reported	Without Adoption	Effect of Change
Cash flows from operating activities:
Net income	$310,000	$(331,000)	$	(641,000)
Amortization of hosting costs	27,000	-		27,000
Deferred hosting costs	614,000	-		614,000

Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same such amounts presented on the condensed consolidated statement of cash flows:
	June 30, 2018	December 31, 2017
Cash and cash equivalents	$1,365,000	$1,924,000
Restricted cash	76,000	77,000
Total cash, cash equivalents, and restricted cash reported on the consolidated statement of cash flows	$1,441,000	$2,001,000

Amounts included in restricted cash represent funds required to be set aside by a contractual agreement with the   building leasing companies in Europe. The restrictions will lapse when the building leases expires.

Operating Matters and Liquidity

The Company has a history of net losses and an accumulated deficit of $34,398,000 as of June 30, 2018.  In the first six months of 2018, the Company generated net income of $310,000 compared to a net loss of $906,000 generated in the first six months of 2017.  Further, at June 30, 2018, the Company had a working capital ratio of .64:1, with cash and cash equivalents of $1,365,000 compared to December 31, 2017 when the Company had cash and cash equivalents of $1,924,000.  The decrease in cash and cash equivalents for the first six months of 2018 was primarily driven by a decrease of cash provided by operations in 2018 compared to 2017 and the repayment of the Company's term loan for $225,000 in the first six months of 2018.

As of June 30, 2018, the Company owed $2,396,000 against the line of credit from Western Alliance Bank ("WAB").   As of June 30, 2018, there was no availability under the line of credit.  The Company had a $400,000 term loan with WAB through April 2018. As of April 2018 the Company repaid the term loan in full. The Company has projected revenues that management believes will provide sufficient funds along with the additional borrowings available under its lines of credit to sustain its continuing operations through at least August 14, 2019. The Second Loan Agreement modified the availability under the line of credit from $2,400,000 to $2,850,000 (see footnote #9).

The Company was in compliance with the WAB financial and liquidity covenant as of June 30, 2018 and expects to be able to continue to comply with the required covenants under the modified agreement with WAB for at least the next year.  As a result, the amounts due to WAB under the line of credit and term loan as of June 30, 2018 were classified in the accompanying consolidated balance sheet in accordance with the repayment terms stipulated in the agreement with WAB.

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

Management's current operating plan is to maintain and/or reduce operating expenses in order to be aligned with expected revenues.  The primary area of focus will continue to be headcount and costs from outside consultants.  The Company remains focused on maximizing revenue from its revenue generating resources and will continue to repurpose, if necessary, certain personnel to become billable so the Company can continue to improve its liquidity.  The Company has a substantial professional services backlog that resulted from new customers added in 2018 as well as upgrade projects from our existing customers as they move to the latest version of Astea Alliance.   In 2018, the Company continues to consider ways to reduce operating expenses in certain areas of the Company in order to maintain our liquidity.  However, management has implemented new marketing initiatives which have increased our spending in this area in 2018.  We believe the new initiatives will directly contribute to increasing new business, which is essential to our growth.  Operations will generate enough cash to meet obligations at least through August 14, 2019. As noted above, if the Company's actual results fall short of expectations, the Company will make cost adjustments to improve the Company's operating cash flows. In addition, we plan to maintain the same level of investment in software development and we do not expect to increase capital expenditures.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

In February 2016 as amended, the FASB issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. The Company expects to adopt this guidance in the first quarter of 2019 and we currently expect that the adoption of this guidance will change the way we account for our operating leases and will result in recording the future benefits of those leases as an asset and the related minimum lease payments as a liability on our consolidated balance sheets. The Company anticipates a significant balance sheet gross-up for the right-of-use assets and corresponding liabilities, with no impact to its debt covenant.  The Company does not finance purchases on equipment, but it does have operating leases for office space and copiers in all locations.  There are also a few car leases. The Company has identified all material operating lease agreements. Changes to processes and internal controls to meet the standard's reporting and disclosure requirements have been identified and are being implemented. The Company is in the process of evaluating the effect that this guidance will have on its financial statements and related disclosures as the majority of our operating leases will be recorded on the balance sheet under the new guidance. While we do not anticipate the adoption of this accounting standard to have a material impact on our condensed consolidated statements of operations at this time, this conclusion may change as we finalize our assessment.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Cuts and Jobs Act (the "Act"). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as a period cost are both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, the Company elected to treat any potential GILTI inclusions as a period cost since we are not projecting any material impact from GILTI inclusions and any deferred taxes related to any inclusion would be immaterial.

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

4. LINES OF CREDIT AND TERM NOTE

Line of Credit and Term Loan with Western Alliance Bank

On August 11, 2017, the Company entered in to a Business Financing Agreement (the "Financing Agreement") with Bridge Bank, a division of WAB, which included a revolving line of credit and a term loan. The agreement matures on September 1, 2019.

The Financing Agreement with WAB, established a revolving credit line for the Company in the principal amount of up to $2,400,000 (the "Revolving Credit Line") and a Term Loan of $400,000 (the "Term Loan").  Availability under the Revolving Credit Line is tied to a borrowing base formula that is based on 80% of the Company's eligible domestic accounts receivable.  Advances under the Revolving Credit Line (the "Advances") may be repaid and reborrowed in accordance with the Loan Agreement.  Pursuant to the Financing Agreement, the Company agreed to pay to WAB the outstanding principal amount of all Advances, the unpaid interest thereon, and all other obligations incurred with respect to the Loan Agreement on September 1, 2019.  Interest accrues and is paid monthly at the Wall Street Journal Prime Rate plus 1.5%.

The original Term Loan provided $400,000 to the Company. Beginning in August 2017, for the first six months of the term loan the Company was only required to pay interest. Then for the next 18 months, the Term Loan was to be amortized into monthly payments of principal and interest.  The interest rate on the original Term Loan was the Wall Street Journal Prime Rate plus 1.75%, or 6.50%. The Term Loan was modified in December 2017, and as a result, the Company fully repaid the Term Loan by April 30, 2018.  The Company repaid $150,000 of the Term Loan in December 2017, $125,000 in January 2018 and the balance of $125,000 in April 2018.

As of June 30, 2018 the Company owed $2,396,000 under the revolving line of credit.  The Company incurred $76,000 of interest expense to WAB in the first six months of 2018.  As of June 30, 2018, there was no availability under the line of credit. The Company was in compliance with the financial and liquidity covenants of the modified Loan Agreement as of June 30, 2018.

The Company expects to be able to continue to comply with the required covenants contained in the agreement with WAB for at least the next year.  As a result, the amounts due to WAB under the line of credit and term loan as of June 30, 2018 were classified in the accompanying consolidated balance sheet in accordance with the repayment terms stipulated in the agreement. In the event the Company does not meet its covenants after June 30, 2018 and WAB does not grant a waiver or forbearance agreement, and the Company believes that it does not have adequate liquidity to operate, the Company will implement a cost cutting plan that reduces its expenditures to the appropriate level that matches its operating cash flows.

On July 24, 2018, the Company entered into a Second Modification to Business Financing Agreement ("Loan Modification Agreement") with WAB which amended the original Financing Agreement, dated August 11, 2017.  This Loan Modification increased the line of credit under Company's credit facility to $2,850,000, extended the maturity date of the credit facility through November 15, 2020 and revised and clarified certain covenants and other terms of the credit facility.

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

As of June 30, 2017, the Company owed $1,555,000 against the Revolving Facility.  The Company incurred $74,000 of interest expense to SVB for the six months ended June 30, 2017.

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

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the condensed consolidated statement of operations.  For the six months ended June 30, 2018 and 2017, there were no interest or penalties related to uncertain tax positions.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Act repeals the Alternative Minimum Tax ("AMT") for years beginning after December 31, 2017 and allows Companies with existing AMT credit carryforwards to receive future refunds of the credit.  As a result, the Company recorded an AMT credit benefit of $362,000 in 2017 and as a result has a long term receivable as of June 30, 2018.  The Company believes that the most significant impact on its consolidated financial statements will be a reduction of approximately $3,900,000 for the deferred tax assets related to net operating losses and other assets.  Such reduction is offset by changes to the Company's valuation allowance.  Additionally, the Company has investments in various foreign subsidiaries for which at December 31, 2017 and November 2, 2017, the cumulative earnings and profits of these entities was estimated to be negative.  Accordingly, the Company has not recorded a provisional amount for the transition tax enacted under the Act.

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

At June 30, 2018, the Company maintained a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of the deferred tax assets due to the uncertainty of future taxable income.

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

As of June 30, 2018, the total unrecognized compensation cost related to non-vested options amounted to $330,000, which is expected to be recognized over the options' average remaining vesting period of 3.06 years.

Activity under the Company's stock option plans for the six months ended June 30, 2018 is as follows:

	OPTIONS OUTSTANDING
	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2017	703,000	$2.39
Granted	125,000	$3.90
Expired	(26,000)	$4.10
Balance, June 30, 2018	802,000	$2.57

The following table summarizes outstanding options under the Company's stock option plans as of June 30, 2018:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	802,000	$2.57	6.23	$1,154,000

Ending Vested and Exercisable	491,000	$2.51	4.63	$733,000

Options Vested and Expected to Vest	713,000	$2.54	5.88	$1,047,000

Convertible Preferred Stock

Series A

On September 24, 2008, the Company issued 826,000 shares of Series-A Convertible Preferred Stock ("Series A Preferred Stock") to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, and if, declared by the Company's Board of Directors, quarterly in arrears. At June 30, 2018, there were accrued dividends of $415,000.

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

The Series B Preferred Stock may be converted into shares of common stock on a one-to-one ratio, subject to customary anti-dilution provisions.  The Series B Preferred Stock will pay a quarterly dividend, which will accrue at an annual rate of 10%.  The Company's Chief Executive Officer may convert 100% of his shares of the Series B Preferred Stock into shares of common stock. Each and every outstanding share of Series B Preferred Stock is subject to mandatory and automatic conversion into shares of common stock if the closing price of the common stock as reported by the principal exchange or quotation system on which such common stock is traded or reported exceeds 300% of the then current conversion price for 30 consecutive trading days.  The Company may redeem all of the outstanding shares of the Series B Preferred Stock issued at a price per share equal to 300% of the purchase price.  The Series B Preferred Stock ranks senior to the common stock and on parity with the Company's Series A Convertible Preferred Stock.  In the event of a liquidation of the Company, the holder of the Series B and Series A Preferred Stock shall be entitled to receive in preference to the holders of the common stock, the original amount invested in the preferred stock plus any unpaid and accrued dividends.  Preferred stock dividends on the Series B are declared quarterly by the Board of Directors.  At June 30, 2018, there were accrued dividends of $280,000.

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

The Company had net income available to the common stockholders for the three and six months ended June 30, 2018 and a net loss allocable to stockholders for the three and six months ended June 30, 2018 and 2017. In the three and six months ended June 30, 2018, there were 179,000 of net additional dilutive stock options assumed to be converted into common stock shares and in the three and six months ended June 30, 2017, the outstanding stock options would have been antidilutive due to the net loss incurred during those periods.  In addition, 100% of the outstanding convertible preferred stock, 1,623,000 shares, were eligible to be converted into common stock. For purpose of this calculation, if converted, it was assumed that upon conversion, the related dividends were not paid. However, as of the three and six months ended June 30, 2018 and 2017 shares of common stock issuable on the assumed conversion of the eligible preferred stock were excluded from the diluted income (loss) per common shares calculation as the inclusion of these shares would have been antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$304,000	$(227,000)	$310,000	$(906,000)
Preferred dividend	125,000	125,000	250,000	250,000
Net income available (loss allocable) to common stockholders	$179,000	$(352,000)	$60,000	$(1,156,000)
Denominator:
Basic weighted average number of common shares outstanding	3,594,000	3,954,000	3,594,000	3,954,000
Effect of dilutive stock options	179,000	-	179,000	-
Diluted weighted average number of common shares outstanding	3,773,000	3,594,000	3,773,000	3,954,000
Basic income (loss) per common share	$0.05	$(0.10)	$0.02	$(0.32)
Diluted income (loss) per common share	$0.05	$(0.10)	$0.02	$(0.32)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Software license fees
United States	$123,000	$301,000	$448,000	$412,000
Europe	103,000	47,000	152,000	47,000
Asia Pacific	666,000	54,000	711,000	186,000
Total foreign software license fees revenue	769,000	101,000	863,000	233,000
Total software license fees	892,000	402,000	1,311,000	645,000
Subscriptions
United States	409,000	268,000	824,000	754,000
Europe	315,000	165,000	587,000	333,000
Asia Pacific	140,000	71,000	281,000	184,000
Total foreign subscriptions	455,000	236,000	868,000	517,000
Total subscription revenue	864,000	504,000	1,692,000	1,271,000
Services and maintenance
United States	3,048,000	2,792,000	6,383,000	5,614,000
Europe	594,000	949,000	1,184,000	2,019,000
Asia Pacific	1,234,000	1,309,000	2,758,000	2,408,000
Total foreign services and
maintenance revenue	1,828,000	2,258,000	3,942,000	4,427,000
Total services and maintenance revenue	4,876,000	5,050,000	10,325,000	10,041,000

Total revenue	$6,632,000	$5,956,000	$13,328,000	$11,957,000

Net income (loss)
United States	$170,000	$(244,000)	$109,000	$(945,000)
Europe	(159,000)	136,000	(215,000)	182,000
Asia Pacific	293,000	(119,000)	416,000	(143,000)

Net income (loss)	$304,000	$(227,000)	$310,000	$(906,000)

9.       SUBSEQUENT EVENT

On July 24, 2018, the Company entered into a Second Modification to the Business Financing Agreement ("Loan Modification") with WAB which amended the First Modification, dated November 22, 2017. This Loan Modification increased the credit limit under Company's credit facility to $2,850,000, extended the maturity date of the credit facility through November 15, 2020 and revised and clarified certain covenants and other terms of the credit facility. No other terms or conditions were modified.

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

Revenues from professional services mostly consist of time and material services.  The performance obligations are satisfied, and revenues are recognized, when the services are provided or when the service term has expired.

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

The new guidance prefers that revenue in a contract with multiple performance obligations use the adjusted market approach which includes standalone selling price (SSP) or third part evidence (TPE) or expected cost plus margin approach as the methodology for allocating revenues to software.  The Company uses the Residual Method for allocating the revenues from a contract to the license component of the sale.  Due to competition, highly variable pricing, customer demographics, varying size of our customers, and other such factors, the Company's selling prices are considered uncertain for each perpetual license sale.  Therefore, SSP is not an appropriate methodology as it relates to our license revenue.  In terms of TPE as a basis to price our software, our product is unique and expansive in terms of the system's inherent functionality. There are no directly comparable products in the marketplace today, which we could use as the basis to set our standard license pricing based on a comparison with other vendors. In addition, most of the companies with whom we compete, are privately owned, which prevents us from obtaining reliable TPE. Accordingly, the new guidance permits the Company to use the Residual Method for allocating selling price if the first two preferable choices cannot be used. The residual between the total transaction price and the observable standalone selling prices of those performance obligations with observable standalone selling prices is considered to be the estimated standalone selling price of the goods or services underlying the performance obligation.

Astea commonly sells its software products bundled with other products (maintenance) and professional services. As noted above, the new standard requires an entity to allocate the transaction price to the distinct performance obligations in a contract on a relative SSP basis. Under the new guidance, "…an entity shall determine the standalone selling price at contract inception of the distinct good or service underlying each performance obligation in the contract and allocate the transaction price in proportion to those standalone selling prices." SSP is defined as the price at which an entity would sell a promised good or service separately to a customer.  Astea has a history of selling maintenance renewals and professional services on a standalone basis. Therefore, the Company will utilize SSP for its performance obligations as it relates to service and maintenance revenue. In addition, due to the Company having different maintenance and service rates in other parts of the world in which it operates, the Company has developed a reasonable range for its SSP for maintenance and services rather than a single point.

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

At June 30, 2018 and December 31, 2017, no individual customer accounted for 10% or more of accounts receivable, net.  For the six months ended June 30, 2018, one customer accounted for 10% of total revenue.  For the six months ended June 30, 2017, no individual customer accounted for 10% or more of total revenue.  For the three months ended June 30, 2018, one customer accounted for 15% of total revenue.  No individual customer accounted for 10% or more of total revenue for the three months ended June 30, 2017.

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

Capitalized software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company's estimated life for its capitalized software products is two years based on current sales trends and the rate of product release.  The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the net realizable value of each product, which includes the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company's responsibility set forth at the time of sale. As of June 30, 2018, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

Currency Translation

The international subsidiaries and foreign branch operations translate their assets and liabilities from international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as a component of other comprehensive loss in the accompanying consolidated statements of changes in stockholders' deficit.  Foreign exchange transaction gains and losses are included in general and administrative expenses in the consolidated statements of operations. General and administrative expenses include a foreign exchange transaction gain of $4,000 for the six months ended June 30, 2018 and a $19,000 loss for the six months ended June 30, 2017.

Results of Operations

Financial results for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017 reflect the effects of adopting Revenue from Contracts with Customers, which provided a new basis of accounting for our revenue arrangements beginning upon adoption on January 1, 2018.
The adoption of Revenue from Contracts with Customers limits the comparability of certain expenses, including cost of subscriptions, services and maintenance, presented in the results of operations for the three and six months ended June 30, 2018, when compared to the three and six months ended June 30, 2017. For additional information regarding the adoption of this accounting standard, refer to Note 1 in the notes to consolidated financial statements under the heading "Recently Adopted Accounting Standards."

Comparison of Three Months Ended June 30, 2018 and 2017

Revenues

Total revenues increased by $676,000 or 11%, to $6,632,000 for the three months ended June 30, 2018 from $5,956,000 for the three months ended June 30, 2017.  Software license fee revenues increased $490,000, or 122%, from the same quarter in 2017.  Subscription revenues increased $360,000 or 71% to $864,000 from $504,000 from the same period last year. Services and maintenance revenues for the three months ended June 30, 2018 decreased $174,000 or 3% from the same quarter in 2017.

Software license fee revenue increased 122% to $892,000 in the second quarter of 2018 from $402,000 in the second quarter of 2017.  Astea Alliance license revenues increased $673,000 or 356%, to $862,000 in the second quarter of 2018 from $189,000 in the second quarter of 2017. The increase was primarily due to higher perpetual license sales in Japan and EMEA, partially offset by lower sales in the U.S. and APAC region. FieldCentrix license sales were $30,000 in the second quarter of 2018 compared to $213,000 in the second quarter of 2017. The decrease was due to a reduction in licenses sold to existing customers in the second quarter of 2018 compared to the same quarter in 2017.

Subscription revenue increased 71% to $864,000 in the second quarter of 2018 from $504,000 in the second quarter of 2017.  The primary reason for the increase resulted from additional hosted customers going live in the first and second quarter of 2018 for which the annual hosting revenue had previously been deferred. Previously deferred hosting revenues were recognized as the service periods for those hosting services had lapsed.  The Company continues to sell Software as a Service (SaaS) for which hosting revenue may not be recognized until the customers go-live.

Services and maintenance revenues decreased by 3% to $4,876,000 in the second quarter of 2018 compared to $5,050,000 in the second quarter of 2017.  Astea Alliance service and maintenance revenues decreased by $184,000 or 4% compared to the second quarter of 2018.  The decrease was mainly attributable a decrease in service revenue in EMEA and APAC offset by an increase in service revenues in Japan and the U.S due to a strong backlog of professional services required by new customer implementations and upgrades of current customers. Service and maintenance revenues generated by FieldCentrix increased slightly by $10,000 or 2% to $554,000 in the second quarter of 2018 compared to $544,000 during the same period in 2017.  The increase is due to an increased maintenance revenue compared to the second quarter in 2017 mainly related to the increase in sale of licenses to existing customers in the previous few quarters.

Costs of Revenues

Cost of software license fees decreased 13% to $497,000 in the second quarter of 2018 from $573,000 in the second quarter of 2017.  Included in the cost of software license fees is capitalized software amortization and the third party software embedded in the Company's software licenses sold to customers.  Amortization of capitalized software development costs was $485,000 for the quarter ended June 30, 2018 compared to $566,000 for the same quarter in 2017. The gross margin percentage on software license sales was 44% in the second quarter of 2018 compared to (43%) in the second quarter of 2017.  The improvement in the 2018 license margin resulted primarily from the increase in software license fees revenue.

Cost of subscriptions decreased 15% to $191,000 in the second quarter of 2018 from $225,000 in the second quarter of 2017. The decrease in cost of subscriptions is mainly attributed to capitalizing hosting costs for hosting customers who were in the implementation process during the quarter ending June 30, 2018, compared to the same period in 2017. The second quarter of 2018 results would have been $38,000 higher under the previous revenue recognition rules because the costs would have been expensed.  However, under the new revenue guidance the Company deferred certain hosting costs, which are amortized over the hosting period once the customer goes live. Under the old guidance, as presented for the second quarter of 2017, the Company expensed these costs as incurred. These decreases were partially offset by increased costs from a growing base of hosted customers from sales in the first and second quarter of 2018.  The gross margin percentage on hosting was 78% in the second quarter of 2018 compared to 55% in the second quarter of 2017. The growth in the gross margin is mainly due to the increase in subscription revenue from customers going live and deferring hosting costs until the customer goes live in 2018.

Cost of services and maintenance decreased 3% to $3,486,000 in the second quarter of 2018 from $3,599,000 in the second quarter of 2017. The decrease was due to the Company deferring $247,000 of costs under the new revenue guidance for the second quarter of 2018 versus expensing all service and maintenance costs in the second quarter of 2017. The increase in cost of service and maintenance had the Company not deferred any costs is mainly attributed to an increase in contracted headcount who provide consulting services in Japan, increased labor costs and increased travel expense in all regions. The gross margin percentage was 29% in the second quarter of 2018 and 2017.  Had the Company expensed the cost in 2018 the gross margin as a percentage would have been 23%.

Gross Profit

Total gross profit increased 58% to $2,458,000 in the second quarter of 2018 from $1,559,000 in the second quarter of 2017 primarily due to an increase in software license and subscription revenues and a decrease in all cost of revenues resulting from the deferral of hosting costs on implementations in process during Q2 2018, partially offset by a 3% decrease in in service and maintenance revenue. As a percentage of revenue, gross profit in the second quarter of 2018 was 37% compared to 26% in the second quarter of 2017.

Operating Expenses

Product Development

Product development expenses decreased 35% to $153,000 in the second quarter of 2018 from $235,000 in the second quarter of 2017.  Fluctuations in product development expense from period to period result from the amount of product development expense that is capitalized.  Development costs of $885,000 were capitalized in the second quarter of 2018 compared to $638,000 during the same period in 2017. The increase in Q2 2018 capitalized development costs is due to the use of additional resources working on Version 15.  Additional time and resources allocated to Version 15 were needed to assist in the development to add additional functionality and upgrades being made to this version.  Gross product development expense was $1,038,000 in the second quarter of June 30, 2018 which is 19% higher than $873,000 during the same quarter in 2017.  The increase was due to increase in salary and benefits and an unfavorable exchange rate on the Israeli shekel relative to the U.S. dollar, as the majority of development work is performed in Israel. Product development expense as a percentage of revenues was 2% in the second quarter of 2018 and 4% in the second quarter of 2017.

Sales and Marketing

Sales and marketing expense increased 21% to $977,000 in the second quarter of 2018 from $807,000 in the second quarter of 2017.  The increase in sales and marketing expense resulted from higher commissions and travel costs due to an increase in license revenue and subscriptions sales and an increase in third party marketing costs. The increase in third party marketing costs is due to the Company expanding its marketing presence through additional efforts to increase awareness of our products in order to improve lead generation and sales opportunities.  Increased awareness will occur through additional webinars in all regions focused on the vertical industries in which the Company operates, attendance at more trade shows, and new strategies to improve lead generation for the Company's sales force.  As a percentage of revenues, sales and marketing expense was 15% in the second quarter of 2018 compared to 14% in the same period of 2017.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company's finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company's status as a public company. General and administrative expenses increased 34% to $948,000 during the second quarter of 2018 from $705,000 in the second quarter of 2017 due to increased legal fees, higher travel expenses, salary and benefit increases, and additional recruiting costs which we did not incur during the same period in 2017.  As a percentage of revenue, general and administrative expenses were 14% in the second quarter of 2018 compared to 12% in the second quarter of 2017.

Net Interest Expense

Net interest expense was $64,000 in the second quarter of 2018 compared to $32,000 in the second quarter of 2017.  The increase in interest expense is mainly due to interest paid on accrued preferred dividends compared to the same period in 2017. Per the preferred stock agreements, any unpaid accrued preferred dividends will incur an interest charge at 10% per annum.  In addition, the interest rate charged by Bridge Bank to the Company increased.

Income Tax Expense

The Company reported a provision for income tax of $12,000 for the second quarter of 2018 compared to $7,000 during the second quarter of 2017.  The tax expense results from a tax provision in Israel.

International Operations

The Company's international operations generated revenues of $3,052,000 in the second quarter of 2018, an increase of 20% over the same quarter in 2017.  Revenues from international operations comprised 47% of the Company's total revenue for the second quarter in 2018, compared to 44% of total revenues for the same quarter in 2017.  The increase in international revenues compared to the same period in 2017 is primarily due to increases in revenue generated by Japan.

Comparison of Six Months Ended June 30, 2018 and 2017

Revenues

Total revenues increased by $1,371,000 or 11%, to $13,328,000 for the six months ended June 30, 2018 from $11,957,000 for the six months ended June 30, 2017.  Software license fee revenues increased $666,000, or 103%, from the same period in 2017.  Subscription revenues increased $421,000 or 33% to $1,692,000 from the same period last year. Services and maintenance revenue for the six months ended June 30, 2018 increased $284,000 or 3% from the same period in 2017.

Software license fee revenues increased 103% to $1,311,000 in the first six months of 2018 from $645,000 in the first six months of 2017.  Astea Alliance license revenues increased $813,000 or 188%, to $1,245,000 in the first six months of 2018 from $432,000 in the first six months of 2017. The increase was primarily due to higher perpetual license sales in Japan and EMEA and partially offset by lower sales in APAC. FieldCentrix license sales consisted of $66,000 in the first six months of 2018 compared to $213,000 in the first six months of 2017. The decrease was due to a reduction in licenses sold to existing customers in the first six months of 2018.

Subscription revenue increased 33% to $1,692,000 in the first six months of 2018 from $1,271,000 in the first six months of 2017.  The increase resulted from a number of hosted customers who went live in late 2017 and the first six months of 2018.  The Company continues to add new hosting customers.  Even though the Company signed several new Software as a Service (SaaS) customers in the first six months of 2018, the associated hosting revenue may not be recognized until the new customers go-live.

Services and maintenance revenues increased by 3% to $10,325,000 in the first six months of 2018 compared to $10,041,000 in the first six months of 2017.  Astea Alliance service and maintenance revenues increased by $174,000 or 2% compared to the first six months of 2017.  The increase was mainly attributable to an increase in services and maintenance revenues in the US and Japan, partially offset by a decrease of 41% in the UK and 31% in APAC from the first six months in 2017. Japan service and maintenance revenue increased 48% or $664,000 compared to the first six months of 2017 which resulted from several license agreements signed over the past 12 months. Increases in services revenue and a slight increase in maintenance revenue from license sales that closed in the last quarter of 2017 also contributed to the increase. Service and maintenance revenues generated by FieldCentrix increased by $110,000 or 10% to $1,172,000 in the first six months of 2018 compared to $1,062,000 during the same period in 2017.  The increase is due to an increase in upgrade projects for several existing customers.

Costs of Revenues

Cost of software license fees decreased slightly by 5% to $1,226,000 in the first six months of 2018 from $1,290,000 in the first six months of 2017.  Included in the cost of software license fees are the costs of capitalized software amortization and the cost of all third party software embedded in the Company's software licenses which are sold to customers.  Amortization of capitalized software development costs was $1,201,000 for the first six months in 2018 compared to $1,271,000 for the same period in 2017. The gross margin percentage on software license sales was 6% in the first six months of 2018 compared to (100%) in the first six months of 2017.  The improvement in the license margin resulted primarily from the increase in software license fees revenue in the first six months of 2018.

Cost of subscriptions decreased slightly by 2% to $425,000 in the first six months of 2018 from $433,000 in the first six months of 2017. The decrease in cost of subscriptions is mainly attributed to deferring hosting costs until the customer goes live in the first six months of 2018 compared to the same period in 2017. Total hosting costs would have been $488,000 in the first six months of 2018, however, under the new revenue guidance the Company deferred certain hosting costs, which will be amortized over the hosting period once the customer goes live. Under the old guidance, as presented in the first six months of 2017, the Company expensed these costs as incurred.   The gross margin percentage on hosting was 75% in the first six months of 2018 compared to 66% in the first six months of 2017. Had the Company not deferred any hosting costs in 2018, the gross profit percentage would have been 71%.

Cost of services and maintenance decreased 2% to $7,009,000 in the first six months of 2018 from $7,153,000 in the first six months of 2017. The decrease was due to the Company deferring $578,000 of costs under the new revenue guidance for the first six months of 2018 versus expensing this amount as the Company did in the first six months of 2017. The increase in cost of service and maintenance, had the Company not deferred any costs, is mainly attributed to an increase in outside contractors who provided professional services in Japan, increased labor costs and increased travel expense in all regions. The gross margin percentage was 32% in the first six months of 2018 compared to 29% in the first six months of 2017.  Had the Company expensed all service and maintenance as costs incurred in 2018, the gross margin as a percentage of total revenue would have been 27%.

Gross Profit

Gross profit increased 52% to $4,668,000 in the first six months of 2018 from $3,081,000 in the first six months of 2017 primarily due to an increase of total revenue and a decrease in all costs of revenue.  As a percentage of revenue, gross profit in the first six months of 2018 was 35% compared to 26% in the first six months of 2017. In addition, due to the adoption of revenue from contract with customers the Company deferred $641,000 of costs that under the previous guidance would have been expensed as incurred. Had the Company expensed these costs in 2018, the gross profit as a percentage of revenue would have been 30%.

Operating Expenses

Product Development

Product development expenses decreased 54% to $367,000 in the first six months of 2018 from $797,000 in the first six months of 2017.  Fluctuations in product development expense from period to period result from the amount of product development expense that is capitalized.  Development costs of $1,785,000 were capitalized in the first six months of 2018 compared to $1,246,000 during the same period in 2017 due to additional resources working on Version 15. There has been extra time and resources allocated to Version 15 due to all the additional functionality and upgrades being made to this version.  Gross product development expense was $2,152,000 in the first six months of 2018 compared to $2,043,000 during the same period in 2017. The increase was primarily due to an unfavorable exchange rate on the Israeli shekel relative to the U.S. dollar, as the majority of development work is performed in Israel. Product development expense as a percentage of revenues was 3% in the first six months of 2018 and 7% in the first six months of 2017.

Sales and Marketing

Sales and marketing expense increased 14% to $1,978,000 in the first six months of 2018 from $1,734,000 in the first six months of 2017.  The increase in sales and marketing expense resulted from higher commissions and travel costs due to an increase in license revenue and subscriptions sales and an increase in third party marketing costs. The increase in third party marketing costs is due to the Company expanding its marketing presence through additional efforts to increase awareness of our products in order to improve lead generation and sales opportunities.  Increased awareness will occur through additional webinars in all regions focused on the vertical industries in which the Company operates, attendance at more trade shows, and new strategies to improve lead generation for the Company's sales force.  As a percentage of revenues, sales and marketing expense was 15% in the first six months of 2018 and 2017.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company's finance, administrative and executive management personnel, legal costs, accounting costs, and various costs associated with the Company's status as a public company. General and administrative expenses increased 39% to $1,896,000 during the first six months of 2018 from $1,368,000 in the first six months of 2017 mainly due to timing of accounting fee, increased legal fees, higher travel expenses, salary and benefit increases, and additional recruiting costs which we did not incur during the same period in 2017.  As a percentage of revenue, general and administrative expenses were 14% in the first six months of 2018 compared to 11% in the first six months of 2017.

Net Interest Expense

Net interest expense was $99,000 in the first six months of 2018 compared to $74,000 in the first six months of 2017.  The increase in interest expense is mainly due to interest paid on accrued, but unpaid preferred dividends accrued and compared to the same period in 2017. Per the preferred stock agreements, any unpaid accrued preferred dividends that will incur an interest charge calculated at 10% per annum.  In addition, the interest rate charged by Bridge Bank to the Company increased.

Income Tax Expense

The Company reported a provision for income tax of $18,000 for first six months of 2018 compared to $14,000 for the same quarter in 2017.  The tax provisions result from operations in Israel.

International Operations

The Company's international operations generated revenues of $5,674,000 in the first six months of 2018, an increase of 10% over the same quarter in 2017.  Revenues from international operations comprised 43% of the Company's total revenue for the first six months in 2018 and 2017.  The increase in international revenues compared to the same period in 2017 is primarily due to increases in all Japan revenues partially offset by a decline in Europe and APAC service and maintenance revenues.

Liquidity and Capital Resources

    Operating Activities

The Company generated $1,423,000 of cash from operating activities in the first six months of 2018 compared to $2,052,000 for the first six months of 2017.  The decrease in operating cash flows of $629,000 resulted from an increase of $572,000 for cash used to reduce accounts payable and accrued expenses, reduced cash generated  from deferred revenues of $1,030,000, a decrease in non-cash expenses of $23,000, an increase in cash used to prepay expenses of $103,000, and an increase in cash used for deferred hosting costs of $641,000 offset by an increase in cash generated by net income of $1,216,000, an increase in cash generated  by collection of accounts receivable of $521,000 and an increase in cash provided by other long-term assets of  $3,000.

    Investing Activities

The Company used $1,819,000 for investing activities in the first six months of 2018 compared to $1,246,000 for the first six months of 2017.  The increase in cash used for investing activities is primarily attributable to an increase of $539,000 in capitalized software development costs and an increase of $34,000 for purchases of property and equipment.

Financing Activities

The Company used $188,000 in cash for financing activities in the first six months of 2018, which is a decrease of $16,000 compared to 2017.  The Company paid $55,000 in preferred stock dividends in the first six months of 2018 compared to $250,000 in the first six months of 2017.  In the first six months of 2018, the Company also paid $225,000 to fully repay its term loan with WAB.  In addition, the Company borrowed $5,150,000 and repaid $5,058,000 on its line of credit from WAB in the first six months of 2018. The Company borrowed $5,062,000 and repaid $5,434,000 on its line of credit from SVB in the first six months of 2017.  The line of credit with SVB was cancelled and fully repaid in August of 2017. The Company also repaid $450,000 on its line of credit with the CEO/Director during the first six months ended June 30, 2017.

The effect of exchange rates on cash related to the U.S. dollar exchange rates for most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, provided an inflow of $24,000 in the first six months of 2018 compared to an outflow of $14,000 in the first six months of 2017.

The Company has a history of net losses and an accumulated deficit of $34,398,000 as of June 30, 2018.  In the first six months of 2018, the Company generated net income of $310,000 compared to a net loss of $906,000 generated in the first six months of 2017.  Further, at June 30, 2018, the Company had a working capital ratio of .64:1, with cash and cash equivalents of $1,365,000 compared to December 31, 2017 when the Company had cash and cash equivalents of $1,924,000.  The decrease in cash and cash equivalents for the first six months 2018 was primarily driven by a decrease of cash provided by operations in 2018 compared to 2017 and the repayment of the Company's term loan for $225,000 in the first six months of 2018.

As of June 30, 2018, the Company owed $2,396,000 against the line of credit from Western Alliance Bank ("WAB").   As of June 30, 2018, there was no availability under the line of credit.  The Company had a $400,000 term loan with WAB through April 2018. As of April 2018 the Company repaid the term loan in full. The Company has projected revenues that management believes will provide sufficient funds along with the additional borrowings available under its lines of credit to sustain its continuing operations through at least August 14, 2019. The Second Loan Agreement modified the availability under the line of credit from $2,400,000 to $2,850,000 (see footnote #9).

The Company was in compliance with the WAB financial and liquidity covenant as of June 30, 2018 and expects to be able to continue to comply with the required covenants under the modified agreement with WAB for at least the next year.  As a result, the amounts due to WAB under the line of credit and term loan as of June 30, 2018 were classified in the accompanying consolidated balance sheet in accordance with the repayment terms stipulated in the agreement with WAB.

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

Management's current operating plan is to maintain and/or reduce operating expenses in order to be aligned with expected revenues.  The primary area of focus will continue to be headcount and costs from outside consultants.  The Company remains focused on maximizing revenue from its revenue generating resources and will continue to repurpose, if necessary, certain personnel to become billable so the Company can continue to improve its liquidity.  The Company has a substantial professional services backlog that resulted from new customers added in the first six months of 2018 as well as upgrade projects from our existing customers as they move to the latest version of Astea Alliance.  In 2018, the Company continues to consider ways to reduce operating expenses in certain areas of the Company in order to maintain our liquidity.  However, management has implemented new marketing initiatives which has increased our spending in this area in 2018 that we believe will directly contribute to improving new business that is essential to our growth.

Operations will generate enough cash to meet obligations at least through August 14, 2019. As noted above, if the Company's actual results fall short of expectations, the Company will make cost adjustments to improve the Company's operating cash flows. In addition, we plan to maintain the same level of investment in software development and we do not expect to increase capital expenditures.

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

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our balances outstanding on our revolving line of credit with WAB, as the interest rate is variable.  At June 30, 2018, the outstanding balances on our line of credit under the revolving credit facility with WAB was $2,396,000 and the term loan was fully repaid.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency.  For the six months ended June 30, 2018, approximately 43% of the Company's overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company's non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2018, we implemented internal controls for the new accounting standard adopted during the period, Revenue Contracts from Customers, but there were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASTEA INTERNATIONAL INC.

Date: August 14, 2018	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2018	/s/Rick Etskovitz
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