Form 10-Q
period 2018-09-30
ASTEA INTERNATIONAL INC
filed 2018-11-14
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          September 30, 2018
or

[    ]        Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from _______________     to  ___________________

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
Yes           No   X

As of November 13, 2018, 3,616,549 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2018 (Unaudited)	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,342,000	$1,924,000
Accounts receivables, net of reserves allowance of $91,000 (unaudited) and $239,000, respectively	6,654,000	6,589,000
Prepaid expenses and other current assets	454,000	295,000
Deferred hosting costs	780,000	-
Total current assets	9,230,000	8,808,000

Property and equipment, net	94,000	105,000
Capitalized software development costs, net	4,563,000	4,073,000
Restricted cash	74,000	77,000
Other long-term assets	513,000	506,000
Total assets	$14,474,000	$13,569,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Term note	$-	$225,000
Accounts payable and accrued expenses	4,309,000	3,988,000
Deferred revenues	9,814,000	11,025,000
Total current liabilities	14,123,000	15,238,000

Long-term liabilities:
Borrowings under line of credit	2,697,000	2,305,000
Long-term accrued expenses	308,000	312,000
Deferred tax liability	49,000	49,000
Deferred revenues, net of current portion	1,474,000	504,000
Total long-term liabilities	4,528,000	3,170,000

Commitments and contingencies

Stockholders' deficit:
Convertible preferred stock, $.01 par value, shares authorized 5,000,000: Series A issued and outstanding 826,000 shares	8,000	8,000
Series B issued and outstanding 797,000 shares	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; shares issued 3,659,000 and outstanding 3,617,000 at September 30, 2018; shares issued 3,636,000 and outstanding 3,594,000 at December 31, 2017	37,000	36,000
Additional paid-in-capital	31,534,000	31,710,000
Accumulated deficit	(34,468,000)	(35,338,000)
Accumulated other comprehensive loss	(1,088,000)	(1,055,000)
Treasury stock at cost, 42,000 common shares	(208,000)	(208,000)
Total stockholders' deficit	(4,177,000)	(4,839,000)
Total liabilities and stockholders' deficit	$14,474,000	$13,569,000
See accompanying notes to the unaudited condensed consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Ninth Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Revenues:
Software license fees	$765,000	$933,000	$2,076,000	$1,578,000
Subscriptions	1,412,000	592,000	3,104,000	1,863,000
Services and maintenance	4,948,000	4,957,000	15,273,000	14,998,000
Total revenues	7,125,000	6,482,000	20,453,000	18,439,000
Costs of revenues:
Cost of software license fees	750,000	526,000	1,976,000	1,816,000
Cost of subscriptions	369,000	193,000	794,000	626,000
Cost of services and maintenance	3,696,000	3,760,000	10,705,000	10,913,000
Total cost of revenues	4,815,000	4,479,000	13,475,000	13,355,000
Gross profit	2,310,000	2,003,000	6,978,000	5,084,000
Operating Expenses:
Product development	330,000	150,000	697,000	947,000
Sales and marketing	1,013,000	853,000	2,991,000	2,587,000
General and administrative	972,000	737,000	2,868,000	2,105,000
Total operating expenses	2,315,000	1,740,000	6,556,000	5,639,000
(Loss) income from operations	(5,000)	263,000	422,000	(555,000)
Interest expense, net	64,000	70,000	163,000	144,000
(Loss) income before income taxes	(69,000)	193,000	259,000	(699,000)
Income tax expense	1,000	7,000	19,000	21,000
Net (loss) income	(70,000)	186,000	240,000	(720,000)
Preferred dividend	125,000	125,000	375,000	375,000
Net (loss) income allocable to common stockholders	$(195,000)	$61,000	$(135,000)	$(1,095,000)

Basic (loss) income per share allocable to common stockholders	$(0.05)	$0.02	$(0.04)	$(0.30)
Diluted (loss) income per share allocable to common Stockholders	$(0.05)	$0.02	$(0.04)	$(0.30)

Weighted average shares outstanding used in computing basic (loss) income per common share	3,607,000	3,594,000	3,600,000	3,594,000
Weighted average shares outstanding used in computing diluted (loss) income per common share	3,607,000	3,614,000	3,600,000	3,594,000

See accompanying notes to the unaudited condensed consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net (loss) income	$(70,000)	$186,000	$240,000	$(720,000)
Other comprehensive losses
Foreign currency translation adjustment	(23,000)	(77,000)	(33,000)	(242,000)
Comprehensive (loss) income	$(93,000)	$109,000	$207,000	$(962,000)

See accompanying notes to the unaudited condensed consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Series A convertible preferred stock at par value	Series B convertible preferred stock at par value	Common stock	Additional paid-in- capital	Accumulated other compre- hensive loss	Accumulated deficit	Treasury Stock	Total stockholders' deficit
Balances at December 31, 2017	$8,000	$8,000	$36,000	$31,710,000	$(1,055,000)	$(35,338,000)	$(208,000)	$(4,839,000)
Cumulative effect from change in accounting	—	—	—	—	—	630,000	—	630,000

Exercise of stock options	—	—	1,000	83,000	—	—	—	84,000

Net income	—	—	—	—	—	240,000	—	240,000

Series A and B preferred stock dividends	—	—	—	(375,000)	—	—	—	(375,000)

Stock-based compensation	—	—	—	116,000	—	—	—	116,000

Other comprehensive loss	—	—	—	—	(33,000)	—	—	(33,000)

Balances at September 30, 2018	$8,000	$8,000	$37,000	$31,534,000	$(1,088,000)	$(34,468,000)	$(208,000)	$(4,177,000)

See accompanying notes to the unaudited condensed consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$240,000	$(720,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,993,000	1,822,000
Amortization of deferred financing costs	32,000	113,000
Amortization of deferred hosting costs	786,000	-
Stock-based compensation	116,000	99,000
Allowance for doubtful accounts	(148,000)	-
Changes in operating assets and liabilities:
Receivables	(18,000)	(499,000)
Prepaid expenses and other	(188,000)	(170,000)
Deferred hosting costs	(936,000)	-
Other assets	(6,000)	(10,000)
Accounts payable and accrued expenses	47,000	455,000
Deferred revenues	(196,000)	961,000
Net cash provided by operating activities	1,722,000	2,051,000
Cash flows from investing activities:
Purchases of property and equipment	(42,000)	(4,000)
Capitalized software development costs	(2,430,000)	(1,987,000)
Net cash used in investing activities	(2,472,000)	(1,991,000)
Cash flows from financing activities:
Proceeds from exercise of stock options	84,000	-
Dividend payments on preferred stock	(105,000)	(125,000)
Proceeds on term note from Bridge Bank	-	400,000
Payment on term note from Bridge Bank	(225,000)	-
Proceeds on line of credit with CEO/Director	-	350,000
Payments on line of credit with CEO/Director	-	(350,000)
Payment on line of credit from Silicon Valley Bank	-	(8,661,000)
Proceeds on line of credit from Silicon Valley Bank	-	6,734,000
Fees associated with line of credit and term note	-	(49,000)
Proceeds on line of credit from Bridge Bank	8,367,000	2,323,000
Payment on line of credit from Bridge Bank	(7,975,000)	-
Net cash provided by financing activities	146,000	622,000
Effect of exchange rate changes on cash	19,000	(8,000)
Net (decrease) increase in cash, cash equivalents and restricted cash	(585,000)	674,000
Cash, cash equivalents and restricted cash, beginning of period	2,001,000	730,000
Cash, cash equivalents and restricted cash, end of period	$1,416,000	$1,404,000
Supplemental disclosure of cash flows information:
Cash paid for interest	$107,000	$29,000
Supplemental disclosure of non-cash flows information:
Accrued preferred dividends	$375,000	$375,000
See accompanying notes to the unaudited condensed consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements at September 30, 2018 and for the three and nine month periods ended September 30, 2018 and 2017 of Astea International Inc. and subsidiaries ("Astea" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company's latest annual report (Form 10-K) and our Form 10-Q's for the quarters ended March 31, 2017, June 30, 2017, September 30, 2017, March 31, 2018 and June 30, 2018. The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2018.

Comparability

Effective January 1, 2018, the Company adopted a new accounting standard. Prior periods were not retrospectively restated, so the consolidated balance sheet as of December 31, 2017 and results of operations for the nine months ended September 30, 2017 were prepared using an accounting standard that was different than the one in effect for the nine months ended September 30, 2018. Therefore, the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 are not directly comparable, nor are the results of operations for the three and nine months ended September 30, 2018 and September 30, 2017.

Accumulated Deficit

The following table presents the cumulative effect adjustment to the beginning accumulated deficit for the new accounting standard adopted by the Company on January 1, 2018:

Accumulated Deficit
Balance, December 31, 2017, as previously reported	$(35,338,000)
Cumulative effect adjustment from the adoption of new accounting standard:
Revenue from Contracts with Customers	630,000
Balance, January 1, 2018, as adjusted	(34,708,000)
Net income	240,000
Balance, September 30, 2018	$(34,468,000)

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

The Company's implementation team has completed its project plan, which included evaluating customer contracts across the organization, developing policies, processes and tools to report financial results including expanding our disclosures in the financial statements, and implementing and updating the Company's internal controls over financial reporting that are necessary under the new standard. The Company has designed specific controls related to revenue recognition under the new guidance that were implemented beginning in January 2018.  The next step was to identify any differences that would result from applying the new requirements and controls of the new standard to its perpetual and subscription sales contracts. The Company completed its analysis of its perpetual contracts under the new standard which supports the recognition of its license fee revenue at the time the license is delivered, consistent with its current revenue policy.  The Company is still in the process of implementing changes to its accounting system to allow the Company to track revenue and cost by customer versus maintaining all the required information in excel format. The implementation is expected to be completed in the first quarter of 2019.

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

In accordance with requirements of the new revenue standard, the impact of adoption on our condensed consolidated balance sheet and statement of operations for the nine months ended September 30, 2018 was as follows:

	As of September 30, 2018
	As Reported	Without Adoption	Effect of Change
Assets
Deferred hosting costs	$780,000	$-	$780,000

Equity
Accumulated deficit	$(34,468,000)	$(35,248,000)	$780,000

	For the nine months ended September 30, 2018

	As Reported	Without adoption	Effect of Change

Cost of Revenue:
Cost of subscriptions	$794,000	$895,000	$101,000
Cost of services and maintenance	10,705,000	10,754,000	49,000
Total Cost of Revenue	$13,475,000	$13,625,000	$150,000

Gross Profit	$6,978,000	$6,828,000	$150,000

Net income (loss)	$240,000	$90,000	$150,000
Preferred dividend	375,000	375,000	-
Net (loss) income allocable to common stockholders	$(135,000)	$(285,000)	$150,000
Basic and diluted	$(0.04)	$(0.08)	$0.04

The following table summarizes the effects of adopting the new standard requirements on the financial statement line items of the Company's condensed consolidated statement of cash flows for the nine months ended September 30, 2018:
	As of September 30, 2018
	As Reported	Without Adoption	Effect of Change
Cash flows from operating activities:
Net income	$240,000	$90,000	$150,000
Amortization of hosting costs	786,000	-	786,000
Deferred hosting costs	(936,000)	-	(936,000)

Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same such amounts presented on the condensed consolidated statement of cash flows:

	September 30, 2018	December 31, 2017

Cash and cash equivalents	$1,342,000	$1,924,000
Restricted cash	74,000	77,000
Total cash, cash equivalents, and restricted cash reported on the consolidated statement of cash flows	$1,416,000	$2,001,000

Amounts included in restricted cash represent funds required to be set aside by a contractual agreement with the office leasing companies in Europe. The restrictions will lapse when the building leases expires.

Operating Matters and Liquidity

The Company has a history of net losses and an accumulated deficit of $34,468,000 as of September 30, 2018.  In the first nine months of 2018, the Company generated net income of $240,000 compared to a net loss of $720,000 generated in the first nine months of 2017.  Further, at September 30, 2018, the Company had a working capital ratio of .65:1, with cash and cash equivalents of $1,342,000 compared to December 31, 2017 when the Company had cash and cash equivalents of $1,924,000.  The decrease in cash and cash equivalents for the first nine months of 2018 was primarily driven by a decrease of cash provided by operations in 2018 compared to 2017, the repayment of the Company's term loan for $225,000 and an increase in capitalized software development costs of $443,000 in the first nine months of 2018.

As of September 30, 2018, the Company owed $2,697,000 against the line of credit from Western Alliance Bank ("WAB").   As of September 30, 2018, there was $153,000 available under the line of credit.  The Company had a $400,000 term loan with WAB through April 2018. As of April 2018 the Company repaid the term loan in full. The Company has projected revenues that management believes will provide sufficient funds along with the additional borrowings available under its lines of credit to sustain its continuing operations through at least November 14, 2019. The Second Loan Agreement modified the availability under the line of credit from $2,400,000 to $2,850,000 (see footnote #9).

The Company was in compliance with the WAB financial and liquidity covenant as of September 30, 2018 and expects to be able to continue to comply with the required covenants under the modified agreement with WAB for at least the next year.  As a result, the amounts due to WAB under the line of credit and term loan as of September 30, 2018 were classified in the accompanying consolidated balance sheet in accordance with the repayment terms stipulated in the agreement with WAB.

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

Management's current operating plan is to maintain and/or reduce operating expenses in order to be aligned with expected revenues.  The primary area of focus will continue to be headcount and costs from outside consultants.  The Company remains focused on maximizing revenue from its revenue generating resources and will continue to repurpose, if necessary, certain personnel to become billable so the Company can continue to improve its liquidity.  The Company has a substantial professional services backlog that resulted from new customers added in 2018 as well as upgrade projects from our existing customers as they move to the latest version of Astea Alliance.   In 2018, the Company continues to consider ways to reduce operating expenses in certain areas of the Company in order to maintain our liquidity.  However, management has implemented new marketing initiatives which have increased our spending in this area in 2018.  We believe the new initiatives will directly contribute to increasing new business, which is essential to our growth.  Operations will generate enough cash to meet obligations at least through November 14, 2019. As noted above, if the Company's actual results fall short of expectations, the Company will make cost adjustments to improve the Company's operating cash flows. In addition, we plan to maintain the same level of investment in software development and we do not expect to increase capital expenditures.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

In February 2016 as amended, the FASB issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. The Company is required to adopt this guidance in the first quarter of 2019 and we currently expect that the adoption of this guidance will change the way we account for our operating leases and will result in recording the future benefits of those leases as an asset and the related minimum lease payments as a liability on our consolidated balance sheets. The Company anticipates a significant balance sheet gross-up for the right-of-use assets and corresponding liabilities, with no impact to its debt covenant.  The Company does not finance purchases on equipment, but it does have operating leases for office space and equipment in all locations.  The Company has identified all material operating lease agreements. Changes to processes and internal controls to meet the standard's reporting and disclosure requirements have been identified and are being implemented. The Company is in the process of evaluating the effect that this guidance will have on its financial statements and related disclosures as the majority of our operating leases will be recorded on the balance sheet under the new guidance. While we do not anticipate the adoption of this accounting standard to have a material impact on our condensed consolidated statements of operations at this time, this conclusion may change as we finalize our assessment.

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

4.        LINES OF CREDIT AND TERM NOTE

Line of Credit and Term Loan with Western Alliance Bank

On August 11, 2017, the Company entered in to a Business Financing Agreement (the "Financing Agreement") with Bridge Bank, a division of WAB, which included a revolving line of credit and a term loan. The agreement was to mature on September 1, 2019.

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
`
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

The Company expects to be able to continue to comply with the required covenants contained in the agreement with WAB for at least the next year.  As a result, the amounts due to WAB under the line of credit and term loan as of September 30, 2018 are classified in the accompanying consolidated balance sheet in accordance with the repayment terms stipulated in the agreement. In the event the Company does not meet its covenants after September 30, 2018 and WAB does not grant a waiver or forbearance agreement, and the Company believes that it does not have adequate liquidity to operate, the Company will implement a cost cutting plan that reduces its expenditures to the appropriate level that matches its operating cash flows.

As of September 30, 2018 the Company owed $2,697,000 under the revolving line of credit.  The Company incurred $119,000 of interest expense to WAB in the first nine months of 2018.  As of September 30, 2018, there was availability of $153,000 under the line of credit. The Company was in compliance with the financial and liquidity covenants of the modified Loan Agreement as of September 30, 2018.

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

Line of Credit with Silicon Valley Bank (SVB)

In August 2017 at the closing of the WAB Financing Agreement, the Company repaid all outstanding amounts owed to SVB under the Revolving Facility and terminated the Revolving Facility.  The Company incurred $74,000 of interest expense to SVB for the nine months ended September 30, 2017.

Line of Credit with Chief Executive Officer/Director

In April 2017, the Company extended its Revolving Loan Agreement and associated Revolving Promissory Note with its Chief Executive Officer/Director.  This loan agreement provided an unsecured $1,000,000 revolving line of credit to the Company.   The line of credit matured on May 1, 2018.

5. INCOME TAXES

The Company has identified its federal tax return and its state returns in Pennsylvania and California as "major" tax jurisdictions.  Based on the Company's evaluation, it concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2014 and subsequent years, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on a tax authority audit and does not anticipate any adjustments that will result in a material change to its financial position.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the condensed consolidated statement of operations.  For the nine months ended September 30, 2018 and 2017, there were no interest or penalties related to uncertain tax positions.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Act repeals the Alternative Minimum Tax ("AMT") for years beginning after December 31, 2017 and allows Companies with existing AMT credit carryforwards to receive future refunds of the credit.  As a result, the Company recorded an AMT credit benefit of $362,000 in 2017 and as a result has a long term receivable as of September 30, 2018.  The Company believes that the most significant impact on its consolidated financial statements will be a reduction of approximately $3,900,000 for the deferred tax assets related to net operating losses and other assets.  Such reduction is offset by changes to the Company's valuation allowance.  Additionally, the Company has investments in various foreign subsidiaries for which at December 31, 2017 and November 2, 2017, the cumulative earnings and profits of these entities was estimated to be negative.  Accordingly, the Company has not recorded a provisional amount for the transition tax enacted under the Act.

On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118, which allows a measurement period, not to exceed one year, to finalize the accounting for the income tax impacts of the Tax Act. The Company has determined that there were no changes to its tax accounts required due to the Tax Act.

At September 30, 2018, the Company maintained a 100% valuation allowance for its remaining deferred tax assets, based on the uncertainty of the realization of the deferred tax assets due to the uncertainty of future taxable income.

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

As of September 30, 2018, the total unrecognized compensation cost related to non-vested options amounted to $305,000, which is expected to be recognized over the options' average remaining vesting period of 2.87 years.

Activity under the Company's stock option plans for the nine months ended September 30, 2018 is as follows:

	OPTIONS OUTSTANDING
	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2017	703,000	$2.39
Granted	125,000	$3.90
Exercised	(23,000)	$3.65
Expired	(26,000)	$4.10
Balance, September 30, 2018	779,000	$2.53

The following table summarizes outstanding options under the Company's stock option plans as of September 30, 2018:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	779,000	$2.53	6.15	$2,311,000

Ending Vested and Exercisable	478,000	$2.45	4.64	$1,457,000

Options Vested and Expected to Vest	702,000	$2.50	5.89	$2,106,000

Convertible Preferred Stock

Series A

On September 24, 2008, the Company issued 826,000 shares of Series-A Convertible Preferred Stock ("Series A Preferred Stock") to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, and if, declared by the Company's Board of Directors, quarterly in arrears. At September 30, 2018, there were accrued dividends of $465,000.

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

The Series B Preferred Stock may be converted into shares of common stock on a one-to-one ratio, subject to customary anti-dilution provisions.  The Series B Preferred Stock will pay a quarterly dividend, which will accrue at an annual rate of 10%.  The Company's Chief Executive Officer may convert 100% of his shares of the Series B Preferred Stock into shares of common stock. Each and every outstanding share of Series B Preferred Stock is subject to mandatory and automatic conversion into shares of common stock if the closing price of the common stock as reported by the principal exchange or quotation system on which such common stock is traded or reported exceeds 300% of the then current conversion price for 30 consecutive trading days.  The Company may redeem all of the outstanding shares of the Series B Preferred Stock issued at a price per share equal to 300% of the purchase price.  The Series B Preferred Stock ranks senior to the common stock and on parity with the Company's Series a Convertible Preferred Stock.  In the event of a liquidation of the Company, the holder of the Series B and Series a Preferred Stock shall be entitled to receive in preference to the holders of the common stock, the original amount invested in the preferred stock plus any unpaid and accrued dividends.  Preferred stock dividends on the Series B are declared quarterly by the Board of Directors.  At September 30, 2018, there were accrued dividends of $305,000.

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

The Company had net losses allocable to the common stockholders for the three and nine months ended September 30, 2018 and for the nine months ended September 30, 2017. There was net income available to stockholders for the three months ended September 30, 2017. In the three months ended September 30, 2017, there were 20,000 of net additional dilutive stock options assumed to be converted into common stock shares and in the three and nine months ended September 30, 2018 and the nine months ended September 30, 2017, the outstanding stock options would have been antidilutive due to the net loss incurred during those periods.  In addition, 100% of the outstanding convertible preferred stock, 1,623,000 shares, were eligible to be converted into common stock. For purpose of this calculation, if converted, it was assumed that upon conversion, the related dividends were not paid. However, as of the three and nine months ended September 30, 2018 and 2017 shares of common stock issuable on the assumed conversion of the eligible preferred stock were excluded from the diluted income (loss) per common shares calculation as the inclusion of these shares would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net (loss) income	$(70,000)	$186,000	$240,000	$(720,000)
Preferred dividend	125,000	125,000	375,000	375,000
Net (loss allocable) income available to common stockholders	$(195,000)	$61,000	$(135,000)	$(1,095,000)
Denominator:
Basic weighted average number of common shares outstanding	3,607,000	3,594,000	3,600,000	3,594,000
Effect of dilutive stock options	-	20,000	-	-
Diluted weighted average number of common shares	3,607,000	3,614,000	3,600,000	3,594,000
Basic income (loss) per common share	$(0.05)	$0.02	$(0.04)	$(0.30)
Diluted income (loss) per common share	$(0.05)	$0.02	$(0.04)	$(0.30)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Software license fees
United States	$504,000	$510,000	$951,000	$922,000
Europe	176,000	122,000	328,000	169,000
Asia Pacific	85,000	301,000	797,000	487,000
Total foreign software license fees revenue	261,000	423,000	1,125,000	656,000
Total software license fees	765,000	933,000	2,076,000	1,578,000
Subscriptions
United States	443,000	270,000	1,268,000	1,024,000
Europe	327,000	227,000	914,000	560,000
Asia Pacific	642,000	95,000	922,000	279,000
Total foreign subscriptions	969,000	322,000	1,836,000	839,000
Total subscription revenue	1,412,000	592,000	3,104,000	1,863,000
Services and maintenance
United States	2,649,000	2,650,000	9,030,000	8,265,000
Europe	591,000	787,000	1,776,000	2,806,000
Asia Pacific	1,708,000	1,520,000	4,467,000	3,927,000
Total foreign services and
maintenance revenue	2,299,000	2,307,000	6,243,000	6,733,000
Total services and maintenance revenue	4,948,000	4,957,000	15,273,000	14,998,000

Total revenue	$7,125,000	$6,482,000	$20,453,000	$18,439,000

Net (loss) income
United States	$(437,000)	$164,000	$(328,000)	$(780,000)
Europe	(60,000)	17,000	(275,000)	198,000
Asia Pacific	427,000	5,000	843,000	(138,000)

Net (loss) income	$(70,000)	$186,000	$240,000	$(720,000)

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

The primary change in how we report revenues and expenses under the new guidance will be in the way we report expenses related to our subscription business.  In the past, we deferred all hosting revenue until the customer went live.  This practice will continue.  The purpose of this practice is to only recognize subscription revenue over the period in which the customer receives the benefit of using the system (performance obligation is satisfied).  The major change resulting from the adoption of the new guidance will relate to costs incurred in getting a hosted customer live.  Through the end of 2017, the Company charged all implementation costs to expense in the period incurred.  Starting January 1, 2018, we will defer all implementation related costs on the balance sheet (primarily labor costs and hosting costs) until the customer goes live.  Once live, we will recognize the deferred implementation costs related to that customer ratably over the remaining expected life of the customer contract or two years, whichever is longer..  At this point, based on the Company's relatively short time-span as a provider of a hosted solution, our analysis shows that the average lifespan of an Astea hosted customer is 2 years. Therefore, we will amortize the deferred cost over 2 years or the remaining life of the contract, whichever is longer.  This is consistent with the revenue recognition methodology used for the subscription service revenue for that customer. The Company satisfies performance obligations as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

We believe that our accounting estimates used in applying our revenue recognition are critical because:

•	the determination that it is probable that the customer will pay for the products and services purchased is inherently judgmental and includes credit risk;
•	determining the performance obligations and transaction price to certain elements in multiple-element arrangements is complex; and
•	the determination of whether a service is essential to the functionality of the software is complex and could potentially create a new performance obligation.

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

At September 30, 2018 there were two customers that accounted for 10% or more of accounts receivable, net and at December 31, 2017, no individual customer accounted for 10% or more of accounts receivable, net.  For the nine months ended September 30, 2018, one customer accounted for 10% of total revenue.  For the nine months ended September 30, 2017, no individual customer accounted for 10% or more of total revenue.  For the three months ended September 30, 2018 and 2017 no individual customer accounted for 10% or more of total revenue.

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

Capitalized software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company's estimated life for its capitalized software products is two years based on current sales trends and the rate of product release.  The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the net realizable value of each product, which includes the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company's responsibility set forth at the time of sale. As of September 30, 2018, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

Currency Translation

The international subsidiaries and foreign branch operations translate their assets and liabilities from international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as a component of other comprehensive loss in the accompanying consolidated statements of changes in stockholders' deficit.  Foreign exchange transaction gains and losses are included in general and administrative expenses in the consolidated statements of operations. General and administrative expenses include a foreign exchange transaction gain of $15,000 for the nine months ended September 30, 2018 and a $25,000 loss for the nine months ended September 30, 2017.

Results of Operations

Financial results for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017 reflect the effects of adopting Revenue from Contracts with Customers, which provided a new basis of accounting for our revenue arrangements beginning upon adoption on January 1, 2018.
The adoption of Revenue from Contracts with Customers limits the comparability of certain expenses, including cost of subscriptions, services and maintenance, presented in the results of operations for the three and nine months ended September 30, 2018, when compared to the three and nine months ended September 30, 2017.  For additional information regarding the adoption of this accounting standard, refer to Note 1 in the notes to consolidated financial statements under the heading "Recently Adopted Accounting Standards."

Comparison of Three Months Ended September 30, 2018 and 2017

Revenues

Total revenues increased by $643,000 or 10%, to $7,125,000 for the three months ended September 30, 2018 from $6,482,000 for the three months ended September 30, 2017.  Software license fee revenues decreased $168,000, or 18%, from the same quarter in 2017.  Subscription revenues increased $820,000 or 139% to $1,412,000 from $592,000 for the same period last year. Services and maintenance revenues for the three months ended September 30, 2018 decreased $9,000 or less than 1% from the same quarter in 2017.

Software license fee revenue decreased 18% to $765,000 in the third quarter of 2018 from $933,000 in the third quarter of 2017.  Astea Alliance license revenues decreased $346,000 or 37%, to $587,000 in the third quarter of 2018 from $933,000 in the third quarter of 2017. The decrease was primarily due to lower perpetual license sales in Japan, partially offset by higher sales in EMEA. FieldCentrix license sales were $178,000 in the third quarter of 2018 compared to no license sales in the third quarter of 2017. The increase was due to the sale of additional licenses to existing customers.

Subscription revenue increased 139% to $1,412,000 in the third quarter of 2018 from $592,000 in the third quarter of 2017.  The primary reason for the increase resulted from a hosted customer in Japan who went live in the third quarter of 2018 for which hosting revenue of $424,000 had been deferred since 2016. The extended implementation period was due to certain functionality requirements of the customer that lengthened the implementation time required for this customer to go-live. Future subscription revenue will not continue at this same level for this customer because we will only recognize revenue on a monthly basis.  The previously deferred annual hosting revenues were recognized as the 2-year service period for those hosting services had lapsed. This implementation was more complex than most, as typically most customers go live in 6 to 10 months.  The Company sells Software as a Service (SaaS) for which hosting revenue is not recognized until the customers go-live and the performance obligation is completed.

Services and maintenance revenues decreased by less than 1% to $4,948,000 in the third quarter of 2018 compared to $4,957,000 in the third quarter of 2017.  Astea Alliance service and maintenance revenues decreased by $23,000 or 1% compared to the third quarter of 2018.  Service and maintenance revenues generated by FieldCentrix increased by $13,000 or 2% to $551,000 in the third quarter of 2018 compared to $538,000 during the same period in 2017.  The increase is primarily due to increased maintenance revenue resulting from the sale of licenses to existing customers over the year.

Costs of Revenues

Cost of software license fees increased 43% to $750,000 in the third quarter of 2018 from $526,000 in the third quarter of 2017.  Included in the cost of software license fees is capitalized software amortization and the third party software embedded in the Company's software licenses sold to customers.  Amortization of capitalized software development costs was $739,000 for the quarter ended September 30, 2018 compared to $525,000 for the same quarter in 2017.  The increase resulted from the release of Astea Alliance Version 14.5 in September 2017 and Astea Alliance Enterprise Version 15 in September 2018. The gross margin percentage on software license sales was 2% in the third quarter of 2018 compared to 44% in the third quarter of 2017.  The decline in the third quarter 2018 license margin resulted primarily from the decrease in software license fees revenue and the increase in cost of software license fees.

Cost of subscriptions increased 91% to $369,000 in the third quarter of 2018 from $193,000 in the third quarter of 2017. The Company defers the cost of subscriptions for hosting customers who are in the implementation process during each quarter until they go live, then the related deferred hosting costs are recognized ratably with the subscription revenue. Because the 2 year service period had lapsed on the customer who went live during the quarter, all deferred costs that had previously been deferred for that customer, were recognized in the quarter ended September 30, 2018, causing the large cost increase compared to the same period last year when the customer went live.  Third quarter 2018 hosting costs would have been $175,000 lower under the previous revenue recognition rules, because the costs would have previously been expensed.  However, under the new revenue guidance, the Company deferred certain hosting costs which are amortized over the hosting period once the customer goes live. Under the old guidance, as presented for the third quarter of 2017, the Company expensed these costs as incurred. These increases were partially offset by increased costs from a growing base of hosted customers from sales in the first three quarters of 2018.  The gross margin percentage on hosting was 74% in the third quarter of 2018 compared to 67% in the third quarter of 2017. The growth in the gross margin is mainly due to the increase in subscription revenue from customers going live and the deferral of hosting costs until the customer goes live in 2018.

Cost of services and maintenance decreased 2% to $3,696,000 in the third quarter of 2018 from $3,760,000 in the third quarter of 2017.  The decrease was due to a slightly reduced headcount in 2018 compared to 2017 as well as weaker currency rates in Europe compared to the U.S. dollar, which reduced the costs when converted to U.S. dollars.  Partially offsetting the cost decreases were the recognition of $474,000 of previously deferred implementation costs offset by the deferral of $295,000 in costs related to SaaS implementation projects during the quarter. The gross margin percentage was 25% in the third quarter of 2018 compared to 24% in the third quarter of 2017.

Gross Profit

Total gross profit increased 15% to $2,310,000 in the third quarter of 2018 from $2,003,000 in the third quarter of 2017 primarily due to an increase in subscription revenues due to a Japanese customer that went live in the third quarter of 2018, partially offset by the increase in cost of software license fees.  As a percentage of revenue, gross profit in the third quarter of 2018 was 32% compared to 31% in the third quarter of 2017.

Operating Expenses

Product Development

Product development expenses increased 120% to $330,000 in the third quarter of 2018 from $150,000 in the third quarter of 2017.  Fluctuations in product development expense from period to period result from the amount of product development expense that is capitalized.  Development costs of $645,000 were capitalized in the third quarter of 2018 compared to $741,000 during the same period in 2017. Gross product development expense was $975,000 in the third quarter of 2018 which is 10% higher than $891,000 during the same quarter in 2017.  The increase was due to increases in salary and benefits and an unfavorable exchange rate on the Israeli shekel relative to the U.S. dollar, as the majority of development work is performed in Israel.  Product development expense as a percentage of revenues was 5% in the third quarter of 2018 and 2% in the third quarter of 2017.

Sales and Marketing

Sales and marketing expense increased 19% to $1,013,000 in the third quarter of 2018 from $853,000 in the third quarter of 2017.  The increase in sales and marketing expense resulted from increased travel costs and higher commissions due to an increase in license revenue and subscriptions sales and an increase in third party marketing costs.  These increases were partially offset by a decrease in salary expense due to decreased headcount and decreased commissions resulting from reduced sales compared to the same quarter of 2017. The increase in third party marketing costs is due to the Company expanding its marketing presence through additional efforts to increase awareness of our products in order to improve lead generation and sales opportunities.  Increased awareness occurs through additional webinars in all regions focused on the vertical industries in which the Company operates, attendance at more trade shows, and new strategies to improve lead generation for the Company's sales force.  As a percentage of revenues, sales and marketing expense was 14% in the third quarter of 2018 compared to 13% in the same period of 2017.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company's finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company's status as a public company. General and administrative expenses increased 32% to $972,000 during the third quarter of 2018 from $737,000 in the third quarter of 2017 due to increases in legal fees, bad debt expense, investor relation cost, travel expenses, salary and benefit, and recruiting costs which we did not incur during the same period in 2017.  As a percentage of revenue, general and administrative expenses were 14% in the third quarter of 2018 compared to 11% in the third quarter of 2017.

Net Interest Expense

Net interest expense was $64,000 in the third quarter of 2018 compared to $70,000 in the third quarter of 2017.  The decrease in interest expense is mainly due payoff of the term loan and SVB line of credit and lower deferred financing cost, partially offset by interest paid on accrued preferred dividends compared to the same period in 2017. Per the preferred stock agreements, any unpaid accrued preferred dividends will incur an interest charge at 10% per annum.

Income Tax Expense

The Company reported a provision for income tax of $1,000 for the third quarter of 2018 compared to $7,000 during the third quarter of 2017.  The tax expense results from a tax provision in Israel. The parent company purchases all work performed by the Israeli development team under a cost plus agreement.  This means the parent company pays all expenses incurred in Israel plus a mark-up rate established by the Israeli Tax Authority. The mark-up rate results in the Israeli operation generating a profit as a stand-alone entity, which results in a tax expense every quarter.  Because the rate was reduced in the third quarter, the cumulative tax expense for the year was reduced which is reflected in the tax accrual for the quarter ended September 30, 2018.

International Operations

The Company's international operations generated revenues of $3,530,000 in the third quarter of 2018, an increase of 16% over the same quarter in 2017.  Revenues from international operations comprised 50% of the Company's total revenue for the third quarter in 2018, compared to 47% of total revenues for the same quarter in 2017.  The increase in international revenues compared to the same period in 2017 is primarily due to increases in subscription revenue generated by Japan due to a customer going live in the third quarter of 2018.

Comparison of Nine Months Ended September 30, 2018 and 2017

Revenues

Total revenues increased by $2,014,000 or 11%, to $20,453,000 for the nine months ended September 30, 2018 from $18,439,000 for the nine months ended September 30, 2017.  Software license fee revenues increased $498,000, or 32%, from the same period in 2017.  Subscription revenues increased $1,241,000 or 67% to $3,104,000 from the same period last year. Services and maintenance revenue for the nine months ended September 30, 2018 increased $275,000 or 2% from the same period in 2017.

Software license fee revenues increased 32% to $2,076,000 in the first nine months of 2018 from $1,578,000 in the first nine months of 2017.  Astea Alliance license revenues increased $467,000 or 34%, to $1,832,000 in the first nine months of 2018 from $1,365,000 in the first nine months of 2017. The increase was primarily due to higher perpetual license sales in the U.S. and Europe. FieldCentrix license sales were $244,000 in the first nine months of 2018 compared to $213,000 in the first nine months of 2017. The increase was due to additional license sold to existing customers that are expanding their users during the first nine months of 2018.

Subscription revenue increased 67% to $3,104,000 in the first nine months of 2018 from $1,863,000 in the first nine months of 2017.  The increase resulted from increases in users  which generated more revenue as we charge hosted customers a fee for each user and a number of hosted customers who went live in 2018 compared to the same period in 2017.  One Japanese customer went live in the third quarter of 2018 and generated hosting revenue of $424,000 which had been deferred since 2016. The extended implementation period was due to certain functional requirements of the customer that lengthened the time required for this customer to go-live. Future subscription revenue from this customer will not continue at this same level, because the previously deferred annual hosting revenues were recognized as the 2 year service period for those hosting services had lapsed. This implementation was more complex than most, as typically most customers go live in 6 to 10 months.  Even though the Company signed several new Software as a Service (SaaS) customers in the first nine months of 2018, the associated hosting revenue has been deferred until the new customers go-live.

Services and maintenance revenues increased by 2% to $15,273,000 in the first nine months of 2018 compared to $14,998,000 in the first nine months of 2017.  Astea Alliance service and maintenance revenues increased by $152,000 or 1% compared to the first nine months of 2017.  The increase was mainly attributable to an increase in services and maintenance revenues in the U.S. and Japan. Japan service and maintenance revenue increased 50% or $1,175,000 compared to the first nine months of 2017 which resulted from a significant hosted customer that went live in the third quarter of 2018 for which the hosting implementation services were previously deferred.   The service revenue was recognized when the customer went live as the contracted service period of 2 years had lapsed.  Service and maintenance revenues generated by FieldCentrix increased by $122,000 or 8% to $1,722,000 in the first nine months of 2018 compared to $1,600,000 during the same period in 2017.  The increase is due to an increase in upgrade projects for several existing customers and increase in maintenance revenue from existing customers who purchased additional licenses.

Costs of Revenues

Cost of software license fees increased by 9% to $1,976,000 in the first nine months of 2018 from $1,816,000 in the first nine months of 2017.  Included in the cost of software license fees are the costs of capitalized software amortization and the cost of all third party software embedded in the Company's software licenses sold to customers.  Amortization of capitalized software development costs was $1,940,000 for the first nine months in 2018 compared to $1,796,000 for the same period in 2017. The increase is from Astea Alliance Version 14.5 being released in September 2017 which generated 9 months of amortization in 2018 and Astea Alliance Enterprise Version 15 being released in the third quarter of 2018 with the start of its amortization  in September. The Company expects amortization costs to increase over the next two years due to the significant investment needed for the release of Version 15 in September of 2018. The gross margin percentage on software license sales was 5% in the first nine months of 2018 compared to (15%) in the first nine months of 2017.  The improvement in the license margin resulted primarily from the increase in software license fees revenue in the first nine months of 2018.

Cost of subscriptions increased 27% to $794,000 in the first nine months of 2018 from $626,000 in the first nine months of 2017. The Company defers the costs of subscriptions for hosting customers who are in the implementation process during each quarter until they go live. Then the costs are recognized ratably along with the deferred subscription revenue.  Because a hosted customer went live in the third quarter of 2018, the implementation costs that had previously been deferred, were recognized because the 2 year service period had lapsed. Under the new revenue guidance, the Company deferred certain hosting costs, which are now amortized over the hosting period once the customer goes live. Under the old guidance, as presented for the third quarter of 2017, the Company expensed these costs as incurred. The  cost increases resulted from additional costs from a growing base of hosted customers from sales in the first nine months of 2018.  The gross margin percentage on hosting was 74% in the first nine months of 2018 compared to 66% in the first nine months of 2017.  Had the Company not deferred any hosting costs in 2018, the gross profit percentage would have been 56%.

Cost of services and maintenance decreased 2% to $10,705,000 in the first nine months of 2018 from $10,913,000 in the first nine months of 2017. Part of the decrease was due to the net impact of the new revenue recognition rules in which the Company deferred $823,000 in costs offset by the recognition of $774,000 in costs. Additional factors causing the increase in cost of service and maintenance is mainly attributed to a decrease in contracted service work in Japan and decreased travel expense in all regions. The gross margin percentage was 30% in the first nine months of 2018 compared to 27% in the first nine months of 2017.  Had the Company expensed all service and maintenance costs incurred in 2018, the gross margin as a percentage of total revenue would have been 25%.

Gross Profit

Gross profit increased 37% to $6,978,000 in the first nine months of 2018 from $5,084,000 in the first nine months of 2017 primarily due to an 11% increase of total revenue only and a 1% in costs of revenues.  As a percentage of revenue, gross profit in the first nine months of 2018 was 34% compared to 28% in the first nine months of 2017.  In addition, due to the adoption of revenue from contract with customers the Company deferred $708,000 of costs that under the previous guidance would have been expensed as incurred. Had the Company expensed these costs in 2018, the gross profit as a percentage of revenue would have been 34%.

Operating Expenses

Product Development

Product development expenses decreased 26% to $697,000 in the first nine months of 2018 from $947,000 in the first nine months of 2017.  Fluctuations in product development expense from period to period result from the amount of product development expense that is capitalized.  Development costs of $2,430,000 were capitalized in the first nine months of 2018 compared to $1,987,000 during the same period in 2017 due to additional resources working on Astea Alliance Enterprise Version 15.  There has been extra time and resources allocated to Astea Alliance Enterprise Version 15 due to all the additional functionality and upgrades made to this version. Gross product development expense was $3,127,000 in the first nine months of 2018 compared to $2,934,000 during the same period in 2017. The increase was primarily due to salary increases and an unfavorable exchange rate on the Israeli shekel relative to the U.S. dollar, as the majority of development work is performed in Israel. Product development expense as a percentage of revenues was 3% in the first nine months of 2018 and 5% in the first nine months of 2017.

Sales and Marketing

Sales and marketing expense increased 16% to $2,991,000 in the first nine months of 2018 from $2,587,000 in the first nine months of 2017.  The increase in sales and marketing expense resulted from higher commissions and travel costs due to an increase in license revenue and subscriptions sales and an increase in third party marketing costs.  These increases were partially offset by decrease in sales headcount. The increase in third party marketing costs is due to the Company expanding its marketing presence through additional efforts to increase awareness of our products in order to improve lead generation and sales opportunities.  Increased awareness occurs through additional webinars in all regions focused on the vertical industries in which the Company operates, attendance at more trade shows, and new strategies to improve lead generation for the Company's sales force.  As a percentage of revenues, sales and marketing expense was 15% in the first nine months of 2018 and 14% in the first nine months of 2017.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company's finance, administrative and executive management personnel, legal costs, accounting costs, and various costs associated with the Company's status as a public company. General and administrative expenses increased 36% to $2,868,000 during the first nine months of 2018 from $2,105,000 in the first nine months of 2017 mainly due to the timing of accounting fees being invoiced to Astea, increased legal fees, investor relations cost, bad debt expense, travel expenses, salary and benefit, and recruiting costs which we did not incur during the same period in 2017.  As a percentage of revenue, general and administrative expenses were 14% in the first nine months of 2018 compared to 11% in the first nine months of 2017.

Net Interest Expense

Net interest expense was $163,000 in the first nine months of 2018 compared to $144,000 in the first nine months of 2017.  The increase in interest expense is mainly due to interest paid on accrued, but unpaid preferred dividends compared to the same period in 2017.  Per the preferred stock agreements, unpaid accrued preferred dividends incur an interest charge calculated at 10% per annum.  In addition, the interest rate charged by Bridge Bank to the Company increased.

Income Tax Expense

The Company reported a provision for income tax of $19,000 for first nine months of 2018 compared to $21,000 income expense for the same quarter in 2017.  The tax provision results from operations in Israel.

International Operations

The Company's international operations generated revenues of $9,204,000 in the first nine months of 2018, an increase of 12% over the same quarter in 2017.  Revenues from international operations comprised 45% of the Company's total revenue for the first nine months in 2018 and 2017.  The increase in international revenues compared to the same period in 2017 is primarily due to increases in all Japan revenues partially offset by a decline in Europe and APAC service and maintenance revenues.

Liquidity and Capital Resources

    Operating Activities

The Company generated $1,722,000 of cash from operating activities in the first nine months of 2018 compared to $2,051,000 for the first nine months of 2017.  The decrease in operating cash flows of $329,000 resulted from an increased use of $408,000 to reduce accounts payable and accrued expenses, reduced cash generated from deferred revenues of $1,157,000, the use of $936,000 for deferred hosting costs and an increase in cash used to prepay expenses of $18,000. Partially offsetting the increased uses of cash was an increase in cash generated by net income of $960,000, an increase in cash generated by the collection of accounts receivable of $481,000, $786,000 of non-cash changes due to amortization of deferred hosting costs and an increase in cash provided by other long-term assets of $4,000.

    Investing Activities

The Company used $2,472,000 for investing activities in the first nine months of 2018 compared to $1,991,000 for the first nine months of 2017.  The increase in cash used for investing activities is primarily attributable to an increase of $443,000 in capitalized software development costs and an increase of $38,000 for purchases of property and equipment.

Financing Activities

The Company generated $146,000 of cash from financing activities in the first nine months of 2018, which is a decrease of $476,000 compared to the same period in 2017. The Company paid $105,000 in preferred stock dividends in the first nine months of 2018 compared to $125,000 in the first nine months of 2017.  In the first nine months of 2017, the Company borrowed $400,000 on the term loan with WAB. In the first nine months of 2018, the Company paid $225,000 to eliminate its term loan with WAB. The term loan expired in April 2018.  In addition, the Company borrowed $8,367,000 and repaid $7,975,000 on its line of credit from WAB in the first nine months of 2018. During the same period in 2017, the Company borrowed $6,734,000 and repaid $8,661,000 on its line of credit from SVB.  The line of credit with SVB was cancelled and fully repaid in August of 2017. The Company repaid $350,000 on its line of credit with the CEO/Director during the first nine months ended September 30, 2017. The Company also generated cash of $84,000 from the exercise of stock options in the first nine months of 2018.

The effect of exchange rates on cash related to the U.S. dollar exchange rates for most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, provided an inflow of $19,000 in the first nine months of 2018 compared to an outflow of $8,000 in the first nine months of 2017.

The Company has a history of net losses and an accumulated deficit of $34,468,000 as of September 30, 2018.  In the first nine months of 2018, the Company generated net income of $240,000 compared to a net loss of $720,000 generated in the first nine months of 2017.  Further, at September 30, 2018, the Company had a working capital ratio of .65:1, with cash and cash equivalents of $1,342,000 compared to December 31, 2017 when the Company had cash and cash equivalents of $1,924,000.  The decrease in cash and cash equivalents for the first nine months of 2018 was primarily driven by a decrease of cash provided by operations in 2018 compared to 2017, repayment of the Company's term loan for $225,000 and an increase in capitalized software development cost of $443,000 for the first nine months of 2018.

As of September 30, 2018, the Company owed $2,697,000 against the line of credit from Western Alliance Bank ("WAB").   As of September 30, 2018, there was $153,000 available under the line of credit.  The Company has projected revenues that management believes will provide sufficient funds along with the additional borrowings available under its line of credit to sustain its continuing operations through at least November 14, 2019. The Second Loan Agreement increased the availability under the line of credit from $2,400,000 to $2,850,000 (see footnote #9).

The Company was in compliance with the WAB financial and liquidity covenant as of September 30, 2018 and expects to be able to continue to comply with the required covenants under the modified agreement with WAB for at least the next year.  As a result, the amounts due to WAB under the line of credit and term loan as of September 30, 2018 were classified in the accompanying consolidated balance sheet in accordance with the repayment terms stipulated in the agreement with WAB.

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

Management's current operating plan is to maintain and/or reduce operating expenses in order to be aligned with expected revenues.  The primary area of focus will continue to be headcount and costs from outside consultants.  The Company remains focused on maximizing revenue from its revenue generating resources and will continue to repurpose, if necessary, certain personnel to become billable so the Company can continue to improve its liquidity.  The Company has a substantial professional services backlog that resulted from new customers added in the first nine months of 2018 as well as upgrade projects from our existing customers as they move to the latest version of Astea Alliance.  In 2018, the Company continues to consider ways to reduce operating expenses in certain areas of the Company in order to maintain our liquidity.  However, management has implemented new marketing initiatives which has increased our spending in this area in 2018 that we believe will directly contribute to improving new business that is essential to our growth.  Operations will generate enough cash to meet obligations at least through November 14, 2019. As noted above, if the Company's actual results fall short of expectations, the Company will make cost adjustments to improve the Company's operating cash flows. In addition, we plan to maintain the same level of investment in software development and we do not expect to increase capital expenditures.

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

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our balances outstanding on our revolving line of credit with WAB, as the interest rate is variable.  At September 30, 2018, the outstanding balances on our line of credit under the revolving credit facility with WAB was $2,697,000 and the term loan was fully repaid.

Foreign Currency Risk.  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency.  For the nine months ended September 30, 2018, approximately 45% of the Company's overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company's non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2018, we implemented internal controls for the new accounting standard adopted during the period, Revenue Contracts from Customers, but there were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
The Company's quarterly operating results have varied in the past, and may vary significantly in the future depending on factors such as the size, timing and recognition of revenue from significant orders, the timing of new product releases and product enhancements, and market acceptance of these new releases and enhancements, increases in operating expenses, and seasonality of its business.

•
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

ASTEA INTERNATIONAL INC.

Date: November 14, 2018	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2018	/s/Rick Etskovitz
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