Form 10-K
ASTEA INTERNATIONAL INC
filed 2019-04-01
CIK 945989

``````````
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K
(Mark One)
☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No 

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2018 (based on the closing price of $4.00 as reported by the OTCQB marketplace of the OTC Markets Group, Inc. as of such date) was $3,136,400.  For purposes of determining this amount only, the registrant has defined affiliates of the registrant to include the executive officers and directors of registrant and holders of more than 10% of the registrant’s common stock on June 30, 2018.

As of March 27, 2019, 3,616,549 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain, in addition to historical information, forward-looking statements.  These forward-looking statements are based on the Company’s current assumptions, expectations and projections about future events.  Words like “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements are estimates reflecting the best judgment of the Company’s management and actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

●	each of the factors discussed in Item 1A of this Annual Report on Form 10-K, Risk Factors, as well as risks discussed elsewhere in this report;
●	our ability to recruit and retain key technical and management personnel;
●	changes in existing laws;
●	our ability to expand our customer base;
●	infringement on the proprietary rights of our property and the rights of others;
●	competitive pricing pressures in the service management industry and our responses to those pressures;
●	our ability to develop new products on a timely basis that keep pace with new technological developments;
●	our increased dependence on technology from third parties; and
●	our ability to expand our products into international markets.

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

Item 1. Business.

General

Astea International Inc. and its subsidiaries (collectively “we,” “us,” “our,” “Astea” or the “Company”) develop, market and support service management software solutions, which are licensed to companies that sell and service equipment, and/or sell and deliver professional services. Customers purchase Astea’s software and services to automate enterprise business processes to enhance revenue, contain costs, improve operational efficiency improvement, and expand their awareness of operational performance through analytical reporting.  Customers’ return on investment from implementing Astea’s solutions is achieved through more efficient management of information, people, processes and cash flows, which we believe increases competitive advantage and customer satisfaction as well as top-line revenue and profitability.

Astea’s solutions are used in industries such as information technology, medical devices and diagnostic systems, industrial controls and instrumentation; retail/point-of-sale equipment; heating, ventilation, and air conditioning systems (“HVAC”); office equipment; imaging systems; fire and security; gaming/leisure equipment; facilities management; telecommunications; and other related industries with equipment sales and service requirements. Astea’s strong focus on enterprise solutions for organizations that sell and deliver services is a unique industry differentiator that draws upon the Company’s extensive industry experience and core expertise.

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

Astea’s software has been licensed to approximately 700 companies worldwide. Its customers range from mid-size organizations to large, multinational corporations with geographically dispersed locations around the globe. The Company markets and supports its products through a worldwide network of direct and indirect sales and services offices with corporate headquarters in the United States and regional headquarters in the United Kingdom, Australia and Japan.  Sales partners include distributors (value-added resellers, system integrators and sales agents) and original equipment manufacturing partners (“OEM partners”). See Note 12 to the Consolidated Financial Statements for Geographic Segment Data for revenues, income (loss) from operations and long lived assets related to each of the Company’s geographic operating regions for the past two years.

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

Astea provides customers with an array of professional consulting, training and customer support services to implement its products and integrate them with other corporate systems such as back-office financial and enterprise resource planning (ERP) applications. Astea also maintains and supports its software over the software’s installed life cycle. The Company’s experience and domain expertise in service and sales management, distribution, logistics, finance, mobile technologies, internet applications and enterprise systems integration are made available to customers during their assessments of where and how their business processes can be improved.

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

Current Product Offerings

Astea Alliance Enterprise

Astea Alliance Enterprise is a service management offering that includes both software applications and services. The software product consists of a series of applications. The offering has been developed as a global solution for large, complex, service-driven organizations who often require multi-lingual and multi-currency capabilities in both the cloud and on-premises.

Alliance Enterprise has been designed to address the complete service lifecycle, from lead generation and project quotation to service and billing through asset retirement. It integrates and optimizes critical business processes for Campaigns, Call Center, Depot Repair, Field Service, Logistics, Projects and Sales and Order Processing applications. Astea extends its application suite with mobile workforce management, dynamic scheduling optimization, third party vendor and customer self-service portals, and business intelligence. In order to ensure customer satisfaction and quick return on investment, Astea also offers infrastructure tools and services.

In September of 2018, Astea released Alliance Enterprise (Version 15). We believe that Alliance Enterprise introduces to the field service industry an entirely new perspective on how an enterprise-grade technology can unify the increasingly complex ecosystem in which service-driven companies must operate. Alliance Enterprise is not just a new version of one of the most capable field service applications in the industry. It is expected to be the transition of our technology into a platform that gives customers the power to streamline workflows to create differentiating customer experiences, integrate freely into any other environment, seamlessly and consistently interact with customers and stakeholders via nearly any medium, and do so using a new toolset that does not require technical capabilities. It is designed to give organizations the ability to maximize the value of any workers—employees, third parties and contingent workers—during any type of service activity throughout the entire lifecycle. The platform also automatically updates end customers on the status of their service activities and helps management understand organizational performance out-of-the box.

The market’s response to Alliance Enterprise includes a prestigious award from Frost & Sullivan, a well-recognized industry focused firm, which granted us the 2018 Company of the Year for Mobile Field Service award. Based on its analysis of the field service management software industry, Frost & Sullivan selected Astea for its comprehensive and user-oriented mobile field service application portfolio, its ability to meet the evolving needs of field service organizations and the Company’s ability to incorporate emerging technologies into its product offerings.
FROST & SULLIVAN
A summary of features released with the updated Alliance enterprise Platform V.15 are highlighted below:

Powerful Workflow and Integration Capabilities that Enable Agility
Alliance Enterprise puts powerful capabilities into the hands of non-technical users via a new process flow engine that offers graphical, drag-and-drop functionality to modify application workflows. This new tool can be harnessed by any user to build flexible, agile business processes that address a wide variety of needs such as integrations, multi-channel communication automation and service escalations. These custom workflows allow organizations to create a unique combination of processes that reflect the nuanced way leaders think about serving their customers, balancing costs versus service-level commitments, differentiating their customers’ experience and managing profitability.
Smart Scheduling that Efficiently Connects All the Right People and Parts
Long considered one of the most mathematically intelligent scheduling optimization engines in the field service industry, Alliance Enterprise enhances this scheduling capability by integrating with FedEx® and UPS® to coordinate parts delivery dates with technician arrival dates. Additionally, Alliance’s scheduling module creates schedules that incorporate the real-world situations our customer’s technicians and their customers encounter daily. It integrates with Microsoft Outlook® to consider technicians’ personal time off when creating schedules, and it also allows end customers to schedule appointments via the Alliance customer self-service mobile application or web portal.
Sleek, Web-Inspired User Interface Designed for Configurability and Usability
Alliance Enterprise sports a new clean look and feel that is highly configurable, enabling users to create a streamlined user experience, focusing their attention on only the information they need to do their job. Improved user satisfaction can drive better technology adoption and engagement, and ultimately a better customer experience.

The Alliance Enterprise software version release also included several new and enhanced native mobile applications. We believe that the service industry will soon be at a point where every worker can do their job and be fully mobile at the same time. Our Alliance Manager Edge mobile app proved that field service managers can perform their complex job while being fully mobile. The same is true of our Customer Edge app that gives end-customers complete control over their service experience from anywhere. Now, that same mission of making all field service stakeholders mobile has been achieved for the warehouse with the launch of Warehouse Edge.

The new and enhanced native mobile applications in our Alliance Enterprise platform include:

Enhanced Customer Self-Service Management Capabilities - Including New Customer Self-Service App
The customer-centric design philosophy of Alliance Enterprise empowers service organizations to meet their clients’ increasing demands for mobile, real-time participation in the service delivery process.
With Alliance Enterprise, service companies can deliver a full customer self-service management capability that gives their clients the transparency and control they want. Through the Alliance customer portal called Alliance Connect and mobile app called Alliance Customer Edge, customers have on-demand access to a 360-degree view of their service relationship, allowing them to address their service needs quickly and accurately. This heightened level of smart, instant self-service is convenient, mobile, and conforms to how customers want to interact with their service provider.
Enhanced Warehouse Management Capabilities – Including New Mobile App for Warehouse Workers

Alliance Warehouse Edge™ enables warehouse workers to perform all their daily activities on a mobile device.  This latest expansion of its Alliance Enterprise™ field service management platform adds full back office warehouse management functionality along with a new native mobile application for warehouse floor workers. Warehouse Edge expands upon the logistic supply chain capabilities within Alliance Enterprise to provide real-time visibility into parts availability, parts usage, and the purchasing and replenishment process from any of the platform’s native mobile applications or browser-based user interfaces. Astea customers can now realize even greater efficiency by allowing their warehouse and logistics supply chain to utilize the same platform without the need for additional integration.
New Mobile Application for Field Service Managers and Supervisors

Our newest native mobile application, Alliance Manager Edge, enables managers, supervisors and crew chiefs to perform all their daily duties while they are on the road, in their service truck, or at a job site. In the app, managers can redirect workloads and assign new service orders with drag-and-drop functionality; review and approve timesheets, field quotes and purchase requisitions; and view vital, real-time information on their service team’s performance such as SLA Hit Rates and Cost per Call. Service personnel are mobile, and we believe service management should be as well.

The current Astea Alliance offering consists of:

•	Core Applications;
•	Mobile Applications;
•	Extended Portals;
•	Reporting and Business Intelligence; and
•	Tools.

Astea Alliance Enterprise Core Applications:

Alliance Contact Center
Alliance Depot Repair
Alliance Field Service
Alliance Logistics
Alliance Order Processing
Alliance Professional Services
Alliance Sales
Alliance Dynamic Scheduling Engine
Alliance Workforce Planning

Astea Alliance Enterprise Mobile Applications:

Alliance Mobile Edge (Technician mobile app)
Alliance Partner Edge (Third Party Vendor Mobile app)
Alliance Customer Edge (New customer self-service mobile app)
Alliance Warehouse Edge (New warehouse management mobile app)
Alliance Manager Edge (New mobile app for field service managers)

Astea Alliance Extended Portals:

Alliance Customer Connect (Customer Self-Service Portal)
Alliance Partner Connect (Vendor Self-Service Portal)

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

Alliance Field Service

The Alliance Field Service core application delivers a set of automated capabilities intended to streamline and improve management of field service activities. By automating workflow, field service representatives should be able to efficiently complete and document assignments, manage vehicle assets, capture expenses and generate revenue through add-on sales during a customer contact. Applications alert dispatchers to contractual minimum response times and expedite coordination of field force skills matching, scheduling, dispatch and repair parts logistics. The use of the Dynamic Scheduling Engine automates much of this process. The software supports all field service categories including equipment project installations, break/fix activities, planned maintenance and predictive maintenance. Applications can be integrated with equipment diagnostic systems for fully automated solutions that initiate and prioritize service requests and dispatch assignments to field employees’ smartphones, laptops or tablets without human intervention, or that facilitate remote maintenance activities.

The Alliance Enterprise Version release delivers significant enhancements to the Field Service core application’s Dispatch Console, enabling organizations to optimize schedules across all workers, including employees, third party and contingent workers. This allows organization to control and reduce costs and meet customers’ increasing demands for tighter appointment windows using a wider range of workers. In addition to optimizing schedules across all workforces, the Dispatch Console now offers “just-in-time service” which coordinates the schedule of each technician with the parts delivery date.

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

Alliance Dynamic Scheduling Engine (“Alliance DSE”)

Alliance DSE uses the latest technology for a new era of service management. It is a real-time scheduling solution designed to optimize and balance the tradeoffs between service cost and level of service, in accordance with management’s philosophy. It addresses the specific challenges of field service scheduling, while simultaneously calculating ways to increase efficiency, accuracy and profitability with the goal to help users sustain a competitive advantage in today’s customer experience-oriented market place. One key differentiator for the Astea Alliance DSE is its ability to calculate the most efficient route and schedule by blending traditional break/fix activities with preventive maintenance activities, project activities and predictive maintenance, while also factoring in how unplanned maintenance activities influence the need for future planned service activities.

The Alliance Enterprise release enhances the DSE’s scheduling capability by integrating with FedEx® and UPS® to coordinate parts delivery dates with technician arrival dates. Additionally, the DSE creates schedules that incorporate the real-world situations that technicians and customers encounter daily. It integrates with Microsoft Outlook® to consider technicians’ personal time off when creating schedules, and it also allows end customers to schedule appointments via the Alliance customer self-service mobile application or web portal. It also integrates with ADP’s WorkMarket online service provider marketplace so that customers can pick the best and most cost-effective mix of its direct employees and contingent workers and seamlessly schedule and manage them from one platform.

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

Astea Alliance Enterprise Mobile Applications

Alliance Mobile Edge™ - Alliance Mobile Edge utilizes the latest in mobile development technology and design principles to help companies increase user adoption, boost technician productivity, improve service margins and contract profitability, and deliver a superior user experience. Alliance Mobile Edge simplifies the complexity of today’s service experience by combining deep functionality, robust customer and asset lifecycle information, and powerful new emerging technology with highly-configurable interfaces, workflow rules and reporting. The result is a platform designed to enhance technician effectiveness and efficiency in every possible way, including the ability to create a digital work environment that suits each technician’s affinity for technology and speed of learning.

Astea Alliance Mobile Edge sets a new standard in mobile workforce management, offering industry leading features and benefits, including:

●
A Sleek, Intuitive User Interface Inspired by the Latest Google Material Design Principles: Technicians will execute their workflow, interact with information and launch productivity-enhancing applications through a sleek new user interface (UI) inspired by Google’s Material Design principles. The familiarity of this design aids in easy adoption and allows users to intuitively understand how to interact with the application, minimizing the number of screen touches for greater efficiency. Alliance Mobile Edge leverages the latest mobile technology infrastructure, making it more powerful than ever before, with faster rendering, automatic landscape and portrait orientation changes, embedded legends, intelligent help screens and numerous other features designed to enhance user satisfaction.

●
Unprecedented Configuration Capabilities: Alliance Mobile Edge puts the power to customize the work environment in the hands of business users. Non-technical users can now mirror the most efficient and effective way of working through robust configuration settings. Administrators, managers or supervisors can configure the application to accommodate the needs of each individual worker. The Mobile Edge customizer allows organizations to balance universal settings and workflows with local requirements by function, region, business unit, customer group or skill set. New users can start in “simple mode” utilizing only basic functions, before experience and training allows them to move into “slim” or “full mode” where additional capabilities are available. This gives workers a natural progression designed to ease them into the application, all while working in a way that accommodates an organization’s need for standardization and consistency.

●
Easy-to-Use Productivity Tools for Faster Learning and Greater End User Adoption: Every aspect of Alliance Mobile Edge was designed to allow technicians to focus on their job—not on the technology that supports it. Technician-enhancing tools, including team and crew collaboration, “Google-like” knowledge base search results, augmented reality and Artificial Intelligence, are all at their fingertips. These features are designed to help engineers diagnose problems, make repairs, perform preventative maintenance and resolve customer issues quickly, even if they have never before worked with a piece of equipment. Alliance Mobile Edge was designed to help overcome the challenges of an aging workforce, the ever growing number of increasingly complex new assets in the field, and new worker inexperience.

Alliance Mobile Edge is optimized to operate with the latest devices in the market including Android smartphones and tablets, iPhones, and iPads. Organizations can choose the device that works best for their environment and still be able to leverage the most powerful mobile solution designed specifically for the way field technicians work.

Alliance Partner Edge™

While Alliance Mobile Edge delivers all the features and functionality that native field technicians require, the Alliance Partner Edge Mobile application offers a streamlined version designed for third party workers to use when processing their service order assignments. Alliance Partner Edge answers the market’s increasing need to provide seamless connectivity with third party and contingent workers. It also ensures that a contingent workforce has access to the same tools as native workers; the end result of which is greater efficiency and productivity across an entire service organization and a seamless, cohesive customer experience.

Astea Alliance Extended Portals

Alliance Customer Connect™ web portal

Alliance Customer Connect is a customer self-service portal that enables service companies to give today’s highly demanding customers what they want—greater visibility into and control over their service experience. It also enables them to reduce costs by shifting customer service activities to a less expensive channel. Alliance Customer Connect is a secure, multi-level entry point web or native application environment that facilitates service, sales and account management activities without the need for direct employee involvement. It empowers the service organization’s end customers to take actions that benefit both parties. It reduces routine phone calls, emails and other communications to customer contact centers, freeing up resources for those customers that do have needs which can only be met by a real service representative. The pre-defined Entry-Level, Standard and Enterprise profiles, in connection with a security utility, are designed to ensure tight control on access to sensitive data and a range of configurable features. The portal also provides another channel to promote and sell more products and services to an existing customer base, thereby adding new revenue streams at no additional cost. The customer portal can delay or eliminate needs for contact center expansion and associated increases in facility, equipment and staffing costs.

Alliance Customer Edge™ mobile application

With the release of Alliance Version 14.5, Astea introduced the new Alliance Customer Edge mobile application that allows a company’s end customer to access the Alliance Customer Connect self-service portal from an Android or iOS mobile device. Companies can now provide customers with a convenient mobile application where they can interact with their service provider in real-time using intuitive technology that is accessible anytime, anywhere, on nearly any mobile device. In Alliance Customer Edge , clients can self-service a variety of tasks: create and edit service orders; view contract quotations; view invoices and activities; and visualize the service technician traveling in real time. Customers can also search the Knowledge Base for answers to service issues, which may prevent the need to dispatch a technician, further reducing service costs and freeing up limited resources.

Alliance Partner Connect™ - vendor & third-party management portal

The Alliance Partner Connect vendor & third-party management portal enables companies to manage their external vendors and third party service providers with a robust, secure and unified platform. This portal can now serve as their single point of information for all full-time and out-sourced stakeholders. As a result, they will have the necessary level of upstream and downstream visibility and accountability that is a critical stepping stone to better service network automation and optimization. Whether that third party is an external service agent or a vendor that supplies parts, they will now be able to track and manage all of the parties that participate in our customers’ service supply chain. Their vendors and external service agents will have access to a secure portal that allows them to enter, update and view pertinent information as it relates to a service order and logistics and reverse logistics functions. Service organizations are able to easily interconnect their entire service lifecycle ecosystem to eliminate redundant processes and drive ongoing efficiencies. Additionally, organizations benefit by increased visibility, collaboration and communication.

Astea Alliance Reporting and Business Intelligence (“Alliance BI”)

For proactive service management, Alliance BI provides highly visual, real-time analysis of business performance, focusing on key performance indicators—a tool that facilitates businesses’ understanding of customer behavior. Alliance BI enables the viewing of information for the entire enterprise, increasing revenues and identifying new business opportunities. Alliance BI has been designed to ensure that users of all kinds have immediate access to crucial information whenever it's needed. In the boardroom, at agent level, or even for customers, this tool effortlessly allows the viewing of performance data such as performance against service level agreements, contract profitability, product failure rate, repair turnaround times, customer satisfaction and engineer efficiency. Reports allow businesses to see how many orders have met their contractual service estimated time of arrival and how many failed, which helps organizations better understand customer satisfaction. Workloads show the available working hours at a specific location in contrast to the demand for workforce planning and optimization.

Astea Alliance Tools

Alliance Link

Alliance Link is an enterprise application integration product that interfaces Astea Alliance to other enterprise systems, such as back-office financial and ERP applications, remote equipment monitoring and diagnostic software, and wireless data transmission services. Alliance Link extends Astea Alliance’s return on investment for customers by making all Alliance modules accessible to external software through web services and open, well defined, synchronous and asynchronous application programming interfaces that are extensible Markup Language (“XML”) based.

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

In 2017, Astea released FieldCentrix Version 7. This release supported the core themes of the Company’s product development strategy by enhancing usability, facilitating easier administration of the software, and driving further cloud deployment adoption. Highlights of this release include:

●	A streamlined, flexible interface that matches the preferences of today’s end users;
●	Technical updates to certain applications to support operation on today’s most popular browsers;
●	Appearance enhancements that support better internal branding for customers; and
●	The ability to adopt business logic through configuration settings, minimizing the need for customization.

These enhancements were guided by our longstanding design principles, which state that customers should be able to adopt new capabilities when they are ready and that all new updates should remain highly compatible with existing customer systems, making upgrading to newer releases easy.

In 2018, Astea released FieldCentrix Version 7.1. This recent release included key visual and technical improvements, plus features like “Team Mapper” (a Google Maps integration in the FX Service Center). Several FieldCentrix customers have upgraded to the 7.1 Version release, including our biggest FieldCentrix customer, Honeywell.

The current FieldCentrix Enterprise offering consists of:

●	FX Service Center;
●	FX Mobile;
●	FX e-Service;
●	FX Fleet Manager;
●	FX Interchange;
●	FX Interchange for JD Edwards; and
●	FX Mobility Express

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

FX Mobile

FX Mobile is a workflow software product that uses wireless communications technology with smartphones, laptops, and tablets to automate field service processes and should help field service personnel do their jobs better and faster. FX Mobile leverages the latest HTML5 technology, optimized for the latest devices such as Android, iPhone and iPad, to deliver a sleek and innovative user interface while still providing the ability for mobile workers to continue working whether they are in or out of wireless coverage. With FieldCentrix’s technology, field service workers are able to complete their work, uninterrupted, regardless of wireless coverage. Along with FX Service Center, FX Mobile eliminates the manual inefficiencies and paperwork that can overwhelm service technicians and an organization’s business. With FX Mobile, service technicians receive work orders electronically on their mobile devices. It then guides them, screen by screen, through the job – prompting them to perform standard tasks, take notes, and even record future recommended repairs or activities. With FX Mobile, field service personnel can now spend their time in the field, better serving customers, generating new business, and increasing organizations’ bottom lines. FX Mobile is an international offering that supports various languages, as well as currencies, measurement systems and time zones.

FX e-Service

FX e-Service is an extension of the FieldCentrix solution that provides a dynamic customer self-service portal that links directly from a customer’s web site. When integrated with FX Mobile software, it provides the unique capability to truly deliver real-time information from the point of service to our customers’ customers.  Working seamlessly with FX Service Center call center and dispatching software, FX e-Service gives an organization’s customers the flexibility of submitting service requests, accessing work order information, and managing their account over the Internet. Customers can receive an e-mail notification each time the status of a work order changes. This allows them to know instantly when the request has been received, scheduled, is in progress and when it is complete – all without ever calling into the office, waiting on hold or taking up valuable CSR resource.

FX Fleet Manager

FX Fleet Manager is FieldCentrix’s Global Positioning System offering to help customers manage their mobile resources more effectively. FX Fleet Manager gives companies control and management of their field operations with the expectation that they will make decisions that will increase profitability, reduce service costs, enhance customer responsiveness and satisfaction, and improve productivity and efficiency. With FX Fleet Manager, dispatchers and office personnel will always know where mobile resources are located — in real-time. Are they where they should be? Are they lost? Are they safe? There’s an emergency service request — which resource is the closest with the right parts and skill sets? All this information and more should contribute to more efficiently managed mobile resources.

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

With the FieldCentrix and JD Edwards solution, service workers in the field access and enter all work order information using a mobile device at the job site. When the work is done, the service worker closes the work order and the completed information is sent wirelessly back to the office automatically. The electronic information is instantly accessible for processing by an organization’s billing system so there's no data entry needed. Because the customers’ back office no longer has to wait for the field service worker to bring in the paperwork before our customers can close the work order, customers can be billed quicker.

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

Astea Client Services

Professional Services

Astea’s typical professional services engagement includes planning, prototyping and implementing Astea’s products within the client’s organization, and follow-up engagements designed to increase the efficiency of a service operation, increase the revenue it generates, or influence the customer experience. Some customers may require customization during the initial implementation or as a follow-on activity to create a more nuanced workflow or customer experience.

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

The professional services team then performs the implementation phase, in which Astea’s professional services personnel work with the client to develop detailed data mapping, conversions, interfaces and other technical and business processes necessary to integrate Astea’s solutions into the customer’s computing environment. Ultimately, education plans are developed and executed to provide the customer with the process and system knowledge necessary to effectively utilize the software and fully implement the solution.

The last phase of the engagement utilizes Astea’s professional services personnel to assist in Go Live planning and the Go Live effort. Astea will assist in the planning for installation, initialization, data preparation, operational procedures, schedules and required resources. The initialization and creation of the production database is planned and prepared for the data history, open orders and all required data for go live processing. During the cutover to the solution, Astea business resources are best utilized to assist new users with functionality/processes while Astea technical resources support the customer’s IT staff.

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

During the implementation phase, Astea’s technical services team is often engaged to assist with the functional and/or technical design as related to customer desired system personalization, minor customization and interfaces, often referred to as “gaps”. Gap solutions are assessed and categorized into system, studio, customization or interface. Utilizing the services of the customer project team, Astea professional services and Astea technical services create Business Requirement Documents (“BRDs”) for all customizations and interfaces. Astea technical services will provide specifications and a quote for the customization. The customer and Astea agree on the outcome of the customization and all expected outputs prior to the actual development customization. Following acceptance of the BRDs, code will be written as per design. QA of the code with test data sets will complete these efforts.

Astea’s technical services team will also provide testing and go live support, as required.

Customer Support

Astea’s customer support organization provides customers with telephone and online technical support, as well as product enhancements, updates and new software releases. The Company can provide 24/7 “follow-the-sun” support through its global support network. Local representatives support all regions of Astea’s worldwide operations. Astea personnel or a distributor’s personnel familiar with local business customs and practices provide support in real-time and usually spoken in native languages. Typically, customer support fees are established as a fixed percentage of license fees and are invoiced to customers on an annual basis. Astea’s customer support representatives are located in the United States, Europe, Israel, Japan and Australia. In addition, Astea provides customer support 24/7 with its self-service portal. The maintenance offering provides customers with support and help desk services, as well as software service packs and unspecified release upgrades for the modules they have purchased.

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

System Administration training provides the customer’s IT staff pre-requisite knowledge to manipulate and manage administrative tasks associated with the Astea solutions. Included within these tasks are: Security, Batch Applications, Escalation, Import, etc.

Many customers are interested in performing their own personalization and minor customization to the system. Training sessions are available to enhance customer understanding of available options for personalization and how to perform customizations.

Customers

The Company estimates that it has sold licenses to approximately 700 customers ranging from small, rapidly growing companies to large, multinational corporations with geographically dispersed operations and remote offices. The broad applicability of the Company’s products is demonstrated by the wide range of companies across many markets and industries that use one or more of Astea’s products, including customers in information technology, medical devices and diagnostic systems, industrial controls and instrumentation, retail/point-of-sale systems equipment, HVAC, office automation equipment, imaging systems, fire and security, gaming/leisure equipment, facilities management, telecommunications and other related industries with equipment sales and service.  In both 2018 and 2017, there were no customers that accounted for 10% or more of total revenues.

Sales and Marketing

The Company markets its products through a worldwide network of direct and indirect sales and services offices with corporate headquarters in the United States and regional headquarters in the United Kingdom (Europe, Middle East and Africa Operations), Japan and Australia (Asia Pacific Operations). Sales partners include distributors (value-added resellers, system integrators and sales agents) and OEM partners. The Company actively seeks to expand its reseller network and establish an international indirect distribution channel targeted at the mid-market tier. See “Risk Factors — Need to Expand Indirect Sales.”

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

The modular structure of Astea’s software and its ongoing product development efforts provide opportunities for incremental sales of product modules and consulting services to existing accounts. See “Risk Factors — Continued Dependence on Large Contracts May Result in Lengthy Sales and Implementation Cycles and Impact Revenue Recognition and Cash Flow.”
Astea’s corporate marketing department is responsible for product marketing, lead generation and marketing communications, including the Company’s corporate website, dialogue with high tech industry analysts, trade conferences, advertising, digital marketing, online and traditional seminars, direct mail, product collateral, public relations and partner development. Based on feedback from customers, analysts, business partners and market data, the marketing department provides input and direction for the Company’s ongoing product development efforts and opportunities for professional services.
One of our major long-term goals is our transformation to a sales and marketing-driven culture. In 2017, Astea made significant changes in both sales and marketing, improving personnel, process, approach and infrastructure. That year, Astea brought Emily Hackman in to lead the reinvigorated marketing initiatives and under her leadership we have seen many positive changes to our brand, our message and our positioning in the marketplace. We also began to enhance our marketing strategies to improve how we communicates the unique value of our products, services and industry expertise.
In 2018, the corporate marketing department continued its reinvention by beginning a brand transformation that will continue into 2019 and beyond. We have modernized our marketing approach to better engage with today’s empowered and informed B2B buyer, and have created greater integration between our sales and service departments.

Critical components of our brand transformation include: a new, mobile-friendly website; modern imagery and videos that better explain our value proposition; updated sales collateral and sales enablement tools; new content marketing pieces that position Astea as a thought leader; and lastly, the re-engagement of our Gartner partnership. The Gartner opinion carries much weight when companies are looking for new software vendors, so we are happy to partner with them once again to ensure that they have a full and complete understanding of our technology that would allow them to recommend us to potential buyers.

Astea’s international sales accounted for 44% of the Company’s revenues in 2018 and 47% of the Company’s revenues in 2017.  See “Risk Factors — Expansion of International Sales.”

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

The Company uses widely accepted commercially available application development tools from Microsoft Corporation. These software tools provide the Company’s customers with the flexibility to deploy Astea’s products across a variety of hardware platforms, operating systems and relational database management systems. The latest Astea Alliance solution suite is engineered for existing and emerging Microsoft technologies such as Microsoft.NET Framework, Visual Studio 2012, Windows Presentation Framework, Internet Information Server, and supports Windows 10, Windows Server 2012 & 2012 R2, MS SQL 2012 & 2012 R2, MS SQL 2015, Oracle Databases 10 & 11, and BizTalk Server. Astea Alliance supports deployments in both on-premise and cloud environments by leveraging a multi-tenant architecture. This multi-tenant architecture supports running the application using one set of hardware/software, serving multiple client organizations (tenants). The computing resources and application code are generally shared between all the tenants on a server. Each tenant has its own set of data that remains logically isolated from data that belongs to all other tenants.

In addition to product development that is conducted at Company facilities in the United States and Israel, Astea may participate in contractual relationships with complementary technology companies to reduce time-to-market with new product capabilities in order to continually increase its value proposition to both existing and prospective customers.

The Company’s expense for product development for both the years ended December 31, 2018 was and 2017 was $1,067,000 and $1,303,000, respectively. These expenses amounted to 4% and 5% of total revenues for 2018 and 2017, respectively.  The Company’s capitalized software development costs were $3,144,000 and $2,633,000 in 2018 and 2017, respectively.  Total software development costs increased $275,000 to $4,211,000 in 2018 compared to $3,936,000 in 2017. Total software development costs, including capitalized software development costs were 15% of revenue in both 2018 and 2017.  The Company anticipates that it will continue to allocate substantial resources to its development effort for the upgrade of its suite of products.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors — Need for Development of New Products.”

Manufacturing

The Company’s software products are distributed electronically via a client-server file transfer protocol.  Included with the software products are security keys (a software piracy protection) and documentation available electronically and in hard copy.

Competition

The service management software market is intensely competitive and subject to rapid change. To maintain or increase its position in the industry, the Company will need to continually enhance its current product offerings, introduce new products and features and maintain its professional services capabilities. The Company currently competes on the basis of the depth and breadth of its integrated product features and functions, including the adaptability and scalability of its products to specific customer environments; the ability to deploy complex systems locally, regionally, nationally and internationally; product quality; ease-of-use; reliability and performance; breadth of professional services; integration of Astea’s offerings with other enterprise applications; price; implementation time; and the availability of Astea’s products on popular operating systems, relational databases, cloud-based, Internet and communications platforms.

Competitors vary in size, scope and breadth of the products and services offered. The Company encounters competition generally from a number of sources, including other software companies, third-party professional services organizations that develop custom software, and information systems departments of potential customers developing proprietary, custom software. In the service management marketplace, the Company competes against publicly held companies and numerous smaller, privately held companies. Some of the Company’s competitors include SAP AG (“SAP”), Oracle Corporation (“Oracle”), IFS, Service Max and a number of smaller privately held companies. See “Risk Factors — Competition in the CRM Software Market is Intense.”

Licenses and Intellectual Property

Astea considers its software proprietary and licenses its products to its customers under written license agreements.  The Company also employs an encryption system that restricts a user’s access to source code to further protect the Company’s intellectual property.  Because the Company’s products allow customers to use the software’s built-in features to customize their applications without altering the framework source code, the framework source code for the Company’s products is typically neither licensed nor provided to customers.  The Company does, however, license source code from time to time and maintains certain third-party source code escrow arrangements.

The Company seeks to protect its products through a combination of copyright, trademark, trade secret and fair business practice laws.  The Company also requires employees, consultants and third parties to sign nondisclosure agreements.  Despite these precautions, it may be possible for unauthorized parties to copy certain portions of the Company’s products or reverse engineer or obtain and use information that the Company regards as proprietary.  The Company presently has no patents or patent applications pending.  See “Risk Factors — Dependence on Proprietary Technology.”

Because the software development industry is characterized by rapid technological change, Astea believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, and reliable product maintenance are more important to establishing and maintaining a technology leadership position than current legal protections.

Employees

As of December 31, 2018, the Company, including its subsidiaries, had a total of 170 full-time employees worldwide, 81 in the United States, 16 in the United Kingdom, 3 in the Netherlands, 44 in Israel, 11 in Australia and 15 in Japan.  In addition, we have 3 part-time employees in Israel.  The Company’s future performance depends, in significant part, upon the continued service of its key technical and management personnel and its continuing ability to attract and retain highly qualified and motivated personnel in all areas of its operations.  See “Risk Factors — Dependence on Key Personnel; Competition for Employees.” None of the Company’s employees is represented by a labor union.  The Company has not experienced any work stoppages and considers its relationships with its employees to be good.

Corporate History

The Company was incorporated in Pennsylvania in 1979 under the name Applied System Technologies, Inc. In 1992, the Company changed its name to Astea International Inc.  In May 1995, the Company reincorporated in Delaware. In July 1995, the Company completed its initial public offering of Common Stock.
The Company released a new system architecture based on Microsoft.NET during the third quarter of 2004. On September 21, 2005, the Company acquired substantially all the assets and certain liabilities of FieldCentrix, Inc.  In 2013, Astea Alliance 11.0 was released, which introduced an abundance of new features and enhancements that were developed based on three primary concepts; optimizing and streamlining processes, enabling proactive service insight and intelligence at every level, and significantly increasing ease of use and customizations without technical skills. Most importantly, this version gave customers the option to use Alliance as either as an on-premise or cloud application, allowing every company to choose the right platform that aligns with their strategy and IT ecosystem.
In October 2016, Astea released Version 14.0, and subsequently released Version 14.5 in September 2017, delivering an extensive number of both technical and functional advancements to help companies catapult revenue growth, optimize the employee/customer/partner interaction experience, drive productivity improvements, and boost customer satisfaction levels. This release was a major step in unifying and connecting all service stakeholders—both within and outside of an organization—into one cohesive service ecosystem focused on delivering superior service outcomes for a company and its customers. Designed to share information and data effortlessly through more physical and digital mediums that ever before possible, Astea Alliance 14.5 provides extensive connectivity designed to strengthen the relationship between a service provider and its customer: portals that provide a 360 degree view of the relationship; the ability to leverage contingent worker job markets; seamless scheduling of employee, third party and contingent workers within one environment; and a best-in-class mobile experience for technicians, subcontractors and customers.

In September 2018, Astea released Alliance Enterprise (Version 15), the newest version of its award-winning Alliance field service management and mobility platform. We believe that Alliance Enterprise introduces to the field service industry an entirely new perspective on how an enterprise-grade technology can unify the increasingly complex ecosystem in which service-driven companies must operate. This transformational release is not just a new version of one of the most capable field service applications in the industry. It is expected to be the transition of our technology into a platform that gives customers the power to streamline workflows to create differentiating customer experiences, integrate freely into any other environment, seamlessly and consistently interact with customers and stakeholders via nearly any medium, and do so using a new toolset that does not require technical capabilities. It is designed to give organizations the ability to maximize the value of any workers—employees, third parties and contingent workers—during any type of service activity throughout the entire lifecycle. The platform also automatically updates end customers on the status of their service activities and helps management understand organizational performance out-of-the box.
The launch of Alliance Enterprise was the latest step Astea has taken to expand the scope and definition of service. As the company that first defined service management technology, Astea continues to empower its customers to achieve even higher levels of operational efficiency, profitability and differentiation.

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

History of Net Losses

The Company has a history of net losses. As of December 31, 2018, the Company had an accumulated deficit of approximately $34.3 million.  Moreover, the Company expects to continue to incur additional operating expenses for research and development and investment in software development costs to achieve its projected revenue growth.  There is no assurance that the Company may be able to achieve the necessary revenue growth or profitability in the future.  If the Company does not attain or sustain profitability or raise additional equity or debt in the future, the Company may be unable to continue its operations.

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

Rapid Technological Change

In any software industry there is a continual emergence of new technologies and continual change in customer requirements. Given the changing demands of service customers and the changing service models brought about my emerging technology, this is perhaps more true for field service and mobility technology at this time than any other software category.  Because of this rapid change, the Company’s current market position could be rapidly eroded without proper product advancements.  In order to remain competitive, the Company must continuously introduce new products or product enhancements that meet customers’ requirements, and allow our customers to effectively compete with other service providers, in a timely manner.  If the Company is unable to do this, it may lose current and prospective customers to competitors.

The Company’s application environment relies primarily on software development tools from Microsoft Corporation.  If alternative software development tools were to be designed and generally accepted by the marketplace, we could be at a competitive disadvantage relative to companies employing such alternative developmental tools.

The Company’s future success will depend mainly on its ability to increase licensed users of Astea Alliance, primarily in cloud environments. This will be achieved through effective marketing and sales execution supported by properly developed new products and product enhancements that allow our customers to continuously evolve and adapt. This is turn will generate additional professional service revenue as these customers look to us for guidance, along with the corresponding support and maintenance revenues. Like any company, Astea must control its operating expenses to improve profitability.  Any failure of the Company’s products to achieve or sustain market acceptance due to rapid technological changes, would have a material adverse effect on the Company’s business and results of operations.  There can be no assurance that the Company will be able to increase demand for Astea Alliance products, maintain an acceptable level of support and maintenance revenues or to lower its expenses, thereby avoiding future losses.

Burdens of Customization

The Company’s clients may request significant customization of Astea Alliance products to address unique characteristics of their businesses or computing environments.  In these situations, the Company would apply contract accounting to determine the recognition of license revenues.  The Company’s commitment to the customization could place a burden on its client support resources or delay the delivery or installation of products, which, in turn, could materially adversely affect its relationship with significant clients or otherwise adversely affect business and results of operations.  In addition, the Company could incur penalties or reductions in revenues for failures to develop or timely deliver new products or product enhancements under development agreements and other arrangements with customers.  If customers are not able to customize or deploy the Company’s products successfully, the customer may not complete expected product deployment, which would prevent recognition of revenues and collection of amounts due, and could result in claims against the Company.

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
We Cannot Accurately Predict Subscription Renewal Rates and the Impact These Rates May Have on Our Future Revenue and Operating Results
Our customers have no obligation to renew their subscriptions for our cloud service after the expiration of their initial subscription period, which is typically 1 to 3 years.  Some customers may elect not to renew. In addition, our customers may renew for fewer users or renew for shorter contract lengths. We cannot accurately predict attrition rates given our varied customer base and the number of multi-year subscription contracts. Our attrition rates may increase or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers’ spending levels, decreases in the number of users at our customers, pricing changes and deteriorating general economic conditions. If our customers do not renew their subscriptions for our subscription services or reduce the number of paying subscriptions at the time of renewal, our revenue will decline and our business may suffer.
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

Fluctuations in Quarterly Operating Results May Be Significant

The Company’s quarterly operating results have in the past and may in the future vary significantly depending on factors such as:

●	revenue from software sales;
●	timing of new product releases;
●	market acceptance of new and enhanced versions of the Company’s products;
●	customer order deferrals in anticipation of enhancements or new products;
●	size and timing of significant orders, the recognition of revenue from such orders;
●	changes in pricing policies by the Company and its competitors;
●	introduction of alternative technologies;
●	changes in operating expenses;
●	changes in the Company’s strategy;
●	personnel changes; and
●	effect of potential acquisitions by the Company and its competitors.

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

Competition in the CRM Software Market is Intense

The Company competes in the CRM software market.  This market is highly competitive and the Company expects competition in the market to increase.  The Company’s competitors include large public companies such as Oracle, which owns PeopleSoft and Siebel, and SalesForce.com, as well as traditional ERP software providers such as IFS and SAP who is developing CRM capabilities.  In addition, a number of smaller privately held companies generally focus only on discrete areas of the CRM software marketplace, such as Click.  Because the barriers to entry in the CRM software market are relatively low, new competitors may emerge with products that are superior to the Company’s products or that achieve greater market acceptance. Moreover, the CRM industry is currently experiencing significant consolidation, as larger public companies seek to enter the CRM market through acquisitions or establish other cooperative relationships among themselves, thereby enhancing their ability to compete in this market with their combined resources.  Some of the Company’s existing and potential competitors have greater financial, technical, marketing and distribution resources than the Company.  These and other competitors pose business risks to the Company because:

●	they compete for the same customers that the Company tries to attract;
●	if the Company loses customers to its competitors, it may be difficult or impossible to win them back;
●	lower prices and a smaller market share could limit the Company’s revenue generating ability, reduce its gross margins and restrict its ability to become profitable or sustain profitability; and
●	competitors may be able to devote greater resources to more quickly respond to emerging technologies and changes in customer requirements or to the development, promotion and sales of their products.

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

Dependence on Proprietary Technology

The Company depends heavily on proprietary technology for its business to succeed.  The Company licenses its products to customers under license agreements containing, among other terms, provisions protecting against the unauthorized use, copying and transfer of the licensed program.  In addition, the Company relies on a combination of trade secrets, copyright and trademark laws and confidentiality procedures to protect the Company’s proprietary rights in its products and technology.  The legal protection is limited, however.  Unauthorized parties could copy aspects of the Company’s products and obtain and use information that the Company believes is proprietary.  Other parties may breach confidentiality agreements or other contracts they have made with the Company.  Policing unauthorized use of the Company’s software is difficult and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem.  There can be no assurance that any of the measures taken by the Company will be adequate to protect its proprietary technology or that its competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technologies.  If the Company fails to successfully enforce its proprietary technology, its competitive position may be harmed.

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

Possible Infringement of Third Party Intellectual Property Rights

Substantial litigation and threats of litigation regarding intellectual property rights are common in this industry.  The Company is not aware that its products and technologies employ technology that infringes any valid, existing proprietary rights of third parties.  While there currently are no pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any notices that it is infringing the intellectual property rights of others, third parties may assert such claims in the future.  Any claims, with or without merit, could:

  ●  be time consuming to defend;
  ●  result in costly litigation or damage awards;
  ●  divert management’s attention and resources;
  ●  cause product shipment delays; or
  ●  require the Company to seek to enter into royalty or licensing agreements, which may not be available on terms acceptable to the Company, if at all.

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

Under the covenants with Western Alliance Bank (“WAB”) regarding our line of credit, the Company must first receive WAB’s approval before entering into any acquisition transactions.

Expansion of International Sales

Astea’s international sales accounted for 44% of the Company’s revenues in 2018 and 47% in 2017.  The Company expects that international sales will continue to be a significant component of its business.  In the Company’s efforts to expand its international presence, it will face certain risks, which it may not be successful in addressing.  These risks include:

●	difficulties in establishing and managing international distribution channels and in translating products into foreign languages;
●	difficulties finding staff to manage foreign operations and collect accounts receivable;
●	difficulties enforcing intellectual property rights;
●	liabilities and financial exposure under foreign laws and regulatory requirements;
●	potential political, economic or military instability in the countries in which the Company operates;
●	fluctuations in the value of foreign currencies and currency exchange rates; and
●	potentially adverse tax consequences.

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

Concentration of Ownership

Currently, Zack Bergreen, the Company’s chief executive officer, beneficially owns approximately 55% of the outstanding Common Stock of the Company, which includes 826,000 shares of Series A Convertible Preferred Stock and 797,000 shares of Series B Convertible Preferred Stock.  As a result, Mr. Bergreen exercises significant control over the Company through his ability to influence and control the election of directors and all other matters that require action by the Company’s stockholders.  Under certain circumstances, Mr. Bergreen could prevent or delay a change of control of the Company which may be favored by a significant portion of the Company’s other stockholders, or cause a change of control not favored by the majority of the Company’s other stockholders.  Mr. Bergreen’s ability under certain circumstances to influence, cause or delay a change in control of the Company also may have an adverse effect on the market price of the Company’s Common Stock.

Possible Volatility of Stock Price

The market price of the Company’s common stock (the “Common Stock”) has in the past been, and may continue to be, subject to significant fluctuations in response to, and may be adversely affected by, variations in quarterly operating results, changes in earnings estimates by analysts, developments in the software industry, and adverse earnings or other financial announcements of the Company’s customers as well as other factors.  In addition, the stock market can experience extreme price and volume fluctuations from time to time, which may bear no meaningful relationship to the Company’s performance.  Broad market fluctuations, as well as economic conditions generally and in the software industry specifically, may result in material adverse effects on the market price of the Company’s Common Stock.

Under Our Loan Agreement with Western Alliance Bank (WAB),  if We Fail to Meet Certain Financial and Liquidity Covenants, WAB May Increase Our Interest Rate, Lower Our Borrowing Base or Refuse to Grant Us Any Additional Borrowings in the Future

Our ability to continue to meet certain financial and liquidity covenants on our line of credit with WAB depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flows from operations sufficient to meet our financial and liquidity covenants. If there were an event of default under any of our financial or liquidity covenants that was not cured or waived, WAB could increase the interest rate or accelerate the line of credit.  We cannot assure you that our assets or cash flow would be sufficient to fully repay the line of credit, either upon maturity or if accelerated, upon an event of default, or that we would be able to refinance or restructure the payments on the line of credit.

In the event the Company does not meet its covenants and WAB does not grant a waiver or forbearance agreement, and the Company believes that it does not have adequate liquidity to operate, the Company will implement a cost cutting plan that reduces its expenditures to the appropriate level that matches its operating cash flows.

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

Proposed or new legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies. In addition, the European Commission has approved a data protection regulation, known as the General Data Protection Regulation (“GDPR”), which has been finalized and became effective in May 2018. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union, and that will include significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

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

Item 1B. Unresolved Staff Comments.

None

Item 2.      Properties.

The Company’s headquarters are located in a leased facility of approximately 24,000 square feet in Horsham, Pennsylvania which runs through August 2022. The Company also leases facilities for operational activities in Irvine, California; Vianen, Netherlands; and Karmiel, Israel, and for sales and customer support activities in Maidenhead, England; Tokyo, Japan; and North Sydney, Australia.  The Company believes that suitable additional or alternative office space will be available in the future on commercially reasonable terms as needed.

Item 3.   Legal Proceedings.

None

Item 4.   Mine Safety Disclosures.

Not applicable

PART II

Item 5.   Market for  Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is traded on OTCQB marketplace of the OTC Markets Group, Inc. (“OTCQB). The trading on the OTCQB began on February 19, 2015 under the symbol “ATEA.”

As of March 27, 2019, there were approximately 52 holders of record of the Company’s Common Stock.  On March 27, 2019, the last reported sale price of the Common Stock as reported by OTCQB was $5.59 per share. The Company currently has outstanding 826,000 Series A Convertible Preferred Stock shares and 797,000 Series B Convertible Preferred Stock shares.

Dividend Policy

The Board of Directors from time to time reviews the Company’s forecasted operations and financial condition to determine whether and when payment of a dividend or dividends on common stock is appropriate. No common stock dividends have been declared since June 2000.  The Company has no intention at this time to pay dividends on its common stock. The Revolving Facility also restricts the Company’s ability to pay dividends on the Common Stock.  In September 2008, the Company issued 826,000 shares of Series A Convertible Preferred Stock and in June 2014 issued 797,000 shares of Series B Convertible Preferred Stock.  Dividends accrue daily at a rate of 10% and are payable quarterly only when they are declared by the Board of Directors. The Company continues to either accrue or disburse quarterly payments on the preferred dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants & Rights	Weighted Average Exercise Price of Outstanding Options, Warrants & Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	762,000	$2.54	453,000
Equity compensation plans not approved by security holders	-	-	-
Total	762,000	$2.54	453,000

Item 6.            Selected Financial Data.

Not applicable

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

Software license fees accounted for approximately 10% of the Company’s total revenues in 2018 and 2017.  Software license fee revenues include some fees from the sublicensing of third-party software and mapping software licenses.  Typically, customers pay a license fee for the software based on the number of licensed users.  Depending on the contract terms and conditions, software license fees are recognized as revenue upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable.  If significant vendor obligations exist at the time of delivery or if the product is subject to uncertain customer acceptance, revenue is deferred until no significant obligations remain and/or acceptance has occurred.

We provide SaaS solutions which generate revenue from cloud subscription services. Our SaaS customers typically purchase three-year license subscriptions, but occasionally will purchase annual license subscriptions.  We do not recognize any revenue from SaaS sales until the customer goes live. The revenues recognized from SaaS projects were attributable to projects that went live in 2018 or were already live before the start of 2018.  A larger than expected amount of SaaS revenue was reported in 2018 due to certain customers taking 2 years or longer to go live, allowing us to recognize $229,000 of additional subscription revenue which we do not expect to continue into future years.  It generally only takes several months of implementation and consulting for a new customer to go live.  Subscription revenue is recognized on a straight-line basis over the expected service period.

The remaining component of the Company’s revenues consists principally of fees derived from professional services associated with the implementation and deployment of the Company’s software products, and maintenance fees for ongoing customer support, primarily external customer technical support services and unspecified product upgrades and enhancements.  Professional services (including training) are generally charged on an hourly or daily basis and invoiced on a regular basis, generally monthly, pursuant to customer work orders.  Training services may also be charged on a per-attendee basis with a minimum daily charge.  Out-of-pocket expenses incurred by Company personnel performing professional services are typically reimbursed by the customer.  The Company recognizes revenue from professional services as the services are performed unless the services are under a fixed-price arrangement or are pursuant to a subscription arrangement.   Consulting, training and other services that are sold under fixed-price arrangements are recognized using the percentage of completion method based on direct labor hours incurred to date as a percentage of total estimated direct labor hours required to complete the project. In a subscription arrangement, all professional services are deferred until the customer goes live.  Once live, implementation services are recognized ratably over the remaining life of that contract or two years whichever is longer. Consulting services primarily comprise implementation support related to the installation and configuration of the Company's products and do not typically require significant production, modification or customization of the software. In arrangements that require significant production, modification or customization of the software and where services are not available from third-party suppliers, the consulting and license fees are recognized concurrently. When total cost estimates exceed revenue in a fixed-price arrangement, the estimated losses are recognized immediately in cost of revenue.

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

Revenue Recognition

Astea’s revenue is principally recognized from contracts with customers for the following performance obligations: (i) licensing arrangements, (ii) subscription services and (iii) services and maintenance.

The Company markets its products primarily through its direct sales force and resellers.  License agreements do not provide for a right of return, and historically, product returns have not been significant.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Revenue from Contracts with Customers which modifies how all entities recognize revenue, and consolidates revenue recognition guidance into one, Revenue from Contracts with Customers (“new guidance”). The Company adopted the new guidance on January 1, 2018 and applied the modified retrospective method of adoption with a cumulative catch-up adjustment to the opening balance of accumulated deficit at January 1, 2018.  Under this method, the Company applied the revised guidance in the year of adoption and applied the old guidance, Revenue Recognition (“old guidance”), in the prior years.  As a result, the Company applied the new guidance only to contracts that were not yet completed as of January 1, 2018. The Company recognized a cumulative catch-up adjustment to the opening balance of accumulated deficit at the effective date for contracts that still required performance by the Company at the date of adoption. See Note 1 of the Consolidated Financial Statements for disclosure of adoption.  The new guidance outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The five steps are:

1) Identify the contract with a customer.
2) Identify the performance obligations in the contract.
3) Determine the transaction price.
4) Allocate the transaction price to performance obligations in the contract.
5) Recognize revenue when or as the Company satisfies a performance obligation.
The Company satisfies performance obligations as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

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

In subscription based arrangements, even though customers use the software element, they generally do not have a contractual right to take possession of the software at any time during the hosting period without significant penalty to either run the software on its own hardware or contract with an unrelated third party to host the software. Accordingly, these software as a service (SaaS) arrangements, including the software license fees within the arrangements, are accounted for as subscription services provided all other revenue recognition criteria have been met.  The subscription revenue is recognized on a straight-line basis over the performance obligation.  The Company recognizes subscription revenue once a customer goes-live ratably over the remaining contract period or estimated customer life whichever is longer. The contract period is typically 1 to 3 years. The average expected life of a customer is 2 years.  The average customer takes about 8 to 10 months to go live. The Company expects the average life of a customer to increase as more customers begin to renew their subscription contracts. When implementation, consulting and training services are bundled with the subscription based arrangement, these services are recognized over the life of the initial contract (performance obligation), once the project goes live.

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

The new guidance prefers that revenue in a contract with multiple performance obligations use the adjusted market approach which includes standalone selling price (“SSP”) or third party evidence (“TPE”) or expected cost plus margin approach as the methodology for allocating revenues to software.  The Company uses the Residual Method for allocating the revenues from a contract to the license component of the sale.  Due to competition, highly variable pricing, customer demographics, varying size of our customers, and other such factors, the Company’s selling prices are considered uncertain for each perpetual license sale.  Therefore, SSP is not an appropriate methodology as it relates to our license revenue.  In terms of TPE as a basis to price our software, our product is unique and expansive in terms of the system’s inherent functionality. There are no directly comparable products in the marketplace today, which we could use as the basis to set our standard license pricing based on a comparison with other vendors. In addition, most of the companies with whom we compete, are privately owned, which prevents us from obtaining reliable TPE. Accordingly, the new guidance permits the Company to use the Residual Method for allocating selling price if the first two preferable choices cannot be used. The residual between the total transaction price and the observable standalone selling prices of those performance obligations with observable standalone selling prices is considered to be the estimated standalone selling price of the goods or services underlying the performance obligation.

Astea commonly sells its software products bundled with maintenance and professional services. As noted above, the new standard requires an entity to allocate the transaction price to the distinct performance obligations in a contract on a relative SSP basis. Under the new guidance, “…an entity shall determine the standalone selling price at contract inception of the distinct good or service underlying each performance obligation in the contract and allocate the transaction price in proportion to those standalone selling prices.” SSP is defined as the price at which an entity would sell a promised good or service separately to a customer.  Astea has a history of selling maintenance renewals and professional services on a standalone basis. Therefore, the Company will utilize SSP for its performance obligations as it relates to service and maintenance revenue. In addition, due to the Company having different maintenance and service rates in other parts of the world in which it operates, the Company has developed a reasonable range for its SSP for maintenance and services rather than a single point.

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

The primary change in how we report revenues and expenses under the new guidance will be in the way we report expenses related to our subscription business.  In the past, we deferred all hosting revenue until the customer went live.  This practice will continue.  The purpose of this practice is to only recognize subscription revenue over the period in which the customer receives the benefit of using the system (performance obligation is satisfied).  The major change resulting from the adoption of the new guidance will relate to costs incurred in getting a hosted customer live.  Through the end of 2017, the Company charged all implementation costs to expense in the period incurred.  Starting January 1, 2018, we defer all implementation related costs on the balance sheet (primarily labor costs and hosting costs) until the customer goes live.  Once live, we will recognize the deferred implementation costs related to that customer ratably over the remaining expected life of the customer contract or two years, whichever is longer.  At this point, based on the Company’s relatively short time-span as a provider of a hosted solution, our analysis shows that the average lifespan of an Astea hosted customer is 2 years. Therefore, we will amortize the deferred cost over 2 years or the remaining life of the contract, whichever is longer.  This is consistent with the revenue recognition methodology used for the subscription service revenue for that customer. The Company satisfies performance obligations as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

We believe that our accounting estimates used in applying our revenue recognition are critical because:

●	the determination that it is probable that the customer will pay for the products and services purchased is inherently judgmental and includes credit risk;
●	determining the performance obligations and transaction price to certain elements in multiple-element arrangements is complex;
●	the determination of whether a service is essential to the functionality of the software is complex and could potentially create a new performance obligation; and
●	the estimated customer life of subscription services.

Changes in the aforementioned items could have a material effect on the type and timing of revenue recognized. In addition, Company’s payment terms and conditions vary by contract and size of customer, although terms generally include a requirement of payment within 30 to 60 days of the invoice date.  In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, and not to facilitate financing arrangements. The Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers.  Due to these factors, no additional credit risk beyond amounts provided by the allowance for doubtful accounts is believed by management to be probable in the Company’s accounts receivable. The Company has not adjusted revenues for customers related to credit risk.

For the years ended December 31, 2018 and 2017, the Company recognized $27,468,000 and $26,334,000, respectively, of revenue related to software license fees, subscription revenue, and services and maintenance.

We present taxes assessed by a governmental authority including sales, use, value added and excise taxes on a net basis and therefore the presentation of these taxes is excluded from our revenues and is included in accrued expenses in the accompanying consolidated balance sheets until such amounts are remitted to the taxing authority.

The Company is engaged in the design, development, marketing and support of its service management software solutions.  All revenues result from selling of license (perpetual and subscription) software products and related professional services and customer support services.  Accordingly, the Company considers itself to have one reporting segment.  The Company’s chief decision maker further reviews financial information presented on a consolidated basis to determine if revenue can be further disaggregated in order to make operating decisions and assessing financial performance. It was determined that all revenue recognized in our consolidated statements of operations is considered to be revenue from contracts with customers, which can be disaggregated by timing of revenue recognition and geographic regions (see Note 12 in the notes to the Consolidated Financial Statements for disaggregated revenues by geographic regions).

The following table depicts the Company’s disaggregation of revenue:

	Years ended
	December 31,
	2018	2017
Timing of Revenue Recognition
Performance obligations transferred at a point in time	$2,790,000	$2,533,000
Performance obligations transferred over time	18,417,000	19,172,000
Performance obligations transferred over time, initiated at go-live	6,261,000	4,629,000
Total revenues	$27,468,000	$26,334,000

The performance obligation transferred at a point in time relates to perpetual license revenue for which there is no deferred revenue as of December 31, 2018 or 2017.  The performance obligations transferred over time consist of professional services that are recognized based on time and materials, as the services are performed. The performance obligation for support services is recognized ratably over time based on the contract life, except for a few fixed price contracts are recognized based on certain milestones. If the customer pays in advance, then the services are deferred until the performance obligation can be met.  For support services, the fee is paid in advance of the performance obligation.  Accordingly, the Company has recorded deferred revenue fixed price contracts and support services for $7,308,000 and $7,424,000 as of December 31, 2018 and 2017, respectively. Performance obligations transferred over time, initiated at go-live, relates to our subscription hosting and our subscription professional services for the implementation. No performance obligation is recognized until the customer is live and has access to the subscription services. Once live, the performance obligation is recognized over time, which is 2 years the average customer life or the contract life of a customer whichever is longer. Because subscription fees are paid in advance, and professional services fees are paid as the services are performed, the revenue from both is deferred until the date in which the customer goes live. The Company has deferred revenue recorded for performance obligations transferred over time, initiated at go-live for hosting and hosting services for $3,211,000 and $3,595,000 as of December 31, 2018 and 2017, respectively.

The long term deferred revenue recorded for $763,000 and $504,000 as of December 31, 2018 and 2017, respectively, relates to the portion of revenue that will be recognized in greater than one year for hosting implementation services.

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

Product Development

Product development costs include our research and development expenses which consist primarily of personnel, contractors, and related costs, including salaries and employee benefits for software engineers, net of capitalized software development costs. To date, our product development efforts have been devoted to new products and service offerings and increases in features and functionality of our existing products and services.

Sales and Marketing

Sales and marketing costs include compensation, commissions and benefits paid to our sales and marketing teams, telecommunication costs, travel costs, marketing and sales costs, professional fees and allocated facility costs.

General and Administrative Costs

General and administrative costs include salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, external accounting and audit costs, bad-debt expense, professional fees, corporate facility costs, Board of Directors’ expenses and other costs associated with being a public company.

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

Capitalized software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release.  The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the net realizable value of each product, which includes the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company’s responsibility set forth at the time of sale. As of December 31, 2018, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

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

Stock-Based Compensation – Option Plans

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton (“Black-Scholes”) option-pricing formula and amortizes the estimated option value using an accelerated amortization method where each option grant is split into tranches based on vesting periods.  The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience regarding similar awards, giving consideration to the contractual terms of the share-based awards and employee termination data.  Executive level employees who hold a majority of options outstanding, and non-executive level employees each have similar historical option exercise and termination behavior and thus were grouped for valuation purposes.  The Company’s expected volatility is based on the historical volatility of its traded common stock and places exclusive reliance on historical volatilities to estimate our stock volatility over the expected term of its awards.  The Company has historically not paid dividends to common stockholders and has no foreseeable plans to issue dividends.  The risk-free interest rate is based on the yield from the U.S. Treasury zero-coupon bonds with an equivalent term.

Under the Company’s stock option plans, options awards generally vest over a four-year period of continuous service and have a 10-year contractual term.   The fair value of each option is amortized using an accelerated amortization method over the option’s vesting period.  The fair value of each option is estimated on the date of the grant using the Black-Scholes option pricing formula.  There were 125,000 and 135,000 options granted during the years ended December 31, 2018 and 2017, respectively.

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

As of December 31, 2018, we had approximately $10.9 million of net deferred tax assets, against which we provided a 100% valuation allowance.  Our net deferred tax assets were generated primarily by operating losses.  Accordingly, it is more likely than not, that we will not realize these assets through future operations.

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Estimated interest is recorded as a component of interest expense and penalties are recorded as a component of general and administrative expenses.
New Accounting Pronouncements - Leases

In February 2016, the FASB issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. The Company is required to adopt this guidance in the first quarter of 2019 and we currently expect that the adoption of this guidance will change the way we account for our operating leases and will result in recording the future benefits of those leases as an asset and the related minimum lease payments as a liability on our consolidated balance sheets. The Company anticipates a significant balance sheet gross-up for the right-of-use assets and corresponding liabilities, with no impact to its debt covenant.  The Company does not finance purchases of equipment, but it does have operating leases for office space and equipment in all locations.  The Company has identified all material operating lease agreements.  It has also reviewed all significant contracts for embedded leases.  No embedded leases were identified during this process. Changes to processes and internal controls to meet the standard’s reporting and disclosure requirements have been identified and are being implemented.

We determine if an arrangement is a lease at inception. All leases to which the Company is a party are operating leases. Beginning January 1, 2019, the operating leases will be reported on our consolidated balance sheet as operating lease right-of-use (“ROU”) assets and operating lease liabilities. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities will be recognized at the commencement date based on the present value of the lease payments over the lease term. As none of our leases provide an implicit interest rate, we will use our incremental borrowing rate based on the information available at the commencement date in calculating the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option. Lease expense for lease payments will be recognized on a straight-line basis over the lease term.

The new guidance provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits us under the new guidance not to reassess our prior conclusions about lease identification, lease classification and initial direct costs. Astea does not expect to elect the use-of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. Astea expects that this guidance will have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our office and equipment operating leases and providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.  On adoption, we currently expect to recognize operating liabilities in the range of $2.6 million to $3.2 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

The new guidance also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for one of our office equipment leases. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities.  This includes not recognizing ROU assets or lease liabilities for existing short-term leases on those assets in transition.  We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases. We also expect that the adoption of this guidance will result in additional lease-related disclosures in the footnotes to our future consolidated financial statements.

Results of Operations

The following table sets forth for the periods indicated, selected financial data and the percentages of the Company’s total revenues by each line item for the periods presented:

Years ended December 31,	2018	2017
Revenues:
Software license fees	10.2%	9.6%
Subscriptions	16.8	10.4
Services and maintenance	73.0	80.0
Total revenues	100.0	100.0
Cost of revenues:
Cost of software license fees	9.7	10.0
Cost of subscriptions	4.7	3.2
Cost of services and maintenance	50.8	56.8
Total cost of revenues	65.2	70.0
Gross profit	34.8	30.0
Operating Expenses:
Product development	3.9	4.9
Sales and marketing	13.8	13.6
General and administrative	14.8	11.4
Total operating expenses	32.5	29.9
Income from operations	2.3	0.0
Interest expense, net	0.9	0.8
Income tax expense (benefit)	0.1	(1.1)
Net income	1.3%	0.4%

Comparison of Years Ended December 31, 2018 and 2017

Financial results for the year ended December 31, 2018, as compared to the year ended December 31, 2017 reflect the effects of adopting Revenue from Contracts with Customers, which provided a new basis of accounting for our revenue arrangements beginning upon adoption on January 1, 2018.
The adoption of Revenue from Contracts with Customers limits the comparability of certain expenses, including cost of subscriptions, and cost of services and maintenance, presented in the results of operations year ended December 31, 2018, when compared to the year ended December, 2017.  For additional information regarding the adoption of this accounting standard, refer to Note 1 in the notes to consolidated financial statements under the heading “Recently Adopted Accounting Standards.”

Revenues

Total revenues increased $1,134,000 or 4%, to $27,468,000 for the year ended December 31, 2018 from $26,334,000 for the year ended December 31, 2017.  Software license revenues increased 10% in 2018 compared to 2017. Subscription revenues increased $1,879,000 or 69% to $4,615,000 from $2,736,000 in 2017. Services and maintenance fees for 2018 amounted to $20,063,000, a 5% decrease from 2017.

Software license fee revenues increased $257,000 or 10% to $2,790,000 in 2018 from $2,533,000 in 2017.  Astea Alliance license revenues increased to $2,510,000 in 2018 from $2,256,000 in 2017, an increase of 11%. The increase was primarily due to higher perpetual license sales in the U.S. and Europe partially offset by a decrease in the Asia Pacific region.  FieldCentrix license revenue increased by 1% to $280,000 in 2018 compared to 2017.  FieldCentrix license sales consisted of the addition of one new customer and additional user licenses sold to existing customers who expanded their user counts in 2018.

Subscription revenue for the year ended December 31, 2018 was $4,615,000, an increase of 69%, compared to $2,736,000 in 2017.  The increase resulted from an increase in users which generated more revenue as we charge hosted customers a per user fee and a higher number of hosted customers went live in 2018 compared to the same period in 2017.  One Japanese customer went live in of 2018 and generated hosting revenue of $424,000.  This customer started their implementation in the third quarter of 2016. The extended implementation period was due to certain functional requirements of the customer that lengthened the time required for this customer to go-live. Future subscription revenue from this customer will not continue at this same level, because the previously deferred annual hosting revenues were recognized as the 2-year service period for those hosting services had lapsed. This implementation was more complex than most, as typically most customers go live in 6 to 10 months.  Even though the Company signed new SaaS customers in 2018, the associated hosting revenue has been deferred until the new customers go-live.

Total services and maintenance revenues decreased $1,002,000 or 5% to $20,063,000 in 2018 from $21,065,000 in 2017.  Service and maintenance revenue decreased $1,054,000, or 6% on the Astea Alliance products.  The decrease was mainly attributable to a decrease in services in Europe and Asia Pacific, offset by an increase in services in the U.S. and Japan.  The increases resulted from the signing of several license agreements over the past 12 months and the recognition of service revenue from hosting deals that went live in 2018. Once a hosted customer goes live, we start to recognize deferred implementation fees over the remaining life of the contract or two years whichever is longer. In addition, there was a slight increase in maintenance revenue from license sales that closed in 2018. Service and maintenance revenues generated by FieldCentrix increased by $52,000 or 2% to $2,258,000 in 2018 due to the addition of one new customer and upgrading existing customers.

In 2018 and 2017, there were no customers that accounted for 10% or more of total revenues.

Costs of Revenues

Costs of software license fees increased slightly, by 1%, to $2,667,000 in 2018 from $2,631,000 in 2017. Included in the cost of software license fees is the amortization of capitalized software development costs and the cost of all third party software embedded in the Company’s software licenses sold to customers. Amortization of capitalized software development costs increased slightly, by 1%, to $2,618,000 in 2018 compared to $2,581,000 in 2017. The increase is from Alliance Version 14.5 being released in September 2017 which generated 9 months of amortization in 2018 and Alliance Enterprise Version 15 being released at the end of September 2018 with the start of its amortization in October 2018. The Company expects amortization costs to increase over the next two years due to the significant investment needed for the release of Version 15 in September 2018. The gross margin percentage on software license sales was 4% in 2018 compared to (4%) in 2017.  The improvement in the license margin resulted primarily from the increase in software license fees revenue in 2018.

Cost of subscriptions increased 53% to $1,303,000 in 2018 compared to $852,000 in 2017.  Beginning in 2018, the Company defers the costs of subscriptions for hosting customers who are in the implementation process until they go live.  Once live, the deferred cost of subscriptions is recognized ratably along with the deferred subscription revenue.  Because a hosted customer went live during the third quarter of 2018, the implementation costs that had previously been deferred, were fully recognized because the 2-year service period had lapsed. Under the new revenue guidance, the Company defers certain hosting costs, which are now amortized over the hosting period once the customer goes live. Under the old guidance, as presented in 2017, the Company expensed these costs as incurred. The cost increases from 2017 to 2018 resulted from additional costs generated by a growing base of hosted customers.  The gross margin percentage on hosting was 72% in 2018 compared to 69% in 2017.  Had the Company not deferred any hosting costs in 2018, the gross profit percentage would have been 68%.

Costs of services and maintenance decreased 7% to $13,943,000 in 2018 from $14,956,000 in 2017.   Part of the decrease was due to the net impact of the new revenue recognition rules in which the Company deferred $1,150,000 in costs offset by the recognition of $964,000 in costs. Additional factors causing the decrease in cost of service and maintenance is mainly attributed to a decrease in contracted service work in Japan and decreased travel expense in all regions. The gross margin percentage was 31% in 2018 compared to 29% in 2017.  Had the Company expensed service and maintenance costs that were capitalized as a result of the new accounting rules in 2018, the gross margin would have been 30%.

Gross Profit

Total gross profit increased 21% to $9,555,000 in 2018 from $7,895,000 in 2017. As a percentage of revenue, gross profit was 35% for the year ended December 31, 2018 compared to 30% for year ended December 31, 2017.  Due to the adoption of revenue from contract with customers, the Company deferred $1,150,000 of costs that under the previous guidance would have been expensed as incurred.  If the Company expensed these costs in 2018, the gross profit as a percentage of revenue would have been 30%.

Operating Expenses

Product Development

Product development expenses decreased $236,000 to $1,067,000 in 2018 from $1,303,000 in 2017. Fluctuations in product development expense from period to period can vary due to the amount of development expense which is   capitalized.  Software development costs of $3,144,000 were capitalized in 2018 compared to $2,633,000 during the same period in 2017 due to additional resources working on Version 15.  Extra time and resources were allocated to the development of Alliance Enterprise Version 15 due to all the additional functionality and upgrades completed.  Gross development expense was $4,211,000 in 2018, an increase of 7%, compared to gross development expense of $3,936,000 for 2017.   The increase was primarily due to salary increases and an unfavorable exchange rate on the Israeli shekel relative to the U.S. dollar, as the majority of development work is performed in Israel.  Product development as a percentage of revenues was 4% in 2018 and 5% in 2017.

Sales and Marketing

Sales and marketing expenses increased 6%, or $215,000, to $3,790,000 in 2018 from $3,575,000 in 2017. The increase in sales and marketing expense resulted from higher commissions and travel costs due to an increase in license revenue and subscriptions sales and an increase in third party marketing costs.  These increases were partially offset by decrease in sales headcount. The increase in third party marketing costs is due to the Company expanding its marketing presence through additional efforts to increase awareness of our products in order to improve lead generation and sales opportunities.  Increased awareness occurs through additional webinars in all regions focused on the vertical industries in which the Company operates, attendance at more trade shows, and new strategies to improve lead generation for the Company’s sales force.   As a percentage of revenues, sales and marketing expenses was 14% in both 2018 and 2017.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense, currency exchange gains and losses, and various costs associated with the Company’s status as a public company. General and administrative expenses increased 35%, or $1,068,000, to $4,062,000 in 2018 from $2,994,000 in 2017 due to increased legal fees, investor relations cost, travel expenses, salary and benefit, and recruiting costs which we did not incur during the same period in 2017.   As a percentage of revenues, general and administrative expenses were 15% for 2018 compared to 11% for 2017. The Company remains focused on controlling its operating costs.

Net Interest Expense

Net interest expense was $251,000 in 2018 compared to $225,000 in 2017. The increase in interest expense is mainly due to interest paid on accrued, but unpaid preferred dividends compared to the same period in 2017 and an increase in the interest rate charged by Bridge Bank due to an increase in the prime rate. Per the preferred stock agreements, unpaid accrued preferred dividends incur an interest charge calculated at 10% per annum and the interest rate charged by Bridge Bank to the Company increased, partially offset by the short term borrowings on its line of credit with its director/officer that it did not have in 2018.

Income Tax (Benefit) Expense

The Company recorded an income tax expense of $21,000 in 2018 compared to an income tax benefit of ($301,000) in 2017. The Company recorded a $362,000 benefit in 2017 for its AMT credit carryforward pursuant to the Tax Act. Most of the tax expense resulted from the tax provision in Israel which decreased due to a decrease in net income in Israel. Israel is taxed at 7.5% of its pre-tax income.

International Operations

Total revenues from the Company’s international operations decreased by $235,000 or 2% to $12,096,000 in 2018 from $12,331,000 in 2017.  Revenues from international operations comprised 44% of the Company’s total revenue in 2018 compared to 47% in 2017.  The decrease in international revenues compared to the same period in 2017 is primarily due to decline in Europe and Asia Pacific service and maintenance revenues partially offset by an increase in service and maintenance revenues in Japan.

Liquidity and Capital Resources

Operating Activities

The Company generated $2,402,000 of cash from operating activities in 2018 compared to $3,676,000 in 2017.  The decrease in operating cash flows of $1,274,000 resulted from an increased use of $765,000 to reduce accounts payable and accrued expenses, reduced cash generated from deferred revenues of $1,821,000, and an increase in cash used to prepay expenses of $186,000. Partially offsetting the increased uses of cash were an increase in cash generated the collection of accounts receivable of $1,599,000.

Investing Activities

The Company used $3,190,000 for investing activities in 2018 compared to $2,680,000 in 2017. The increase in cash used for investing activities is primarily attributable to an increase of $511,000 in capitalized software development costs.

Financing Activities

The Company generated $118,000 of cash from financing activities in 2018, which is a decrease of $158,000 compared to the same period in 2017. The Company paid $105,000 in preferred stock dividends in 2018 compared to $250,000 in 2017.  In 2017, the Company borrowed $400,000 and repaid $175,000 on the term loan with WAB.  In 2018, the Company paid $225,000 to eliminate its term loan with WAB. In addition, the Company borrowed $11,992,000 and repaid $11,628,000 on its line of credit from WAB in 2018. During the same period in 2017, the Company borrowed $3,843,000 and repaid $1,538,000 on its line of credit from WAB.  In addition, in 2017, the Company borrowed $8,661,000 and repaid $6,734,000 on its line of credit with SVB. The line of credit with SVB was cancelled and fully repaid in August of 2017. The Company borrowed and repaid $350,000 on its line of credit with the CEO/Director during 2017. The Company also generated cash of $84,000 from the exercise of stock options in 2018.

The effect of exchange rates on cash related to the U.S. dollar exchange rates for most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, provided an inflow of $17,000 in 2018 compared to an outflow of $1,000 in 2017.

The Company has a history of net losses and an accumulated deficit of $34,344,000 as of December 31, 2018.  In the year ended December 31, 2018, the Company generated net income of $364,000 compared to net income of $99,000 generated in the year ended 2017.  Further, at December 31, 2018, the Company had a working capital ratio of .61:1, with cash and cash equivalents of $1,276,000 compared to December 31, 2017 when the Company had cash and cash equivalents of $1,924,000.  The decrease in cash and cash equivalents in 2018 was primarily driven by a decrease of cash provided by operations in 2018 compared to 2017, the repayment of the Company’s term loan for $225,000 and an increase in capitalized software development costs of $511,000 in 2018.

As of December 31, 2018, the Company owed $2,669,000 against the line of credit from WAB.   As of December 31, 2018, there was $181,000 available under the line of credit.  The Company has projected revenues that management believes will provide sufficient funds along with the additional borrowings available under its line of credit to sustain its continuing operations through at least April 1, 2020. The Second Modification to Business Financing Agreement increased the availability under the line of credit from $2,400,000 to $2,850,000 (See Note 7 to the Consolidated Financial Statements).

The Company was in compliance with the WAB financial and liquidity covenant as of December 31, 2018 and expects to be able to continue to comply with the required covenants under the modified agreement with WAB for at least the next year.  As a result, the amount due to WAB under the line of credit as of December 31, 2018 were classified in the accompanying consolidated balance sheet in accordance with the repayment terms stipulated in the agreement with WAB.

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

Management’s current operating plan is to maintain and/or reduce operating expenses in order to be aligned with expected revenues.  The primary area of focus will continue to be headcount and costs from outside consultants.  The Company remains focused on maximizing revenue from its revenue generating resources and will continue to repurpose, if necessary, certain personnel to become billable so the Company can continue to improve its liquidity.  The Company has a substantial professional services backlog that resulted from new customers added in 2018 as well as upgrade projects from our existing customers as they move to the latest version of Astea Alliance.   In 2019, the Company will continue to consider ways to reduce operating expenses in certain areas of the Company in order to maintain our liquidity.  However, management has implemented new marketing initiatives which have increased our expected spending in this area in 2019.  We believe the new initiatives will directly contribute to increasing new business, which is essential to our growth.  Operations will generate enough cash to meet obligations at least through April 1, 2020. As noted above, if the Company’s actual results fall short of expectations, the Company will make cost adjustments to improve the Company’s operating cash flows. In addition, we plan to maintain the same level of investment in software development and we do not expect to increase capital expenditures.

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

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual and commercial obligations, as of December 31, 2018:

	Payment Due By Period
	Total	2019	2020-2021	2022-2023	thereafter
Contractual Cash Obligations:
Operating Leases	$3,405,000	$1,252,000	$1,700,000	$453,000	$-
Line of Credit	2,669,000	-	2,669,000	-	-
Total	$6,074,000	$1,252,000	$4,369,000	$453,000	$-

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our balances outstanding on our revolving line of credit with WAB, as the interest rate is variable.  At December 31, 2018, the outstanding balances on our line of credit under the revolving credit facility with WAB was $2,669,000, and the term loan with WAB was fully repaid.

Foreign Currency Risk

All costs associated with the Company’s foreign operations in the United Kingdom, Australia, Japan and Israel are denominated in their respective local currencies and translated into U.S. dollars for financial reporting. As a result, the Company is exposed to risks to the extent that the rate of inflation in any of its foreign operating regions differs from the rate of revaluation of their related currencies in relation to the U.S. dollar or if the timing of such revaluations lags behind inflation in these regions.  In such an event, the costs of the Company’s operations in these regions, measured in U.S. dollars, will change and the U.S. dollar measured results of operations will be affected.

The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency.  For the year ended December 31, 2018, approximately 44% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Astea International Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Astea International Inc. and Subsidiaries (the “Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years then ended and the related notes  (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of ASU 2014-09, Revenue from Contracts with Customers.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ EisnerAmper LLP
We have served as the Company’s auditor since 2015.
EISNERAMPER LLP
Philadelphia, Pennsylvania
April 1, 2019

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,276,000	$1,924,000
Accounts receivable, net of reserves	6,294,000	6,589,000
Prepaid expenses and other current assets	429,000	295,000
Deferred hosting costs	992,000	-
Total current assets	8,991,000	8,808,000

Property and equipment, net	89,000	105,000
Capitalized software development costs, net	4,599,000	4,073,000
Restricted cash	72,000	77,000
Other long-term assets	517,000	506,000
Total assets	$14,268,000	$13,569,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Term note	$-	$225,000
Accounts payable and accrued expenses	4,137,000	3,988,000
Deferred revenues	10,521,000	11,025,000
Total current liabilities	14,658,000	15,238,000

Long-term liabilities:
Borrowings under line of credit	2,669,000	2,305,000
Long-term accrued expenses	323,000	312,000
Deferred revenues	763,000	504,000
Deferred tax liability	49,000	49,000
Total long-term liabilities	3,804,000	3,170,000

Commitments and Contingencies – Note 9

Stockholders’ deficit :
Convertible preferred stock,$.01 par value, shares authorized 5,000,000:
Series A issued and outstanding 826,000 shares	8,000	8,000
Series B issued and outstanding 797,000 shares	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; shares issued 3,659,000 and outstanding 3,617,000 at December 31, 2018; 3,636,000 and outstanding 3,594,000 at December 31, 2017	37,000	36,000
Additional paid-in-capital	31,455,000	31,710,000
Accumulated deficit	(34,344,000)	(35,338,000)
Accumulated other comprehensive loss	(1,150,000)	(1,055,000)
Treasury stock at cost, 42,000 common shares	(208,000)	(208,000)

Total stockholders’ deficit	(4,194,000)	(4,839,000)
Total liabilities and stockholders’ deficit	$14,268,000	$13,569,000

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31,
	2018	2017
Revenues:
Software license fees	$2,790,000	$2,533,000
Subscriptions	4,615,000	2,736,000
Services and maintenance	20,063,000	21,065,000
Total revenues	27,468,000	26,334,000
Costs of revenues:
Cost of software license fees	2,667,000	2,631,000
Cost of subscriptions	1,303,000	852,000
Cost of services and maintenance	13,943,000	14,956,000
Total cost of revenues	17,913,000	18,439,000
Gross profit	9,555,000	7,895,000
Operating expenses:
Product development	1,067,000	1,303,000
Sales and marketing	3,790,000	3,575,000
General and administrative	4,062,000	2,994,000
Total operating expenses	8,919,000	7, 872,000
Income from operations	636,000	23,000
Interest expense, net	251,000	225,000
Income (loss) before income taxes	385,000	(202,000)
Income tax (benefit) expense	21,000	(301,000)
Net income	364,000	99,000
Preferred dividend	500,000	500,000
Net loss allocable/available to common stockholders	$(136,000)	$(401,000)

Basic and diluted loss per share available to common stockholders	$(0.04)	$(0.11)
Weighted average shares outstanding used in computing basic and diluted loss per share	3,608,000	3,594,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended
	December 31,
	2018	2017

Net income	$364,000	$99,000
Other comprehensive income (loss):
Foreign currency translation adjustment	(95,000)	(363,000)
Comprehensive income (loss)	$269,000	$(264,000)
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A convertible preferred stock at par value	Series B convertible preferred stock at par value	Common stock	Additional paid-in- capital	Accumulated other compre- hensive loss	Accumulated deficit	Treasury Stock	Total stockholders’ deficit

Balances at December 31, 2016	$8,000	$8,000	$36,000	$32,075,000	$(692,000)	$(35,437,000)	$(208,000)	$(4,210,000)
Net income	—	—	—	—	—	99,000	—	99,000

Series A and B preferred dividends	—	—	—	(500,000)	—	—	—	(500,000)

Stock-based compensation	—	—	—	135,000	—	—	—	135,000

Other comprehensive loss	—	—	—	—	(363,000)	—	—	(363,000)

Balances at December 31, 2017	8,000	8,000	36,000	31,710,000	(1,055,000)	(35,338,000)	(208,000)	(4,839,000)

Cumulative effect from change in accounting	—	—	—	—	—	630,000	—	630,000

Balances at January 1, 2018	8,000	8,000	36,000	31,710,000	(1,055,000)	(34,708,000)	(208,000)	(4,209,000)

Net income	—	—	—	—	—	364,000	—	364,000

Series A and B preferred dividends	—	—	—	(500,000)	—	—	—	(500,000)

Stock option exercise	—	—	1,000	83,000	—	—	—	84,000

Stock-based compensation	—	—	—	162,000	—	—	—	162,000

Other comprehensive loss	—	—	—	—	(95,000)	—	—	(95,000)

Balances at December 31, 2018	$8,000	$8,000	$37,000	$31,455,000	$(1,150,000)	$(34,344,000)	$(208,000)	$(4,194,000)

See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$364,000	$99,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,679,000	2,653,000
Amortization of deferred financing costs	40,000	113,000
Amortization of deferred hosting costs	964,000	-
(Decrease) increase in provision for doubtful accounts	(147,000)	174,000
Stock-based compensation	162,000	135,000
Deferred income taxes	-	8,000
Changes in operating assets and liabilities:
Receivables	371,000	(1,228,000)
Prepaid expenses and other	(220,000)	(34,000)
Deferred hosting cost	(1,326,000)	-
Other assets	(10,000)	(355,000)
Accounts payable and accrued expenses	(147,000)	618,000
Deferred revenues	(328,000)	1,493,000
Net cash provided by operating activities	2,402,000	3,676,000
Cash flows from investing activities:
Capitalized software development costs	(3,144,000)	(2,633,000)
Purchases of property and equipment	(45,000)	(47,000)
Net cash used in investing activities	(3,189,000)	(2,680,000)
Cash flows from financing activities:
Repayment on line of credit from director/officer	-	(350,000)
Proceeds from line of credit from director/officer	-	350,000
Repayment on term note	(225,000)	(175,000)
Proceeds from term note	-	400,000
Repayment on line of credit from SVB	-	(8,661,000)
Proceeds from line of credit from SVB	-	6,734,000
Repayment on line of credit from WAB	(11,628,000)	(1,538,000)
Proceeds from line of credit from WAB	11,992,000	3,843,000
Dividends paid on preferred stock	(105,000)	(250,000)
Proceeds from exercise of stock options	84,000	-
Payment of deferred financing costs	-	(77,000)
Net cash provided by financing activities	118,000	276,000
Effect of exchange rate changes on cash, cash equivalents and restricted cash	16,000	(1,000)
Net increase (decrease) in cash, cash equivalents and restricted cash	(653,000)	1,271,000
Cash, cash equivalents and restricted cash balance, beginning of year	2,001,000	730,000
Cash, cash equivalents and restricted cash, end of year	$1,348,000	$2,001,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$212,000	$134,000
Cash paid for income taxes	$22,000	$27,000
Supplemental disclosure of non-cash investing and financing activities:
Accrued dividends	$395,000	$500,000
See accompanying notes to the consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Background

Astea International Inc. and Subsidiaries (collectively the “Company” or “Astea”) are a global provider of service management software that addresses the unique needs of companies who manage capital equipment, mission critical assets and human capital.  Clients include Fortune 500 to mid-size companies, which Astea services through Company facilities in the United States, United Kingdom, Australia, Japan, the Netherlands and Israel.  The Company’s principal products are Astea Alliance, FX Service Center and FX Mobile.  Astea Alliance supports the complete service lifecycle, from lead generation and project quotation to service and billing through asset retirement.  FX Service Center is a service management and dispatch solution system that gives organizations command over their field service operations.   FX Mobile offerings include mobile field service automation (“FSA”) systems, which include the wireless devices and support of mobile field technicians using portable, hand-held computing devices. Astea Alliance is also offered as a cloud solution.  By leveraging the cloud delivery model, companies can access a solution that has robust and proven functionality at a lower, more predictable cost, with seamless upgrades and a quicker return on investment.   Since its inception in 1979, Astea has licensed applications to companies in a wide range of sectors including information technology, telecommunications, instruments and controls, business systems, and medical devices. The Company’s sales and marketing efforts are primarily focused on new software licensing (on premise and cloud solutions) and support services for its latest generation of Astea Alliance and FieldCentrix products.
Comparability

Effective January 1, 2018, the Company adopted a new accounting standard. Prior periods were not retrospectively restated, so the consolidated balance sheet as of December 31, 2017 and results of operations for the year ended December 31, 2017 were prepared using an accounting standard that is different than the one in effect for the year ended December 31, 2018. Therefore, the consolidated balance sheets as of December 31, 2018 and December 31, 2017 are not directly comparable, nor are the results of operations for the twelve months ended December 31, 2018 and December 31, 2017.

Accumulated Deficit

The following table presents the cumulative effect adjustment to the beginning accumulated deficit for the new accounting standard adopted by the Company on January 1, 2018:

Accumulated Deficit
Balance, December 31, 2017, as previously reported	$(35,338,000)
Cumulative effect adjustment from the adoption of new accounting standard:
Revenue from Contracts with Customers	630,000
Balance, January 1, 2018, as adjusted	(34,708,000)
Net income	364,000
Balance, December 31, 2018	$(34,344,000)

Recently Adopted Accounting Standards - Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. The standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, under the new guidance, expenses incurred, will be deferred as an asset and will be amortized over the period that services or goods are transferred to the customer.

The Company adopted Revenue from Contracts with Customers on January 1, 2018 using the modified retrospective transition method. Under this method, the Company evaluated contracts that were in effect at January 1, 2018 as if those contracts had been accounted for under the new guidance. The Company did not evaluate individual modifications for those periods prior to the adoption date. The aggregate effect of all modifications as of the adoption date and such effects are provided below. Under the modified retrospective transition approach, periods prior to the adoption date were not adjusted and continue to be reported in accordance with historical, pre-adoption accounting. A cumulative catch up adjustment was recorded to beginning accumulated deficit to reflect the impact of all existing arrangements under Revenue from Contracts with Customers (“new guidance”).

The most significant impact of the adoption of revenue from the new guidance was that the Company deferred $630,000 of incremental hosting costs at the adoption date directly related to hosting customer contracts and the related hosting implementation costs for customers that had not gone live as of the date of adoption.  The Company is amortizing these costs over the remaining life of the contract or expected customer life whichever is longer, once the customer goes live. The contract period is generally 1 to 3 years and the average expected hosting customer life is 2 years.

As noted above, upon adoption on January 1, 2018, the Company now recognizes revenues in accordance with “Revenue from Contracts with Customers”. As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenues when (or as) the Company satisfies a performance obligation.

The Company’s implementation team has completed its project plan, which included evaluating customer contracts across the organization, developing policies, processes and tools to report financial results including expanding our disclosures in the financial statements, and implementing and updating the Company’s internal controls over financial reporting that are necessary under the new standard. The Company designed specific controls related to revenue recognition under the new guidance that were implemented beginning in January 2018.  The Company then identified differences that would result from applying the new requirements and controls of the new standard to its perpetual and subscription sales contracts. The Company completed its analysis of its perpetual contracts under the new standard which supports the recognition of its license fee revenue at the time the license is delivered, consistent with its current revenue policy.

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

The primary change in how we report revenues and expenses under the new guidance is the way we report expenses related to our subscription business. In the past, we deferred all hosting revenue until the customer went live.  This practice continues.  The purpose of this practice is to only recognize subscription revenue over the period in which the customer receives the benefit of using the system (performance obligation is satisfied).  The major change resulting from the adoption of the new guidance relates to costs incurred in getting a hosted customer live.  Through the end of 2017, the Company charged all implementation costs to expense in the period incurred.  Starting January 1, 2018, we defer all implementation related costs on the balance sheet (primarily labor costs and hosting costs) until the customer goes live.  Once live, we report the deferred implementation costs related to that customer ratably over the remaining expected life of the customer contract or two years, whichever is longer.  At this point, based on the Company’s relatively short time-span as a provider of a hosted solution, our analysis shows that the average lifespan of an Astea hosted customer is 2 years. Therefore, we amortize the deferred costs over 2 years or the remaining life of the contract, whichever is longer. This is consistent with the revenue recognition methodology used for the subscription service revenue for that customer. The Company satisfies performance obligations as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

Software license fee revenues are recognized when the software licenses have been delivered to the customer.

See Note 2 to Consolidated Financial Statements for further information related to revenue recognition.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the new revenue standard requirements were as follows:

	As of December 31,		As of January 1,
	2017	Adjustments	2018
Assets
Deferred hosting costs	$-	$630,000	$630,000

Stockholders’ deficit
Accumulated deficit	$(35,338,000)	$630,000	$(34,708,000)

In accordance with requirements of the new revenue standard, the impact of adoption on our consolidated balance sheet and statement of operations for the year ended December 31, 2018 was as follows:

	As of December 31, 2018
	As Reported	Without Adoption	Effect of Change
Assets
Deferred hosting costs	$992,000	$-	$992,000

Equity
Accumulated deficit	$(34,344,000)	$(35,336,000)	$992,000

	For the year ended December 31, 2018

	As Reported	Without Adoption	Effect of Change

Cost of Revenue:
Cost of subscriptions	$1,303,000	$1,479,000	$176,000
Cost of services and maintenance	13,943,000	14,129,000	186,000
Total Cost of Revenue	$17,913,000	$17,551,000	$362,000

Gross Profit	$9,555,000	$9,193,000	$362,000

Net income (loss)	$364,000	$2,000	$362,000
Preferred dividend	500,000	500,000	-
Net loss allocable to common stockholders	$(136,000)	$(498,000)	$362,000
Basic and diluted	$(0.04)	$(0.13)	$.09

The following table summarizes the effects of adopting the new standard requirements on the financial statement line items of the Company’s consolidated statement of cash flows for the year ended December 31, 2018:
	As of December 31, 2018
	As Reported	Without Adoption	Effect of Change
Cash flows from operating activities:
Net income	$364,000	$2,000	$362,000
Amortization of hosting costs	964,000	-	964,000
Deferred hosting costs	(1,326,000)	-	1,326,000

Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts presented on consolidated statement of cash flows:

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$1,276,000	$1,924,000
Restricted cash	72,000	77,000
Total cash, cash equivalents, and restricted cash reported on the consolidated statement of cash flows	$1,348,000	$2,001,000

Amounts included in restricted cash represent funds required to be set aside by a contractual agreement with the office leasing companies in Europe. The restrictions will lapse when the building leases expires.

Operating Matters and Liquidity

The Company has a history of net losses and an accumulated deficit of $34,344,000 as of December 31, 2018.  In the year ended December 31, 2018, the Company generated net income of $364,000 compared to a net income of $99,000 generated in the year ended 2017.  Further, at December 31, 2018, the Company had a working capital ratio of .61:1, with cash and cash equivalents of $1,276,000 compared to December 31, 2017 when the Company had cash and cash equivalents of $1,924,000.  The decrease in cash and cash equivalents in 2018 was primarily driven by a decrease of cash provided by operations in 2018 compared to 2017, the repayment of the Company’s term loan for $225,000 and an increase in capitalized software development costs of $511,000 in 2018.

As of December 31, 2018, the Company owed $2,669,000 against the line of credit from Western Alliance Bank (“WAB”).   As of December 31, 2018, there was $181,000 available under the line of credit.  The Company had a $400,000 term loan with WAB through April 2018. As of April 2018 the Company repaid the term loan in full. The Company has projected revenues that management believes will provide sufficient funds along with the additional borrowings available under its line of credit to sustain its continuing operations through at least April 1, 2020. The Second Modification to Business Financing Agreement increased the availability under the line of credit from $2,400,000 to $2,850,000 (see Note 7).

The Company was in compliance with the WAB financial and liquidity covenant as of December 31, 2018 and expects to be able to continue to comply with the required covenants under the modified agreement with WAB for at least the next year.  As a result, the amount due to WAB under the line of credit as of December 31, 2018 were classified in the accompanying consolidated balance sheet in accordance with the repayment terms stipulated in the agreement with WAB.

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

Management’s current operating plan is to maintain and/or reduce operating expenses in order to be aligned with expected revenues.  The primary area of focus will continue to be headcount and costs from outside consultants.  The Company remains focused on maximizing revenue from its revenue generating resources and will continue to repurpose, if necessary, certain personnel to become billable so the Company can continue to improve its liquidity.  The Company has a substantial professional services backlog that resulted from new customers added in 2018 as well as upgrade projects from our existing customers as they move to the latest version of Astea Alliance.   In 2019, the Company will continue to consider ways to reduce operating expenses in certain areas of the Company in order to maintain our liquidity.  However, management has implemented new marketing initiatives which will increase our spending in this area in 2019.  We believe the new initiatives will directly contribute to increasing new business, which is essential to our growth.  Operations will generate enough cash to meet obligations at least through April 1, 2020. As noted above, if the Company’s actual results fall short of expectations, the Company will make cost adjustments to improve the Company’s operating cash flows. In addition, we plan to maintain the same level of investment in software development and we do not expect to increase capital expenditures.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant assets and liabilities that are subject to estimates include allowances for doubtful accounts and other intangible assets, valuation of deferred tax assets, certain accrued liabilities, share-based awards and expected customer life on SaaS contracts.

Revenue Recognition

Astea’s revenue is principally recognized from three sources: (i) licensing arrangements, (ii) subscription services and (iii) services and maintenance.

The Company markets its products primarily through its direct sales force and resellers.  License agreements do not provide for a right of return, and historically, product returns have not been significant.

In May 2014, the FASB issued the new guidance. The Company adopted the new guidance on January 1, 2018 and applied the modified retrospective method of adoption with a cumulative catch-up adjustment to the opening balance of accumulated deficit at January 1, 2018.  Under this method, the Company applied the revised guidance in the year of adoption and applied the old guidance, Revenue Recognition (“old guidance”), in the prior years.  As a result, the Company applied the new guidance only to contracts that were not yet completed as of January 1, 2018. The Company recognized a cumulative catch-up adjustment to the opening balance of accumulated deficit at the effective date for contracts that still required performance by the Company at the date of adoption. The new guidance outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The five steps are:

1. Identify the contract with a customer.
2. Identify the performance obligations in the contract.
3. Determine the transaction price.
4. Allocate the transaction price to performance obligations in the contract.
5. Recognize revenue when or as the Company satisfies a performance obligation.
The Company satisfies performance obligations as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

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

Revenues from professional services mostly consist of time and material services.  Certain professional service contracts are performed on a fixed price basis and revenue is recognized using the percentage of completion method.  However, fixed price contracts are only utilized on rare occasions.  Performance obligations are satisfied, and revenues are recognized, when the services are provided or when the service term has expired.

In subscription based arrangements, even though customers use the software element, they generally do not have a contractual right to take possession of the software at any time during the hosting period without significant penalty to either run the software on its own hardware or contract with an unrelated third party to host the software. Accordingly, these software as a service (“SaaS”) arrangements, including the software license fees within the arrangements, are accounted for as subscription services provided all other revenue recognition criteria have been met.  The subscription revenue is recognized on a straight-line basis over the performance obligation.  The Company recognize subscription revenue once a customer goes-live ratably over the remaining contract period or customer life whichever is longer. The contract period is typically 1 to 3 years. The average expected life of a customer is 2 years.  The average customer takes about 8 to 10 months to go live. The Company expects the average life of a customer to increase as more customers begin to renew their subscription contracts. When implementation, consulting and training services are bundled with the subscription based arrangement, these services are recognized over the life of the initial contract (performance obligation), once the project goes live.

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

The new guidance prefers that revenue in a contract with multiple performance obligations use the adjusted market approach which includes SSP or TPE or expected cost plus margin approach as the methodology for allocating revenues to software.  The Company uses the Residual Approach for allocating the revenues from a contract to the license component of the sale.  Due to competition, highly variable pricing, customer demographics, varying size of our customers, and other such factors, the Company’s selling prices are considered uncertain for each perpetual license sale.  Therefore, SSP is not an appropriate methodology as it relates to our license revenue.  In terms of TPE as a basis to price our software, our product is unique and expansive in terms of the system’s inherent functionality. There are no directly comparable products in the marketplace today which we could use as the basis to set our standard license pricing based on a comparison with other vendors. In addition, most of the companies with whom we compete, are privately owned, which prevents us from obtaining reliable TPE. Accordingly, the new guidance permits the Company to use the Residual Method for allocating selling price if the first two preferable choices cannot be used. The residual between the total transaction price and the observable standalone selling prices of those performance obligations with observable standalone selling prices is considered to be the estimated standalone selling price of the goods or services underlying the performance obligation.

Astea commonly sells its software products bundled with maintenance and professional services. As noted above, the new standard requires an entity to allocate the transaction price to the distinct performance obligations in a contract on a relative SSP basis. Under the new guidance, “…an entity shall determine the standalone selling price at contract inception of the distinct good or service underlying each performance obligation in the contract and allocate the transaction price in proportion to those standalone selling prices.” SSP is defined as the price at which an entity would sell a promised good or service separately to a customer.  Astea has a history of selling maintenance renewals and professional services on a standalone basis. Therefore, the Company utilizes SSP for its performance obligations as it relates to service and maintenance revenue. In addition, due to the Company having different maintenance and service rates in other parts of the world in which it operates, the Company has developed a reasonable range for its SSP for maintenance and services rather than a single point.

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

The primary change in how we report revenues and expenses under the new guidance will be in the way we report expenses related to our subscription business.  In the past, we deferred all hosting revenue until the customer went live.  This practice will continue.  The purpose of this practice is to only recognize subscription revenue over the period in which the customer receives the benefit of using the system (performance obligation is satisfied).  The major change resulting from the adoption of the new guidance will relate to costs incurred in getting a hosted customer live.  Through the end of 2017, the Company charged all implementation costs to expense in the period incurred.  Starting January 1, 2018, we are deferring all implementation related costs on the balance sheet (primarily labor costs and hosting costs) until the customer goes live.  Once live, we recognize the deferred implementation costs related to that customer ratably over the remaining expected life of the customer contract or two years, whichever is longer.  At this point, based on the Company’s relatively short time-span as a provider of a hosted solution, our analysis shows that the average lifespan of an Astea hosted customer is 2 years. Therefore, we will amortize the deferred cost over 2 years or the remaining life of the contract, whichever is longer.  This is consistent with the revenue recognition methodology used for the subscription service revenue for that customer. The Company satisfies performance obligations as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

We believe that our accounting estimates used in applying our revenue recognition are critical because:

●	the determination that it is probable that the customer will pay for the products and services purchased is inherently judgmental and includes credit risk;
●	determining the performance obligations and transaction price to certain elements in multiple-element arrangements is complex;
●	the determination of whether a service is essential to the functionality of the software is complex and could potentially create a new performance obligation; and
●	the estimated customer life of subscription services.

Changes in the aforementioned items could have a material effect on the type and timing of revenue recognized. In addition, Company’s payment terms and conditions vary by contract and size of customer, although terms generally include a requirement of payment within 30 to 60 days.  In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, and not to facilitate financing arrangements. The Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers.  Due to these factors, no additional credit risk beyond amounts provided by the allowance for doubtful accounts is believed by management to be probable in the Company’s accounts receivable. The Company has not adjusted revenues for customers related to credit risk.

For the years ended December 31, 2018 and 2017, the Company recognized $27,468,000 and $26,334,000, respectively, of revenue related to software license fees, subscription revenue, and services and maintenance.

We present taxes assessed by a governmental authority including sales, use, value added and excise taxes on a net basis and therefore the presentation of these taxes is excluded from our revenues and is included in accrued expenses in the accompanying consolidated balance sheets until such amounts are remitted to the taxing authority.

The Company is engaged in the design, development, marketing and support of its service management software solutions.  All revenues result from selling of license (perpetual and subscription) software products and related professional services and customer support services.  Accordingly, the Company considers itself to have one reporting segment.  The Company’s chief decision maker further reviews financial information presented on a consolidated basis to determine if revenue can be further disaggregated in order to make operating decisions and assessing financial performance. It was determined that all revenue recognized in our consolidated statements of operations is considered to be revenue from contracts with customers, which can be disaggregated by both the timing of revenue recognition and geographic regions (see Note 12 for disaggregated revenues by geographic regions).

The following table depicts the Company’s disaggregation of revenue:

	Years ended
	December 31,
	2018	2017
Timing of Revenue Recognition
Performance obligations transferred at a point in time	$2,790,000	$2,533,000
Performance obligations transferred over time	18,417,000	19,172,000
Performance obligations transferred over time, initiated at go-live	6,261,000	4,629,000
Total revenues	$27,468,000	$26,334,000

The performance obligations transferred at a point in time relates to perpetual license revenue for which there is no deferred revenue as of December 31, 2018 or 2017.  The performance obligations transferred over time consist of professional services that are recognized based on time and materials, as the services are performed. The performance obligation for support services is recognized ratably over time based on the contract life, except for a few fixed price contracts are recognized based on certain milestones. If the customer pays in advance, then the services are deferred until the performance obligation can be met.  For support services, the fee is paid in advance of the performance obligation.  Accordingly, the Company has recorded deferred revenue fixed price contracts and support services for $7,308,000 and $7,424,000 as of December 31, 2018 and 2017, respectively. Performance obligations transferred over time, initiated at go-live, relates to our subscription hosting and our subscription professional services for the implementation. No performance obligation is recognized until the customer is live and has access to the subscription services. Once live, the performance obligation is recognized over time, which is 2 years, the average customer life, or the contract life of a customer, whichever is longer. Because subscription fees are paid in advance, and professional services fees are paid as the services are performed, the revenue from both are deferred until the date in which the customer goes live. The Company has deferred revenue recorded for performance obligations transferred over time, initiated at go-live for hosting and hosting services for $3,211,000 and $3,595,000 as of December 31, 2018 and 2017, respectively.

The long term deferred revenue recorded for $763,000 and $504,000 as of December 31, 2018 and 2017, respectively,  relates to the portion of revenue that will be recognized in greater than one year for hosting implementation services.

Reimbursable Expenses

The Company charges customers for out-of-pocket expenses incurred by its employees during the performance of professional services in the normal course of business.  Billings for out-of-pocket expenses that are reimbursed by the customer are included in revenues with the corresponding expense included in cost of services and maintenance.  During the years ended December 31, 2018 and 2017, the Company billed $377,000 and $463,000, respectively, of reimbursable expenses to customers.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible.  The Company also records an additional allowance based on certain percentages of aged accounts receivables, which are determined based on historical experience and management’s assessment of the general financial conditions affecting the Company’s customer base. Once management determines that an account will not be collected, the account is written off against the allowance for doubtful accounts.  If actual collections experience changes, revisions to the allowance may be required.

Activity in the allowance for doubtful accounts is as follows:

Year Ended December 31	Balance at beginning of year	Reductions	Bad Debt Expense	Balance at end of year
2018	$239,000	$(173,000)	$26,000	$92,000
2017	$66,000	$(1,000)	$174,000	$239,000

The Company reviews accounts receivable on a monthly basis to determine if any accounts receivables will potentially be uncollectible. The Company’s bad debt expense decreased due to a receivable balance deemed to be uncollectible and written off as of December 31, 2018.  Based on a review and the increase in the allowance for doubtful accounts at December 31, 2018, the Company believes its allowance for doubtful accounts as of December 31, 2018 and 2017 is adequate.

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

Capitalized Software Development Costs

The Company capitalizes software development costs incurred during the period from the establishment of technological feasibility through the product’s availability for general release.  Costs incurred prior to the establishment of technological feasibility are charged to product development expense.  Product development expense includes payroll, employee benefits, allocation of indirect costs such as rent, other headcount-related costs associated with product development and any related costs to third parties under sub-contracting arrangements.

Capitalized software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues (current and future revenues) or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company’s estimated life for its capitalized software products is two years based on current sales trends and the rate of product release. The Company continually evaluates whether events or circumstances had occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the net realizable value of each product, which includes the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company’s responsibility set forth at the time of sale.  As of December 31, 2018 and 2017, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs were required.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to credit risk, consist of cash equivalents and accounts receivable.  The Company’s policy is to limit the amount of credit exposure to any one financial institution.  The Company places cash and cash equivalents with financial institutions evaluated as being creditworthy, or investing in short-term money market funds which are exposed to minimal interest rate and credit risk.  Cash balances are maintained with several banks.  Certain accounts may exceed insured limits.

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

Advertising

Advertising costs are expensed when incurred.  Advertising costs for the years ended December 31, 2018 and 2017 were $356,000 and $325,000, respectively, and are included in sales and marketing expenses.

Currency Translation

The international subsidiaries and foreign branch operations translate their assets and liabilities from international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as a component of other comprehensive loss in the accompanying consolidated statements of changes in stockholders’ deficit.  Foreign exchange transaction gains and losses are included in general and administrative expenses in the consolidated statements of operations. General and administrative expenses include exchange losses of $23,000 and $28,000 for the years ended December 31, 2018 and 2017, respectively.

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

The Company had net losses allocable to the common stockholders for the years ended December 31, 2018 and 2017.  All options outstanding at December 31, 2018 and 2017 to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation as the inclusion of these options and shares would have been antidilutive.

Years ended December 31,	2018	2017
Net income	$364,000	$99,000
Preferred dividend	500,000	500,000

Net loss available to common shareholders	(136,000)	(401,000)

Basic and diluted weighted average number of common shares outstanding	3,608,000	3,594,000

Basic and diluted loss per common share	$(0.04)	$(0.11)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments.  The effects are presented in the accompanying consolidated statements of comprehensive income (loss).

Stock Compensation

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and amortizes the estimated option value using an accelerated amortization method where each option grant is split into tranches based on vesting periods.  The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience regarding similar awards, giving consideration to the contractual terms of the share-based awards and employee termination data.  Executive level employees who hold a majority of options outstanding, and non-executive level employees each have similar historical option exercise and termination behavior and thus were grouped for valuation purposes.  The Company’s expected volatility is based on the historical volatility of its traded common stock and places exclusive reliance on historical volatilities to estimate our stock volatility over the expected term of its awards.  The Company has historically not paid common stock dividends.  The risk-free interest rate is based on the yield from the U.S. Treasury zero-coupon bonds with an equivalent term.

Under the Company’s stock option plans, option awards generally vest over a four-year period of continuous service and have a 10-year contractual term. The options granted during 2018 and 2017 were valued using the following assumptions:
	For the year ended	For the year ended
	December 31, 2018	December 31, 2017
	Weighted Average	Weighted Average
Risk-free interest rate	2.63%	1.96%
Expected life (in years)	5.28	4.98
Volatility	77.78%	77.26%
Expected dividends	-	-
Annual forfeiture rate	17.63%	20.98%

The weighted-average fair value of options granted during the years ended December 31, 2018 and 2017 was estimated as $2.54 and $1.17, respectively.

New Accounting Pronouncements - Leases

In February 2016, the FASB issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for the Company beginning January 1, 2019. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients.  The adoption of this guidance will change the way we account for our operating leases and will result in recording the future benefits of those leases as an asset and the related minimum lease payments as a liability on our consolidated balance sheets. The Company anticipates a significant balance sheet gross-up for the right-of-use assets and corresponding liabilities, with no impact to its debt covenant.  The Company does not finance purchases of equipment, but it does have operating leases for office space and equipment in all locations.  The Company has identified all material operating lease agreements.  It has also reviewed all significant contracts for embedded leases.  No embedded leases were identified during this process.

We determine if an arrangement is a lease at inception. All leases to which the Company is a party are operating leases. Beginning January 1, 2019, the operating leases will be reported on our consolidated balance sheet as operating lease right-of-use (ROU) assets and operating lease liabilities. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities will be recognized at the commencement date based on the present value of the lease payments over the lease term. As none of our leases provide an implicit interest rate, we will use our incremental borrowing rate based on the information available at the commencement date in calculating the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option. Lease expense for lease payments will be recognized on a straight-line basis over the lease term.

The new guidance provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits us under the new guidance not to reassess our prior conclusions about lease identification, lease classification and initial direct costs. Astea does not expect to elect the use-of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. Astea expects that this guidance will have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our office and equipment operating leases and providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.  On adoption, we currently expect to recognize operating liabilities in the range of $2,600,000 to $3,200,000, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

The new guidance also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for one of our office equipment leases. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities.  This includes not recognizing ROU assets or lease liabilities for existing short-term leases on those assets in transition.  We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases. We also expect that the adoption of this guidance will result in additional lease-related disclosures in the footnotes to our future consolidated financial statements.

3.  Accounts Receivable

Billed accounts receivable represent billings for the Company’s products and services to end users and value added resellers. Unbilled accounts receivable represents contractual amounts due within one year under software licenses that have been delivered or statements of work for professional services, for work performed but not yet invoiced.  Billed accounts receivable are shown net of reserves for estimated uncollectible amounts.  Accounts receivable, net of allowance for doubtful accounts, consist of the following:

	December 31,
	2018	2017
Billed accounts receivable, net	$5,862,000	$5,815,000
Unbilled accounts receivable	432,000	774,000

	$6,294,000	$6,589,000

4.  Property and Equipment

Property and equipment consist of:

		December 31,
	Useful Life (Years)	2018	2017
Computers and related equipment	3	$4,610,000	$4,564,000
Furniture and fixtures	10	606,000	606,000
Leasehold improvements	The lesser of lease term or 10	477,000	477,000
Software	3	1,088,000	1,089,000
Office equipment	3-7	813,000	813,000
		7,594,000	7,549,000
Less: Accumulated depreciation
and amortization		(7,505,000)	(7,444,000)
		$89,000	$105,000

Depreciation and amortization expense for the years ended December 31, 2018 and 2017 was $61,000 and $73,000, respectively.

5.  Capitalized Software Development Costs

Capitalized software development costs consist of:
Remaining Weighted		December 31,
Average Life		2018	2017
Capitalized software development costs	19.9 months	$35,005,000	$31,861,000
Less: Accumulated amortization		(30,406,000)	(27,788,000)

		$4,599,000	$4,073,000

The Company capitalized software development costs of $3,144,000 and $2,633,000 for the years ended December 31, 2018 and 2017, respectively.  Amortization of capitalized software development costs for the years ended December 31, 2018 and 2017 was $2,618,000 and $2,581,000, respectively, and is reflected in cost of software license fees in the consolidated statements of operations. The Company amortizes software developments costs using the greater of the straight-line basis over the estimated useful lives of the product (two years) or the revenue forecast method.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of:

December 31,	2018	2017
Accounts payable	$648,000	$839,000
Accrued compensation and related benefits	1,755,000	1,788,000
Sales and payroll taxes	694,000	605,000
Preferred dividends	895,000	500,000
Income tax payable	74,000	123,000
Third party software costs	8,000	57,000
Accrued professional services	58,000	58,000
Other accrued liabilities	5,000	18,000
	$4,137,000	$3,988,000

7.           Lines of Credit and Term Note

Line of Credit and Term Loan with Western Alliance Bank

On August 11, 2017, the Company entered into a Business Financing Agreement (the “Financing Agreement”) with Bridge Bank, a division of WAB, which included a revolving line of credit and a term loan. The agreement was to mature on September 1, 2019.

The Financing Agreement with WAB, established a revolving credit line for the Company in the principal amount of up to $2,400,000 (the “Revolving Credit Line”) and a Term Loan of $400,000 (the “Term Loan”).  Availability under the Revolving Credit Line is tied to a borrowing base formula that is based on 80% of the Company’s eligible domestic accounts receivable.  Advances under the Revolving Credit Line (the “Advances”) may be repaid and reborrowed in accordance with the Loan Agreement.  Pursuant to the Financing Agreement, the Company agreed to pay to WAB the outstanding principal amount of all Advances, the unpaid interest thereon, and all other obligations incurred with respect to the Loan Agreement on September 1, 2019.  Interest accrues and is paid monthly at the Wall Street Journal Prime Rate plus 1.5%. At December 31, 2018, the interest rate was 7%.

The original Term Loan provided proceeds of $400,000 to the Company. Beginning in August 2017, for the first six months of the term loan the Company was only required to pay interest. Then for the next 18 months, the Term Loan was to be amortized into monthly payments of principal and interest.  The interest rate on the original Term Loan was the Wall Street Journal Prime Rate plus 1.75%. The Term Loan was modified in November 2017 by the First Modification to Business Financing Agreement (“First Modification”), and as a result, the Company fully repaid the Term Loan by April 30, 2018.  The Company repaid $150,000 of the Term Loan in December 2017, $125,000 in January 2018 and the balance of $125,000 in April 2018.

On July 24, 2018, the Company entered into a Second Modification to Business Financing Agreement (“Loan Modification”) with WAB which amended the First Modification, dated November 22, 2017.  The Loan Modification increased the credit limit under Company’s credit facility to $2,850,000, extended the maturity date of the credit facility through November 15, 2020 and revised and clarified certain covenants and other terms of the credit facility. No other terms or conditions were modified.

The Company expects to be able to continue to comply with the required covenants contained in the agreement with WAB for at least the next year.  As a result, the amounts due to WAB under the line of credit as of December 31, 2018 are classified in the accompanying consolidated balance sheet in accordance with the repayment terms stipulated in the agreement.

As of December 31, 2018 the Company owed $2,669,000 under the revolving line of credit.  The Company incurred $186,000 of interest expense to WAB in 2018.  As of December 31, 2018, there was availability of $181,000 under the line of credit. The Company was in compliance with the financial and liquidity covenants of the Loan Modification as of December 31, 2018.

Subject to certain exceptions, the Loan Modification contains covenants prohibiting the Company from, among other things: (a) conveying, selling, leasing, transferring or otherwise disposing of their properties or assets; (b) liquidating or dissolving; (c) engaging in any business other than the business currently engaged in or reasonably related thereto; (d) entering into any merger or consolidation, or acquiring all or substantially all of the capital stock or property of another entity; (e) becoming liable for any indebtedness; (f) allowing any lien or encumbrance on any of their property; and (g) paying any dividends (other than dividends on outstanding convertible preferred stock); and (i) making payment on subordinated debt.  In addition, actual EBITDA, as defined in the Financing Agreement for the trailing 6-month period must be at least $1 as tested quarterly.

The Loan Modification is secured by a first priority perfected security interest in substantially all of the assets of the Company, excluding the intellectual property of the Company.  The Loan Modification contains a negative covenant prohibiting the Company from granting a security interest in their intellectual property to any party.

Line of Credit with Silicon Valley Bank (SVB)

In August 2017 at the closing of the Financing Agreement with WAB, the Company repaid all outstanding amounts owed to SVB under the Revolving Facility and terminated the Revolving Facility.  The Company incurred $74,000 of interest expense to SVB for the year ended December 31, 2017.

Line of Credit with Chief Executive Officer/Director

In April 2017, the Company extended its Revolving Loan Agreement and associated Revolving Promissory Note with its Chief Executive Officer/Director.  This loan agreement provided an unsecured $1,000,000 revolving line of credit to the Company.   The line of credit matured on May 1, 2018 and was not renewed.

8. Income Taxes

Pre-tax income (loss) for domestic locations for the years ended December 31, 2018 and 2017 was $1,090,000 and ($610,000), respectively.  Foreign locations had pre-tax (loss) income of ($705,000) and $408,000 in 2018 and 2017, respectively.

The provision (benefit) for income taxes is as follows:

Years ended December 31,	2018	2017
Current:
Federal	$8,000	$(354,000)
State	-	-
Foreign	13,000	45,000
	$21,000	$(309,000)
Deferred:
Federal	$-	$-
State	-	-
Foreign	-	8,000

	$21,000	$(301,000)

The effective tax rate differed from the statutory U.S. federal income tax rate as follows:

	Year ended December 31,
	2018	2017
Statutory tax rate	(21.0%)	(34.0%)
Effect of tax reform	-%	1,964.8%
Permanent differences	(7.4%)	29.7%
Difference between statutory and foreign rates	(0.4%)	(91.4%)
Other	(14.7%)	(107.5%)
Change in foreign NOLs	(339.4%)	-%
Valuation allowance	377.4%	(1,910.6%)

	(5.5%)	(149.0%)

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

The approximate income tax effect of each type of temporary difference is as follows:

December 31,	2018	2017
Deferred tax assets: Timing of revenue recognition	$1,180,000	$1,000,000
Accruals and reserves not currently deductible for tax	249,000	248,000
Domestic net operating loss carryforwards	8,147,000	8,485,000
Foreign net operating loss carryforwards	2,380,000	3,559,000
Depreciation and amortization	27,000	69,000
Non-qualified stock options	250,000	230,000
Amortization of deductible goodwill	56,000	83,000
Other	18,000	20,000

Total deferred tax assets	12,307,000	13,694,000
Deferred tax liabilities:
Capitalized software development costs	(1,204,000)	(1,061,000)
Revenue recognition	(124,000)	-
Israel deferred tax liability	(49,000)	(49,000)

Total deferred tax liabilities	(1,377,000)	(1,110,000)

Net deferred tax asset before valuation allowance	10,930,000	12,584,000
Valuation allowance	(10,979,000)	(12,633,000)

Net deferred tax liabilities	$(49,000)	$(49,000)

Realization of deferred tax assets is primarily dependent on future taxable income, the amount and timing of which is uncertain.  The valuation allowance is adjusted on a periodic basis to reflect management’s estimate of the realizable value of the net deferred tax assets. A valuation allowance has been recorded for the net deferred tax asset for all jurisdictions with the exception of a $49,000 deferred tax liability recorded for the Company’s subsidiary located in Israel.

Taxable income for the Israeli subsidiary was $268,000 and $595,000 for the years ended December 31, 2018 and 2017, respectively.  The Israeli subsidiary has a tax provision of $13,000 and $53,000 for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, the Company had generated U.S. net operating loss carryforwards of approximately $28,499,000 of which $28,499,000 will expire from 2020 to 2037, net operating losses generated after December 31, 2017 can be carried over indefinitely.

The NOL carryforwards are available to reduce future taxable income.  However, the NOL carryforwards may be, or become subject to, an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions.  This could limit the amount of NOL’s that the Company can utilize annually to offset future taxable income or tax liabilities.  The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to an ownership change.  Subsequent ownership changes may further affect the limitation in future years.  If and when the Company utilizes the NOL carryforwards in a future period, it will perform an analysis to determine the effect, if any of these loss limitation rules on the NOL carryforward balances.  Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, therefore, the Company may not be able to take full advantage of these carryforwards for federal income tax purposes.

The Company has identified its Federal tax return and its state returns in Pennsylvania and California as “major” tax jurisdictions.  Based on the Company’s evaluation, it concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2014 and subsequent years through 2018, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on a tax authority audit and does not anticipate any adjustments that will result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of operations.  For the years ended December 31, 2018 and 2017, there were no interest or penalties related to uncertain tax positions.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Act repeals the Alternative Minimum Tax (“AMT”) for years beginning after December 31, 2017 and allows Companies with existing AMT credit carryforwards to receive future refunds of the credit.  As a result, the Company has recorded an AMT credit benefit of $362,000 and recorded a corresponding long term receivable as of December 31, 2017.  The Company believes that the most significant impact on its consolidated financial statements was the reduction of approximately $3,900,000 for the deferred tax assets related to net operating losses and other assets, which was recorded as of December 31, 2017.  Such reduction was offset by changes to the Company’s valuation allowance.  Additionally, the Company has investments in various foreign subsidiaries for which at December 31, 2018 and 2017, the cumulative earnings and profits of these entities was estimated to be negative.  Accordingly, the Company has not recorded any amount for the transition tax enacted under the Act. There was no additional impact in 2018.

As of December 31, 2018 and 2017 the Company maintained a 100% valuation allowance for its non-Israeli deferred tax assets, based on the uncertainty of the realization of the deferred tax assets due to the uncertainty of future taxable income. The Company is closely evaluating and monitoring the deferred tax assets, especially the net operating losses, every quarter along with all available evidence to determine a valuation allowance release may be needed in the future.

9. Commitments and Contingencies

Leases

The Company leases facilities and equipment under non-cancelable operating leases which may include escalation clauses.  Rent expense for facility leases for the years ended December 31, 2018 and 2017 was $1,148,000 and $922,000, respectively.  Equipment and vehicle lease expense for the years ended December 31, 2018 and 2017 was $156,000 and $131,000, respectively.

Future minimum lease payments under the Company’s operating leases as of December 31, 2018 are as follows:

2019	1,252,000
2020	932,000
2021	768,000
2022	452,000
2023	1,000

Litigation

From time to time, the Company may be involved in certain legal actions and customer disputes arising in the ordinary course of business. In the Company’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

10. Profit Sharing Plan/Savings Plan

The Company maintains a discretionary profit sharing plan, including a voluntary Section 401(k) feature, covering all qualified and eligible employees. Company contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  The Company may match 25% of eligible employees’ contributions to the 401(k) plan up to a maximum of 1.5% of each employee’s compensation. It was determined by the Board of Directors that there would be a match in 2018 and 2017. The Company elected to match 25% of 6% of compensation for each eligible employee’s contributions to the 401(k) plans in 2018 and 2017 for a total match of $96,000 and $78,000, respectively.

11. Equity Plans

Share-Based Awards

Compensation costs in 2018 and 2017 include compensation costs for share-based payments granted to employees and directors based on the estimated grant date fair value.

As of December 31, 2018, the total unrecognized compensation cost related to non-vested options amounted to $266,000, which is expected to be recognized over the options’ weighted average remaining vesting period of 2.71 years.

The Company has Stock Option Plans (the “Plans”) under which incentive and non-qualified stock options may be granted to its employees, officers, directors and others. Generally, incentive stock options are granted at fair value, become exercisable over a four-year period, and are subject to the employee’s continued employment. Non-qualified options are granted at exercise prices determined by the Board of Directors and vest over varying periods.  A summary of the status of the Company’s stock options as of December 31, 2018 and 2017 and changes during the years then ended are as follows:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
	Shares	Wtd. Avg. Exercise Price Per Share	Shares	Wtd. Avg. Exercise Price Per Share

Balance, December 31, 2016	710,000	$2.73	485,000	$3.12
Granted	135,000	1.86
Forfeited	(99,000)	3.23
Expired	(43,000)	4.50

Balance, December 31, 2017	703,000	$2.39	426,000	$2.74
Granted	125,000	3.90
Exercised	(23,000)	3.65
Forfeited	(18,000)	2.11
Expired	(25,000)	4.10
Balance, December 31, 2018	762,000	$2.54	478,000	$2.45

There are 453,000 shares available for granting future options as of December 31, 2018.  It is the Company’s policy to issue shares from authorized but unissued common stock when stock options are exercised.

The following table summarizes outstanding options that are vested and expected to vest under the Company’s stock option plans as of December 31, 2018:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding Options	762,000	$2.54	5.84	$2,511,000

Vested and Expected to Vest	701,000	$2.51	5.60	$2,334,000
Options Exercisable	478,000	$2.45	4.38	$1,620,000
Options Exercised	23,000	3.65	-	$34,600

The following table shows total share-based compensation expense included in the consolidated statements of operations:

	Years Ended
	December 31, 2018	December 31, 2017
Cost of services and maintenance	$24,000	$21,000
Sales and marketing	4,000	2,000
General and administrative	134,000	112,000
Stock-based compensation expense	$162,000	$135,000

Convertible Preferred Stock

Series A

On September 24, 2008, the Company issued 826,000 shares of Series-A Convertible Preferred Stock (“Series A Preferred Stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, and if, declared by the Company’s Board of Directors, quarterly in arrears. At December 31, 2018, there were accrued dividends of $541,000.

The Series A Preferred Stock may be converted into common stock at the rate of one share of common for each share of Series A Preferred Stock. The Company has rights to cause conversion of all of the shares of Series A Preferred Stock outstanding. The Company may redeem, subject to board approval, all of the shares of Series A Preferred Stock then outstanding at a price equal to the greater of (i) 130% of the purchase price plus all accrued and unpaid dividends and (ii) the fair market value of such number of shares of common stock which the holder of the Series A Preferred Stock would be entitled to receive had the redeemed Series A Preferred Stock been converted immediately prior to the redemption. Each and every outstanding share of Series A Preferred Stock is subject to mandatory and automatic conversion into shares of common stock if the closing price of the common stock as reported by the principal exchange or quotation system on which such common stock is traded or reported exceeds 300% of the then current conversion price for 30 consecutive trading days.   In the event of a liquidation of the Company, the holder of the Series A and Series B preferred stock shall be entitled to receive in preference to the holders of the common stock, the original amount invested in the preferred stock plus any unpaid and accrued dividends. Preferred stock dividends on the Series A are declared quarterly by the Board of Directors.

The Company reports the Series A Preferred Stock on the Company’s consolidated balance sheet within stockholders’ deficit.

Series B

On June 20, 2014, the Company issued 797,000 of Series-B Convertible Preferred Stock (“Series B Preferred Stock”) to its Chief Executive Officer at a price of $2.51 per share in exchange for the cancellation of $2,000,000 of outstanding principal owed to its Chief Executive Officer under a Revolving Promissory Note dated March 26, 2014.

The Series B Preferred Stock may be converted into shares of common stock on a one-to-one ratio, subject to customary anti-dilution provisions.  The Series B Preferred Stock is entitled to a quarterly dividend, which accrues at an annual rate of 10%.  The Company’s Chief Executive Officer may convert 100% of his shares of the Series B Preferred Stock into shares of common stock. Each and every outstanding share of Series B Preferred Stock is subject to mandatory and automatic conversion into shares of common stock if the closing price of the common stock as reported by the principal exchange or quotation system on which such common stock is traded or reported exceeds 300% of the then current conversion price for 30 consecutive trading days.  The Company may redeem all of the outstanding shares of the Series B Preferred Stock issued at a price per share equal to 300% of the purchase price.  The Series B Preferred Stock ranks senior to the common stock and on parity with the Company’s Series A Preferred Stock.  In the event of a liquidation of the Company, the holder of the Series B and Series A Preferred Stock shall be entitled to receive in preference to the holders of the common stock, the original amount invested in the preferred stock plus any unpaid and accrued dividends.  Preferred stock dividends on the Series B are declared quarterly by the Board of Directors.  At December 31, 2018, there were accrued dividends of $354,000.

The Company reports the Series B Preferred Stock on the Company’s consolidated balance sheet within stockholders’ deficit.

12. Geographic Region Data

The Company and its subsidiaries are engaged in the design, development, marketing and support of its service management software solutions.  Substantially all revenues result from the license of the Company’s software products and related professional services and customer support services.  The Company’s chief decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance.  Accordingly, the Company considers itself to have three geographic regions as follows:

Year ended December 31,	2018	2017
Revenues
Software license fees
United States	$1,258,000	$1,188,000
Europe	602,000	239,000
Asia/Pacific	930,000	1,106,000
Total foreign software license fees	1,532,000	1,345,000
Total software license fees	2,790,000	2,533,000
Subscriptions
United States	2,182,000	1,522,000
Europe	1,299,000	787,000
Asia/Pacific	1,134,000	427,000
Total foreign subscriptions	2,433,000	1,214,000
Total subscriptions	4,615,000	2,736,000
Services and maintenance
United States	11,933,000	11,292,000
Europe	2,394,000	3,580,000
Asia/Pacific	5,736,000	6,193,000
Total foreign services and maintenance revenue	8,130,000	9,773,000
Total services and maintenance revenue	20,063,000	21,065,000
Total revenue	$27,468,000	$26,334,000
Net income (loss)
United States	$1,011,000	$(262,000)
Europe	(998,000)	65,000
Asia/Pacific	351,000	296,000
Net income (loss)	$364,000	$99,000
Long-lived assets
United States	$5,126,000	$4,605,000
Europe	82,000	88,000
Asia/Pacific	69,000	68,000
Total long-lived assets	$5,277,000	$4,761,000
Total assets
United States	$11,572,000	$9,890,000
Europe	1,008,000	967,000
Asia/Pacific	1,688,000	2,712,000
Total assets	$14,268,000	$13,569,000

13. Selected Consolidated Quarterly Financial Data (Unaudited)

2018 Quarter Ended	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Revenues	$7,015,000	$7,125,000	$6,632,000	$6,696,000
Gross profit	2,577,000	2,310,000	2,458,000	2,210,000
Net income (loss)	124,000	(70,000)	304,000	6,000
Net income (loss) allocable to common shareholders	(1,000)	(195,000)	179,000	(119,000)
Basic and diluted net income (loss) per share	$0.00	$(0.05)	$0.05	$(0.03)
Shares used in computing basic and diluted net income (loss) per share (in thousands)	3,619	3,607	3,594	3,594

2017 Quarter Ended	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Revenues	$7,895,000	$6,482,000	$5,956,000	$6,001,000
Gross profit	2,811,000	2,003,000	1,559,000	1,522,000
Net income (loss)	819,000	186,000	(227,000)	(679,000)
Net income (loss) allocable to common shareholders	694,000	61,000	(352,000)	(804,000)
Basic and diluted net income (loss) per share	$0.19	$.02	$(.0.10)	$(0.22)
Shares used in computing basic and diluted net income (loss) per share (in thousands)	3,594	3,594	3,594	3,594

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated, as of the end of the period covered by this Form 10-K, the design adequacy and operating the effectiveness of our disclosure controls and procedures (as defined in as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures as of such date are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures that are designed to reasonably assure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”).

Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.

Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●
provide reasonable assurance that our transactions are recorded as necessary to permit the preparation of our financial statements in accordance with accounting principles generally accepted in the U.S., and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

●	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal controls over financial reporting was effective as of December 31, 2018.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as the rules of the Securities and Exchange Commission applicable to the Company do not require such an attestation report and permit us to provide only management’s report in this Form 10-K.

Changes in Internal Controls Over Financial Reporting

There were no changes in ICFR during the quarter ended December 31, 2018 that materially affected ICFR or are reasonably likely to materially affect it.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its 2019 Annual Meeting of Stockholders proposed to be held on June 21, 2019, and the information therein is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)(A)	Consolidated Financial Statements.

i)	Consolidated Balance Sheets at December 31, 2018 and 2017.
ii)	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017.
iii)	Consolidated Statement of Comprehensive Loss for the years ended December 31, 2017 and 2017.
iv)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017.
v)	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017.
vi)	Notes to the Consolidated Financial Statements.

(a)(1)(B)	Report of Independent Registered Public Accounting Firm.

(a)(2)	Schedules.

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

10.16#
Amendment No.1 to Revolving Loan Agreement between Astea International Inc. and Zack Bergreen dated March 26, 2014 (Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014).

10.17#
Revolving Promissory Note between Astea international Inc., as borrower, and Zack Bergreen, as lender, dated March 26, 2014 (Incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014).

10.18
Loan and Security Agreement among Astea International Inc., Network Data, Inc., Virtual Service Corporation, FC Acquisition Corp., and Silicon Valley Bank dated June 13, 2014 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2014).

10.19
Preferred Stock Purchase Agreement between the Astea International Inc. and Zack Bergreen dated June 20, 2014 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2014).

10.20#	2016 Stock Option Plan (Incorporated herein by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A filed April 29, 2016).
10.21
Business Financing Agreement among Astea International Inc., Network Data, Inc. and Western Alliance Bank, dated August 11, 2017 (Incorporated herein by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2017).

10.22#
Amendment No. 4 to Revolving Loan Agreement between Astea International Inc. and Zack Bergreen dated April 26, 2017 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017).

10.23
Second Modification to Business Financing Agreement, dated as of July 24, 2018, by and among Astea International Inc., Network Data, Inc., and Western Alliance Bank (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2018).

10.25#
2018 Chief Operating Officer – North American Sales Compensation Plan, effective November 1, 2018 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018).

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
** Paper filing
#   Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTEA INTERNATIONAL INC.

By: /s/Zack Bergreen
Zack Bergreen
Chief Executive Officer

April 1, 2019

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

Signature	Title	Date

/s/ Zack Bergreen	Chief Executive Officer	April 1, 2019
Zack Bergreen	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ Rick Etskovitz	Chief Financial Officer	April 1, 2019
Rick Etskovitz	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Keith Schneck	Director	April 1, 2019
Keith Schneck

/s/ Eric Siegel	Director	April 1, 2019
Eric Siegel

/s/ Mark Simon	Director	April 1, 2019
Mark Simon