Form 10-Q
period 2019-03-31
ASTEA INTERNATIONAL INC
filed 2019-05-15
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          March 31, 2019
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	ATEA	OTCQB

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
 Yes   X      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☒	Emerging growth company	☐	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           No   X

As of May 10, 2019, 3,616,549 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2019 (Unaudited)	2018*
ASSETS
Current assets:
Cash and cash equivalents	$1,440,000	$1,276,000
Accounts receivables, net of reserves allowance of $92,000 (unaudited) and $92,000, respectively	5,047,000	6,294,000
Prepaid expenses and other current assets	505,000	429,000
Deferred hosting costs	1,178,000	992,000
Total current assets	8,170,000	8,991,000

Property and equipment, net	120,000	89,000
Capitalized software development costs, net	4,751,000	4,599,000
Restricted cash	73,000	72,000
Other long-term assets	524,000	517,000
Right-of-use assets	2,849,000	-
Total assets	$16,487,000	$14,268,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,276,000	$4,137,000
Current lease liabilities	848,000	-
Deferred revenues	10,039,000	10,521,000
Total current liabilities	15,163,000	14,658,000

Long-term liabilities:
Borrowings under line of credit	2,256,000	2,669,000
Long-term accrued expenses	335,000	323,000
Deferred tax liability	49,000	49,000
Deferred revenues, net of current portion	976,000	763,000
Lease liabilities, net of current portion	2,001,000	-
Total long-term liabilities	5,617,000	3,804,000

Commitments and contingencies

Stockholders’ deficit:
Convertible preferred stock, $.01 par value, shares authorized 5,000,000: Series A issued and outstanding 826,000 shares	8,000	8,000
Series B issued and outstanding 797,000 shares	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; shares issued 3,659,000 and outstanding 3,617,000	37,000	37,000
Additional paid-in-capital	31,347,000	31,455,000
Accumulated deficit	(34,289,000)	(34,344,000)
Accumulated other comprehensive loss	(1,196,000)	(1,150,000)
Treasury stock at cost, 42,000 common shares	(208,000)	(208,000)
Total stockholders’ deficit	(4,293,000)	(4,194,000)
Total liabilities and stockholders’ deficit	$16,487,000	$14,268,000
* Derived from audited financial statements See accompanying notes to the unaudited condensed consolidated financial statements.

 ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2019	2018

Revenues:
Software license fees	$700,000	$419,000
Subscriptions	1,226,000	828,000
Services and maintenance	4,694,000	5,449,000
Total revenues	6,620,000	6,696,000
Costs of revenues:
Cost of software license fees	702,000	729,000
Cost of subscriptions	255,000	234,000
Cost of services and maintenance	3,390,000	3,523,000
Total cost of revenues	4,347,000	4,486,000
Gross profit	2,273,000	2,210,000
Operating expenses:
Product development	163,000	214,000
Sales and marketing	976,000	1,001,000
General and administrative	1,001,000	948,000
Total operating expenses	2,140,000	2,163,000

Income from operations	133,000	47,000
Interest expense, net	74,000	35,000

Income before income taxes	59,000	12,000
Income tax expense	4,000	6,000
Net income	55,000	6,000
Preferred dividend	125,000	125,000
Net loss allocable to common stockholders	$(70,000)	$(119,000)

Basic and diluted loss per share allocable to common stockholders	$(0.02)	$(0.03)

Weighted average shares outstanding used in computing basic and diluted loss per common share	3,617,000	3,594,000

See accompanying notes to the unaudited condensed consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Net income	$55,000	$6,000
Other comprehensive loss:
Foreign currency translation adjustment	(46,000)	(104,000)
Comprehensive income (loss)	$9,000	$(98,000)

            See accompanying notes to the unaudited condensed consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Series A convertible preferred stock at par value	Series B convertible preferred stock at par value	Common stock	Additional paid-in- capital	Accumulated other compre- hensive loss	Accumulated deficit	Treasury stock	Total stockholders’ deficit
Balances at December 31, 2017	$8,000	$8,000	$36,000	$31,710,000	$(1,055,000)	$(35,338,000)	$(208,000)	$(4,839,000)
Cumulative effect from change in accounting	—	—	—	—	—	630,000	—	630,000

Net income	—	—	—	—	—	6,000	—	6,000

Series A and B preferred stock dividends	—	—	—	(125,000)	—	—	—	(125,000)

Stock-based compensation	—	—	—	31,000	—	—	—	31,000

Other comprehensive loss	—	—	—	—	(104,000)	—	—	(104,000)

Balances at March 31, 2018	$8,000	$8,000	$36,000	$31,616,000	$(1,159,000)	$(34,702,000)	$(208,000)	$(4,401,000)

Balances at December 31, 2018	$8,000	$8,000	$37,000	$31,455,000	$(1,150,000)	$(34,344,000)	$(208,000)	$(4,194,000)

Net income	—	—	—	—	—	55,000	—	55,000

Series A and B preferred stock dividends	—	—	—	(125,000)	—	—	—	(125,000)

Stock-based compensation	—	—	—	17,000	—	—	—	17,000

Other comprehensive loss	—	—	—	—	(46,000)	—	—	(46,000)

Balances at March 31, 2019	$8,000	$8,000	$37,000	$31,347,000	$(1,196,000)	$(34,289,000)	$(208,000)	$(4,293,000)

See accompanying notes to the unaudited condensed consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$55,000	$6,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	689,000	726,000
Non cash lease expense	283,000	-
Amortization of deferred financing costs	8,000	7,000
Amortization of deferred hosting costs	98,000	11,000
Stock-based compensation	17,000	31,000
Changes in operating assets and liabilities:
Receivables	1,318,000	326,000
Prepaid expenses and other	(60,000)	(183,000)
Deferred hosting costs	(284,000)	(363,000)
Other assets	(7,000)	(7,000)
Accounts payable, current and non-current accrued expenses	(7,000)	(112,000)
Deferred revenues	(244,000)	144,000
Lease liabilities	(283,000)	-
Net cash provided by operating activities	1,583,000	586,000
Cash flows from investing activities:
Purchases of property and equipment	(45,000)	(9,000)
Capitalized software development costs	(827,000)	(900,000)
Net cash used in investing activities	(872,000)	(909,000)
Cash flows from financing activities:
Dividend payments on preferred stock	(125,000)	-
Payment on term note from Bridge Bank	-	(125,000)
Payments on line of credit from Bridge Bank	(5,286,000)	(3,472,000)
Proceeds on line of credit from Bridge Bank	4,873,000	3,445,000
Net cash used in financing activities	(538,000)	(152,000)
Effect of exchange rate changes on cash	(8,000)	34,000
Net increase (decrease) in cash, cash equivalents and restricted cash	165,000	(441,000)
Cash, cash equivalents and restricted cash, beginning of period	1,348,000	2,001,000
Cash, cash equivalents and restricted cash, end of period	$1,513,000	$1,560,000
Supplemental disclosure of cash flows information:
Cash paid for interest	$66,000	$29,000
Supplemental disclosure of non-cash flows information:
Accrued preferred dividends	$125,000	$125,000
See accompanying notes to the unaudited condensed consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements at March 31, 2019 and for the three month periods ended March 31, 2019 and 2018 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest annual report (Form 10-K) and our Form 10-Q’s for the quarters ended March 31, 2018, June 30, 2018, and September 30, 2018. The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2019.

Comparability

The condensed consolidated financial statements for the period ended March 31, 2019 are presented under the new Lease standard, while the comparative period presented has not been adjusted and continues to be reported in accordance with the previous standard.  The Lease standard requires lessees to recognize a right-of-use ("ROU") asset and lease liability for all leases on the condensed consolidated balance sheet beginning January 1, 2019 with no modification to prior periods.

Recently Adopted Accounting Standards- Leases

In February 2016, the FASB issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance was effective for the Company on January 1, 2019. The guidance was adopted on a modified retrospective basis and provides for certain practical expedients.  The adoption of this guidance changed the way we account for our operating leases, which resulted in the Company recording the future benefits of those leases as an asset and the related minimum lease payments as a liability on our condensed consolidated balance sheets. The Company reported a significant balance sheet gross-up for the right-of-use assets and corresponding liabilities, with no impact to its debt covenant.  The Company does not finance purchases of equipment, but it does have operating leases for office space and equipment in all locations.  The Company has identified all material operating lease agreements.  It has also reviewed all significant contracts for embedded leases.  No embedded leases were identified during this process.

We determine if an arrangement is a lease at inception. All leases to which the Company is a party are operating leases. Beginning January 1, 2019, the operating leases are being reported on our condensed consolidated balance sheet as operating lease ROU assets and current and noncurrent operating lease liabilities. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities will be recognized at the commencement date based on the present value of the lease payments over the lease term. As none of our leases provide an implicit interest rate, we used our incremental borrowing rate based on the information available at the commencement date in calculating the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option.

The new guidance provides a number of optional practical expedients in transition. The Company elected the package of practical expedients which permitted us under the new guidance not to reassess our prior conclusions about lease identification, lease classification and initial direct costs. Astea did not elect the use-of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. On adoption, we recognized operating liabilities of $3,132,000, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

The new guidance also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for one of our office equipment leases. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities.  This includes not recognizing ROU assets or lease liabilities for existing short-term leases on those assets in transition.  We elected the practical expedient to not separate lease and non-lease components for all of our leases. As expected, the adoption of this guidance resulted in additional lease-related disclosures in the footnotes to our condensed consolidated financial statements (see Note 5).

Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same such amounts presented on the condensed consolidated statement of cash flows:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$1,440,000	$1,276,000
Restricted cash	73,000	72,000
Total cash, cash equivalents, and restricted cash reported on the consolidated statements of cash flows	$1,513,000	$1,348,000

Amounts included in restricted cash represent funds required to be set aside by a contractual agreement with the   building leasing companies in Europe. The restrictions will lapse when the building leases expires.

Operating Matters and Liquidity

The Company has a history of net losses and an accumulated deficit of $34,289,000 as of March 31, 2019.  In the first three months of 2019, the Company generated net income of $55,000 compared to income of $6,000 generated in the first three months of 2018.  Further, at March 31, 2019, the Company had a working capital ratio of .54:1, with cash and cash equivalents of $1,440,000 compared to December 31, 2018 when the Company had cash and cash equivalents of $1,276,000.  The increase in cash and cash equivalents for the first three months 2019 was primarily driven by an increase of cash provided by operations in 2019 compared to 2018 and a decrease in capitalized software development costs, partially offset by an increase in repayments of the Company’s line of credit and the dividend payment.

As of March 31, 2019, the Company owed $2,256,000 against the line of credit from Western  Alliance Bank (“WAB”).   As of March 31, 2019, the availability under the line of credit was $594,000.  The Company has projected revenues that management believes will provide sufficient funds along with the additional borrowings available under its line of credit to sustain its continuing operations through at least May 16, 2020. The Second Loan Agreement increased the availability under the line of credit from $2,400,000 to $2,850,000 (see Note 4).

The Company was in compliance with the WAB financial and liquidity covenant as of March 31, 2019 and expects to be able to continue to comply with the required covenants under the modified agreement with WAB for at least the next year.  As a result, the amount due to WAB under the line of credit as of March 31, 2019 were classified in the accompanying consolidated balance sheet in accordance with the repayment terms stipulated in the agreement with WAB.

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

Management’s current operating plan is to maintain and/or reduce operating expenses in order to be aligned with expected revenues.  The primary area of focus will continue to be headcount and costs from outside consultants.  The Company remains focused on maximizing revenue from its revenue generating resources and will continue to repurpose, if necessary, certain personnel to become billable so the Company can continue to improve its liquidity.  The Company has a substantial professional services backlog that resulted from new customers added in 2018 as well as upgrade projects from our existing customers as they move to the latest version of Astea Alliance.   In 2019, the Company will continue to consider ways to reduce operating expenses in certain areas of the Company in order to maintain our liquidity.  However, management has implemented new marketing initiatives which have increased our spending in this area in 2019.  We believe the new initiatives will directly contribute to increasing new business, which is essential to our growth.  Operations will generate enough cash to meet obligations at least through May 16, 2020. As noted above, if the Company’s actual results fall short of expectations, the Company will make cost adjustments to improve the Company’s operating cash flows. In addition, we plan to maintain the same level of investment in software development and we do not expect to increase capital expenditures.

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

2.	NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In August 2018, the FASB issued guidance modifying the disclosure requirements on fair value measurements. The amendments add, modify, and eliminate certain disclosure requirements on fair value measurements. The guidance is effective for reporting periods beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our condensed consolidated financial statements.

In June 2016, the FASB issued an accounting standard update that requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The accounting standard update will be effective for us beginning January 1, 2020. We expect to adopt this accounting standard update on a modified retrospective basis and we are currently evaluating the impact of this accounting standard update on our condensed consolidated financial statements.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to credit risk, consist of cash, cash equivalents and accounts receivable.  The Company’s policy is to limit the amount of credit exposure to any one financial institution.  The Company places investments with financial institutions evaluated as being creditworthy, or investing in short-term money market funds which are exposed to minimal interest rate and credit risk.  Cash balances are maintained with several banks.  Certain operating accounts may exceed insured limits.

The Company sells its products to customers involved in a variety of industries including information technology, medical devices and diagnostic systems, industrial controls and instrumentation and retail systems.  While the Company does not require collateral from its customers, it does perform continuing credit evaluations of its customers’ financial condition.

4.	LINE OF CREDIT and TERM NOTE

Line of Credit and Term Loan with Western Alliance Bank

On August 11, 2017, the Company entered into a Business Financing Agreement (the “Financing Agreement”) with Bridge Bank, a division of WAB, which included a revolving line of credit and a term loan. The agreement was to mature on September 1, 2019.

The Financing Agreement with WAB, established a revolving credit line for the Company in the principal amount of up to $2,400,000 (the “Revolving Credit Line”) and a Term Loan of $400,000 (the “Term Loan”).  Availability under the Revolving Credit Line is tied to a borrowing base formula that is based on 80% of the Company’s eligible domestic accounts receivable.  Advances under the Revolving Credit Line (the “Advances”) may be repaid and reborrowed in accordance with the Loan Agreement.  Pursuant to the Financing Agreement, the Company agreed to pay to WAB the outstanding principal amount of all Advances, the unpaid interest thereon, and all other obligations incurred with respect to the Loan Agreement on September 1, 2019.  Interest accrues and is paid monthly at the Wall Street Journal Prime Rate plus 1.5%. At March 31, 2019, the interest rate was 7%.

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

The Company expects to be able to continue to comply with the required covenants contained in the agreement with WAB for at least the next year.  As a result, the amounts due to WAB under the line of credit and term loan as of March 31, 2019 are classified in the accompanying consolidated balance sheet in accordance with the repayment terms stipulated in the agreement.

As of March 31, 2019 the Company owed $2,256,000 under the revolving line of credit.  The Company incurred $54,000 of interest expense to WAB in the first three months of 2019.  As of March 31, 2019, there was availability of $594,000 under the line of credit. The Company was in compliance with the financial and liquidity covenants of the Loan Modification as of March 31, 2019.

Subject to certain exceptions, the amended Financing Agreement contains covenants prohibiting the Company from, among other things: (a) conveying, selling, leasing, transferring or otherwise disposing of their properties or assets; (b) liquidating or dissolving; (c) engaging in any business other than the business currently engaged in or reasonably related thereto; (d) entering into any merger or consolidation, or acquiring all or substantially all of the capital stock or property of another entity; (e) becoming liable for any indebtedness; (f) allowing any lien or encumbrance on any of their property; and (g) paying any dividends (other than dividends on outstanding convertible preferred stock); and (i) making payment on subordinated debt.  In addition, actual EBITDA, as defined in the Financing Agreement for the trailing 6-month period must be at least $1 as tested quarterly.

The amended Financing Agreement is secured by a first priority perfected security interest in substantially all of the assets of the Company, excluding the intellectual property of the Company.  The Loan Modification contains a negative covenant prohibiting the Company from granting a security interest in their intellectual property to any party.

5.	LEASES

The Company adopted the new lease standard on January 1, 2019 using the modified retrospective transition method. Prior periods were not retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. The Company elected the package of practical expedients permitted under the transition guidance within the new lease standard, which among other things, allowed the Company to continue to account for existing leases based on the historical lease classification. The Company also elected the practical expedients to combine lease and non-lease components for its office leases, which primarily relate to ancillary expenses such as common area maintenance charges and management fees.

The Company determines if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company’s leases are primarily related to operating leases for its corporate office and subsidiaries, office equipment and cars. The Company's leases have remaining lease terms of less than 1 to 4 years, and sometimes include options to renew. Renewal and termination options are included in the lease term when it is reasonably certain that the Company will exercise the option. However, it has been the Company’s experience to renegotiate a lease and not renew based on the terms of the lease.

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As all of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate plus some additional considerations for the term of the lease, based on the information available at the lease commencement date, to determine the present value of lease payments. Based on the present value of lease payments for the Company's existing leases, the Company recorded ROU assets and lease liabilities of approximately $3,132,000 upon adoption on January 1, 2019.  There was one lease at one of our subsidiaries that was renewed for 2 years  effective at January 1, 2019 that is included in the lease liability. The Company had no finance leases.

The impact of the new lease standard on the March 31, 2019 condensed consolidated balance sheet was as follows:

March 31, 2019
Right-of-use assets	$2,849,000

Current lease liabilities	848,000
Noncurrent lease liabilities	2,001,000
Total lease liabilities	$2,849,000
Weighted average remaining lease term	2.5 years
Weighted average discount rate	7.17%

Total operating lease costs for the three months ended March 31, 2019 and March 31, 2018 were $320,000 and $326,000, respectively, which is included in operating cost on the condensed consolidated income statement.

The following table provides supplemental cash flow information related to our operating leases at March 31, 2019:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$320,000

The following table shows the future maturities of lease liabilities for leases in effect as of March 31, 2019:

Lease Liabilities
2019 (excluding the three months ended March 31, 2019)	$960,000
2020	1,049,000
2021	837,000
2022	452,000
2023	1,000
Total lease payments	3,298,000
Less: imputed interest	(449,000)
Total	$2,849,000

6.	INCOME TAXES

The Company has identified its federal tax return and its state returns in Pennsylvania and California as “major” tax jurisdictions.  Based on the Company’s evaluation, it concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2014 through 2018, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on a tax authority audit and does not anticipate any adjustments that will result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest accrued is recorded in interest expense or interest income, respectively, in the condensed consolidated statement of operations.  For the three months ended March 31, 2019 and 2018, there were no interest or penalties related to uncertain tax positions.

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

As of March 31, 2019, we had approximately $10.9 million of net deferred tax assets, against which we provided a 100% valuation allowance.  Our net deferred tax assets were generated primarily by operating losses.  Accordingly, it is more likely than not, that we will not realize these assets through future operations.

7.	EQUITY

Share-Based Awards

Compensation costs include share-based payments granted to employees and directors based on the estimated grant date fair value. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton (“Black-Scholes”) option-pricing formula and amortizes the estimated option value using an accelerated amortization method where each option grant is split into tranches based on vesting periods.  The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience regarding similar awards, giving consideration to the contractual terms of the share-based awards and employee termination data.  Executive level employees who hold a majority of options outstanding, and non-executive level employees each have similar historical option exercise and termination behavior and thus were grouped for valuation purposes.  The Company’s expected volatility is based on the historical volatility of its traded common stock and places exclusive reliance on historical volatilities to estimate our stock volatility over the expected term of its awards.  The Company has historically not paid dividends to common stockholders and has no foreseeable plans to issue dividends.  The risk-free interest rate is based on the yield from the U.S. Treasury zero-coupon bonds with an equivalent term.

As of March 31, 2019, the total unrecognized compensation cost related to non-vested options amounted to $546,000, which is expected to be recognized over the options’ weighted average remaining vesting period of 3.55 years.

The Company has Stock Option Plans (the “Plans”) under which incentive and non-qualified stock options may be granted to its employees, officers, directors and others. Generally, incentive stock options are granted at fair value, become exercisable over a four-year period, have a 10-year contractual term and are subject to the employee’s continued employment.  Non-qualified options are granted at exercise prices determined by the Board of Directors and vest over varying periods.

Activity under the Company’s stock option plans for the three months ended March 31, 2019 is as follows:

	OPTIONS OUTSTANDING
	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2018	762,000	$2.54
Granted	185,000	$5.86
Forfeited	(60,000)	$2.64
Balance, March 31, 2019	887,000	$3.20

There are 328,000 shares available for granting future options as of March 31, 2019.  It is the Company’s policy to issue shares from authorized but unissued common stock when stock options are exercised.

The following table summarizes outstanding options under the Company’s stock option plans as of March 31, 2019:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	887,000	$3.20	6.32	$2,503,000

Ending Vested and Exercisable	564,000	$2.39	4.63	$2,035,000

Options Vested and Expected to Vest	778,000	$2.96	5.87	$2,377,000

Convertible Preferred Stock

Series A

On September 24, 2008, the Company issued 826,000 shares of Series-A Convertible Preferred Stock (“Series A Preferred Stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, and if, declared by the Company’s Board of Directors, quarterly in arrears. At March 31, 2019, there were accrued dividends of $546,000.

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

The Series B Preferred Stock may be converted into shares of common stock on a one-to-one ratio, subject to customary anti-dilution provisions.  The Series B Preferred Stock is entitled to a quarterly dividend, which accrues at an annual rate of 10%.  The Company’s Chief Executive Officer may convert 100% of his shares of the Series B Preferred Stock into shares of common stock. Each and every outstanding share of Series B Preferred Stock is subject to mandatory and automatic conversion into shares of common stock if the closing price of the common stock as reported by the principal exchange or quotation system on which such common stock is traded or reported exceeds 300% of the then current conversion price for 30 consecutive trading days.  The Company may redeem all of the outstanding shares of the Series B Preferred Stock issued at a price per share equal to 300% of the purchase price.  The Series B Preferred Stock ranks senior to the common stock and on parity with the Company’s Series A Preferred Stock.  In the event of a liquidation of the Company, the holder of the Series B and Series A Preferred Stock shall be entitled to receive in preference to the holders of the common stock, the original amount invested in the preferred stock plus any unpaid and accrued dividends.  Preferred stock dividends on the Series B are declared quarterly by the Board of Directors.  At March 31, 2019, there were accrued dividends of $349,000.

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

The Company had net losses allocable to the common stockholders for the years ended March 31, 2019 and 2018.  All options outstanding at March 31, 2019 and 2018 to purchase shares of common stock and shares of common stock issued on the assumed conversion of the eligible preferred stock were excluded from the diluted loss per common share calculation as the inclusion of these options and shares would have been antidilutive.

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net income	$55,000	$6,000
Preferred dividend	125,000	125,000
Net loss allocable to common shareholders	$(70,000)	$(119,000)
Denominator:
Basic and diluted weighted average number of common shares outstanding	3,617,000	3,594,000
Basic and diluted loss per common share	$(0.02)	$(0.03)

9.	GEOGRAPHIC REGION DATA

The Company and its subsidiaries are engaged in the design, development, marketing and support of its service management software solutions.  Substantially all revenues result from the license of the Company’s software products and related professional services and customer support services.  The Company’s executive management reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance.  Accordingly, the Company considers itself to have three geographic regions as follows:

	Three Months Ended March 31,
	2019	2018
Revenues
Software license fees
United States	$369,000	$324,000
Europe	52,000	50,000
Asia/Pacific	279,000	45,000
Total foreign software license fees revenue	331,000	95,000
Total software license fees	700,000	419,000
Subscriptions
United States	679,000	416,000
Europe	276,000	272,000
Asia/Pacific	271,000	140,000
Total foreign subscriptions	547,000	412,000
Total subscription revenue	1,226,000	828,000
Services and maintenance
United States	2,989,000	3,334,000
Europe	630,000	590,000
Asia/Pacific	1,075,000	1,525,000
Total foreign services and maintenance revenue	1,705,000	2,115,000
Total services and maintenance revenue	4,694,000	5,449,000
Total revenue	$6,620,000	$6,696,000
Net income (loss)
United States	$211,000	$(61,000)
Europe	(200,000)	(56,000)
Asia/Pacific	44,000	123,000
Net income	$55,000	$6,000

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This document contains various forward-looking statements and information that are based on management's beliefs, assumptions made by management and information currently available to management.  Such statements are subject to various risks and uncertainties, which could cause actual results to vary materially from those contained in such forward-looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected.   Certain of these, as well as other risks and uncertainties are described in more detail herein and in Astea International Inc.’s (“Astea or the Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in its “Summary of Accounting Policies,” Note 2, in the Company’s 2018 Annual Report on Form 10-K.  The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgments and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue from Contracts with Customers

Astea’s revenue is principally recognized from three sources: (i) licensing arrangements, (ii) subscription services and (iii) services and maintenance.

The Company markets its products primarily through its direct sales force and resellers.  License agreements do not provide for a right of return, and historically, product returns have not been significant.

Revenue from Contracts with Customers outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

The guidance prefers that revenue in a contract with multiple performance obligations use the adjusted market approach which includes SSP or TPE or expected cost plus margin approach as the methodology for allocating revenues to software.  The Company uses the Residual Approach for allocating the revenues from a contract to the license component of the sale.  Due to competition, highly variable pricing, customer demographics, varying size of our customers, and other such factors, the Company’s selling prices are considered uncertain for each perpetual license sale.  Therefore, SSP is not an appropriate methodology as it relates to our license revenue.  In terms of TPE as a basis to price our software, our product is unique and expansive in terms of the system’s inherent functionality. There are no directly comparable products in the marketplace today which we could use as the basis to set our standard license pricing based on a comparison with other vendors. In addition, most of the companies with whom we compete, are privately owned, which prevents us from obtaining reliable TPE. Accordingly, the guidance permits the Company to use the Residual Method for allocating selling price if the first two preferable choices cannot be used. The residual between the total transaction price and the observable standalone selling prices of those performance obligations with observable standalone selling prices is considered to be the estimated standalone selling price of the goods or services underlying the performance obligation.

Astea commonly sells its software products bundled with maintenance and professional services. As noted above, the guidance requires an entity to allocate the transaction price to the distinct performance obligations in a contract on a relative SSP basis. Under the guidance, “…an entity shall determine the standalone selling price at contract inception of the distinct good or service underlying each performance obligation in the contract and allocate the transaction price in proportion to those standalone selling prices.” SSP is defined as the price at which an entity would sell a promised good or service separately to a customer.  Astea has a history of selling maintenance renewals and professional services on a standalone basis. Therefore, the Company utilizes SSP for its performance obligations as it relates to service and maintenance revenue. In addition, due to the Company having different maintenance and service rates in other parts of the world in which it operates, the Company has developed a reasonable range for its SSP for maintenance and services rather than a single point.

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

Once live, we recognize the deferred implementation costs related to that customer ratably over the remaining expected life of the customer contract or two years, whichever is longer.  At this point, based on the Company’s relatively short time-span as a provider of a hosted solution, our analysis shows that the average lifespan of an Astea hosted customer is 2 years. Therefore, we amortize the deferred cost over 2 years or the remaining life of the contract, whichever is longer.  This is consistent with the revenue recognition methodology used for the subscription service revenue for that customer. The Company satisfies performance obligations as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

We believe that our accounting estimates used in applying our revenue recognition are critical because:

•	the determination that it is probable that the customer will pay for the products and services purchased is inherently judgmental and includes credit risk;
•	determining the performance obligations and transaction price to certain elements in multiple-element arrangements is complex;
•	the determination of whether a service is essential to the functionality of the software is complex and could potentially create a new performance obligation; and
•	the estimated customer life of subscription services.

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

At March 31, 2019 and December 31, 2018, no individual customer accounted for 10% or more of accounts receivable, net. For the three months ended March 31, 2019 and 2018, no individual customer accounted for 10% or more of total revenue.

We present taxes assessed by a governmental authority including sales, use, value added and excise taxes on a net basis and therefore the presentation of these taxes is excluded from our revenues and is included in accrued expenses in the accompanying consolidated balance sheets until such amounts are remitted to the taxing authority.

The Company is engaged in the design, development, marketing and support of its service management software solutions.  All revenues result from selling of license (perpetual and subscription) software products and related professional services and customer support services.  Accordingly, the Company considers itself to have one reporting segment.  The Company’s chief decision maker further reviews financial information presented on a consolidated basis to determine if revenue can be further disaggregated in order to make operating decisions and assessing financial performance. It was determined that all revenue recognized in our consolidated statements of operations is considered to be revenue from contracts with customers, which can be disaggregated by both the timing of revenue recognition and geographic regions (see Note 9 of the condensed consolidated financial statements for disaggregated revenues by geographic regions).

The following table depicts the Company’s disaggregation of revenue:

	Quarters ended
	March 31,
	2019	2018
Timing of Revenue Recognition
Performance obligations transferred at a point in time	$700,000	$419,000
Performance obligations transferred over time	4,481,000	5,239,000
Performance obligations transferred over time, initiated at go-live	1,439,000	1,038,000
Total revenues	$6,620,000	$6,696,000

The performance obligations transferred at a point in time relates to perpetual license revenue for which there is no deferred revenue as of March 31, 2019 or 2018.  The performance obligations transferred over time consist of professional services that are recognized based on time and materials, as the services are performed. The performance obligation for support services is recognized ratably over time based on the contract life, except for a few fixed price contracts are recognized based on certain milestones. If the customer pays in advance, then the services are deferred until the performance obligation can be met.  For support services, the fee is paid in advance of the performance obligation.  Accordingly, the Company has recorded deferred revenue from fixed price contracts and support services of $6,513,000 and $7,217,000 as of March 31, 2019 and 2018, respectively. Performance obligations transferred over time, initiated at go-live, relates to our subscription hosting and our subscription professional services for the implementation. No performance obligation is recognized until the customer is live and has access to the subscription services. Once live, the performance obligation is recognized over time, which is 2 years, the average customer life, or the contract life of a customer, whichever is longer. Because subscription fees are paid in advance, and professional services fees are paid as the services are performed, the revenue from both are deferred until the date in which the customer goes live. The Company has deferred revenue recorded for performance obligations transferred over time, initiated at go-live for hosting and hosting services for $3,525,000 and $3,744,000 as of March 31, 2019 and 2018, respectively.

The long term deferred revenue reported as $976,000 and $763,000 as of March 31, 2019 and 2018, respectively, relates to the portion of revenue that will be recognized in greater than one year for hosting implementation services.

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

Capitalized software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company's estimated life for its capitalized software products is two years based on current sales trends and the rate of product release.  The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the net realizable value of each product, which includes the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company's responsibility set forth at the time of sale. As of March 31, 2019, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

Currency Translation

The international subsidiaries and foreign branch operations translate their assets and liabilities from international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as a component of other comprehensive loss in the accompanying consolidated statements of changes in stockholders’ deficit.  Foreign exchange transaction gains and losses are included in general and administrative expenses in the consolidated statements of operations. General and administrative expenses include a foreign exchange transaction loss of $8,000 for the three months ended March 31, 2019 and a $2,000 gain for the three months ended March 31, 2018.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

Revenues

Total revenues decreased by $76,000 or 1%, to $6,620,000 for the three months ended March 31, 2019 from $6,696,000 for the three months ended March 31, 2018.  Software license fee revenues increased $281,000, or 67%, from the same quarter in 2018.  Subscription revenues increased $398,000 or 48% to $1,226,000 from the same period last year. Services and maintenance revenue for the three months ended March 31, 2019 decreased $755,000 or 14% from the same quarter in 2018.

Software license fee revenues increased 67% to $700,000 in the first quarter of 2019 from $419,000 in the first three months of 2018.  Astea Alliance license revenues increased $297,000 or 78%, to $679,000 in the first three months of 2019 from $382,000 in the first three months of 2018.  The increase was primarily due to higher perpetual license sales in all regions with Japan generating the the largest increase.  FieldCentrix license sales consisted of $21,000 in the first three months of 2019 from sales to existing customers who expanded their user counts.

Subscription revenue increased 48% to $1,226,000 in the first three months of 2019 from $828,000 in the first three months of 2018.  The increase resulted from a number of hosted customers who went live in the later part of 2018 and the first three months of 2019.  In addition, many hosted customers increased their user counts.  The Company signed several new Software as a Service (SaaS) customers in the first three months of 2019, although the associated hosting revenue may not be recognized until the new customers go-live.

Services and maintenance revenues decreased by 14% to $4,694,000 in the first three months of 2019 compared to $5,449,000 in the first three months of 2018.  Astea Alliance service and maintenance revenues decreased by $638,000 or 13% compared to the first three months of 2018.  The decrease was mainly attributable to a decrease in services in US, Japan and Asia Pacific, offset by a 7% increase in services in Europe. Increases in services and maintenance revenue in Europe was related to the increase in license sales that closed in the last three months of 2018 and in the first three months of 2019. Service and maintenance revenues generated by FieldCentrix decreased by $177,000 or 19% to $502,000 in the first three months of 2019 compared to $619,000 during the same period in 2018.  The decrease is due to a reduction in upgrade projects for existing customers.

Costs of Revenues

Cost of software license fees decreased slightly by 4% to $702,000 in the first three months of 2019 from $729,000 in the first three months of 2018.  Included in the cost of software license fees are the costs of capitalized software amortization and the cost of all third party software embedded in the Company’s software licenses which are sold to customers.  Amortization of capitalized software development costs was $675,000 for the first three months in 2019 compared to $716,000 for the same period in 2018. The gross margin percentage on software license sales was less than (.2%) in the first three months of 2019 compared to (74%) in the first three months of 2018.  The improvement in the license margin resulted primarily from the increase in software license fees revenue in the first three months of 2019.

Cost of subscriptions increased 9% to $255,000 in the first three months of 2019 from $234,000 in the first months of 2018. The increase in cost of subscriptions is mainly attributed to adding more customers and increased hosting compliance costs in the first three months of 2019 compared to the same period in 2018. The cost would have been higher in the first quarter of 2019 but the Company transitioned to a lower cost provider of SaaS cloud services.  The gross margin percentage on hosting was 79% in the first three months of 2019 compared to 72% in the first three months of 2018.  The improvement in the license margin resulted primarily from the increase in subscription revenue in the first three months of 2019 and using a lower cost provider for our cloud services.

Cost of services and maintenance decreased 4% to $3,390,000 in the first three months of 2019 from $3,523,000 in the three months of 2018. The decrease in cost of service and maintenance is mainly attributed to a decrease in headcount and travel expense in all regions offset by increase in recruiting cost. The gross margin percentage was 28% in the first three months of 2019 compared to 35% in the first three months of 2018.  The decrease was mainly due to lower service revenue in the first three months of 2019.

Gross Profit

Gross profit increased by 3% to $2,273,000 in the first three months of 2019 from $2,210,000 in the first three months of 2018 primarily due to an increase of all software license fees and subscription revenues as well as less cost of revenues related to less amortization of software licenses and less headcount.  As a percentage of revenue, gross profit in the first three months of 2019 was 34% compared to 33% in the first three months of 2018.

Operating Expenses

Product Development

Product development expenses decreased 24% to $163,000 in the first three months of 2019 from $214,000 in the first three months of 2018.  Fluctuations in product development expense from period to period result from the amount of product development expense that is capitalized.  Development costs of $827,000 were capitalized in the first quarter of 2019 compared to $900,000 during the same period in 2018 due to less resources working on developing the latest version of Alliance software.  Gross product development expense was $990,000 in the first three months of 2019 compared to $1,114,000 during the same quarter in 2018.  The decrease was primarily due to a favorable exchange rate on the Israeli shekel relative to the U.S. dollar, as the majority of development work is performed in Israel. Product development expense as a percentage of revenues was 2% in the first three months of 2019 and 3% in the first three months of 2018.

Sales and Marketing

Sales and marketing expense decreased 2% to $976,000 in the first three months of 2019 from $1,001,000 in the first three months of 2018.  The decrease in sales and marketing expense resulted from a decrease in sales headcount. The Company continues to expand its marketing presence through additional efforts to increase awareness of our products in order to improve lead generation and sales opportunities.  Increased awareness occurs through additional webinars in all regions focused on the vertical industries in which the Company operates, attendance at more trade shows, and new strategies to improve lead generation for the Company’s sales force as a percentage of revenues, sales and marketing expense was 15% in the first three months of 2019 and 2018.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, and various costs associated with the Company’s status as a public company.  General and administrative expenses increased 6% to $1,001,000 during the first three months of 2019 from $948,000 in the first three months of 2018 mainly due to increased professional fees, investor relations costs and salary and benefit increases in the first quarter of 2019.  As a percentage of revenue, general and administrative expenses were 15% in the first quarter of 2019 compared to 14% in the first quarter of 2018.

Net Interest Expense

Net interest expense was $74,000 in the first three months of 2019 compared to $35,000 in the first three months of 2018. The increase in interest expense is mainly due to interest paid on accrued, but unpaid preferred dividends compared to the same period in 2018 and an increase in the interest rate charged by Bridge Bank due to an increase in the prime rate. Per the preferred stock agreements, unpaid accrued preferred dividends incur an interest charge calculated at 10% per annum.

Income Tax Expense

The Company reported a provision for income tax of $4,000 for first three months of 2019 compared to $6,000 for the same quarter in 2018.  The tax provisions result from operations in Israel.

International Operations

The Company’s international operations generated revenues of $2,583,000 in the first three months of 2019, a decrease of 2% over the same period in 2018.  Revenues from international operations comprised 39% of the Company’s total revenue for the first three months in 2019 and 2018.  The decrease in international revenues compared to the same period in 2018 is primarily due to decreases in Japan services revenues partially offset by an increase in Europe and Asia-Pacific revenues.

Liquidity and Capital Resources

    Operating Activities

The Company generated $1,583,000 of cash from operating activities in the first three months of 2019 compared to $586,000 in the first three months of 2018.  The increase in operating cash flows of $997,000 resulted from an increase in cash generated by net income of $49,000 offset by $320,000 of non-cash charges, an increase in cash generated by the collection of accounts receivable of $992,000, a reduction of cash used for $105,000 which increased accounts payable and accrued expenses, a reduction of $79,000 for deferred hosting costs and a decrease in prepaid expenses of $123,000. Partially offsetting the increased uses of cash were reduced cash generated from deferred revenues of $388,000.

    Investing Activities

The Company used $872,000 for investing activities in the first three months of 2019 compared to $909,000 for the first three months of 2018.  The decrease in cash used for investing activities is primarily attributable to a decrease of $73,000 in capitalized software development costs partially offset by an increase of $36,000 for the acquisition of property and equipment.

Financing Activities

The Company used $538,000 in cash from financing activities in the first three months of 2019, which is $386,000 more than the $152,000 used in 2018.  There were $125,000 of preferred stock dividend payments in the first three months of 2019 compared to no payments in the first three months of 2018.   In addition, the Company borrowed $4,873,000 and repaid $5,286,000 on its line of credit from WAB in the first three months of 2019 and the Company borrowed $3,445,000 and repaid $3,597,000 on its line of credit 2018. The Company repaid $125,000 on the term loan with WAB in 2018.

The effect of exchange rates on cash related to the U.S. dollar exchange rates for most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, provided an outflow of $8,000 in the first three months of 2019 compared to an inflow of $34,000 in the first three months of 2018.

    Operating Matters and Liquidity

The Company has a history of net losses and an accumulated deficit of $34,289,000 as of March 31, 2019.  In the first three months of 2019, the Company generated net income of $55,000 compared to net income of $6,000 in the first three months of 2018.  Further, at March 31, 2019, the Company had a working capital ratio of .54:1, with cash and cash equivalents of $1,440,000 compared to December 31, 2018 when the Company had cash and cash equivalents of $1,276,000.  The increase in cash and cash equivalents for the first three months 2019 was primarily driven by an increase of cash provided by operations in 2019 compared to 2018 and a decrease in capitalized software development costs, partially offset by a decrease in repayments of the Company’s line of credit and the dividend payment.

As of March 31, 2019, the Company owed $2,256,000 against  the line of credit from Western Alliance Bank (“WAB”).   As of March 31, 2019, the availability under the line of credit was $594,000.   The Company had a $400,000 term loan with WAB through April 2018. As of April 2018 the Company repaid the term loan in full. The Company has projected revenues that management believes will provide sufficient funds along with the additional borrowings available under its line of credit to sustain its continuing operations through at least May 16, 2020. The Second Loan Agreement increased the availability under the line of credit from $2,400,000 to $2,850,000 (see Note 4 to the condensed consolidated financial statements).

The Company was in compliance with the WAB financial and liquidity covenant as of March 31, 2019 and expects to be able to continue to comply with the required covenants under the modified agreement with WAB for at least the next year.  As a result, the amount due to WAB under the line of credit as of March 31, 2019 were classified in the accompanying consolidated balance sheet in accordance with the repayment terms stipulated in the agreement with WAB.

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

Management’s current operating plan is to maintain and/or reduce operating expenses in order to be aligned with expected revenues.  The primary area of focus will continue to be headcount and costs from outside consultants.  The Company remains focused on maximizing revenue from its revenue generating resources and will continue to repurpose, if necessary, certain personnel to become billable so the Company can continue to improve its liquidity.  The Company has a substantial professional services backlog that resulted from new customers added in 2018 as well as upgrade projects from our existing customers as they move to the latest version of Astea Alliance.   In 2019, the Company will continue to consider ways to reduce operating expenses in certain areas of the Company in order to maintain our liquidity.  However, management has implemented new marketing initiatives which have increased our spending in this area in 2019.  We believe the new initiatives will directly contribute to increasing new business, which is essential to our growth.  Operations will generate enough cash to meet obligations at least through May 16, 2020. As noted above, if the Company’s actual results fall short of expectations, the Company will make cost adjustments to improve the Company’s operating cash flows. In addition, we plan to maintain the same level of investment in software development and we do not expect to increase capital expenditures.

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

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.  Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency.   We do not hold financial instruments for trading purposes.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our balances outstanding on our revolving line of credit with WAB, as the interest rate is variable.  At March 31, 2018, the outstanding balances on our line of credit under the revolving credit facility with WAB was $2,256,000.

Foreign Currency Risk. All costs associated with the Company’s foreign operations in the United Kingdom, Australia, Japan and Israel are denominated in their respective local currencies and translated into U.S. dollars for financial reporting.  As a result, the Company is exposed to risks to the extent that the rate of inflation in many of its foreign operating regions differs from the rate of revaluation of their related currencies in relation to the U.S. dollar or if the timing of such revaluations lags behind inflation in these regions.  In such an event, the costs of the Company’s operations in these regions, measured in U.S. dollars, will change and the U.S. dollar measured results of operations will be affected.

The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency.  For the three months ended March 31, 2019, approximately 39% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, we implemented internal controls for the new accounting standard adopted during the period, Leases, but there were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.          RISK FACTORS

In addition to the risk factors set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect the Company’s business, financial condition or future results. The risks described in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

ASTEA INTERNATIONAL INC.

Date: May 15, 2019	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2019	/s/Rick Etskovitz
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