Form 10-Q
period 2019-06-30
ASTEA INTERNATIONAL INC
filed 2019-08-13
CIK 945989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          June 30, 2019
or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from ____ to ____

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

Large accelerated filer	❑	Accelerated filer	❑	Non-accelerated filer	❑
Smaller reporting company	⌧	Emerging growth company	❑	(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           No   X

As of August 8, 2019, 3,649,049 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q
QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019 (Unaudited)	2018*
ASSETS
Current assets:
Cash and cash equivalents	$1,839,000	$1,276,000
Accounts receivables, net of reserves allowance of $91,000 (unaudited) and $92,000, respectively	5,053,000	6,294,000
Prepaid expenses and other current assets	368,000	429,000
Deferred hosting costs	1,464,000	992,000
Total current assets	8,724,000	8,991,000

Property and equipment, net	161,000	89,000
Capitalized software development costs, net	4,534,000	4,599,000
Restricted cash	72,000	72,000
Other long-term assets	528,000	517,000
Right-of-use assets	2,567,000	-
Total assets	$16,586,000	$14,268,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,101,000	$4,137,000
Current lease liabilities	1,017,000	-
Deferred revenues	10,613,000	10,521,000
Total current liabilities	15,731,000	14,658,000

Long-term liabilities:
Borrowings under line of credit	2,647,000	2,669,000
Long-term accrued expenses	359,000	323,000
Deferred tax liability	49,000	49,000
Deferred revenues, net of current portion	1,259,000	763,000
Lease liabilities, net of current portion	1,550,000	-
Total long-term liabilities	5,864,000	3,804,000

Commitments and contingencies

Stockholders’ deficit:
Convertible preferred stock, $.01 par value, shares authorized 5,000,000: Series A issued and outstanding 826,000 shares	8,000	8,000
Series B issued and outstanding 797,000 shares	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,691,000 and 3,659,000 shares; outstanding 3,649,000 and 3,617,000 shares, respectively	37,000	37,000
Additional paid-in-capital	31,333,000	31,455,000
Accumulated deficit	(34,875,000)	(34,344,000)
Accumulated other comprehensive loss	(1,312,000)	(1,150,000)
Treasury stock at cost, 42,000 common shares	(208,000)	(208,000)
Total stockholders’ deficit	(5,009,000)	(4,194,000)
Total liabilities and stockholders’ deficit	$16,586,000	$14,268,000
*Derived from audited financial statements See accompanying notes to the unaudited condensed consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Revenues:
Software license fees	$462,000	$892,000	$1,162,000	$1,311,000
Subscriptions	1,233,000	864,000	2,459,000	1,692,000
Services and maintenance	4,720,000	4,876,000	9,414,000	10,325,000
Total revenues	6,415,000	6,632,000	13,035,000	13,328,000
Costs of revenues:
Cost of software license fees	922,000	497,000	1,624,000	1,226,000
Cost of subscriptions	304,000	191,000	559,000	425,000
Cost of services and maintenance	3,120,000	3,486,000	6,510,000	7,009,000
Total cost of revenues	4,346,000	4,174,000	8,693,000	8,660,000
Gross profit	2,069,000	2,458,000	4,342,000	4,668,000
Operating Expenses:
Product development	443,000	153,000	606,000	367,000
Sales and marketing	990,000	977,000	1,966,000	1,978,000
General and administrative	1,123,000	948,000	2,124,000	1,896,000
Total operating expenses	2,556,000	2,078,000	4,696,000	4,241,000
(Loss) income from operations	(487,000)	380,000	(354,000)	427,000
Interest expense, net	65,000	64,000	139,000	99,000
(Loss) income before income taxes	(552,000)	316,000	(493,000)	328,000
Income tax expense	34,000	12,000	38,000	18,000
Net (loss) income	(586,000)	304,000	(531,000)	310,000
Preferred dividend	125,000	125,000	250,000	250,000
Net (loss) income allocable to common stockholders	$(711,000)	$179,000	$(781,000)	$60,000

Basic and diluted (loss) earnings per share allocable to common stockholders	$(0.20)	$0.05	$(0.22)	$0.02

Weighted average shares outstanding used in computing basic (loss) earnings per common share	3,617,000	3,594,000	3,617,000	3,594,000
Weighted average shares outstanding used in computing diluted (loss) earnings per common share	3,617,000	3,773,000	3,617,000	3,773,000

See accompanying notes to the unaudited condensed consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net (loss) income	$(586,000)	$304,000	$(531,000)	$310,000
Other comprehensive (loss) income:
Foreign currency translation adjustment	(116,000)	93,000	(162,000)	(12,000)
Comprehensive (loss) income	$(702,000)	$397,000	$(693,000)	$298,000

See accompanying notes to the unaudited condensed consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Series A convertible preferred stock at par value	Series B convertible preferred stock at par value	Common stock	Additional paid-in- capital	Accumulated other compre- hensive loss	Accumulated deficit	Treasury stock	Total stockholders’ deficit
Balances at December 31, 2017	$8,000	$8,000	$36,000	$31,710,000	$(1,055,000)	$(35,338,000)	$(208,000)	$(4,839,000)
Cumulative effect from change in accounting	—	—	—	—	—	630,000	—	630,000

Net income	—	—	—	—	—	6,000	—	6,000

Series A and B preferred stock Dividends	—	—	—	(125,000)	—	—	—	(125,000)

Stock-based compensation	—	—	—	31,000	—	—	—	31,000

Other comprehensive loss	—	—	—	—	(104,000)	—	—	(104,000)

Balances at March 31, 2018	8,000	8,000	36,000	31,616,000	(1,159,000)	(34,702,000)	(208,000)	(4,401,000)
Net income	—	—	—	—	—	304,000	—	304,000

Series A and B preferred stock Dividends	—	—	—	(125,000)	—	—	—	(125,000)

Stock-based compensation	—	—	—	41,000	—	—	—	41,000

Other comprehensive income	—	—	—	—	92,000	—	—	92,000

Balances at June 30, 2018	$8,000	$8,000	$36,000	$31,532,000	$(1,067,000)	$(34,398,000)	$(208,000)	$(4,089,000)

Balances at December 31, 2018	$8,000	$8,000	$37,000	$31,455,000	$(1,150,000)	$(34,344,000)	$(208,000)	$(4,194,000)
Net income	—	—	—	—	—	55,000	—	55,000

Series A and B preferred stock Dividends	—	—	—	(125,000)	—	—	—	(125,000)

Stock-based compensation	—	—	—	17,000	—	—	—	17,000

Other comprehensive loss	—	—	—	—	(46,000)	—	—	(46,000)

Balances at March 31, 2019	8,000	8,000	37,000	31,347,000	(1,196,000)	(34,289,000)	(208,000)	(4,293,000)
Net loss	—	—	—	—	—	(586,000)	—	(586,000)

Exercise of stock options	—	—	—	59,000	—	—	—	59,000

Series A and B preferred stock Dividends	—	—	—	(125,000)	—	—	—	(125,000)

Stock-based compensation	—	—	—	52,000	—	—	—	52,000

Other comprehensive loss	—	—	—	—	(116,000)	—	—	(116,000)

Balances at June 30, 2019	$8,000	$8,000	$37,000	$31,333,000	$(1,312,000)	$(34,875,000)	$(208,000)	$(5,009,000)

See accompanying notes to the unaudited condensed consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(531,000)	$310,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,606,000	1,238,000
Non cash lease expense	566,000	-
Amortization of deferred financing costs	15,000	14,000
Amortization of deferred hosting costs	179,000	27,000
Decrease in provision for doubtful accounts	(1,000)	-
Stock-based compensation	69,000	72,000
Changes in operating assets and liabilities:
Receivables	1,257,000	715,000
Prepaid expenses and other	41,000	(126,000)
Deferred hosting costs	(652,000)	(641,000)
Other assets	(11,000)	(7,000)
Accounts payable and accrued expenses	(170,000)	(206,000)
Deferred revenues	547,000	27,000
Lease liabilities	(566,000)	-
Net cash provided by operating activities	2,349,000	1,423,000
Cash flows from investing activities:
Purchases of property and equipment	(109,000)	(34,000)
Capitalized software development costs	(1,504,000)	(1,785,000)
Net cash used in investing activities	(1,613,000)	(1,819,000)
Cash flows from financing activities:
Dividend payments on preferred stock	(200,000)	(55,000)
Payment on the term note from Bridge Bank	-	(225,000)
Payment on line of credit from Bridge Bank	(9,100,000)	(5,058,000)
Proceeds on line of credit from Bridge Bank	9,078,000	5,150,000
Proceeds from exercise of stock options	59,000	-
Net cash used in financing activities	(163,000)	(188,000)
Effect of exchange rate changes on cash	(10,000)	24,000
Net increase (decrease) in cash, cash equivalents and restricted cash	563,000	(560,000)
Cash, cash equivalents and restricted cash, beginning of period	1,348,000	2,001,000
Cash, cash equivalents and restricted cash, end of period	$1,911,000	$1,441,000
Supplemental disclosure of cash flows information:
Cash paid for interest	$124,000	$97,000
Supplemental disclosure of non-cash flows information:
Accrued preferred dividends	$250,000	$250,000
See accompanying notes to the unaudited condensed consolidated financial statements.

Item 1.   FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements at June 30, 2019 and for the six month periods ended June 30, 2019 and 2018 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest annual report (Form 10-K) and our Form 10-Q’s for the quarters ended June 30, 2018, September 30, 2018 and March 31, 2019. The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2019.

Comparability

The condensed consolidated financial statements for the period ended June 30, 2019 are presented under the new Lease standard, while the comparative period presented has not been adjusted and continues to be reported in accordance with the previous standard.  The Lease standard requires lessees to recognize a right-of-use ("ROU") asset and lease liability for all leases on the condensed consolidated balance sheet beginning January 1, 2019 with no modification to prior periods.

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

Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same such amounts presented on the condensed consolidated statement of cash flows:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$1,839,000	$1,276,000
Restricted cash	72,000	72,000
Total cash, cash equivalents, and restricted cash reported on the condensed consolidated statements of cash flows	$1,911,000	$1,348,000

Amounts included in restricted cash represent funds required to be set aside by a contractual agreement with the   building leasing companies in Europe. The restrictions will lapse when the building leases expire.

Operating Matters and Liquidity

The Company has a history of net losses and an accumulated deficit of $34,875,000 as of June 30, 2019.  In the first six months of 2019, the Company had a net loss of $531,000 compared to income of $310,000 generated in the first six months of 2018.  Further, at June 30, 2019, the Company had a working capital ratio of .57:1, with cash and cash equivalents of $1,839,000 compared to December 31, 2018 when the Company had cash and cash equivalents of $1,276,000.  The increase in cash and cash equivalents for the first six months 2019 was primarily driven by an increase in cash provided by operations in 2019 compared to 2018 and a decrease in capitalized software development costs, partially offset by an increase in the dividend payment.

As of June 30, 2019, the Company owed $2,647,000 against the line of credit from Western Alliance Bank (“WAB”).   As of June 30, 2019, the availability under the line of credit was $203,000.  The Company has projected revenues that management believes will provide sufficient funds along with the additional borrowings available under its line of credit to sustain its continuing operations through at least August 15, 2020. The Second Loan Agreement increased the availability under the line of credit from $2,400,000 to $2,850,000 (see Note 4).

The Company was in compliance with the WAB financial and liquidity covenant as of June 30, 2019 and expects to be able to continue to comply with the required covenants under the modified agreement with WAB for at least the next year.  As a result, the amount due to WAB under the line of credit as of June 30, 2019 were classified in the accompanying condensed consolidated balance sheet in accordance with the repayment terms stipulated in the agreement with WAB.

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

Management’s current operating plan is to maintain and/or reduce operating expenses in order to be aligned with expected revenues.  The primary area of focus will continue to be headcount and costs from outside consultants.  The Company remains focused on maximizing revenue from its revenue generating resources and will continue to repurpose, if necessary, certain personnel to become billable so the Company can continue to improve its liquidity.  The Company has a substantial professional services backlog that resulted from new customers added in 2018 as well as upgrade projects from our existing customers as they move to the latest version of Astea Alliance.   In 2019, the Company will continue to consider ways to reduce operating expenses in certain areas of the Company in order to maintain its liquidity.  However, management has implemented new marketing initiatives which have increased our spending in this area in 2019.  We believe the new initiatives will directly contribute to increasing new business, which is essential to our growth.  Operations will generate enough cash to meet obligations at least through August 15, 2020. As noted above, if the Company’s actual results fall short of expectations, the Company will make cost adjustments to improve the Company’s operating cash flows. In addition, we plan to maintain the same level of investment in software development and we do not expect to increase capital expenditures.

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

At June 30, 2019, there was one customer that accounted for 26% of total net accounts receivable. At December 31, 2018, no single customer accounted for 10% or more of net accounts receivable. For the three months ended June 30, 2019, there was one customer that accounted for 10% of total revenue.  For the six months ended June 30, 2019 and the three and six months ends June 30, 2018, no individual customer accounted for 10% or more of total revenue.

We present taxes assessed by a governmental authority including sales, use, value added and excise taxes on a net basis and therefore the presentation of these taxes is excluded from our revenues and is included in accrued expenses in the accompanying condensed consolidated balance sheets until such amounts are remitted to the taxing authority.

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

The following tables depicts the Company’s disaggregation of revenue:

	Three months ended		Six months ended
	June 30,		June 30,
Timing of Revenue Recognition	2019	2018	2019	2018
Performance obligations transferred at a point in time	$462,000	$892,000	$1,162,000	$1,311,000
Performance obligations transferred over time	4,405,000	4,698,000	8,886,000	9,937,000
Performance obligations transferred over time initiated at go-live	1,548,000	1,042,000	2,987,000	2,080,000
Total revenues	$6,415,000	$6,632,000	$13,035,000	$13,328,000

The performance obligations transferred at a point in time relate to perpetual license revenue for which there is no deferred revenue as of June 30, 2019 or 2018.  The performance obligations transferred over time consist of professional services that are recognized based on time and materials, as the services are performed. The performance obligations for support services are recognized ratably over time based on the contract life, except for a few fixed price contracts which are recognized based on the achievement of certain milestones. If the customer pays in advance, service revenue is deferred until the performance obligations are met.  For support services, the fee is paid in advance of the performance obligation.  Accordingly, the Company has recorded deferred revenue from fixed price contracts and support services of $7,287,000 and $6,744,000 as of June 30, 2019 and 2018, respectively. Performance obligations transferred over time, initiated at go-live, relate to our subscription hosting and our subscription professional services for the implementation. No performance obligation is recognized until the customer is live and has access to the subscription services. Once live, the performance obligations are recognized over time, which is either 2 years, the average customer life, or the remaining contract life of the customer, whichever is longer. Because subscription fees are paid in advance, and professional services fees are paid as the services are performed, the revenue from both are deferred until the date in which the customer goes live. The Company has deferred revenue recorded for performance obligations transferred over time, initiated at go-live for hosting and hosting services for $4,585,000 and $4,766,000 as of June 30, 2019 and 2018, respectively.

The long term deferred revenue reported as $1,259,000 and $1,711,000 as of June 30, 2019 and 2018, respectively, consists of the portion of revenue that will be recognized beyond one year of the balance sheet date for hosting implementation services.

2.	NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In August 2018, the FASB issued guidance that requires a customer in a cloud computing arrangement (i.e. hosting arrangement) that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. This guidance requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as incurred. The guidance is effective for annual periods beginning after December 15, 2019 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our condensed consolidated financial statements.

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

The Financing Agreement with WAB, established a revolving credit line for the Company in the principal amount of up to $2,400,000 (the “Revolving Credit Line”) and a Term Loan of $400,000 (the “Term Loan”).  Availability under the Revolving Credit Line is tied to a borrowing base formula that is based on 80% of the Company’s eligible domestic accounts receivable.  Advances under the Revolving Credit Line (the “Advances”) may be repaid and reborrowed in accordance with the Loan Agreement.  Pursuant to the Financing Agreement, the Company agreed to pay to WAB the outstanding principal amount of all Advances, the unpaid interest thereon, and all other obligations incurred with respect to the Loan Agreement on September 1, 2019.  Interest accrues and is paid monthly at the Wall Street Journal Prime Rate plus 1.5%.  At June 30, 2019, the interest rate was 7%.

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

The Company expects to be able to continue to comply with the required covenants contained in the agreement with WAB for at least the next year.  As a result, the amounts due to WAB under the line of credit and term loan as of June 30, 2019 are classified in the accompanying condensed consolidated balance sheet in accordance with the repayment terms stipulated in the agreement.

As of June 30, 2019 the Company owed $2,647,000 under the revolving line of credit. The Company incurred $44,000 and $64,000 of interest expense to WAB for the three-month period ended June 30, 2019 and 2018. respectively and $98,000 and $99,000 of interest expense to WAB in the first six months of 2019 and 2018, respectively.  As of June 30, 2019, there was availability of $203,000 under the line of credit. The Company was in compliance with the financial and liquidity covenants of the Loan Modification as of June 30, 2019.

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

The impact of the new lease standard on the June 30, 2019 condensed consolidated balance sheet was as follows:

June 30, 2019
Right-of-use assets	$2,567,000
Current lease liabilities	$1,017,000
Noncurrent lease liabilities	1,550,000
Total lease liabilities	$2,567,000
Weighted average remaining lease term	2.2 years
Weighted average discount rate	7.17%

Total operating lease costs for the three and six months ended June 30, 2019 were $320,000 and $640,000, respectively, while the total operating lease costs for the three and six months ended June 30, 2018 were $326,000 and $652,000, respectively, which is included in operating costs on the condensed consolidated income statements.

The following table provides supplemental cash flow information related to our operating leases at June 30, 2019:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$656,000

The following table shows the future maturities of lease liabilities for leases in effect as of June 30, 2019:

Lease Liabilities
2019 (excluding the six months ended June 30, 2019)	$640,000
2020	1,049,000
2021	837,000
2022	452,000
2023	1,000
Total lease payments	2,979,000
Less: imputed interest	(412,000)
Total	$2,567,000

6.	INCOME TAXES

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in general and administrative expenses and interest accrued is recorded in interest expense or interest income, respectively, in the condensed consolidated statement of operations.  For the three and six months ended June 30, 2019 and 2018, there were no interest or penalties related to uncertain tax positions.

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

As of June 30, 2019, we had approximately $10.9 million of net deferred tax assets, against which we provided a 100% valuation allowance.  Our net deferred tax assets were generated primarily by operating losses.  Accordingly, it is more likely than not, that we will not realize these assets through future operations.

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

As of June 30, 2019, the total unrecognized compensation cost related to non-vested options amounted to $527,000, which is expected to be recognized over the options’ weighted average remaining vesting period of 3.34 years.

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

Activity under the Company’s stock option plans for the six months ended June 30, 2019 is as follows:

	OPTIONS OUTSTANDING
	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2018	762,000	$2.54
Granted	205,000	$5.86
Exercised	(33,000)	$1.83
Forfeited	(60,000)	$1.76
Balance, June 30, 2019	874,000	$3.20

There are 328,000 shares available for granting future options as of June 30, 2019.  It is the Company’s policy to issue shares from authorized but unissued common stock when stock options are exercised.

The following table summarizes outstanding options under the Company’s stock option plans as of June 30, 2019:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	874,000	$3.20	6.03	$2,552,000

Ending Vested and Exercisable	540,000	$2.44	4.28	$1,838,000

Options Vested and Expected to Vest	757,000	$3.03	5.62	$2,154,000

Convertible Preferred Stock

Series A

On September 24, 2008, the Company issued 826,000 shares of Series-A Convertible Preferred Stock (“Series A Preferred Stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, and if, declared by the Company’s Board of Directors, quarterly in arrears. At June 30, 2019, there were accrued dividends of $579,000.

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

The Company reports the Series A Preferred Stock on the Company’s condensed consolidated balance sheet within stockholders’ deficit.

Series B

On June 20, 2014, the Company issued 797,000 of Series-B Convertible Preferred Stock (“Series B Preferred Stock”) to its Chief Executive Officer at a price of $2.51 per share in exchange for the cancellation of $2,000,000 of outstanding principal owed to its Chief Executive Officer under a Revolving Promissory Note dated March 26, 2014.

The Series B Preferred Stock may be converted into shares of common stock on a one-to-one ratio, subject to customary anti-dilution provisions.  The Series B Preferred Stock is entitled to a quarterly dividend, which accrues at an annual rate of 10%.  The Company’s Chief Executive Officer may convert 100% of his shares of the Series B Preferred Stock into shares of common stock. Each and every outstanding share of Series B Preferred Stock is subject to mandatory and automatic conversion into shares of common stock if the closing price of the common stock as reported by the principal exchange or quotation system on which such common stock is traded or reported exceeds 300% of the then current conversion price for 30 consecutive trading days.  The Company may redeem all of the outstanding shares of the Series B Preferred Stock issued at a price per share equal to 300% of the purchase price.  The Series B Preferred Stock ranks senior to the common stock and on parity with the Company’s Series A Preferred Stock.  In the event of a liquidation of the Company, the holder of the Series B and Series A Preferred Stock shall be entitled to receive in preference to the holders of the common stock, the original amount invested in the preferred stock plus any unpaid and accrued dividends.  Preferred stock dividends on the Series B are declared quarterly by the Board of Directors.  At June 30, 2019, there were accrued dividends of $366,000.

The Company reports the Series B Preferred Stock on the Company’s condensed consolidated balance sheet within stockholders’ deficit.

8.	(LOSS) EARNINGS PER SHARE

(Loss) earnings per share is computed on the basis of the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and exercise of options as if they were dilutive.  In the calculation of basic (loss) earnings e per share, weighted average numbers of shares outstanding are used as the denominator.

The Company had net loss allowable to the common stockholders for the three and six months ended June 30, 2019 and net income available to stockholders for the three and six months ended June 30, 2018. In the three and six months ended June 30, 2018, there were 179,000 of net additional dilutive stock options assumed to be converted into common stock shares and in the three and six months ended June 30, 2019, the outstanding stock options would have been antidilutive due to the net loss incurred during those periods.  In addition, 100% of the outstanding convertible preferred stock, 1,623,000 shares, were eligible to be converted into common stock. For purpose of this calculation, if converted, it was assumed that upon conversion, the related dividends were not paid. However, as of the three and six months ended June 30, 2019 and 2018 shares of common stock issuable on the assumed conversion of the eligible preferred stock were excluded from the diluted earnings per common shares calculation as the inclusion of these shares would have been antidilutive.

	Three Months Ended		Six Months Ended
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Numerator:
Net (loss) income	$(586,000)	$304,000	$(531,000)	$310,000
Preferred dividend	125,000	125,000	250,000	250,000
Net (loss) income available to common stockholders	$(711,000)	$179,000	$(781,000)	$60,000
Denominator:
Basic weighted average number of common shares outstanding	3,617,000	3,594,000	3,617,000	3,594,000
Effect of dilutive stock options	-	179,000	-	179,000
Diluted weighted average number of common shares outstanding	3,617,000	3,773,000	3,617,000	3,773,000
Basic earnings per common share	$(0.20)	$0.05	$(0.22)	$0.02
Diluted earnings per common share	$(0.20)	$0.05	$(0.22)	$0.02

9.	GEOGRAPHIC REGION DATA

The Company and its subsidiaries are engaged in the design, development, marketing and support of its service management software solutions.  Substantially all revenues result from the license of the Company’s software products and related professional services and customer support services.  The Company’s chief executive officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance.  Accordingly, the Company considers itself to have three geographic segments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Software license fees
United States	$227,000	$123,000	$596,000	$448,000
Europe	55,000	103,000	107,000	152,000
Asia Pacific	180,000	666,000	459,000	711,000
Total foreign software license fees revenue	235,000	769,000	566,000	863,000
Total software license fees	462,000	892,000	1,162,000	1,311,000
Subscriptions
United States	678,000	409,000	1,357,000	824,000
Europe	266,000	315,000	542,000	587,000
Asia Pacific	289,000	140,000	560,000	281,000
Total foreign subscriptions	555,000	455,000	1,102,000	868,000
Total subscription revenue	1,233,000	864,000	2,459,000	1,692,000
Services and maintenance
United States	3,009,000	3,048,000	5,998,000	6,383,000
Europe	605,000	594,000	1,235,000	1,184,000
Asia Pacific	1,106,000	1,234,000	2,181,000	2,758,000
Total foreign services and
maintenance revenue	1,711,000	1,828,000	3,417,000	3,942,000
Total services and maintenance revenue	4,720,000	4,876,000	9,414,000	10,325,000

Total revenue	$6,415,000	$6,632,000	$13,035,000	$13,328,000

Net (loss) income
United States	$(282,000)	$170,000	$(71,000)	$109,000
Europe	(316,000)	(159,000)	(516,000)	(215,000)
Asia Pacific	12,000	293,000	56,000	416,000

Net (loss) income	$(586,000)	$304,000	$(531,000)	$310,000

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At June 30, 2019, there was one customer that accounted for 26% of total net accounts receivable. At December 31, 2018, no single customer accounted for 10% or more of net accounts receivable. For the three months ended June 30, 2019, there was one customer that accounted for 10% of total revenue.  For the six months ended June 30, 2019 and the three and six months ends June 30, 2018, no individual customer accounted for 10% or more of total revenue.

We present taxes assessed by a governmental authority including sales, use, value added and excise taxes on a net basis and therefore the presentation of these taxes is excluded from our revenues and is included in accrued expenses in the accompanying condensed consolidated balance sheets until such amounts are remitted to the taxing authority.

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

The following tables depicts the Company’s disaggregation of revenue:

	Three months ended		Six months ended
	June 30,		June 30,
Timing of Revenue Recognition	2019	2018	2019	2018
Performance obligations transferred at a point in time	$462,000	$892,000	$1,162,000	$1,311,000
Performance obligations transferred over time	4,405,000	4,698,000	8,886,000	9,937,000
Performance obligations transferred over time initiated at go-live	1,548,000	1,042,000	2,987,000	2,080,000
Total revenues	$6,415,000	$6,632,000	$13,035,000	$13,328,000

The performance obligations transferred at a point in time relate to perpetual license revenue for which there is no deferred revenue as of June 30, 2019 or 2018.  The performance obligations transferred over time consist of professional services that are recognized based on time and materials, as the services are performed. The performance obligations for support services are recognized ratably over time based on the contract life, except for a few fixed price contracts which are recognized based on the achievement of certain milestones. If the customer pays in advance, service revenue is deferred until the performance obligations are met.  For support services, the fee is paid in advance of the performance obligation.  Accordingly, the Company has recorded deferred revenue from fixed price contracts and support services of $7,287,000 and $6,744,000 as of June 30, 2019 and 2018, respectively. Performance obligations transferred over time, initiated at go-live, relate to our subscription hosting and our subscription professional services for the implementation. No performance obligation is recognized until the customer is live and has access to the subscription services. Once live, the performance obligations are recognized over time, which is either 2 years, the average customer life, or the remaining contract life of the customer, whichever is longer. Because subscription fees are paid in advance, and professional services fees are paid as the services are performed, the revenue from both are deferred until the date in which the customer goes live. The Company has deferred revenue recorded for performance obligations transferred over time, initiated at go-live for hosting and hosting services for $4,585,000 and $4,766,000 as of June 30, 2019 and 2018, respectively.

The long term deferred revenue reported as $1,259,000 and $1,711,000 as of June 30, 2019 and 2018, respectively, consists of the portion of revenue that will be recognized beyond one year of the balance sheet date for hosting implementation services.

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

Capitalized software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company's estimated life for its capitalized software products is two years based on current sales trends and the rate of product release.  The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the net realizable value of each product, which includes the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company's responsibility set forth at the time of sale. As of June 30, 2019, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

Currency Translation

The international subsidiaries and foreign branch operations translate their assets and liabilities from international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as a component of other comprehensive loss in the accompanying condensed consolidated statements of changes in stockholders’ deficit.  Foreign exchange transaction gains and losses are included in general and administrative expenses in the condensed consolidated statements of operations. General and administrative expenses include a foreign exchange transaction loss of $29,000 for the six months ended June 30, 2019 and a $4,000 gain for the six months ended June 30, 2018.

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

Revenues

Total revenues decreased by $217,000 or 3%, to $6,415,000 for the three months ended June 30, 2019 from $6,632,000 for the three months ended June 30, 2018.  Software license fee revenues decreased $430,000, or 48%, from the same quarter in 2018.  Subscription revenues increased $369,000 or 43% to $1,233,000 from $864,000 for the same period last year. Services and maintenance revenues for the three months ended June 30, 2019 decreased $156,000 or 3% from the same quarter in 2018.

Software license fee revenue decreased 48% to $462,000 in the second quarter of 2019 from $892,000 in the second quarter of 2018.  This is primarily due to Astea Alliance license revenues decreasing by $523,000 or 61% to $339,000 in the second quarter of 2019 from $862,000 in the second quarter of 2018. The decrease was primarily due to lower perpetual license sales in all regions due to the Company increasing its sales focus on selling subscription services to new customers and only selling perpetual licenses to its existing customers. We expect license sales to decrease in the future due to this strategic shift in the sales process.  FieldCentrix license sales were $123,000 in the second quarter of 2019 compared to $30,000 in the second quarter of 2018. The increase was due to additional license sales to existing customers in the second quarter of 2019 compared to the same quarter in 2018.

Subscription revenue increased 43% to $1,233,000 in the second quarter of 2019 from $864,000 in the second quarter of 2018.  The primary reason for the increase resulted from additional hosted customers going live in the first and second quarters of 2019 for which the annual hosting revenue had previously been deferred. Previously deferred hosting revenues were recognized as the service periods for those hosting services had lapsed.  The Company continues to sell Software as a Service (SaaS) for which hosting revenue may not be recognized until the customers go-live. In addition, the Company’s focus going forward will be on selling subscription licenses to new customers. As such, we expect deferred revenues and subscription revenues to increase going forward.

Services and maintenance revenues decreased by 3% to $4,720,000 in the second quarter of 2019 compared to $4,876,000 in the second quarter of 2018.  This is primarily due to Astea Alliance service and maintenance revenues decreasing by $76,000 or 2% compared to the second quarter of 2018.  The decrease was mainly attributable to a decrease in service revenue in the Asia Pacific region offset by an increase in service revenues in U.S due to a strong backlog of professional services required by new customer implementations and upgrades of current customers. Service and maintenance revenues generated by FieldCentrix decreased by $81,000 or 15% to $473,000 in the second quarter of 2019 compared to $554,000 during the same period in 2018.  The decrease in service revenue is due to a reduction in upgrade projects for existing customers and the decrease in maintenance is due to cancellation by a few customers.

Costs of Revenues

Cost of software license fees increased 86% to $922,000 in the second quarter of 2019 from $497,000 in the second quarter of 2018.  Included in the cost of software license fees is the amortization of capitalized software costs and the third party software embedded in the Company’s software licenses sold to customers.  Amortization of capitalized software development costs was $894,000 for the quarter ended June 30, 2019 compared to $485,000 for the same quarter in 2018. The increase was due to the amortization of Alliance Version 15 that was released in September 2018 and Version 15.1, released in March 2019.  Amortization of both versions did not occur during the quarter ended June 30, 2018.  The gross margin percentage on software license sales was (100%) in the second quarter of 2019 compared to 2% in the second quarter of 2018.  The decline in the 2019 license margin resulted from the combination of lower revenues and higher cost of sales.

Cost of subscriptions increased 59% to $304,000 in the second quarter of 2019 from $191,000 in the second quarter of 2018. The increase in cost of subscriptions is mainly attributed to adding more live hosted customers and increased hosting compliance costs in the second quarter of 2019 compared to the same period in 2018. The cost would have been higher in the second quarter of 2019 but the Company transitioned to a lower cost provider of SaaS cloud services.   The gross margin percentage on hosting was 75% in the second quarter of 2019 compared to 78% in the second quarter of 2018. The decline in the gross margin is mainly due to the increase in subscription costs offset by an increase in subscription revenues.

Cost of services and maintenance decreased 11% to $3,120,000 in the second quarter of 2019 from $3,486,000 in the second quarter of 2018. The decrease in cost of service and maintenance is mainly attributed to a decrease in headcount in the U.S. and decreases in travel expenses in all regions, partially offset by an increase in recruiting costs.  The gross margin percentage was 34% in the second quarter of 2019 and 29% in 2018.  The growth in the services and maintenance gross margin was mainly due to lower service and maintenance costs in the second quarter of 2019.

Gross Profit

Total gross profit decreased 16% to $2,069,000 in the second quarter of 2019 from $2,458,000 in the second quarter of 2018 primarily due to decreases in license and service and maintenance revenues as well as increases in costs of license and subscriptions. As a percentage of revenue, gross profit in the second quarter of 2019 was 32% compared to 37% in the second quarter of 2018.

Operating Expenses

Product Development

Product development expenses increased 190% to $443,000 in the second quarter of 2019 from $153,000 in the second quarter of 2018.  Fluctuations in product development expense from period to period result from the amount of product development expense that is capitalized.  Development costs of $677,000 were capitalized in the second quarter of 2019 compared to $885,000 during the same period in 2018 due to less resources working on developing the latest version of Alliance software.  Gross product development expense was $1,120,000 in the second quarter of June 30, 2019 which is 8% higher than $1,038,000 during the same quarter in 2018.  The increase was due to increase in salary and benefits and an unfavorable exchange rate on the Israeli shekel relative to the U.S. dollar, as the majority of development work is performed in Israel. Product development expense as a percentage of revenues was 7% in the second quarter of 2019 and 2% in the second quarter of 2018.

Sales and Marketing

Sales and marketing expense increased 1% to $990,000 in the second quarter of 2019 from $977,000 in the second quarter of 2018.  The increase in sales and marketing expense resulted from higher third party marketing costs and increased headcount in the U.S., offset by lower sales commissions due to a decrease in license revenue. The increase in third party marketing costs is due to the Company strategy of expanding its marketing presence through additional efforts to increase awareness of our products in order to improve lead generation and sales opportunities.  Increased awareness will occur through additional webinars in all regions focused on the vertical industries in which the Company operates, attendance at more trade shows, and new strategies to improve lead generation for the Company’s sales force.  As a percentage of revenues, sales and marketing expense was 15% in both the second quarter of 2019 and 2018.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company’s status as a public company. General and administrative expenses increased 19% to $1,123,000 during the second quarter of 2019 from $948,000 in the second quarter of 2018 due to increased professional fees which we did not incur during the same period in 2018.  As a percentage of revenue, general and administrative expenses were 18% in the second quarter of 2019 compared to 14% in the second quarter of 2018.

Net Interest Expense

Net interest expense was $65,000 in the second quarter of 2019 compared to $64,000 in the second quarter of 2018.  The increase in interest expense is mainly due an increase in the interest rate charged by Bridge Bank due to an increase in the prime rate offset by a lower average line of credit during the second quarter of 2019 compared to the same period in 2018.

Income Tax Expense

The Company recorded a provision for income tax of $34,000 for the second quarter of 2019 compared to $12,000 during the second quarter of 2018.  The tax expense increase resulted from income taxes paid in the Asia Pacific region during the second quarter of 2019 compared to no tax provision in the same period in 2018.  In the past, there has been no tax expense in this Region due to the carryforward of operating losses in the prior periods that have now been used and no longer available. We expect to pay taxes in the future in the APAC region as long as they remain profitable.

International Operations

The Company’s international operations generated revenues of $2,501,000 in the second quarter of 2019, a decrease of 18% from the same quarter in 2018.  Revenues from international operations comprised 39% of the Company’s total revenue for the second quarter in 2019, compared to 46% of total revenues for the same quarter in 2018.  The decrease in international revenues compared to the same period in 2018 is primarily due to decreases in software license sales and professional services in all international regions, partially offset by an increase in subscription revenue, as the Company continues to increase its focus on subscription services.

Comparison of Six Months Ended June 30, 2019 and 2018

Revenues

Total revenues decreased by $293,000 or 2%, to $13,035,000 for the six months ended June 30, 2019 from $13,328,000 for the six months ended June 30, 2018.  Software license fee revenues decreased $149,000, or 11%, from the same period in 2018.  Subscription revenues increased $767,000 or 45% to $2,459,000 from the same period last year. Services and maintenance revenue for the six months ended June 30, 2019 decreased $911,000 or 9% from the same period in 2018.

Software license fee revenues decreased 11% to $1,162,000 in the first six months of 2019 from $1,311,000 in the first six months of 2018.  This is primarily due to Astea Alliance license revenue decreasing by $227,000 or 18%, to $1,018,000 in the first six months of 2019 from $1,245,000 in the first six months of 2018.  The decrease was primarily due to lower perpetual license sales in Japan and EMEA and partially offset by higher sales in the U.S. FieldCentrix license sales were $144,000 in the first six months of 2019 compared to $66,000 in the first six months of 2018. The increase was due to an increase in licenses sold to existing customers in the first six months of 2019 compared to the same period in 2018.

Subscription revenue increased 45% to $2,459,000 in the first six months of 2019 from $1,692,000 in the first six months of 2018.  The increase resulted from a number of hosted customers who went live in late 2018 and the first six months of 2019.  The Company continues to add new hosting customers.  Even though the Company signed new Software as a Service (SaaS) customers in the first six months of 2019, the associated hosting revenue may not be recognized until the new customers go-live.

Services and maintenance revenues decreased by 9% to $9,414,000 in the first six months of 2019 compared to $10,325,000 in the first six months of 2018.  This is primarily due to Astea Alliance service and maintenance decreasing by $715,000 or 8% compared to the first six months of 2018.  The decrease was mainly attributable to a hosted customer in Japan that went live in the first six months of 2018 for which the hosting service revenue had previously been deferred. In addition, there was a decrease in maintenance revenue in the U.S. for a few customers that transitioned from on-premise to subscription services.  Service and maintenance revenues generated by FieldCentrix decreased by $196,000 or 17% to $976,000 in the first six months of 2019 compared to $1,172,000 during the same period in 2018.  The decrease is due to an increase in upgrade projects for several existing customers. The decrease in service revenue is due to a reduction in upgrade projects for existing customers and decreases in maintenance due to cancelation by a few customers.

Costs of Revenues

Cost of software license fees increased by 33% to $1,624,000 in the first six months of 2019 from $1,226,000 in the first six months of 2018.  Included in the cost of software license fees are the costs of capitalized software amortization and the cost of all third party software embedded in the Company’s software licenses which are sold to customers.  Amortization of capitalized software development costs was $1,569,000 for the first six months in 2019 compared to $1,201,000 for the same period in 2018. The increase in amortization was due to the amortization of Alliance Version 15 that began being amortized during the 4th quarter of 2018 that will continue for 2 years as well as amortization of Version 15.1 that was released in March 2019.  The gross margin percentage on software license sales was (40%) in the first six months of 2019 compared to 6% in the first six months of 2018.  The decline in the license margin resulted primarily from the increase in amortization of software license fees in the first six months of 2019.

Cost of subscriptions increased by 32% to $559,000 in the first six months of 2019 from $425,000 in the first six months of 2018. The increase in cost of subscriptions is mainly attributed to the addition of more customers to the SaaS environment and increased hosting compliance costs in the first six months of 2019 compared to the same period in 2018. The cost would have been higher in the first six months of 2019 but the Company transitioned to a lower cost provider of SaaS cloud services. The gross margin percentage on hosting was 77% in the first six months of 2019 compared to 75% in the first six months of 2018. The growth in the subscription margin was primarily due to the reduction in cost and the increase in subscription revenues as customers continue to go live.

Cost of services and maintenance decreased 7% to $6,510,000 in the first six months of 2019 from $7,009,000 in the first six months of 2018. The decrease in cost of service and maintenance is mainly attributed to a decrease in headcount in the U.S. and decreases in travel expenses in all regions partially offset by an increase in recruiting costs.  The gross margin percentage was 31% in the first six months of 2019 compared to 32% in the first six months of 2018.

Gross Profit

Gross profit decreased 7% to $4,342,000 in the first six months of 2019 from $4,668,000 in the first six months of 2018 primarily due to a decrease of license and service and maintenance revenues and an increase in software license and subscription costs partially offset by an increase in subscription revenue and decrease in service and maintenance costs.  As a percentage of revenue, gross profit in the first six months of 2019 was 33% compared to 35% in the first six months of 2018.

Operating Expenses

Product Development

Product development expenses increased 65% to $606,000 in the first six months of 2019 from $367,000 in the first six months of 2018.  Fluctuations in product development expense from period to period result from the amount of product development expense that is capitalized.  Development costs of $1,504,000 were capitalized in the first six months of 2019 compared to $1,785,000 during the same period in 2018 due to additional resources working on Version 15 in 2018. In 2018, there had been extra time and resources allocated to Version 15 due to all the additional functionality and upgrades being made to this version. Gross product development expense was $2,110,000 in the first six months of 2019 compared to $2,152,000 during the same period in 2018. The decrease was primarily due to a favorable exchange rate in the first six months of 2019 compared to the same period in 2018 on the Israeli shekel relative to the U.S. dollar, as the majority of development work is performed in Israel. Product development expense as a percentage of revenues was 5% in the first six months of 2019 and 3% in the first six months of 2018.

Sales and Marketing

Sales and marketing expense decreased slightly by less than 1% to $1,966,000 in the first six months of 2019 from $1,978,000 in the first six months of 2018.  The decrease in sales and marketing expense resulted from lower sales commissions and travel costs due to a decrease in license sales partially offset by an increase in third party marketing costs and increased headcount in the U.S. The increase in third party marketing costs is due to the Company’s strategy of expanding its marketing presence through additional efforts to increase awareness of our products in order to improve lead generation and sales opportunities.  Increased awareness occurs through additional webinars in all regions focused on the vertical industries in which the Company operates, attendance at more trade shows, and new strategies to improve lead generation for the Company’s sales force.  As a percentage of revenues, sales and marketing expense was 15% in both the first six months of 2019 and 2018.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, and various costs associated with the Company’s status as a public company. General and administrative expenses increased 12% to $2,124,000 during the first six months of 2019 from $1,896,000 in the first six months of 2018 mainly due to increased professional fees which we did not incur during the same period in 2018.  As a percentage of revenue, general and administrative expenses were 16% in the first six months of 2019 compared to 14% in the first six months of 2018.

Net Interest Expense

Net interest expense was $139,000 in the first six months of 2019 compared to $99,000 in the first six months of 2018.  The increase in interest expense is mainly due to interest paid on accrued, but unpaid preferred dividends compared to the same period in 2018. Per the preferred stock agreements, unpaid accrued preferred dividends incur an interest charge calculated at 10% per annum.  In addition, the interest rate charged by Bridge Bank on the Company’s line of credit due to an increase in the prime rate offset by a lower average line of credit during the first six months of 2019 compared to the same period in 2018.

Income Tax Expense

The Company recorded a provision for income tax of $38,000 for first six months of 2019 compared to $18,000 for the same quarter in 2018. The tax expense increase resulted from income tax paid in Australia during the first six months of 2019 compared to no tax provision in the same period in 2018.  In the past, there has been no tax expense in the Region due to the utilization of operating losses from prior periods that are no longer available. We expect to pay taxes in the future in the APAC region, as long as they remain profitable. The effective tax rate in the APAC region is 30%.

International Operations

The Company’s international operations generated revenues of $5,086,000 in the first six months of 2019, a decrease of 10% compared to the same quarter in 2018.  Revenues from international operations comprised 39% of the Company’s total revenue for the first six months in 2019 compared to 43% in the first six months of 2018.   The decrease in international revenues is primarily due to a decrease in software license fees revenue and service revenue in all international regions, partially offset by an increase in subscription revenue.

Liquidity and Capital Resources

    Operating Activities

The Company generated $2,349,000 of cash from operating activities in the first six months of 2019 compared to $1,423,000 in the first six months of 2018.  The increase in operating cash flows of $926,000 was primarily due to an increase in cash generated by the collection of accounts receivable of $542,000, and increases of $520,000 for deferred revenues and $167,000 for prepaid expenses, offset by a decrease in cash generated by net income (loss) $841,000 netted by an increase in non-cash charges of $515,000.

Investing Activities

The Company used $1,613,000 for investing activities in the first six months of 2019 compared to $1,819,000 for the first six months of 2018.  The decrease in cash used for investing activities is primarily attributable to a decrease of $281,000 in capitalized software development costs partially offset by an increase of $75,000 for the acquisition of property and equipment.

Financing Activities

The Company used $163,000 in cash for financing activities in the first six months of 2019, which is $25,000 less than the $188,000 used in 2018.  There were $200,000 of preferred stock dividend payments in the first six months of 2019 compared to $55,000 payments in the first six months of 2018.   In addition, the Company borrowed $9,078,000 and repaid $9,100,000 on its line of credit from WAB in the first six months of 2019 and the Company borrowed $5,150,000 and repaid $5,058,000 on its line of credit 2018. The Company repaid $225,000 on the term loan with WAB in 2018.

The effect of exchange rates on cash related to the U.S. dollar exchange rates for most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, provided a reduction in cash of $10,000 in the first six months of 2019 compared to an increase of $24,000 in the first six months of 2018.

   Operating Matters and Liquidity

The Company has a history of net losses and an accumulated deficit of $34,875,000 as of June 30, 2019.  In the first six months of 2019, the Company had a net loss of $531,000 compared to income of $310,000 generated in the first six months of 2018.  Further, at June 30, 2019, the Company had a working capital ratio of .57:1, with cash and cash equivalents of $1,839,000 compared to December 31, 2018 when the Company had cash and cash equivalents of $1,276,000.  The increase in cash and cash equivalents for the first six months 2019 was primarily driven by an increase of cash provided by operations in 2019 compared to 2018 and a decrease in capitalized software development costs, partially offset by an increase in the dividend payment.

As of June 30, 2019, the Company owed $2,647,000 against the line of credit from Western Alliance Bank (“WAB”).   As of June 30, 2019, the availability under the line of credit was $203,000.  The Company has projected revenues that management believes will provide sufficient funds along with the additional borrowings available under its line of credit to sustain its continuing operations through at least August 15, 2020.

The Company was in compliance with the WAB financial and liquidity covenant as of June 30, 2019 and expects to be able to continue to comply with the required covenants under the modified agreement with WAB for at least the next year.  As a result, the amount due to WAB under the line of credit as of June 30, 2019 were classified in the accompanying condensed consolidated balance sheet in accordance with the repayment terms stipulated in the agreement with WAB.

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

Management’s current operating plan is to maintain and/or reduce operating expenses in order to be aligned with expected revenues.  The primary area of focus will continue to be headcount and costs from outside consultants.  The Company remains focused on maximizing revenue from its revenue generating resources and will continue to repurpose, if necessary, certain personnel to become billable so the Company can continue to improve its liquidity.  The Company has a substantial professional services backlog that resulted from new customers added in 2018 as well as upgrade projects from our existing customers as they move to the latest version of Astea Alliance.   In 2019, the Company will continue to consider ways to reduce operating expenses in certain areas of the Company in order to maintain our liquidity.  However, management has implemented new marketing initiatives which have increased our spending in this area in 2019.  We believe the new initiatives will directly contribute to increasing new business, which is essential to our growth.  Operations will generate enough cash to meet obligations at least through August 15, 2020. As noted above, if the Company’s actual results fall short of expectations, the Company will make cost adjustments to improve the Company’s operating cash flows. In addition, we plan to maintain the same level of investment in software development and we do not expect to increase capital expenditures.

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

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our balances outstanding on our revolving line of credit with WAB, as the interest rate is variable.  At June 30, 2019, the outstanding balances on our line of credit under the revolving credit facility with WAB was $2,647,000.

Foreign Currency Risk.  All costs associated with the Company’s foreign operations in the United Kingdom, Australia, Japan and Israel are denominated in their respective local currencies and translated into U.S. dollars for financial reporting.  As a result, the Company is exposed to risks to the extent that the rate of inflation in many of itws foreign operating regions differs from the rate of revaluation of their related currencies in relation to the U.S. dollar of if the timing of such revaluations lags behind inflation in these regions.  In such an event, the costs of the Company’s operations in these regions, measured in U.S. dollars, will change and the U.S. dollar measured results of operations will be affected.

The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in foreign currency.  For the six months ended June 30, 2019, approximately 39% of the Company’s overall revenue resulted from sales to customers outside the United States.  A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations.  The Company does not expect any material loss with respect to foreign currency risk.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2019, we implemented internal controls for the new accounting standard adopted during the period, Leases, but there were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 8, 2019, the Company entered into indemnification agreements with each of the current directors and executive officers and certain non-executive management of the Company (an “Indemnification Agreement”). The form of the Indemnification Agreement has been approved by the Board. The Indemnification Agreement requires the Company to indemnify directors and executive officers and certain non-executive management to the fullest extent permitted by Delaware law and is in addition to protections provided in the Company’s Certificate of Incorporation and Bylaws. Under the Indemnification Agreement, directors and executive officers and certain non-executive management will be indemnified for certain liabilities and will be advanced certain expenses that have been incurred as a result of actions brought, or threatened to be brought, against such individuals in connection with their duties. The Indemnification Agreement also contains various covenants by the Company as to the maintenance of directors’ and officers’ liability insurance. This description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the form of Indemnification Agreement, which is incorporated herein by reference to Exhibit 10.26# to this Form 10-Q. The Indemnification Agreements entered into by the Company and each director, executive officer and certain non-executive management are the same, except for each counterparty’s name and information for notices.

Item 6.	EXHIBITS

10.26#	Form of Indemnification

31.1	Certification Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEA INTERNATIONAL INC.

Date: August 13, 2019	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2019	/s/Rick Etskovitz
Rick Etskovitz
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

No.	Description

10.26#	Form of Indemnification

31.1	Certification Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase