Form 10-Q
period 2019-09-30
ASTEA INTERNATIONAL INC
filed 2019-11-14
CIK 945989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________________________________

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          September 30, 2019

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from _________________  to _____________________

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

Yes     No   X

As of November 11, 2019, 3,883,299 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

1

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY REPORT

INDEX

		Page No.

Facing Sheet		1

Index		2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited)
	and December 31, 2018	3

	Condensed Consolidated Statements of Operations (unaudited)	4

	Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Deficit for the Three and Nine Months
	Ended September 30, 2019 (unaudited)	6

	Condensed Consolidated Statements of Stockholders’ Deficit for the Three and Nine Months
	Ended September 30, 2018 (unaudited)	7

	Condensed Consolidated Statements of Cash Flows (unaudited)	8

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	33

Item 4.	Controls and Procedures	33

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	34

Item 6.	Exhibits	36

	Signatures	37
2

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019 (Unaudited)	2018*
ASSETS
Current assets:
Cash and cash equivalents	$400,000	$1,276,000
Accounts receivables, net of reserves allowance of $91,000 (unaudited) and $92,000, respectively	4,973,000	6,294,000
Prepaid expenses and other current assets	432,000	429,000
Deferred hosting costs	1,602,000	992,000
Total current assets	7,407,000	8,991,000

Property and equipment, net	171,000	89,000
Capitalized software development costs, net	4,437,000	4,599,000
Restricted cash	70,000	72,000
Other long-term assets	540,000	517,000
Right-of-use assets	2,284,000	-
Total assets	$14,909,000	$14,268,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,842,000	$4,137,000
Current lease liabilities	961,000	-
Deferred revenues	9,872,000	10,521,000
Total current liabilities	15,675,000	14,658,000

Long-term liabilities:
Borrowings under line of credit	2,588,000	2,669,000
Long-term accrued expenses	368,000	323,000
Deferred tax liability	49,000	49,000
Deferred revenues, net of current portion	1,351,000	763,000
Lease liabilities, net of current portion	1,323,000	-
Total long-term liabilities	5,679,000	3,804,000

Commitments and contingencies

Stockholders’ deficit:
Convertible preferred stock, $.01 par value, shares authorized 5,000,000: Series A issued and outstanding 826,000 shares	8,000	8,000
Series B issued and outstanding 797,000 shares	8,000	8,000
Common stock $.01 par value, 25,000,000 shares authorized; issued 3,731,000 and 3,659,000 shares; outstanding 3,689,000 and 3,617,000 shares, respectively	37,000	37,000
Additional paid-in-capital	31,342,000	31,455,000
Accumulated deficit	(36,364,000)	(34,344,000)
Accumulated other comprehensive loss	(1,268,000)	(1,150,000)
Treasury stock at cost, 42,000 common shares	(208,000)	(208,000)
Total stockholders’ deficit	(6,445,000)	(4,194,000)
Total liabilities and stockholders’ deficit	$14,909,000	$14,268,000
*Derived from audited financial statements See accompanying notes to the unaudited condensed consolidated financial statements.
3

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Revenues:
Software license fees	$140,000	$765,000	$1,302,000	$2,076,000
Subscriptions	1,278,000	1,412,000	3,737,000	3,104,000
Services and maintenance	4,542,000	4,948,000	13,956,000	15,273,000
Total revenues	5,960,000	7,125,000	18,995,000	20,453,000
Costs of revenues:
Cost of software license fees	908,000	750,000	2,532,000	1,976,000
Cost of subscriptions	325,000	369,000	884,000	794,000
Cost of services and maintenance	3,292,000	3,696,000	9,802,000	10,705,000
Total cost of revenues	4,525,000	4,815,000	13,218,000	13,475,000
Gross profit	1,435,000	2,310,000	5,777,000	6,978,000
Operating Expenses:
Product development	251,000	330,000	857,000	697,000
Sales and marketing	1,156,000	1,013,000	3,122,000	2,991,000
General and administrative	1,355,000	972,000	3,479,000	2,868,000
Total operating expenses	2,762,000	2,315,000	7,458,000	6,556,000
(Loss) income from operations	(1,327,000)	(5,000)	(1,681,000)	422,000
Interest expense, net	78,000	64,000	217,000	163,000
(Loss) income before income taxes	(1,405,000)	(69,000)	(1,898,000)	259,000
Income tax expense	84,000	1,000	122,000	19,000
Net (loss) income	(1,489,000)	(70,000)	(2,020,000)	240,000
Preferred dividend	125,000	125,000	375,000	375,000
Net loss allocable to common stockholders	$(1,614,000)	$(195,000)	$(2,395,000)	$(135,000)

Basic and diluted loss per share allocable to common stockholders	$(0.44)	$(0.05)	$(0.66)	$(0.04)

Weighted average shares outstanding used in computing basic and diluted loss per common share	3,642,000	3,607,000	3,627,000	3,600,000

See accompanying notes to the unaudited condensed consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net (loss) income	$(1,489,000)	$(70,000)	$(2,020,000)	$240,000
Other comprehensive income (loss):
Foreign currency translation adjustment	44,000	(23,000)	(118,000)	(33,000)
Comprehensive (loss) income	$(1,445,000)	$(93,000)	$(2,138,000)	$207,000

See accompanying notes to the unaudited condensed consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT Nine Months Ended September 30, 2019 (Unaudited)

	Series A convertible preferred stock at par value	Series B convertible preferred stock at par value	Common stock	Additional paid-in- capital	Accumulated other compre- hensive loss	Accumulated deficit	Treasury stock	Total stockholders’ deficit

Balances at December 31, 2018	$8,000	$8,000	$37,000	$31,455,000	$(1,150,000)	(34,344,000)	(208,000)	$(4,194,000)
Net income	—	—	—	—	—	55,000	—	55,000

Series A and B preferred stock dividends	—	—	—	(125,000)	—	—	—	(125,000)

Stock-based compensation	—	—	—	17,000	—	—	—	17,000

Other comprehensive loss	—	—	—	—	(46,000)	—	—	(46,000)

Balances at March 31, 2019	$8,000	$8,000	$37,000	$31,347,000	$(1,196,000)	(34,289,000)	(208,000)	$(4,293,000)
Net loss	—	—	—	—	—	(586,000)	—	(586,000)

Exercise of stock options	—	—	—	59,000	—	—	—	59,000

Series A and B preferred stock Dividends	—	—	—	(125,000)	—	—	—	(125,000)

Stock-based compensation	—	—	—	52,000	—	—	—	52,000

Other comprehensive loss	—	—	—	—	(116,000)	—	—	(116,000)

Balances at June 30, 2019	$8,000	$8,000	$37,000	$31,333,000	$(1,312,000)	(34,875,000)	(208,000)	$(5,009,000)
Net loss	—	—	—	—	—	(1,489,000)	—	(1,489,000)

Exercise of stock options	—	—	—	85,000	—	—	—	85,000

Series A and B preferred stock Dividends	—	—	—	(125,000)	—	—	—	(125,000)

Stock-based compensation	—	—	—	49,000	—	—	—	49,000

Other comprehensive income	—	—	—	—	44,000	—	—	44,000

Balances at September 30, 2019	$8,000	$8,000	$37,000	$31,342,000	$(1,268,000)	(36,364,000)	(208,000)	$(6,445,000)

See accompanying notes to the unaudited condensed consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT Nine Months Ended September 30, 2018
(Unaudited)

Series A convertible preferred stock at par value	Series B convertible preferred stock at par value	Common stock	Additional paid-in- capital	Accumulated other compre- hensive loss	Accumulated deficit	Treasury stock	Total stockholders’ deficit

Balances at December 31, 2017	$8,000	$8,000	$36,000	$31,710,000	$(1,055,000)	$(35,338,000)	$(208,000)	$(4,839,000)
Cumulative effect from change in accounting	—	—	—	—	—	630,000	—	630,000

Net income	—	—	—	—	—	6,000	—	6,000

Series A and B preferred stock dividends	—	—	—	(125,000)	—	—	—	(125,000)

Stock-based compensation	—	—	—	31,000	—	—	—	31,000

Other comprehensive loss	—	—	—	—	(104,000)	—	—	(104,000)

Balances at March 31, 2018	$8,000	$8,000	$36,000	$31,616,000	$(1,159,000)	$(34,702,000)	$(208,000)	$(4,401,000)
Net income	—	—	—	—	—	304,000	—	304,000

Series A and B preferred stock dividends	—	—	—	(125,000)	—	—	—	(125,000)

Stock-based compensation	—	—	—	41,000	—	—	—	41,000

Other comprehensive income	—	—	—	—	92,000	—	—	92,000

Balances at June 30, 2018	$8,000	$8,000	$36,000	$31,532,000	$(1,067,000)	$(34,398,000)	$(208,000)	$(4,089,000)
Net loss	—	—	—	—	—	(70,000)	—	(70,000)

Exercise of stock options	—	—	1,000	84,000	—	—	—	85,000

Series A and B preferred stock dividends	—	—	—	(125,000)	—	—	—	(125,000)

Stock-based compensation	—	—	—	45,000	—	—	—	45,000

Other comprehensive loss	—	—	—	—	(23,000)	—	—	(23,000)

Balances at September 30, 2018	$8,000	$8,000	$37,000	$31,536,000	$(1,090,000)	$(34,468,000)	$(208,000)	$(4,177,000)

See accompanying notes to the unaudited condensed consolidated financial statements.

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(2,020,000)	$240,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,527,000	1,993,000
Non cash lease expense	848,000	—
Amortization of deferred financing costs	35,000	32,000
Amortization of deferred hosting costs	311,000	786,000
Decrease in provision for doubtful accounts	(1,000)	(148,000)
Stock-based compensation	118,000	116,000
Changes in operating assets and liabilities:
Receivables	1,362,000	(18,000)
Prepaid expenses and other	(45,000)	(188,000)
Deferred hosting costs	(921,000)	(936,000)
Other assets	(23,000)	(6,000)
Accounts payable and accrued expenses	401,000	47,000
Deferred revenues	(51,000)	(196,000)
Lease liabilities	(848,000)	—

Net cash provided by operating activities	1,693,000	1,722,000
Cash flows from investing activities:
Purchases of property and equipment	(145,000)	(42,000)
Capitalized software development costs	(2,301,000)	(2,430,000)

Net cash used in investing activities	(2,446,000)	(2,472,000)
Cash flows from financing activities:
Dividend payments on preferred stock	(200,000)	(105,000)
Payment on the term note from Bridge Bank	—	(225,000)
Payment on line of credit from Bridge Bank	(12,524,000)	(7,975,000)
Proceeds on line of credit from Bridge Bank	12,443,000	8,367,000
Proceeds from exercise of stock options	144,000	84,000
Net cash (used) provided by financing activities	(137,000)	146,000
Effect of exchange rate changes on cash	12,000	19,000
Net decrease in cash, cash equivalents and restricted cash	(878,000)	(585,000)
Cash, cash equivalents and restricted cash, beginning of period	1,348,000	2,001,000

Cash, cash equivalents and restricted cash, end of period	$470,000	$1,416,000
Supplemental disclosure of cash flows information:
Cash paid for taxes	$110,000	—
Cash paid for interest	$182,000	$107,000
Supplemental disclosure of non-cash flows information:
Accrued preferred dividends	$375,000	$375,000
See accompanying notes to the unaudited condensed consolidated financial statements.

Item 1. FINANCIAL STATEMENTS (Continued)

ASTEA INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements at September 30, 2019 and for the three and nine month periods ended September 30, 2019 and 2018 of Astea International Inc. and subsidiaries (“Astea” or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest annual report (Form 10-K) and our Form 10-Q’s for the quarters ended September 30, 2018, March 31, 2019 and June 30, 2019. The interim financial information presented is not necessarily indicative of results expected for the entire year ending December 31, 2019.

Comparability

The condensed consolidated financial statements as of and for the periods ended September 30, 2019 are presented under the new Lease standard, while the comparative period presented has not been adjusted and continues to be reported in accordance with the previous standard. The Lease standard requires lessees to recognize a right-of-use ("ROU") asset and lease liability for all leases on the condensed consolidated balance sheet beginning January 1, 2019 with no modification to prior periods.

Recently Adopted Accounting Standards - Leases

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

Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same such amounts presented on the condensed consolidated statement of cash flows:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$ 400,000	$ 1,276,000
Restricted cash	70,000	72,000
Total cash, cash equivalents, and restricted cash reported on the condensed consolidated statements of cash flows	$ 470,000	$ 1,348,000

Amounts included in restricted cash represent funds required to be set aside by a contractual agreement with the building leasing companies in Europe. The restrictions will lapse when the building leases expire.

Operating Matters and Liquidity

The Company has a history of net losses and an accumulated deficit of $36,364,000 as of September 30, 2019. In the first nine months of 2019, the Company had a net loss of $2,020,000 compared to income of $240,000 generated in the first nine months of 2018. Further, at September 30, 2019, the Company had a working capital ratio of .47:1, with cash and cash equivalents of $400,000 compared to December 31, 2018 when the Company had cash and cash equivalents of $1,276,000. The decrease in cash and cash equivalents for the first nine months of 2019 was primarily driven by a decrease in cash provided by operations in 2019 compared to 2018 and a decrease in cash provided by financing activities.

As of September 30, 2019, the Company owed $2,588,000 against the line of credit from Western Alliance Bank (“WAB”).   As of September 30, 2019, the availability under the line of credit was $262,000. The Company has projected revenues that management believes will provide sufficient funds along with the additional borrowings available under its line of credit to sustain its continuing operations through at least November 15, 2020. The Agreement with WAB is set to expire November 2020. It is the Company’s intention to either renew or replace the line of credit prior to its expiration.

The Company was in compliance with the WAB financial and liquidity covenant as of September 30, 2019 and expects to be able to continue to comply with the required covenants under the modified agreement with WAB for at least the next year. As a result, the amount due to WAB under the line of credit as of September 30, 2019 were classified in the accompanying condensed consolidated balance sheet in accordance with the repayment terms stipulated in the agreement with WAB.

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

Management’s current operating plan is to maintain and/or reduce operating expenses in order to be aligned with expected revenues.  The primary area of focus will continue to be headcount and costs from outside consultants.  The Company remains focused on maximizing revenue from its revenue generating resources and will continue to repurpose, if necessary, certain personnel to become billable so the Company can continue to improve its liquidity.  The Company has a substantial professional services backlog that resulted from new customers added in 2019 as well as upgrade projects from our existing customers as they move to the latest version of Astea Alliance.   In 2020, the Company will continue to consider ways to reduce operating expenses in certain areas of the Company in order to maintain its liquidity. However, management has implemented new marketing initiatives which have increased our spending in this area in 2019. We believe the new initiatives will directly contribute to increasing new business, which is essential to our growth.  Operations will generate enough cash to meet obligations at least through November 15, 2020. As noted above, if the Company’s actual results fall short of expectations, the Company will make cost adjustments to improve the Company’s operating cash flows. In addition, we plan to maintain the same level of investment in software development and we do not expect to increase capital expenditures.

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

In subscription-based arrangements, even though customers use the software element, they generally do not have a contractual right to take possession of the software at any time during the hosting period without significant penalty to either run the software on its own hardware or contract with an unrelated third party to host the software. Accordingly, these software as a service (“SaaS”) arrangements, including the software license fees within the arrangements, are accounted for as subscription services provided all other revenue recognition criteria have been met. The subscription revenue is recognized on a straight-line basis over the performance obligation. The Company recognizes subscription revenue once a customer goes-live ratably over the remaining contract period or customer life whichever is longer. The contract period is typically 1 to 3 years. The average expected life of a customer is 2 years. The average customer takes about 8 to 10 months to go live. The Company expects the average life of a customer to increase as more customers begin to renew their subscription contracts. When implementation, consulting and training services are bundled with the subscription-based arrangement, these services are recognized over the life of the initial contract (performance obligation), once the project goes live.

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

For the three and nine months ended September 30, 2019, there was no individual customer that accounted for 10% of total revenue. For the three months ended September 30, 2018, no individual customer accounted for 10% or more of total revenue. For the nine months ended September 30, 2018, one customer accounted for 10% of total revenue.

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

The following tables depicts the Company’s disaggregation of revenue:

	Three months ended		Nine months ended
	September 30,		September 30,
Timing of Revenue Recognition	2019	2018	2019	2018
Performance obligations transferred at a point in time	$140,000	$765,000	$1,302,000	$2,076,000
Performance obligations transferred over time	4,380,000	4,720,000	13,266,000	14,657,000
Performance obligations transferred over time initiated at go-live	1,440,000	1,640,000	4,427,000	3,720,000
Total revenues	$5,960,000	$7,125,000	$18,995,000	$20,453,000

The performance obligations transferred at a point in time relate to perpetual license revenue for which there is no deferred revenue as of September 30, 2019 or 2018. The performance obligations transferred over time consist of professional services that are recognized based on time and materials, as the services are performed. The performance obligations for support services are recognized ratably over time based on the contract life, except for a few fixed price contracts which are recognized based on the achievement of certain milestones. If the customer pays in advance, service revenue is deferred until the performance obligations are met. For support services, the fee is paid in advance of the performance obligation. Accordingly, the Company has recorded deferred revenue from fixed price contracts and support services of $6,557,000 and $7,067,000 as of September 30, 2019 and 2018, respectively. Performance obligations transferred over time, initiated at go-live, relate to our subscription hosting and our subscription professional services for the implementation. No performance obligation is recognized until the customer is live and has access to the subscription services. Once live, the performance obligations are recognized over time, which is either 2 years, the average customer life, or the remaining contract life of the customer, whichever is longer. Because subscription fees are paid in advance, and professional services fees are paid as the services are performed, the revenue from both are deferred until the date in which the customer goes live. The Company has deferred revenue recorded for performance obligations transferred over time, initiated at go-live for hosting and hosting services for $4,656,000 and $4,221,000 as of September 30, 2019 and 2018, respectively.

The long-term deferred revenue reported as $1,351,000 and $1,474,000 as of September 30, 2019 and 2018, respectively, consists of the portion of revenue that will be recognized beyond one year of the balance sheet date for hosting implementation services.

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

The Financing Agreement with WAB, established a revolving credit line for the Company in the principal amount of up to $2,400,000 (the “Revolving Credit Line”) and a Term Loan of $400,000 (the “Term Loan”).  Availability under the Revolving Credit Line is tied to a borrowing base formula that is based on 80% of the Company’s eligible domestic accounts receivable.  Advances under the Revolving Credit Line (the “Advances”) may be repaid and reborrowed in accordance with the Loan Agreement.  Pursuant to the Financing Agreement, the Company originally agreed to pay to WAB the outstanding principal amount of all Advances, the unpaid interest thereon, and all other obligations incurred with respect to the Loan Agreement on September 1, 2019. Interest accrues and is paid monthly at the Wall Street Journal Prime Rate plus 1.5%. At September 30, 2019, the interest rate was 6.5%.

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

The Company expects to be able to continue to comply with the required covenants contained in the agreement with WAB for at least the next year. As a result, the amounts due to WAB under the line of credit and term loan as of September 30, 2019 are classified in the accompanying condensed consolidated balance sheet in accordance with the repayment terms stipulated in the agreement.

As of September 30, 2019, the Company owed $2,588,000 under the revolving line of credit. The Company incurred $54,000 and $64,000 of interest expense to WAB for the three-month period ended September 30, 2019 and 2018, respectively and $152,000 and $119,000 of interest expense to WAB for the nine-month period ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was availability of $262,000 under the line of credit. The Company was in compliance with the financial and liquidity covenants of the Loan Modification as of September 30, 2019.

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

The impact of the new lease standard on the September 30, 2019 condensed consolidated balance sheet was as follows:

September 30, 2019
Right-of-use assets	$ 2,284,000
Current lease liabilities	$ 961,000
Noncurrent lease liabilities	1,323,000

Total lease liabilities	$ 2,284,000
Weighted average remaining lease term	1.9 years
Weighted average discount rate	7.17%

Total operating lease costs for the three and nine months ended September 30, 2019 were $283,000 and $848,000, respectively, while the total operating lease costs for the three and nine months ended September 30, 2018 were $326,000 and $978,000, respectively, which is included in operating costs on the condensed consolidated statements of operation.

The following table provides supplemental cash flow information related to our operating leases at September 30, 2019:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$960,000

The following table shows the future maturities of lease liabilities for leases in effect as of September 30, 2019:

Lease Liabilities
2019 (excluding the nine months ended September 30, 2019)	$320,000
2020	1,049,000
2021	837,000
2022	452,000
2023	1,000
Total lease payments	2,659,000
Less: imputed interest	(375,000)
Total	$2,284,000

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in general and administrative expenses and interest accrued is recorded in interest expense or interest income, respectively, in the condensed consolidated statement of operations. For the three and nine months ended September 30, 2019 and 2018, there were no interest or penalties related to uncertain tax positions.

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

As of September 30, 2019, we had approximately $10.9 million of net deferred tax assets, against which we provided a 100% valuation allowance. Our net deferred tax assets were generated primarily by operating losses. Accordingly, it is more likely than not, that we will not realize these assets through future operations.

The tax provision for the period consisted primarily of income taxes paid to Australia due to income generated by our Australian operation. The remainder of the tax provision was for taxes accrued on our Israeli operation.

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

As of September 30, 2019, the total unrecognized compensation cost related to non-vested options amounted to $513,000, which is expected to be recognized over the options’ weighted average remaining vesting period of 3.24 years.

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

  Activity under the Company’s stock option plans for the nine months ended September 30, 2019 is as follows:

	OPTIONS OUTSTANDING
	Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2018	762,000	$2.54
Granted	245,000	$5.83
Exercised	(73,000)	$1.99
Forfeited	(129,000)	$3.86
Balance, September 30, 2019	805,000	$3.42

There are 280,000 shares available for granting future options as of September 30, 2019. It is the Company’s policy to issue shares from authorized but unissued common stock when stock options are exercised.

The following table summarizes outstanding options under the Company’s stock option plans as of September 30, 2019:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding Options	805,000	$3.42	6.05	$1,469,000

Ending Vested and Exercisable	475,000	$2.48	4.04	$1,223,000

Options Vested and Expected to Vest	710,000	$3.19	5.63	$1,423,000

Convertible Preferred Stock

Series A

On September 24, 2008, the Company issued 826,000 shares of Series-A Convertible Preferred Stock (“Series A Preferred Stock”) to its Chief Executive Officer at a price of $3.63 per share for a total of $3,000,000.  Dividends accrue daily on the Series A Preferred at a rate of 10% and are payable only when, and if, declared by the Company’s Board of Directors, quarterly in arrears. At September 30, 2019 and December 31, 2018, there were accrued dividends of $654,000 and $541,000, included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.

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

The Series B Preferred Stock may be converted into shares of common stock on a one-to-one ratio, subject to customary anti-dilution provisions.  The Series B Preferred Stock is entitled to a quarterly dividend, which accrues at an annual rate of 10%.  The Company’s Chief Executive Officer may convert 100% of his shares of the Series B Preferred Stock into shares of common stock. Each and every outstanding share of Series B Preferred Stock is subject to mandatory and automatic conversion into shares of common stock if the closing price of the common stock as reported by the principal exchange or quotation system on which such common stock is traded or reported exceeds 300% of the then current conversion price for 30 consecutive trading days.  The Company may redeem all of the outstanding shares of the Series B Preferred Stock issued at a price per share equal to 300% of the purchase price. The Series B Preferred Stock ranks senior to the common stock and on parity with the Company’s Series A Preferred Stock. In the event of a liquidation of the Company, the holder of the Series B and Series A Preferred Stock shall be entitled to receive in preference to the holders of the common stock, the original amount invested in the preferred stock plus any unpaid and accrued dividends. Preferred stock dividends on the Series B are declared quarterly by the Board of Directors. At September 30, 2019 and December 31, 2018, there were accrued dividends of $416,000 and $354,000, included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.

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

The Company had net loss allowable to the common stockholders for the three and nine months ended September 30, 2019 and 2018. In the nine months ended September 30, 2018, there were 179,000 of net additional dilutive stock options assumed to be converted into common stock shares but were excluded from the diluted earnings per common shares calculation as the inclusion of these shares would have been antidilutive. In addition, as of three and nine months ended September 30, 2019 and as of the three months ended September 30, 2018, the outstanding stock options would have been antidilutive due to the net loss incurred during those periods. In addition, 100% of the outstanding convertible preferred stock, 1,623,000 shares, were eligible to be converted into common stock. For purpose of this calculation, if converted, it was assumed that upon conversion, the related dividends were not paid. However, as of the three and nine months ended September 30, 2019 and 2018 shares of common stock issuable on the assumed conversion of the eligible preferred stock were excluded from the diluted earnings per common shares calculation as the inclusion of these shares would have been antidilutive.

	Three Months Ended		Nine Months Ended
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Numerator:
Net (loss) income	$(1,489,000)	$(70,000)	$(2,020,000)	$240,000
Preferred dividend	125,000	125,000	375,000	375,000
Net loss available to common stockholders	$(1,614,000)	$(195,000)	$(2,395,000)	$(135,000)
Denominator:
Basic weighted average number of common shares outstanding	3,642,000	3,607,000	3,627,000	3,600,000
Diluted weighted average number of common shares outstanding	3,642,000	3,607,000	3,627,000	3,600,000
Basic (loss) earnings per common share	$(0.44)	$(0.05)	$(0.66)	$(0.04)
Diluted (loss) earnings per common share	$(0.44)	$(0.05)	$(0.66)	$(0.04)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Software license fees
United States	$112,000	$504,000	$707,000	$951,000
Europe	21,000	176,000	129,000	328,000
Asia Pacific	7,000	85,000	466,000	797,000
Total foreign software license fees revenue	28,000	261,000	595,000	1,125,000
Total software license fees	140,000	765,000	1,302,000	2,076,000
Subscriptions
United States	678,000	443,000	2,035,000	1,268,000
Europe	341,000	327,000	882,000	914,000
Asia Pacific	259,000	642,000	820,000	922,000
Total foreign subscriptions	600,000	969,000	1,702,000	1,836,000
Total subscription revenue	1,278,000	1,412,000	3,737,000	3,104,000
Services and maintenance
United States	2,790,000	2,649,000	8,789,000	9,030,000
Europe	586,000	591,000	1,821,000	1,776,000
Asia Pacific	1,166,000	1,708,000	3,346,000	4,467,000
Total foreign services and
maintenance revenue	1,752,000	2,299,000	5,167,000	6,243,000
Total services and maintenance revenue	4,542,000	4,948,000	13,956,000	15,273,000

Total revenue	$5,960,000	$7,125,000	$18,995,000	$20,453,000

Net (loss) income
United States	$(1,178,000)	$(437,000)	$(1,251,000)	$(328,000)
Europe	(247,000)	(60,000)	(760,000)	(275,000)
Asia Pacific	(64,000)	427,000	(9,000)	843,000

Net (loss) income	$(1,489,000)	$(70,000)	$(2,020,000)	$240,000

10.        SUBSEQUENT EVENT

Summary of Merger Agreement

On October 7, 2019, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with IFS Americas, Inc. (“Parent”) and IFS Amber, Inc. (“Merger Sub”), a wholly owned subsidiary of Parent. Subject to the terms and conditions of the Agreement, Merger Sub will merge with the Company and then become a subsidiary of Parent (“the Merger”). It is expected for the merger to close before the end of calendar year 2019.

The transaction will result in the acquisition of all outstanding shares of the Company by Parent for cash. Each outstanding share of common stock, par value $0.01 per share, excluding shares held in treasury, will be purchased for $12.00 per share. Furthermore, each option to purchase shares of the Company common stock immediately prior to the effective time of the transaction, whether vested or unvested, will be cancelled and converted into the right to receive an amount in cash equal to the product of the total number of shares of common stock subject to the option, multiplied by the excess, if any, of the merger consideration, $12.00, over the applicable exercise price of each option.

The Merger Agreement contains various representations, warranties and covenants by the Company, Parent and Merger Sub. The Merger Agreement requires the Company to call and hold a special stockholders meeting and requires the board of directors of the Company to recommend that the Company’s stockholders approve the Merger Agreement and the merger.

The Merger Agreement requires the Company and Parent to use reasonable best efforts to take all reasonable actions necessary under applicable law to consummate the transactions contemplated by the Merger Agreement.

The Merger Agreement contains certain termination rights for each of the Company and Parent, including the right of each party to terminate the Merger Agreement if the merger has not been consummated by the end of January 31, 2020.

The Merger Agreement provides for a payment by the Company to Parent a termination fee in the amount of $2,569,746 in the case of a termination of the Merger Agreement under certain circumstances described in the Merger Agreement. Parent shall pay a termination fee of $2,936,852 to the Company in the event the Merger Agreement is terminated by Parent subject to certain conditions contained in the Merger Agreement.

The Company board of directors has unanimously determined that the transactions contemplated by the Merger Agreement are fair to, and in the best interest of, the Company and its stockholders, and has unanimously recommended that the Company board of directors approve the Merger Agreement and the transactions contemplated therein. The obligations of the parties to consummate the merger are subject to customary closing conditions.

Closing Compensation Agreement

Following the Company’s agreement upon the terms of the proposed merger with Parent and in consideration of Mr. Etskovitz’s role as the Chief Financial Officer of the Company and the importance of his participation in the due diligence and closing of the proposed transaction, the Company entered into an agreement with him on September 17, 2019, pursuant to which he will be entitled to a bonus of $100,000 (less applicable withholding taxes) on the condition that he remain employed by the Company in good standing through the closing of the merger and perform any additional duties related to the proposed merger (“Closing Compensation Agreement”). If Mr. Etskovitz voluntarily resigns his employment or is terminated for cause before the closing of the merger, he will forfeit the entire amount of the bonus. If the merger is not consummated for any reason, he will be entitled to receive a bonus equal to $50,000 (less applicable withholding taxes) if he remains employed in good standing with the Company through such event.

Conversion of Preferred Stock

Effective November 12, 2019, Zack Bergreen, the Chairman and Chief Executive Officer of Astea International Inc., converted to common stock, par value $0.01 per share of the Company (“Common Stock”), all of the 826,446 outstanding shares of the Series A Convertible Preferred Stock, par value $0.01 per share, and all of the 797,448 outstanding shares of the Series B Convertible Preferred Stock, par value $0.01 per share, of the Company that he held as of such date (the “Convertible Preferred Stock”). The Convertible Preferred Stock was convertible on a 1 for 1 basis, resulting in the issuance of 1,623,894 shares of Common Stock to Mr. Bergreen. Following the conversion, Mr. Bergreen beneficially owns 2,992,287 shares of Common Stock, or approximately 54.3% of the outstanding Common Stock. As described in the Company’s Current Report on Form 8-K filed on October 8, 2019, conversion of the Convertible Preferred Stock was required by the Voting Agreement among IFS Americas, Inc., a Delaware corporation (“Parent”), Mr. Bergreen and the limited partnership that he controls, in connection with the Agreement and Plan of Merger dated October 7, 2019 among the Company, Parent and a subsidiary of Parent.

 Date, Time, Location and Record Date of Special Meeting of Stockholders

The Company’s Board of Directors has fixed the date, time, location and record date for the special meeting of the stockholders of the Company to consider and vote upon the adoption of the Merger Agreement, which provides for the merger of IFS Amber, Inc., subsidiary of Parent, with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent. The Board of Directors determined that the special meeting of the Company’s stockholders will be held on Monday, December 9, 2019 at 11:00 a.m. (local time), at the Company’s headquarters at 240 Gibraltar Road, Horsham, Pennsylvania 19044. The Board of Directors also established the close of business on November 12, 2019 as the record date for the determination of stockholders entitled to receive notice of, and to vote at, the special meeting and any adjournment or postponement thereof.

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

For the three and nine months ended September 30, 2019, there was no individual customer that accounted for 10% of total revenue. For the three months ended September 30, 2018, no individual customer accounted for 10% or more of total revenue. For the nine months ended September 30, 2018, one customer accounted for 10% of total revenue.

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

The following tables depicts the Company’s disaggregation of revenue:

	Three months ended		Nine months ended
	September 30,		September 30,
Timing of Revenue Recognition	2019	2018	2019	2018
Performance obligations transferred at a point in time	$140,000	$765,000	$1,302,000	$2,076,000
Performance obligations transferred over time	4,380,000	4,720,000	13,266,000	14,657,000
Performance obligations transferred over time initiated at go-live	1,440,000	1,640,000	4,427,000	3,720,000
Total revenues	$5,960,000	$7,125,000	$18,995,000	$20,453,000

The performance obligations transferred at a point in time relate to perpetual license revenue for which there is no deferred revenue as of September 30, 2019 or 2018. The performance obligations transferred over time consist of professional services that are recognized based on time and materials, as the services are performed. The performance obligations for support services are recognized ratably over time based on the contract life, except for a few fixed price contracts which are recognized based on the achievement of certain milestones. If the customer pays in advance, service revenue is deferred until the performance obligations are met. For support services, the fee is paid in advance of the performance obligation. Accordingly, the Company has recorded deferred revenue from fixed price contracts and support services of $6,557,000 and $7,067,000 as of September 30, 2019 and 2018, respectively. Performance obligations transferred over time, initiated at go-live, relate to our subscription hosting and our subscription professional services for the implementation. No performance obligation is recognized until the customer is live and has access to the subscription services. Once live, the performance obligations are recognized over time, which is either 2 years, the average customer life, or the remaining contract life of the customer, whichever is longer. Because subscription fees are paid in advance, and professional services fees are paid as the services are performed, the revenue from both are deferred until the date in which the customer goes live. The Company has deferred revenue recorded for performance obligations transferred over time, initiated at go-live for hosting and hosting services for $4,656,000 and $4,221,000 as of September 30, 2019 and 2018, respectively.

The long term deferred revenue reported as $1,351,000 and $1,474,000 as of September 30, 2019 and 2018, respectively, consists of the portion of revenue that will be recognized beyond one year of the balance sheet date for hosting implementation services.

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

Capitalized software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products beginning with the initial release to customers.  The Company's estimated life for its capitalized software products is two years based on current sales trends and the rate of product release.  The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the net realizable value of each product, which includes the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company's responsibility set forth at the time of sale. As of September 30, 2019, management believes that no revisions to the remaining useful lives or write-downs of capitalized software development costs are required.

Currency Translation

The international subsidiaries and foreign branch operations translate their assets and liabilities from international operations by using the exchange rate in effect at the balance sheet date. The results of operations are translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment as a component of other comprehensive loss in the accompanying condensed consolidated statements of changes in stockholders’ deficit. Foreign exchange transaction gains and losses are included in general and administrative expenses in the condensed consolidated statements of operations. General and administrative expenses include a foreign exchange transaction loss of $24,000 for the nine months ended September 30, 2019 and a $15,000 gain for the nine months ended September 30, 2018.

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2019

Revenues

Total revenues decreased by $1,165,000 or 16%, to $5,960,000 for the three months ended September 30, 2019 from $7,125,000 for the three months ended September 30, 2018. Software license fee revenues decreased $625,000, or 82%, from the same quarter in 2018. Subscription revenues decreased $134,000 or 9% to $1,278,000 from $1,412,000 for the same period last year. Services and maintenance revenues for the three months ended September 30, 2019 decreased $406,000 or 8% from the same quarter in 2018.

Software license fee revenue decreased 82% to $140,000 in the third quarter of 2019 from $765,000 in the third quarter of 2018. This is primarily due to Astea Alliance license revenues decreasing by $467,000 or 80% to $120,000 in the third quarter of 2019 from $587,000 in the third quarter of 2018. The decrease was primarily due to lower perpetual license sales in all regions resulting from the Company’s policy of focusing its sales efforts on subscription based opportunities and only selling perpetual licenses to its existing customers. We expect license sales to continue to decrease in the future due to this strategic shift in the sales process. FieldCentrix license sales were $20,000 in the third quarter of 2019 compared to $178,000 in the third quarter of 2018. The decrease was due to lower license sales to existing customers in the third quarter of 2019 compared to the same quarter in 2018.

Subscription revenue decreased 9% to $1,278,000 in the third quarter of 2019 from $1,412,000 in the third quarter of 2018. The primary reason for the decrease resulted from the recognition of subscription revenue from a Japanese customer that went live in the third quarter of 2018 for which 2 years of subscription revenue had previously been deferred, partially offset by the recognition of subscription revenue from additional hosted customers going live in the U.S. in 2019, which had previously been deferred. Previously deferred hosting revenues were recognized as the service periods for those hosting services had lapsed. The Company continues to sell Software as a Service (SaaS) for which hosting revenue may not be recognized until the customers go-live. In addition, the Company’s focus going forward will be exclusively on selling subscription licenses to new customers. As such, we expect deferred revenues and subscription revenues to increase going forward.

Services and maintenance revenues decreased by 8% to $4,542,000 in the third quarter of 2019 compared to $4,948,000 in the third quarter of 2018. This is primarily due to a Japanese hosted customer that went live in the third quarter of 2018 for which 2 years of subscription service revenue had previously been deferred and recognized in full, partially offset by Astea Alliance service revenues in the U.S increasing by $142,000 or 5% compared to the third quarter of 2018. The increase was mainly attributable to a strong backlog of professional services required by new customer implementations and upgrades of current customers. Service and maintenance revenues generated by FieldCentrix decreased by $38,000 or 7% to $513,000 in the third quarter of 2019 compared to $551,000 during the same period in 2018. The decrease in maintenance is due to cancellation of maintenance by a few small customers offset by an increase in service revenue resulting from upgrade projects.

Costs of Revenues

Cost of software license fees increased 21% to $908,000 in the third quarter of 2019 from $750,000 in the third quarter of 2018. Included in the cost of software license fees is the amortization of capitalized software costs and the third party software embedded in the Company’s software licenses sold to customers. Amortization of capitalized software development costs was $894,000 for the quarter ended September 30, 2019 compared to $739,000 for the same quarter in 2018. The increase was due to the amortization of both Alliance Version 15 that was released in September 2018 and Version 15.1, released in March 2019. Amortization of both versions did not occur during the quarter ended September 30, 2018. The gross margin percentage on software license sales was (550%) in the third quarter of 2019 compared to 2% in the third quarter of 2018. The decline in the 2019 license margin resulted from the combination of lower revenues and higher cost of sales.

Cost of subscriptions decreased 12% to $325,000 in the third quarter of 2019 from $369,000 in the third quarter of 2018. The decrease in cost of subscriptions is mainly attributed the Company transitioning to a lower cost SaaS cloud service provider in 2019 offset by adding more live hosted customers and increased hosting compliance costs in the third quarter of 2019 compared to the same period in 2018. The gross margin percentage on hosting was 75% in the third quarter of 2019 compared to 74% in the same quarter last year.

Cost of services and maintenance decreased 11% to $3,292,000 in the third quarter of 2019 from $3,696,000 in the third quarter of 2018. The decrease in cost of service and maintenance is mainly attributed to a decrease in headcount in the U.S., the reduced use of contractors in Japan and decreases in travel expenses in all regions, partially offset by an increase in recruiting costs. The gross margin percentage was 28% in the third quarter of 2019 compared to 25% in 2018. The growth in the services and maintenance gross margin was mainly due to lower service and maintenance costs in the third quarter of 2019.

Gross Profit

Total gross profit decreased 38% to $1,435,000 in the third quarter of 2019 from $2,310,000 in the third quarter of 2018 primarily due to decreases in all revenue streams as well as increases in costs of license fees. As a percentage of revenue, gross profit in the third quarter of 2019 was 24% compared to 32% in the third quarter of 2018.

Operating Expenses

Product Development

Product development expenses decreased 24% to $251,000 in the third quarter of 2019 from $330,000 in the third quarter of 2018.  Fluctuations in product development expense from period to period result from the amount of product development expense that is capitalized. Development costs of $797,000 were capitalized in the third quarter of 2019 compared to $645,000 during the same period in 2018 due to the increase in resources working on the development of the latest version of Alliance. Gross product development expense was $1,048,000 in the third quarter of September 30, 2019 which is 7% higher than $975,000 during the same quarter in 2018.  The increase was due to increases in salary and benefits and an unfavorable exchange rate on the Israeli shekel relative to the U.S. dollar, as the majority of development work is performed in Israel. Product development expense as a percentage of revenues was 4% in the third quarter of 2019 and 5% in the third quarter of 2018.

Sales and Marketing

Sales and marketing expense increased 14% to $1,156,000 in the third quarter of 2019 from $1,013,000 in the third quarter of 2018. The increase in sales and marketing expense resulted from higher third party marketing costs and increased sales force headcount in the U.S., offset by lower sales commissions due to a decrease in license revenue. The increase in third party marketing costs is due to the Company’s strategy of expanding its marketing presence through additional efforts to increase awareness of our products in order to improve lead generation and sales opportunities. Increased awareness occurs through additional webinars in all regions focused on the vertical industries in which the Company operates, attendance at more trade shows, and new strategies to improve lead generation for the Company’s sales force.  As a percentage of revenues, sales and marketing expense was 19% in the third quarter of 2019 and 14% in the third quarter of 2018.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, bad debt expense and various costs associated with the Company’s status as a public company. General and administrative expenses increased 39% to $1,355,000 during the third quarter of 2019 from $972,000 in the third quarter of 2018 due to increased professional fees which we did not incur during the same period in 2018. As a percentage of revenue, general and administrative expenses were 23% in the third quarter of 2019 compared to 14% in the third quarter of 2018.

Net Interest Expense

Net interest expense was $78,000 in the third quarter of 2019 compared to $64,000 in the third quarter of 2018. The increase in interest expense is mainly due to interest paid on accrued, but unpaid preferred dividends compared to the same period in 2018 offset by a slight decrease in the interest rate charged by Bridge Bank on the Company’s line of credit due to a decrease in the prime rate and by a lower average line of credit during the third quarter of 2019 compared to the same period in 2018 which resulted in a small decline in the interest paid to Bride bank for the quarter. Per the preferred stock agreements, unpaid accrued preferred dividends incur an interest charge calculated at 10% per annum.

Income Tax Expense

The Company recorded a provision for income tax of $84,000 for the third quarter of 2019 compared to $1,000 during the third quarter of 2018. The tax expense increase resulted from income taxes paid in the Asia Pacific region during the third quarter of 2019 compared to no tax provision payment in the same period in 2018. In the past, there has been no tax expense in this region due to the carryforward of operating losses from prior periods that have now been fully utilized and no longer available. We expect to pay taxes in the future in the APAC region as long as operations remain profitable.

International Operations

The Company’s international operations generated revenues of $2,378,000 in the third quarter of 2019, a decrease of 33% from the same quarter in 2018. Revenues from international operations comprised 40% of the Company’s total revenue for the third quarter in 2019, compared to 50% of total revenues for the same quarter in 2018. The decrease in international revenues in the third quarter of 2019 compared to the same period in 2018 is primarily due to decreases in subscription revenue and subscription service revenue in Japan due to a customer that went live in the third quarter of 2018 that had previously been deferred for 2 years. When the customer went live, all of the deferred hosting and services revenue was recognized in the period.

Comparison of Nine Months Ended September 30, 2019 and 2018

Revenues

Total revenues decreased by $1,458,000 or 7%, to $18,995,000 for the nine months ended September 30, 2019 from $20,453,000 for the nine months ended September 30, 2018. Software license fee revenues decreased $774,000, or 37%, from the same period in 2018. Subscription revenues increased $633,000 or 20% to $3,737,000 from the same period last year. Services and maintenance revenue for the nine months ended September 30, 2019 decreased $1,317,000 or 9% from the same period in 2018.

Software license fee revenues decreased 37% to $1,302,000 in the first nine months of 2019 compared to $2,076,000 in the same period in 2018. This is primarily due to Astea Alliance license revenue decreasing by $694,000 or 38%, to $1,138,000 in the first nine months of 2019 from $1,832,000 in the first nine months of 2018. The decrease was primarily due to lower perpetual license sales in the U.S., Japan and EMEA and partially offset by slightly higher sales in the Asia Pacific region.

Subscription revenue increased 20% to $3,737,000 in the first nine months of 2019 from $3,104,000 in the first nine months of 2018. The increase resulted from a number of hosted customers who went live in late 2018 and the first nine months of 2019 as well as the addition of new user licenses by certain customers. The Company continues to add new hosting customers. Even though the Company signed new Software as a Service (SaaS) customers in the first nine months of 2019, most of the associated hosting revenue may not be recognized until the new customers go-live.

Services and maintenance revenues decreased by 9% to $13,956,000 in the first nine months of 2019 compared to $15,273,000 in the first nine months of 2018. This is primarily due to Astea Alliance service and maintenance decreasing by $1,082,000 or 8% compared to the first nine months of 2018. The decrease was mainly attributable to a larger than usual amount of service revenue recognized in the 2018 period when a hosted customer in Japan went live in the first nine months of 2018 for which a substantial amount of the hosting service revenue, which had previously been deferred for three years, was recognized. In the nine months ended September 30, 2019, there was no remaining revenue to be recognized for this customer in Japan. In addition, there was a decrease in maintenance revenue in 2019 in the U.S. for a few customers that transitioned from on-premise to subscription services. Service and maintenance revenues generated by FieldCentrix decreased by $234,000 or 14% to $1,488,000 in the first nine months of 2019 compared to $1,722,000 during the same period in 2018. The decrease in service revenue is due to a reduction in upgrade projects for existing customers and decreases in maintenance due to cancelation by a few small customers.

Costs of Revenues

Cost of software license fees increased by 28% to $2,532,000 in the first nine months of 2019 from $1,976,000 in the first nine months of 2018. Included in the cost of software license fees are the costs of capitalized software amortization and the cost of all third party software embedded in the Company’s software licenses which are sold to customers. Amortization of capitalized software development costs was $2,463,000 for the first nine months in 2019 compared to $1,940,000 for the same period in 2018. The increase in amortization was due to the amortization of Alliance Version 15 that began being amortized during the 4th quarter of 2018 that will continue for 2 years as well as amortization of Version 15.1 that was released in March 2019. The gross margin percentage on software license sales was (94%) in the first nine months of 2019 compared to 5% in the first nine months of 2018. The decline in the license margin resulted from a decrease in software license fees and an increase in amortization of software license fees in the first nine months of 2019.

Cost of subscriptions increased by 11% to $884,000 in the first nine months of 2019 from $794,000 in the first nine months of 2018. The increase in cost of subscriptions is mainly attributed to the addition of more customers to the SaaS environment and increased hosting compliance costs in the first nine months of 2019 compared to the same period in 2018. The gross margin percentage on hosting was 76% in the first nine months of 2019 compared to 74% in the first nine months of 2018. The growth in the subscription margin was primarily due to the increase in subscription revenues as customers continue to go live.

Cost of services and maintenance decreased 8% to $9,802,000 in the first nine months of 2019 from $10,705,000 in the first nine months of 2018. The decrease in cost of service and maintenance is mainly attributed to a decrease in headcount in the U.S., a decrease in subcontractor cost in Japan, and decreases in travel expenses in all regions partially offset by an increase in recruiting costs. The gross margin percentage was 30% in the first nine months of 2019 and 2018.

Gross Profit

Gross profit decreased 17% to $5,777,000 in the first nine months of 2019 from $6,978,000 in the first nine months of 2018 primarily due to a decrease of license and service and maintenance revenues and an increase in software license and subscription costs partially offset by an increase in subscription revenue and decrease in service and maintenance costs. As a percentage of revenue, gross profit in the first nine months of 2019 was 30% compared to 34% in the first nine months of 2018.

Operating Expenses

Product Development

Product development expenses increased 23% to $857,000 in the first nine months of 2019 from $697,000 in the first nine months of 2018.  Fluctuations in product development expense from period to period result from the amount of product development expense that is capitalized. Development costs of $2,301,000 were capitalized in the first nine months of 2019 compared to $2,430,000 during the same period in 2018 due to additional resources working on Version 15 in 2018. In 2018, there had been extra time and resources allocated to Version 15 due to all the additional functionality and upgrades being made to this version. Gross product development expense was $3,158,000 in the first nine months of 2019 compared to $3,127,000 during the same period in 2018. The slight increase of 1% in gross product development expense was primarily due to general inflationary cost increases. The majority of development work is performed in Israel. Product development expense as a percentage of revenues was 5% in the first nine months of 2019 and 3% in the first nine months of 2018.

Sales and Marketing

Sales and marketing expense increased by 4% to $3,122,000 in the first nine months of 2019 from $2,991,000 in the first nine months of 2018. The increase in sales and marketing expense resulted from an increase in third party marketing costs and increased headcount in the U.S., partially offset by lower sales commissions due to a decrease in commissionable sales. The increase in third party marketing costs is due to the Company’s strategy of expanding its marketing presence through additional efforts to increase awareness of our products in order to improve lead generation and sales opportunities. Increased awareness occurs through additional webinars in all regions focused on the vertical industries in which the Company operates, attendance at more trade shows, and new strategies to improve lead generation for the Company’s sales force.  As a percentage of revenues, sales and marketing expense was 16% in the first nine months of 2019 and 15% in the first nine months of 2018.

General and Administrative

General and administrative expenses consist of salaries, benefits and related costs for the Company’s finance, administrative and executive management personnel, legal costs, accounting costs, and various costs associated with the Company’s status as a public company. General and administrative expenses increased 21% to $3,479,000 during the first nine months of 2019 from $2,868,000 in the first nine months of 2018 mainly due to increased professional fees which we did not incur during the same period in 2018. As a percentage of revenue, general and administrative expenses were 18% in the first nine months of 2019 compared to 14% in the first nine months of 2018.

Net Interest Expense

Net interest expense was $217,000 in the first nine months of 2019 compared to $163,000 in the first nine months of 2018. The increase in interest expense is mainly due to interest paid on accrued, but unpaid preferred dividends compared to the same period in 2018offset by a slight decrease in the interest rate charged by Bridge Bank on the Company’s line of credit due to a decrease in the prime rate and by a lower average line of credit during the first nine months of 2019 compared to the same period in 2018 which resulted in a small decline in the interest paid to Bride bank for the period. Per the preferred stock agreements, unpaid accrued preferred dividends incur an interest charge calculated at 10% per annum.

Income Tax Expense

The Company recorded a provision for income tax of $122,000 for first nine months of 2019 compared to $19,000 for the same quarter in 2018. The tax expense increase resulted from income tax paid in Australia during the first nine months of 2019 compared to no tax provision paid in the same period in 2018. In the past, there has been no tax expense in the region due to the complete utilization of operating losses from prior periods which have been fully utilized. We expect to pay taxes in the future in the APAC region, as long as they remain profitable. The effective tax rate in the APAC region is 30%.

International Operations

The Company’s international operations generated revenues of $7,464,000 in the first nine months of 2019, a decrease of 19% compared to the same period in 2018. Revenues from international operations comprised 39% of the Company’s total revenue for the first nine months in 2019 compared to 45% in the first nine months of 2018. The decrease in international revenues is primarily due to a decrease revenues in all international regions, primarily Japan.

Liquidity and Capital Resources

Operating Activities

The Company generated $1,693,000 of cash from operating activities in the first nine months of 2019 compared to $1,722,000 in the first nine months of 2018.  The slight decrease in operating cash flows of $29,000 was primarily due to a decrease in income of $2,260,000, offset by an increase in noncash charges of $211,000, partially offset by an increase in collections of $1,380,000 from accounts receivable, a decrease in prepaid expenses of $143,000, and increases in accounts payable and accrued expenses of $354,000 and deferred revenue of $145,000.

Investing Activities

The Company used $2,446,000 for investing activities in the first nine months of 2019 compared to $2,472,000 for the first nine months of 2018. The slight increase in cash used for investing activities is primarily attributable to a decrease of $129,000 in capitalized software development costs partially offset by an increase of $103,000 for the acquisition of property and equipment.

Financing Activities

The Company used $137,000 in cash for financing activities in the first nine months of 2019, compared to generating $146,000 from financing activities during the first nine months in 2018.  The additional use of $283,000 of cash for financing activities resulted from the payment of $200,000 of preferred stock dividend payments in the first nine months of 2019 compared to $105,000 payments in the first nine months of 2018.  In addition, the Company borrowed $12,443,000 and repaid $12,524,000 on its line of credit from WAB in the first nine months of 2019 compared to borrowing $8,367,000 and repaying $7,975,000 on its line of credit in 2018. The Company repaid $225,000 on the term loan with WAB in 2018. In addition, the Company received $144,000 from the exercise of stock options in the first nine months of 2019 compared to $84,000 in the same period in 2018.

The effect of exchange rates on cash related to the U.S. dollar exchange rates for most other currencies in which the Company operates, primarily the Australian dollar, Japanese yen, the Euro, the British pound sterling and Israel shekel, provided an increase in cash of $12,000 in the first nine months of 2019 compared to $19,000 in the first nine months of 2018.

Operating Matters and Liquidity

The Company has a history of net losses and an accumulated deficit of $36,364,000 as of September 30, 2019. In the first nine months of 2019, the Company had a net loss of $2,020,000 compared to income of $240,000 generated in the first nine months of 2018. Further, at September 30, 2019, the Company had a working capital ratio of .57:1, with cash and cash equivalents of $1,839,000 compared to December 31, 2018 when the Company had cash and cash equivalents of $1,276,000. The increase in cash and cash equivalents for the first nine months 2019 was primarily driven by an increase in cash provided by operations in 2019 compared to 2018 and a decrease in capitalized software development costs, partially offset by an increase in the dividend payment.

As of September 30, 2019, the Company owed $2,588,000 against the line of credit from Western Alliance Bank (“WAB”).   As of September 30, 2019, the availability under the line of credit was $262,000. The Company has projected revenues that management believes will provide sufficient funds along with the additional borrowings available under its line of credit to sustain its continuing operations through at least November 15, 2020. The Second Loan Agreement increased the availability under the line of credit from $2,400,000 to $2,850,000 (see Note 4).

The Company was in compliance with the WAB financial and liquidity covenant as of September 30, 2019 and expects to be able to continue to comply with the required covenants under the modified agreement with WAB for at least the next year. As a result, the amount due to WAB under the line of credit as of September 30, 2019 were classified in the accompanying condensed consolidated balance sheet in accordance with the repayment terms stipulated in the agreement with WAB.

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

Management’s current operating plan is to maintain and/or reduce operating expenses in order to be aligned with expected revenues.  The primary area of focus will continue to be headcount and costs from outside consultants.  The Company remains focused on maximizing revenue from its revenue generating resources and will continue to repurpose, if necessary, certain personnel to become billable so the Company can continue to improve its liquidity.  The Company has a substantial professional services backlog that resulted from new customers added in 2019 as well as upgrade projects from our existing customers as they move to the latest version of Astea Alliance.   In 2020, the Company will continue to consider ways to reduce operating expenses in certain areas of the Company in order to maintain its liquidity. However, management has implemented new marketing initiatives which have increased our spending in this area in 2019. We believe the new initiatives will directly contribute to increasing new business, which is essential to our growth.  Operations will generate enough cash to meet obligations at least through November 15, 2020. As noted above, if the Company’s actual results fall short of expectations, the Company will make cost adjustments to improve the Company’s operating cash flows. In addition, we plan to maintain the same level of investment in software development and we do not expect to increase capital expenditures.

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

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our balances outstanding on our revolving line of credit with WAB, as the interest rate is variable. At September 30, 2019, the outstanding balances on our line of credit under the revolving credit facility with WAB was $2,588,000.

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

The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are denominated in foreign currency. For the nine months ended September 30, 2019, approximately 39% of the Company’s overall revenue resulted from sales to customers outside the United States. A 10% change in the value of the U.S. dollar relative to each of the currencies of the Company’s non-U.S.-generated sales would not have resulted in a material change to its results of operations. The Company does not expect any material loss with respect to foreign currency risk.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, we implemented internal controls for the new accounting standard adopted during the period, Leases, but there were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Merger Agreement

On October 7, 2019, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with IFS Americas, Inc. (“Parent”) and IFS Amber, Inc. (“Merger Sub”), a wholly owned subsidiary of Parent. Subject to the terms and conditions of the Agreement, Merger Sub will merge with the Company and then become a subsidiary of Parent (“the Merger”). It is expected for the merger to close before the end of calendar year 2019.

The transaction will result in the acquisition of all outstanding shares of the Company by Parent for cash. Each outstanding share of common stock, par value $0.01 per share, excluding shares held in treasury, will be purchased for $12.00 per share. Furthermore, each option to purchase shares of the Company common stock immediately prior to the effective time of the transaction, whether vested or unvested, will be cancelled and converted into the right to receive an amount in cash equal to the product of the total number of shares of common stock subject to the option, multiplied by the excess, if any, of the merger consideration, $12.00, over the applicable exercise price of each option.

The Merger Agreement contains various representations, warranties and covenants by the Company, Parent and Merger Sub. The Merger Agreement requires the Company to call and hold a special stockholders meeting and requires the board of directors of the Company to recommend that the Company’s stockholders approve the Merger Agreement and the merger.

The Merger Agreement requires the Company and Parent to use reasonable best efforts to take all reasonable actions necessary under applicable law to consummate the transactions contemplated by the Merger Agreement.

The Merger Agreement contains certain termination rights for each of the Company and Parent, including the right of each party to terminate the Merger Agreement if the merger has not been consummated by the end of January 31, 2020.

The Merger Agreement provides for a payment by the Company to Parent a termination fee in the amount of $2,569,746 in the case of a termination of the Merger Agreement under certain circumstances described in the Merger Agreement. Parent shall pay a termination fee of $2,936,852 to the Company in the event the Merger Agreement is terminated by Parent subject to certain conditions contained in the Merger Agreement.

The Company board of directors has unanimously determined that the transactions contemplated by the Merger Agreement are fair to, and in the best interest of, the Company and its stockholders, and has unanimously recommended that the Company board of directors approve the Merger Agreement and the transactions contemplated therein. The obligations of the parties to consummate the merger are subject to customary closing conditions.

This description of the Merger Agreement, the transactions contemplated by the Merger Agreement, and the background to the signing same of does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed with the SEC by the Company on October 8, 2019 and is incorporated herein by reference, and attached hereto as Exhibit 2.1, reference.

Risks Associated with a Failure to Consummate the Merger

The fact that there can be no assurance that all conditions to the parties’ obligations to consummate the Merger will be satisfied and as a result the possibility that the Merger might not be completed. If the Merger is not completed, (i) the Company will have incurred significant risk, transaction expenses and opportunity costs, including the possibility of disruption to its operations, diversion of management and employee attention, employee attrition and a potentially negative effect on its business and client relationships, (ii) depending on the circumstances that caused the Merger not to be completed, it is likely that the price of the Company’s common stock will decline, potentially significantly and (iii) the market’s perception of the Company’s prospects could be adversely affected.

Item 6. EXHIBITS

2.1	Agreement and Plan of Merger among Astea International Inc., IFS Americas, Inc., and IFS Amber, Inc., dated October 7, 2019 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 8-K filed on October 8, 2019)
10.27	Closing Compensation Agreement between Rick Etskovitz and Astea International Inc. dated September 17, 2019
31.1	Certification Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTEA INTERNATIONAL INC.

Date: November 14, 2019	/s/Zack Bergreen
Zack Bergreen
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019	/s/Rick Etskovitz
Rick Etskovitz
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

No. Description

2.1	Agreement and Plan of Merger among Astea International Inc., IFS Americas, Inc., and IFS Amber, Inc., dated October 7, 2019 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 8-K filed on October 8, 2019)

10.27	Closing Compensation Agreement between Rick Etskovitz and Astea International Inc. dated September 17, 2019

31.1	Certification Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

